Form 10-Q
period 2019-03-31
FIDELITY D & D BANCORP INC
filed 2019-05-09
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to______________________

Commission file number: 001-38229

FIDELITY D & D BANCORP, INC.

STATE OF INCORPORATION:  IRS EMPLOYER IDENTIFICATION NO:

PENNSYLVANIA                                     23-3017653

Address of principal executive offices:

BLAKELY & DRINKER ST.

DUNMORE, PENNSYLVANIA 18512

TELEPHONE: 570-342-8281

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common stock, without par value	FDBC	The NASDAQ Stock Market, LLC

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

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on April 30, 2019, the latest practicable date, was 3,780,975 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q March 31, 2019

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	March 31, 2019	December 31, 2018
Assets:
Cash and due from banks	$12,997	$16,025
Interest-bearing deposits with financial institutions	2,313	1,460
Total cash and cash equivalents	15,310	17,485
Available-for-sale securities	182,496	182,810
Federal Home Loan Bank stock	3,663	6,339
Loans and leases, net (allowance for loan losses of
$9,522 in 2019; $9,747 in 2018)	703,018	718,317
Loans held-for-sale (fair value $1,240 in 2019, $5,789 in 2018)	1,222	5,707
Foreclosed assets held-for-sale	420	190
Bank premises and equipment, net	18,186	18,289
Leased property under finance leases, net	330	333
Right-of-use assets	4,100	-
Cash surrender value of bank owned life insurance	22,761	20,615
Accrued interest receivable	3,322	3,271
Goodwill	209	209
Other assets	9,183	7,537
Total assets	$964,220	$981,102
Liabilities:
Deposits:
Interest-bearing	$594,675	$575,452
Non-interest-bearing	230,610	194,731
Total deposits	825,285	770,183
Accrued interest payable and other liabilities	8,735	8,956
Finance lease obligation	334	336
Operating lease liabilities	4,514	-
Short-term borrowings	5,906	76,366
FHLB advances	21,704	31,704
Total liabilities	866,478	887,545
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 3,780,975 in 2019; and 3,759,426 in 2018)	30,204	29,715
Retained earnings	66,642	64,937
Accumulated other comprehensive income (loss)	896	(1,095)
Total shareholders' equity	97,742	93,557
Total liabilities and shareholders' equity	$964,220	$981,102

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)
(dollars in thousands except per share data)	March 31, 2019	March 31, 2018
Interest income:
Loans and leases:
Taxable	$7,891	$6,699
Nontaxable	267	212
Interest-bearing deposits with financial institutions	15	42
Restricted regulatory securities	100	40
Investment securities:
U.S. government agency and corporations	960	775
States and political subdivisions (nontaxable)	422	370
Other securities	-	5
Total interest income	9,655	8,143
Interest expense:
Deposits	1,331	804
Securities sold under repurchase agreements	-	7
Other short-term borrowings and other	271	7
FHLB advances	143	66
Total interest expense	1,745	884
Net interest income	7,910	7,259
Provision for loan losses	255	300
Net interest income after provision for loan losses	7,655	6,959
Other income:
Service charges on deposit accounts	539	553
Interchange fees	494	469
Fees from trust fiduciary activities	294	401
Fees from financial services	235	177
Service charges on loans	280	172
Fees and other revenue	256	232
Earnings on bank-owned life insurance	146	152
Net losses on equity securities	-	(64)
Gain (loss) on write-down, sale or disposal of:
Loans	218	186
Available-for-sale debt securities	(4)	6
Premises and equipment	(1)	(1)
Total other income	2,457	2,283
Other expenses:
Salaries and employee benefits	3,704	3,367
Premises and equipment	1,075	968
Advertising and marketing	399	405
Professional services	385	402
Data processing and communication	411	354
Automated transaction processing	186	185
Office supplies and postage	105	105
FDIC assessment	67	68
PA shares tax	40	40
Loan collection	41	23
Other real estate owned	51	59
Other	306	232
Total other expenses	6,770	6,208
Income before income taxes	3,342	3,034
Provision for income taxes	540	506
Net income	$2,802	$2,528
Per share data :
Net income - basic	$0.74	$0.67
Net income - diluted	$0.73	$0.67
Dividends	$0.26	$0.24

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended
(Unaudited)	March 31,
(dollars in thousands)	2019	2018

Net income	$2,802	$2,528

Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available-for-sale debt securities	2,516	(2,477)
Reclassification adjustment for net losses (gains) realized in income	4	(6)
Net unrealized gain (loss)	2,520	(2,483)
Tax effect	(529)	521
Unrealized gain (loss), net of tax	1,991	(1,962)
Other comprehensive income (loss), net of tax	1,991	(1,962)
Total comprehensive income, net of tax	$4,793	$566

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the three months ended March 31, 2019 and 2018
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2017	3,734,478	$28,361	$57,218	$1,804	$87,383
Net income			2,528		2,528
Other comprehensive loss				(1,962)	(1,962)
Effect of adopting ASU 2016-01			421	(421)	-
Issuance of common stock through Employee Stock Purchase Plan	6,783	149			149
Issuance of common stock from vested restricted share grants through stock compensation plans	9,469
Issuance of common stock through exercise of stock options	750	14			14
Stock-based compensation expense		298			298
Cash dividends declared			(908)		(908)
Balance, March 31, 2018	3,751,480	$28,822	$59,259	$(579)	$87,502

Balance, December 31, 2018	3,759,426	$29,715	$64,937	$(1,095)	$93,557
Net income			2,802		2,802
Other comprehensive income				1,991	1,991
Effect of adopting ASU 2016-02			(107)		(107)
Issuance of common stock through Employee Stock Purchase Plan	4,535	175			175
Issuance of common stock from vested restricted share grants through stock compensation plans	15,049
Issuance of common stock through exercise of SSARs	1,965	-			-
Stock-based compensation expense		314			314
Cash dividends declared			(990)		(990)
Balance, March 31, 2019	3,780,975	$30,204	$66,642	$896	$97,742

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Three months ended March 31,
(dollars in thousands)	2019	2018

Cash flows from operating activities:
Net income	$2,802	$2,528
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	740	755
Provision for loan losses	255	300
Deferred income tax expense	218	378
Stock-based compensation expense	279	273
Excess tax benefit from exercise of stock options	23	4
Proceeds from sale of loans held-for-sale	12,702	8,168
Originations of loans held-for-sale	(6,231)	(7,150)
Earnings from bank-owned life insurance	(146)	(152)
Net gain from sales of loans	(218)	(186)
Net unrealized loss on equity securities	-	64
Net loss (gain) from sales of investment securities	4	(6)
Net loss from sale and write-down of foreclosed assets held-for-sale	21	30
Net loss from write-down and disposal of bank premises and equipment	1	1
Operating lease payments	7	-
Change in:
Accrued interest receivable	(50)	(55)
Other assets	(633)	(1,684)
Accrued interest payable and other liabilities	(1,583)	140
Net cash provided by operating activities	8,191	3,408

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	4,705	10,806
Proceeds from maturities, calls and principal pay-downs	9,052	5,493
Purchases	(11,145)	(27,510)
Decrease in FHLB stock	2,676	512
Net decrease (increase) in loans and leases	12,298	(4,079)
Principal portion of lease payments received under direct finance leases	548	-
Purchase of life insurance policies	(2,000)	-
Purchases of bank premises and equipment	(334)	(214)
Proceeds from sale of foreclosed assets held-for-sale	26	24
Net cash provided by (used in) investing activities	15,826	(14,968)

Cash flows from financing activities:
Net increase in deposits	55,102	45,145
Net decrease in short-term borrowings	(70,460)	(9,860)
Repayment of FHLB advances	(10,000)	(2,500)
Repayment of finance lease obligation	(19)	-
Proceeds from employee stock purchase plan participants	175	149
Exercise of stock options	-	14
Dividends paid	(990)	(908)
Net cash (used in) provided by financing activities	(26,192)	32,040
Net (decrease) increase in cash and cash equivalents	(2,175)	20,480
Cash and cash equivalents, beginning	17,485	15,825

Cash and cash equivalents, ending	$15,310	$36,305

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)	Three months ended March 31,
(dollars in thousands)	2019	2018
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,626	$872
Income tax	-	-
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized gains on available-for-sale securities	2,521	(2,483)
Transfers from loans to foreclosed assets held-for-sale	277	481
Transfers from loans to loans held-for-sale	1,925	320
Security settlement pending	1,698	760
Right-of-use asset	4,133	-

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

For additional information and disclosures required under GAAP, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

In the opinion of management, the consolidated balance sheets as of March 31, 2019 and December 31, 2018 and the related consolidated statements of income and consolidated statements of comprehensive income for the three months ended March 31, 2019 and 2018, and consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  Certain reclassifications have been made to the 2018 financial statements to conform to the 2019 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after March 31, 2019 through the date these consolidated financial statements were issued.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, and the notes included therein, included within the Company’s Annual Report filed on Form 10-K.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at March 31, 2019 is adequate and reasonable to cover incurred losses.  Given the subjective nature of identifying and estimating loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan portfolio to loans HFS.  Under these circumstances, pricing may be obtained from other entities and the residential mortgage loans are transferred at the lower of cost or market value and simultaneously sold.  For other loans transferred to HFS, pricing may be obtained from other entities or modeled and the other loans are transferred at the lower of cost or market value and then sold.  As of March 31, 2019 and December 31, 2018, loans classified as HFS consisted of residential mortgage loans.

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

The Company holds separate supplemental executive retirement (SERP) agreements for certain officers and an amount is credited to each participant’s SERP account monthly while they are actively employed by the bank until retirement.  A deferred tax asset is provided for the non-deductible SERP expense.  The Company also entered into separate split dollar life insurance arrangements with four executives providing post-retirement benefits and accrues monthly expense for this benefit.  The split dollar life insurance expense is not deductible for tax purposes.  Monthly expenses for the SERP and post-retirement split dollar life benefit are recorded as components of salaries and employee benefit expense on the consolidated statements of income.

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and interest-bearing deposits with financial institutions.  Expenditures for construction in process, a component of other assets in the consolidated balance sheets, are included in acquisition of premises and equipment.

2.  New accounting pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.  The amendments in this update require financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis.  Previously, when credit losses were measured under GAAP, an entity only considered past events and current conditions when measuring the incurred loss.  The amendments in this update broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually.  The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  An entity must use judgement in determining the relevant information and estimation methods that are appropriate under the circumstances.  The amendments in this update also require that credit losses on available-for-sale debt securities be presented as an allowance for credit losses rather than a writedown.  In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, which clarifies that receivables arising from operating leases are not within the scope of Topic 326.  In December 2018, regulators issued a final rule related to regulatory capital (Regulatory Capital Rule: Implementation and Transition of the Current Expected Credit Losses Methodology for Allowances and Related Adjustments to the Regulatory Capital Rule and Conforming Amendments to Other Regulations) which is intended to provide regulatory capital relief for entities transitioning to CECL.  The amendments in this update are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019 for public companies.  Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years.  An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption (modified-retrospective approach).  Upon adoption, the change in this accounting guidance could result in an increase in the Company's allowance for loan losses and require the Company to record loan losses more rapidly.  The Company has engaged the services of a qualified third party service provider to assist management in estimating credit allowances under this standard and is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU 2016-02 requires the recognition of a right-of-use asset and related lease liability by lessees for leases classified as operating leases under GAAP.  The Company made an election to exclude leases less than 12 months from the provisions of this ASU.  The Company also elected the “package of practical expedients” which allowed us not to reassess, under the new standard, lease classification, lease identification and initial direct costs.  The Company had several lease agreements, such as branch locations, which were considered operating leases, and therefore not recognized on the Company’s consolidated balance sheets.  The Company adopted this standard on January 1 2019 and made an adjustment to add $4.1 million to the consolidated balance sheet as a right-of-use-asset, $4.6 million as a lease liability and reduced equity by ($0.1 million).  There was not any significant effect on the consolidated statements of income.  See Footnote 11, Leases, for more information regarding the adoption of this standard.

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

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements to clarify three issues brought to the FASB’s attention through interactions with stakeholders: Determining the fair value of the underlying assets by lessors that are not manufacturers or dealers; presentation on the statement of cash flows –sales-type and direct financing leases; and transition disclosures related to Topic 250, Accounting Changes and Error Corrections.  The transition and effective date provisions for this update apply to issue 1 and 2.  The amendments in this update are effective for the Company for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  Early adoption is permitted.  The Company adopted this standard during the first quarter of 2019 and it did not have any significant effect on the Company’s financial statements.

3.  Accumulated other comprehensive income

The following tables illustrate the changes in accumulated other comprehensive income by component and the details about the components of accumulated other comprehensive income as of and for the periods indicated:

As of and for the three months ended March 31, 2019
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	debt securities
Beginning balance	$(1,095)

Other comprehensive income before reclassifications, net of tax	1,988
Amounts reclassified from accumulated other comprehensive income, net of tax	3
Net current-period other comprehensive income	1,991
Ending balance	$896

As of and for the three months ended March 31, 2018
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	securities
Beginning balance	$1,804

Other comprehensive loss before reclassifications, net of tax	(1,957)
Amounts reclassified from accumulated other comprehensive income, net of tax	(5)
Effect of adopting ASU 2016-01, net of tax*	(421)
Net current-period other comprehensive loss	(2,383)
Ending balance	$(579)

*The Company adopted ASU 2016-01 on January 1, 2018.  As a result, unrealized gains on equity securities were reclassified from accumulated other comprehensive income to retained earnings.

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated		Affected line item in the statement
(dollars in thousands)	other comprehensive income		where net income is presented
	For the three months ended
	March 31,
	2019	2018

Unrealized (losses) gains on AFS debt securities	$(4)	$6	Gain (loss) on sale of investment securities
Income tax effect	1	(1)	Provision for income taxes
Total reclassifications for the period	$(3)	$5	Net income

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

The amortized cost and fair value of investment securities at March 31, 2019 and December 31, 2018 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
March 31, 2019
Available-for-sale debt securities:
Agency - GSE	$5,929	$105	$-	$6,034
Obligations of states and political subdivisions	49,170	1,788	(65)	50,893
MBS - GSE residential	126,263	574	(1,268)	125,569

Total available-for-sale debt securities	$181,362	$2,467	$(1,333)	$182,496

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2018
Available-for-sale debt securities:
Agency - GSE	$5,926	$8	$(17)	$5,917
Obligations of states and political subdivisions	51,603	1,259	(287)	52,575
MBS - GSE residential	126,667	266	(2,615)	124,318

Total available-for-sale debt securities	$184,196	$1,533	$(2,919)	$182,810

The amortized cost and fair value of debt securities at March 31, 2019 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Available-for-sale securities:
Debt securities:
Due in one year or less	$4,770	$4,791
Due after one year through five years	8,318	8,546
Due after five years through ten years	2,008	2,017
Due after ten years	40,003	41,573

MBS - GSE residential	126,263	125,569

Total available-for-sale debt securities	$181,362	$182,496

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

The following table presents the fair value and gross unrealized losses of debt securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of March 31, 2019 and December 31, 2018:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

March 31, 2019
Agency - GSE	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	379	(2)	3,780	(63)	4,159	(65)
MBS - GSE residential	3,036	(13)	86,187	(1,255)	89,223	(1,268)
Total	$3,415	$(15)	$89,967	$(1,318)	$93,382	$(1,333)
Number of securities	3		68		71

December 31, 2018
Agency - GSE	$3,937	$(17)	$-	$-	$3,937	$(17)
Obligations of states and political subdivisions	6,123	(91)	8,447	(196)	14,570	(287)
MBS - GSE residential	25,612	(353)	74,864	(2,262)	100,476	(2,615)
Total	$35,672	$(461)	$83,311	$(2,458)	$118,983	$(2,919)
Number of securities	31		69		100

The Company had 71 debt securities in an unrealized loss position at March 31, 2019, including sixty-two mortgage-backed securities and nine municipal securities.  The severity of these unrealized losses based on their underlying cost basis was as follows at March 31, 2019: 1.40% for total MBS-GSE; and 1.54% for municipals.  Of these securities, sixty mortgage-backed securities and eight municipal securities had been in an unrealized loss position in excess of 12 months. The changes in the prices on these securities in an unrealized loss position in excess of 12 months are the result of interest rate movement and management believes they are temporary in nature.

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

For all debt securities, as of March 31, 2019, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and nor any conditions were identified by management that, more likely than not, would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5.  Loans and leases

The classifications of loans and leases at March 31, 2019 and December 31, 2018 are summarized as follows:

(dollars in thousands)	March 31, 2019	December 31, 2018

Commercial and industrial	$120,815	$126,884
Commercial real estate:
Non-owner occupied	97,605	95,515
Owner occupied	122,721	124,092
Construction	4,266	6,761
Consumer:
Home equity installment	32,311	32,729
Home equity line of credit	51,228	52,517
Auto loans	101,710	105,576
Direct finance leases	16,980	17,004
Other	5,190	6,314
Residential:
Real estate	145,036	145,951
Construction	15,670	15,749
Total	713,532	729,092
Less:
Allowance for loan losses	(9,522)	(9,747)
Unearned lease revenue	(992)	(1,028)

Loans and leases, net	$703,018	$718,317

Net deferred loan costs of $2.5 million and $2.6 million have been included in the carrying values of loans at March 31, 2019 and December 31, 2018, respectively.

Direct finance leases include the lease receivable and the guaranteed lease residual.  Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease.  Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate unpaid principal balance of mortgages serviced amounted to $311.1 million as of March 31, 2019 and $304.9 million as of December 31, 2018.  Mortgage servicing rights amounted to $1.2 million and $1.1 million as of March 31, 2019 and December 31, 2018, respectively.

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

Non-accrual loans, segregated by class, at March 31, 2019 and December 31, 2018, were as follows:

(dollars in thousands)	March 31, 2019	December 31, 2018

Commercial and industrial	$156	$156
Commercial real estate:
Non-owner occupied	459	472
Owner occupied	1,788	1,634
Consumer:
Home equity installment	54	463
Home equity line of credit	71	34
Auto loans	25	25
Residential:
Real estate	1,199	1,514
Total	$3,752	$4,298

Troubled Debt Restructuring

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Company considers all TDRs to be impaired loans.  The Company typically considers the following concessions when modifying a loan, which may include lowering interest rates below the market rate, temporary interest-only payment periods, term extensions at interest rates lower than the current market rate for new debt with similar risk and/or converting revolving credit lines to term loans. The Company typically does not forgive principal when granting a TDR modification.  Of the TDRs outstanding as of March 31, 2019 and 2018, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time.  Other than the TDRs that were placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

There were no loans modified in a TDR for the three months ended March 31, 2019.  The following presents by class, information related to loans modified in a TDR:

	Loans modified as TDRs for the three months ended:
(dollars in thousands)	March 31, 2019			March 31, 2018

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Consumer home equity installment	-	$-	$-	1	$414	$349
Residential real estate	-	-	-	1	316	-
Total	-	$-	$-	2	$730	$349

In the above tables, the period end balance is inclusive of all partial pay downs and charge-offs since the modification date.  For all loans modified in a TDR, the pre-modification recorded investment was the same as the post-modification recorded investment.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.  There were no loans modified as a TDR within the previous twelve months that subsequently defaulted (i.e. 90 days or more past due following modification) during the three months ended March 31, 2019 and 2018.

The allowance for loan losses (allowance) may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price.  If the loan is collateral dependent, the estimated fair value of the collateral is used to establish the allowance.  As of March 31, 2019 and 2018, respectively, the allowance for impaired loans that have been modified in a TDR was $0.2 million and $0.8 million, respectively.

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date.  An aging analysis of past due loans, segregated by class, as of the period indicated is as follows (dollars in thousands):

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
March 31, 2019	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$307	$123	$422	$852	$119,963	$120,815		$266
Commercial real estate:
Non-owner occupied	346	386	459	1,191	96,414	97,605		-
Owner occupied	244	99	1,903	2,246	120,475	122,721		115
Construction	-	-	-	-	4,266	4,266		-
Consumer:
Home equity installment	83	-	54	137	32,174	32,311		-
Home equity line of credit	223	-	193	416	50,812	51,228		122
Auto loans	195	6	26	227	101,483	101,710		1
Direct finance leases	14	-	12	26	15,962	15,988	(2)	12
Other	85	2	-	87	5,103	5,190		-
Residential:
Real estate	209	-	1,199	1,408	143,628	145,036		-
Construction	-	-	-	-	15,670	15,670		-
Total	$1,706	$616	$4,268	$6,590	$705,950	$712,540		$516
(1) Includes $3.8 million of non-accrual loans.  (2) Net of unearned lease revenue of $1.0 million. (3) Includes net deferred loan costs of $2.5 million.

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2018	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$1,711	$135	$156	$2,002	$124,882	$126,884		$-
Commercial real estate:
Non-owner occupied	388	113	472	973	94,542	95,515		-
Owner occupied	263	513	1,634	2,410	121,682	124,092		-
Construction	-	-	-	-	6,761	6,761		-
Consumer:
Home equity installment	50	182	463	695	32,034	32,729		-
Home equity line of credit	725	175	34	934	51,583	52,517		-
Auto loans	262	86	25	373	105,203	105,576		-
Direct finance leases	69	-	-	69	15,907	15,976	(2)	-
Other	79	10	1	90	6,224	6,314		1
Residential:
Real estate	557	573	1,514	2,644	143,307	145,951		-
Construction	-	-	-	-	15,749	15,749		-
Total	$4,104	$1,787	$4,299	$10,190	$717,874	$728,064		$1

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

At March 31, 2019, impaired loans totaled $5.1 million consisting of $1.3 million in accruing TDRs and $3.8 million in non-accrual loans. At December 31, 2018, impaired loans totaled $6.1 million consisting of $1.8 million in accruing TDRs and $4.3 million in non-accrual loans.  As of March 31, 2019, the non-accrual loans included three TDRs to three unrelated borrowers totaling $1.1 million compared with four TDRs to three unrelated borrowers totaling $1.7 million as of December 31, 2018.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
March 31, 2019
Commercial and industrial	$271	$156	$24	$180	$60
Commercial real estate:
Non-owner occupied	1,156	857	108	965	194
Owner occupied	3,226	1,623	922	2,545	262
Consumer:
Home equity installment	88	-	54	54	-
Home equity line of credit	138	14	57	71	9
Auto loans	31	17	8	25	10
Residential:
Real estate	1,772	689	510	1,199	38
Total	$6,682	$3,356	$1,683	$5,039	$573

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2018
Commercial and industrial	$251	$156	$24	$180	$41
Commercial real estate:
Non-owner occupied	1,176	715	269	984	36
Owner occupied	3,266	1,473	1,455	2,928	559
Consumer:
Home equity installment	496	414	49	463	356
Home equity line of credit	74	33	1	34	16
Auto loans	31	17	8	25	10
Residential:
Real estate	2,091	29	1,485	1,514	2
Total	$7,385	$2,837	$3,291	$6,128	$1,020

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

	March 31, 2019			March 31, 2018
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$178	$1	$-	$227	$-	$-
Commercial real estate:
Non-owner occupied	1,701	8	-	2,558	23	-
Owner occupied	2,589	10	-	3,484	18	-
Construction	75	-	-	171	-	-
Consumer:
Home equity installment	381	-	-	95	2	-
Home equity line of credit	42	-	-	541	8	-
Auto loans	35	-	-	12	-	-
Other	4	-	-	6	-	-
Residential:
Real estate	1,347	9	-	1,345	22	-
Total	$6,352	$28	$-	$8,439	$73	$-

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

The following table presents loans including $2.5 million and $2.6 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of March 31, 2019 and December 31, 2018, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

	March 31, 2019
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$119,047	$413	$1,355	$-	$120,815
Commercial real estate - non-owner occupied	91,944	1,175	4,486	-	97,605
Commercial real estate - owner occupied	113,266	3,432	6,023	-	122,721
Commercial real estate - construction	4,248	18	-	-	4,266
Total commercial	$328,505	$5,038	$11,864	$-	$345,407

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	March 31, 2019
(dollars in thousands)	Performing	Non-performing	Total

Consumer
Home equity installment	$32,257	$54	$32,311
Home equity line of credit	51,035	193	51,228
Auto loans	101,684	26	101,710
Direct finance leases (1)	15,976	12	15,988
Other	5,190	-	5,190
Total consumer	206,142	285	206,427
Residential
Real estate	143,837	1,199	145,036
Construction	15,670	-	15,670
Total residential	159,507	1,199	160,706
Total consumer & residential	$365,649	$1,484	$367,133

(1)Net of unearned lease revenue of $1.0 million.

Commercial credit exposure

Credit risk profile by creditworthiness category

	December 31, 2018
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$125,272	$334	$1,278	$-	$126,884
Commercial real estate - non-owner occupied	90,373	938	4,204	-	95,515
Commercial real estate - owner occupied	116,577	1,685	5,830	-	124,092
Commercial real estate - construction	6,761	-	-	-	6,761
Total commercial	$338,983	$2,957	$11,312	$-	$353,252

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	December 31, 2018
(dollars in thousands)	Performing	Non-performing	Total

Consumer
Home equity installment	$32,266	$463	$32,729
Home equity line of credit	52,483	34	52,517
Auto loans	105,551	25	105,576
Direct finance leases (2)	15,976	-	15,976
Other	6,313	1	6,314
Total consumer	212,589	523	213,112
Residential
Real estate	144,437	1,514	145,951
Construction	15,749	-	15,749
Total residential	160,186	1,514	161,700
Total consumer & residential	$372,775	$2,037	$374,812

(2)Net of unearned lease revenue of $1.0 million.

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

Information related to the change in the allowance and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the three months ended March 31, 2019
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,432	$3,901	$2,548		$1,844	$22	$9,747
Charge-offs	(28)	(361)	(89)		(35)	-	(513)
Recoveries	6	2	25		-	-	33
Provision	(3)	485	(354)		101	26	255
Ending balance	$1,407	$4,027	$2,130		$1,910	$48	$9,522
Ending balance: individually evaluated for impairment	$60	$456	$19		$38	$-	$573
Ending balance: collectively evaluated for impairment	$1,347	$3,571	$2,111		$1,872	$48	$8,949
Loans Receivables:
Ending balance (2)	$120,815	$224,592	$206,427	(1)	$160,706	$-	$712,540
Ending balance: individually evaluated for impairment	$180	$3,510	$150		$1,199	$-	$5,039
Ending balance: collectively evaluated for impairment	$120,635	$221,082	$206,277		$159,507	$-	$707,501

(1) Net of unearned lease revenue of $1.0 million.  (2) Includes $2.5 million of net deferred loan costs.

As of and for the year ended December 31, 2018
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,374	$4,060	$2,063		$1,608	$88	$9,193
Charge-offs	(196)	(268)	(391)		(371)	-	(1,226)
Recoveries	77	42	211		-	-	330
Provision	177	67	665		607	(66)	1,450
Ending balance	$1,432	$3,901	$2,548		$1,844	$22	$9,747
Ending balance: individually evaluated for impairment	$41	$595	$382		$2	$-	$1,020
Ending balance: collectively evaluated for impairment	$1,391	$3,306	$2,166		$1,842	$22	$8,727
Loans Receivables:
Ending balance (2)	$126,884	$226,368	$213,112	(1)	$161,700	$-	$728,064
Ending balance: individually evaluated for impairment	$180	$3,912	$522		$1,514	$-	$6,128
Ending balance: collectively evaluated for impairment	$126,704	$222,456	$201,506		$160,186	$-	$710,852

(1) Net of unearned lease revenue of 1.0 million.  (2) Includes $2.6 million of net deferred loan costs.

As of and for the three months ended March 31, 2018
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,374	$4,060	$2,063	$1,608	$88	$9,193
Charge-offs	(15)	(43)	(112)	(5)	-	(175)
Recoveries	54	3	33	-	-	90
Provision	(177)	(32)	486	59	(36)	300
Ending balance	$1,236	$3,988	$2,470	$1,662	$52	$9,408

Direct finance leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and subsequent related updates to revise the accounting for leases.  Additionally the Company early adopted ASU 2019-01, Codification Improvements, as of January 1, 2019.  See Footnote 2, “New accounting pronouncements,” for additional information about adoption of these standards.  Lessor accounting was largely unchanged as a result of the standard.  Upon adoption of the standard, the lease residual was reclassified from other assets to direct finance leases within loans and leases in the current period and all comparative periods.  Additional disclosures required under the standard are included in this section and in Footnote 11, “Leases”.

The Company originates direct finance leases through two automobile dealerships.  The carrying amount of the Company’s lease receivables was $4.7 million and $4.9 million as of March 31, 2019 and December 31, 2018.  The residual value of the direct finance leases is fully guaranteed by the dealerships.  Residual values amounted to $11.3 million and $11.1 million at March 31, 2019 and December 31, 2018, respectively.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2019	$4,521
2020	5,298
2021	4,966
2022	1,675
2023	511
2024 and thereafter	9
Total future minimum lease payments receivable	16,980
Less: Unearned income	(992)
Undiscounted cash flows to be received	$15,988

6.  Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock options and stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued stock options or SSARs were exercised and converted into common stock.  As of the three months ended March 31, 2019 and 2018, there were 29,708 and 25,262 potentially dilutive shares related to issued and unexercised stock options and SSARs.  For restricted stock, dilution would occur from the Company’s previously granted but unvested shares.  There were 11,058 and 10,765 potentially dilutive shares related to unvested restricted share grants as of the three months ended March 31, 2019 and 2018, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended March 31,
	2019	2018
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$2,802	$2,528
Weighted-average common shares outstanding	3,774,004	3,747,023
Basic EPS	$0.74	$0.67

Diluted EPS:
Net income available to common shareholders	$2,802	$2,528
Weighted-average common shares outstanding	3,774,004	3,747,023
Potentially dilutive common shares	40,766	36,027
Weighted-average common and potentially dilutive shares outstanding	3,814,770	3,783,050
Diluted EPS	$0.73	$0.67

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

In each of the 2012 stock incentive plans, the Company has reserved 750,000 shares of its no-par common stock for future issuance.  The Company recognizes share-based compensation expense over the requisite service or vesting period.  During 2015, the Company created a Long-Term Incentive Plan (LTIP) that awards restricted stock and stock-settled stock appreciation rights (SSARs) to senior officers based on the attainment of performance goals.  The service requirement is the participant’s continued employment throughout the LTIP with a three-year vesting period.  The restricted stock has a two-year post vesting holding period requirement.  The SSAR awards have a ten year term from the date of each grant.  The Company granted restricted stock and SSARs in February 2016 based on 2015 performance, in February 2017 based on 2016 performance and in February 2018 based on 2017 performance and 2015-2017 3-year cumulative performance.  During the first quarter of 2019, the Company approved a 1 year LTIP and awarded restricted stock and SSARs to senior officers and managers in February 2019 based on 2018 performance.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended March 31, 2019 and 2018 under the 2012 stock incentive plans:

	March 31, 2019			March 31, 2018
			Weighted-			Weighted-
			average			average
	Shares		grant date	Shares		grant date
	granted		fair value	granted		fair value

Director plan	5,600	(2)	$54.69	8,400	(2)	$49.50
Omnibus plan	7,251	(2)	54.69	10,800	(2)	45.83
Omnibus plan	50	(1)	58.08	50	(1)	49.50
Total	12,901		$54.70	19,250		$47.44

(1) Vest after 1 year  (2) Vest after 3 years – 33% each year

The fair value of the 5,600 and 7,251 shares granted on February 5, 2019 was calculated using the grant date stock price with a discount valuation.  The Chaffe model was used to calculate the discount. Since the shares vest over three years and then have a further two-year holding period, the historical volatility of the five years prior to the issue date was used to estimate volatility.  The five year treasury yield was used as the interest rate. The Company does pay a dividend, but since the shareholder will receive the dividends during vesting and the post-vest restriction period, no dividend yield was used in the calculation as not to inflate the discount.  The grant date stock price was $59.70 and the discount of 8.393% was calculated using an interest rate of 2.494% and a 5 year historical volatility of 19.411%.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2018	12,600	17,360	29,960	$38.99
Granted	5,600	7,301	12,901	54.70
Vested	(7,000)	(8,049)	(15,049)	34.19
Non-vested balance at March 31, 2019	11,200	16,612	27,812	$49.00

The Company granted 11,073 SSARs under the Omnibus Plan on February 5, 2019.  The Company estimated the fair value of SSARs using the Black-Scholes-Merton valuation model on the grant date.  The Company used the following assumptions: the risk-free interest rate is the rate equivalent to the expected term of the option interpolated from the U.S. Treasury Yield Curve on the valuation date and historical volatility is calculated by taking the standard deviation of historical returns using weekly and monthly data.  The fair value of these SSARs was $16.79 per share, based on a risk-free interest rate of 2.692%, a dividend yield of 1.628% and a volatility of 23.732% using an expected term of ten years.

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2018	89,250	8.36	8.2
Granted	11,073	16.79	10.0
Exercised	(3,059)	3.48
Forfeited	-	-
Outstanding March 31, 2019	97,264	$9.47	8.2

Of the SSARs outstanding at March 31, 2019, 52,112 vested and were exercisable. SSARs vest over a three year period – 33% per year.

During the first quarter of 2019, there were 3,059 SSARs exercised.  The intrinsic value recorded for these SSARs was $10,631.  The tax deduction realized from the exercise of these SSARs was $108,134 resulting in a tax benefit of $22,708.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income.  The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three months ended March 31, 2019 and 2018 and the unrecognized stock-based compensation expense as of March 31, 2019:

	Three months ended March 31,
(dollars in thousands)	2019	2018
Stock-based compensation expense:
Director stock incentive plan	$59	$51
Omnibus stock incentive plan	148	104
Employee stock purchase plan	107	143
Total stock-based compensation expense	$314	$298

In addition, during the three months ended March 31, 2019 and 2018, the Company reversed accruals of ($35 thousand) and ($25 thousand) in stock-based compensation expense for restricted stock and SSARs awarded under the Omnibus Plan.

As of
(dollars in thousands)	March 31, 2019
Unrecognized stock-based compensation expense:
Director plan	$545
Omnibus plan	1,252
Total unrecognized stock-based compensation expense	$1,797

The unrecognized stock-based compensation expense as of March 31, 2019 will be recognized ratably over the periods ended January 2022 and January 2022 for the Director Plan and the Omnibus Plan, respectively.

During the first quarter of 2018, there were 750 stock options exercised at a price of $18.50 per share.  The intrinsic value of these stock options was $2,585.  The tax deduction realized from the exercise of these options was $22,875 resulting in a tax benefit of $4,804.  As of March 31, 2019, there were no stock options outstanding.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  As of March 31, 2019, 81,019 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased and it is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

March 31, 2019
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$15,310	$15,310	$15,310	$-	$-
Available-for-sale debt securities	182,496	182,496	-	182,496	-
FHLB stock	3,663	3,663	-	3,663	-
Loans and leases, net	703,018	684,316	-	-	684,316
Loans held-for-sale	1,222	1,240	-	1,240	-
Accrued interest receivable	3,322	3,322	-	3,322	-
Financial liabilities:
Deposits with no stated maturities	705,467	705,467	-	705,467	-
Time deposits	119,818	118,760	-	118,760	-
Short-term borrowings	5,906	5,906	-	5,906	-
FHLB advances	21,704	21,899	-	21,899	-
Accrued interest payable	649	649	-	649	-

December 31, 2018
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$17,485	$17,485	$17,485	$-	$-
Available-for-sale debt securities	182,810	182,810	-	182,810	-
FHLB stock	6,339	6,339	-	6,339	-
Loans and leases, net	718,317	697,729	-	-	697,729
Loans held-for-sale	5,707	5,789	-	5,789	-
Accrued interest receivable	3,271	3,271	-	3,271	-
Financial liabilities:
Deposits with no stated maturities	653,897	653,897	-	653,897	-
Time deposits	116,286	114,876	-	114,876	-
Short-term borrowings	76,366	76,366	-	76,366	-
FHLB advances	31,704	31,698	-	31,698	-
Accrued interest payable	530	530	-	530	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$6,034	$-	$6,034	$-
Obligations of states and political subdivisions	50,893	-	50,893	-
MBS - GSE residential	125,569	-	125,569	-
Total available-for-sale debt securities	$182,496	$-	$182,496	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$5,917	$-	$5,917	$-
Obligations of states and political subdivisions	52,575	-	52,575	-
MBS - GSE residential	124,318	-	124,318	-
Total available-for-sale debt securities	$182,810	$-	$182,810	$-

Debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the periods ending March 31, 2019 and December 31, 2018, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending March 31, 2019 and December 31, 2018, respectively.

The following table illustrates the financial instruments newly measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at March 31, 2019	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,783	$-	$-	$2,783
Other real estate owned	412	-	-	412
Other repossessed assets	8	-	-	8
Total	$3,203	$-	$-	$3,203

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2018	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,817	$-	$-	$1,817
Other real estate owned	184	-	-	184
Total	$2,001	$-	$-	$2,001

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

At March 31, 2019 and December 31, 2018, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -21.36% to -91.17% and from -16.70% to -57.89%, respectively.  The weighted-average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -38.12% as of March 31, 2019 and -44.42% as of December 31, 2018, respectively.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  Appraisals form the basis for determining the net realizable value from these properties.  Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At March 31, 2019 and December 31, 2018, the discounts applied to the appraised values of ORE ranged from -19.53% and -77.60% and from -18.47% to -68.96%, respectively.  As of March 31, 2019 and December 31, 2018, the weighted-average of discount to the appraisal values of ORE amounted to -34.05% and -45.83%, respectively.

For other repossessed assets, consisting of one automobile as of March 31, 2019, the Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.  There were no other repossessed assets at December 31, 2018.

9.  Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers.  The policies are recorded at their cash surrender values.  Increases in cash surrender values are included in non-interest income in the consolidated statements of income.  In March 2019, the Company purchased an additional $2.0 million of BOLI.  The policies’ cash surrender value totaled $22.8 million and $20.6 million, respectively, as of March 31, 2019 and December 31, 2018 and is reflected as an asset on the consolidated balance sheets.  As of March 31, 2019 and 2018, the Company has recorded income of $146 thousand and $152 thousand, respectively.

Officer Life Insurance

In 2017, the Bank entered into separate split dollar life insurance arrangements (Split Dollar Agreements) with eleven officers.  This plan provides each officer a specified death benefit should the officer die while in the Bank’s employ.  The Bank paid the insurance premiums in March 2017 and the arrangements were effective in March 2017.  In March 2019, the Bank entered into a new Split Dollar Agreement with one officer. The Bank owns the policies and all cash values thereunder.  Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary.  As of March 31, 2019 the policies had total death benefits of $22.8 million of which $4.1 million would have been paid to the officer’s beneficiaries and the remaining $18.7 million would have been paid to the Bank.  In addition, four executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met.  As of March 31, 2019, the Company accrued expenses of $75 thousand for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with four officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement.  On March 20, 2019, the Bank entered into a SERP Agreement with one officer, pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2019 until normal retirement age.  As of March 31, 2019, the Company accrued expenses of $994 thousand in connection with the SERP.

10.  Revenue Recognition

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

Contract balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before the payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity already received payment (or payment is due) from the customer.  The Company’s non-interest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized.  The Company typically does not enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of March 31, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

11.  Leases

ASU 2016-02 Leases (Topic 842) became effective for the Company on January 1, 2019.  For all operating lease contracts where the Company is lessee, a right-of-use (ROU) asset and lease liability was recorded as of the effective date.  The Company assumed all renewal terms will be exercised when calculating the ROU assets and lease liabilities.  For leases existing at the transition date, any prepaid or deferred rent was added to the ROU asset to calculate the lease liability.  The discount rate used to calculate the present value of future payments at the transition date was the Company’s incremental borrowing rate.  The Company used the FHLB fixed rate borrowing rates on December 29, 2018 as the discount rate at transition.  For all classes of underlying assets, the Company has elected not to record short-term leases (leases with a term of 12 months or less) on the balance sheet when the Company is lessee.  Instead, the Company will recognize the lease payment on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.  For all asset classes, the Company has elected, as a lessee, not to separate nonlease components from lease components and instead to account for each separate lease component and nonlease components associated with that lease component as a single lease component.

Management determines if an arrangement is or contains a lease at contract inception.  If an arrangement is determined to be or contain a lease, the Company recognizes a ROU asset and a lease liability when the asset is placed in service.

The Company’s operating leases, where the Company is lessee, include property, land and equipment.  As of March 31, 2019, five of the Company’s branch properties were leased under operating leases.  In April 2018, the Company entered into an agreement to lease a branch in Mountaintop, PA expected to open in August 2019.  In three of the current branch leases and the branch under construction, the Company leases the land from an unrelated third party, and the buildings are the Company’s own capital improvement.  The Company also leases three standalone ATMs under operating leases.  Additionally, the Company has two equipment leases classified as finance leases.

The following is an analysis of the leased property under finance leases:

	Asset Balance at
	March 31,
(dollars in thousands)	2019	2018

Equipment	$392	$-
Less accumulated depreciation and amortization	(62)	-
Leased property under finance leases, net	$330	$-

The following is a schedule of future minimum lease payments under finance leases together with the present value of the net minimum lease payments as of March 31, 2019:

(dollars in thousands)	Amount

2019	$60
2020	81
2021	81
2022	81
2023	54
2024 and thereafter	-

Total minimum lease payments (a)	357

Less amount representing interest (b)	(23)

Present value of net minimum lease payments	$334

(a)	The future minimum lease payments have not been reduced by estimated executory costs (such as taxes and maintenance) since this amount was deemed immaterial by management.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate upon lease inception.

As of March 31, 2019, the Company leased its Green Ridge, Pittston, Peckville, Back Mountain and Abington branches under the terms of operating leases.  The Abington branch has variable lease payments which are calculated as a percentage of the national prime rate of interest which are expensed as incurred and are not included in the ROU assets and operating lease liabilities.

(dollars in thousands)	March 31, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$19
Interest on lease liabilities	2
Operating lease cost	97
Short-term lease cost	5
Variable lease cost	11
Total lease cost	$134

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$2
Operating cash flows from operating leases (Fixed payments)	$69
Operating cash flows from operating leases (Liability reduction)	$25
Financing cash flows from finance leases	$19
Right-of-use assets obtained in exchange for new finance lease liabilities	$17
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,133
Weighted-average remaining lease term - finance leases	4.42 yrs
Weighted average remaining lease term - operating leases	23.45 yrs
Weighted-average discount rate - finance leases	3.07%
Weighted-average discount rate - operating leases	3.94%

During the first quarter of 2019, $125 thousand of the total lease cost is included in premises and equipment expense and $9 thousand is included in other expenses on the consolidated statements of income.  Operating lease expense is recognized on a straight-line basis over the lease term.  We recognized both the interest expense and amortization expense for finance leases in premises and equipment expense since the interest expense portion was immaterial.

The future minimum lease payments for the Company’s branch network and equipment under operating leases that have lease terms in excess of one year as of March 31, 2019 are as follows:

(dollars in thousands)	Amount

2019	$241
2020	359
2021	363
2022	370
2023	373
2024 and thereafter	8,024

Total future minimum lease payments	9,730

Less leases in process	(2,589)

Less amount representing interest	(2,627)

Present value of net future minimum lease payments	$4,514

The Company leases seven properties, where the Company is lessor, under operating leases to unrelated parties.  Four are residential properties surrounding the Main Branch that the Company leases on a month-to-month basis and are considered short-term leases.  The undiscounted cash flows to be received on an annual basis for the remaining three properties under long-term operating leases are as follows:

(dollars in thousands)	Amount

2019	$149
2020	194
2021	189
2022	60
2023	48
2024 and thereafter	186

Total lease payments to be received	$826

The Company also indirectly originates automobile leases classified as direct finance leases.  See Footnote 5, “Loans and leases”, for more information about the Company’s direct finance leases.

Lease income recognized from direct finance leases was included in interest income from loans and leases on the consolidated statements of income.  Lease income related to operating leases is included in fees and other revenue on the consolidated statements of income.  The Company only receives a variable payment for taxes from one of its lessees, but the amount is immaterial and excluded from rental income.  The amount of lease income recognized on the consolidated statements of income was as follows for the periods indicated:

	For the three months ended
(dollars in thousands)	March 31, 2019	March 31, 2018
Lease income - direct finance leases
Interest income on lease receivables	$175	$125

Lease income - operating leases	56	49
Total lease income	$231	$174

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of March 31, 2019 compared to December 31, 2018 and a comparison of the results of operations for the three months ended March 31, 2019 and 2018.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2018 Annual Report filed on Form 10-K.

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

As a leading Northeastern Pennsylvania community bank, our goals are to enhance shareholder value while continuing to build a full-service community bank.  We focus on growing our core business of retail and business lending and deposit gathering while maintaining strong asset quality and controlling operating expenses.  We continue to implement strategies to diversify earning assets (see “Funds Deployed” section of this management’s discussion and analysis) and to increase low cost core deposits (see “Funds Provided” section of this management’s discussion and analysis).  These strategies include a greater level of commercial lending and the ancillary business products and services supporting our commercial customers’ needs as well as residential lending strategies and an array of consumer products.  We focus on developing a full banking relationship with existing, as well as new business prospects.  In addition, we explore opportunities to selectively expand our franchise footprint, consisting presently of our 11-branch network.  The Company has begun construction on a branch location in Mountain Top, PA, which is scheduled to open during the third quarter of 2019.  We are expecting $1.5 million in investment related to the construction of this new branch in 2019.  The Company is also expecting construction in process to increase $1.7 million in 2019 due to remodeling of the Main Branch building which is scheduled to begin later this year.  The Company is committed to selectively expanding branch banking and wealth management locations in Lackawanna and Luzerne Counties as opportunities arrive going forward.

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties.  Although the U.S. economy has shown signs of improvement, the general operating environment and our local market area continue to remain challenging due to the lagging unemployment rate and strong local competition.  The Federal Open Market Committee (FOMC) had been adjusting the short-term federal funds rate up during 2018.  Expectations are for short-term rates to continue to climb throughout 2019, potentially pressuring deposit rate pricing.  A U.S. Treasury yield curve inversion occurred in the first quarter of 2019.  According to the U.S. Bureau of Labor Statistics, the national unemployment rate for March 2019 was 3.8%, down 0.1 percentage point from December 2018.  The unemployment rate in Scranton - Wilkes-Barre Metropolitan Statistical Area (local) increased during the first three months of 2019, and continued to lag behind the unemployment rates of the state and nation.  The local unemployment rate at 2019 was 4.9%, an increase of 0.2 percentage points from 4.7% at December 31, 2018 and a decrease from 5.4% at March 31, 2018.  The local unemployment rate was the highest in the state at March 31, 2019.  However, the higher unemployment rate may attract relocation of manufacturing and distribution businesses because of the availability of labor relative to a tighter labor market.  Seasonal fluctuations in unemployment are expected.  The median home values in the region have gone up 5.0% over the past year, and according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, values are expected to rise 2.4% within the next year.  In light of these expectations, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

Our efforts and focus continue on building relationships concentrating on loans, deposits, wealth management, business services and retail opportunities with clients and prospects with the goal to exceed expectations by providing a valued service.

In addition to the challenging economic environment in which we compete, the regulation and oversight of our business has changed significantly in recent years.  As described more fully in Part I, Item 1A, “Risk Factors,” and in the “Supervisory and Regulation” section of management’s discussion and analysis of financial condition and results of operations in our 2018 Annual Report filed on Form 10-K, certain aspects of the Dodd-Frank Wall Street Reform Act (Dodd-Frank Act) continue to have a significant impact on us.  In addition, final rules to implement Basel III regulatory capital reform, approved by the federal bank regulatory agencies in 2013, subject many banks including the Company, to capital requirements which will be phased in.  The initial provisions effective for us began on January 1, 2015.  The rules also revise the minimum risk-based and leverage capital ratio requirements applicable to the Company and revise the calculation of risk-weighted assets to enhance their risk sensitivity.  We will continue to prepare for the impacts of the continuing implementation of the Dodd-Frank Act and the Basel III capital standards, and related rulemaking will have on our business, financial condition and results of operations.

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies.  The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at March 31, 2019 and 2018.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

(dollars in thousands)	March 31, 2019	March 31, 2018

Interest income (GAAP)	$9,655	$8,143
Adjustment to FTE	187	165
Interest income adjusted to FTE (Non-GAAP)	9,842	8,308
Interest expense	1,745	884
Net interest income adjusted to FTE (Non-GAAP)	$8,097	$7,424

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income.  The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

(dollars in thousands)	March 31, 2019	March 31, 2018

Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$6,770	$6,208

Net interest income (GAAP)	7,910	7,259
Plus: taxable equivalent adjustment	187	165
Non-interest income (GAAP)	2,457	2,283
Net interest income (FTE) plus non-interest income (non-GAAP)	$10,554	$9,707
Efficiency ratio (non-GAAP)	64.15%	63.95%

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

Comparison of the results of operations

Three months ended March 31, 2019 and 2018

Overview

For the first quarter of 2019, the Company generated net income of $2.8 million, or $0.73 per diluted share, compared to $2.5 million, or $0.67 per diluted share, for the first quarter of 2018.  The $0.3 million, or 11%, increase in net income stemmed from $0.7 million more net interest income plus $0.2 million higher non-interest income which more than offset a $0.6 million rise in non-interest expenses.

Return on average assets (ROA) was 1.18% and 1.17% for the first quarters of 2019 and 2018, respectively.  During the same time periods, return on average shareholders’ equity (ROE) was 11.98% and 11.75%, respectively.  The increases in ROA and ROE were the result of net income growth during the first quarter of 2019.

Net interest income and interest sensitive assets / liabilities

For the first quarter of 2019, net interest income increased $0.7 million, or 9%, to $7.9 million from $7.2 million for the first quarter of 2018 due to interest income increasing faster than interest expense.  The $1.5 million growth in interest income was produced by the addition of $80.2 million in average interest-earning assets combined with a 33 basis point higher yield earned on those assets.  The loan portfolio contributed $1.2 million to this interest income growth due to $69.5 million more average loans earning a higher yield.  In the investment portfolio, a larger average balance of higher yielding mortgage-backed securities was the biggest driver of interest income growth of $0.2 million from investments.  On the liability side, total interest-bearing liabilities grew $62.0 million, on average, with a 47 basis point increase in rates paid thereon.  Growth of $32.9 million in average interest-bearing deposits with a 32 basis point increase in rates paid on these deposits resulted in $0.5 million more interest expense for the first quarter of 2019 compared to the 2018 like period.  Over the same time periods, the Company utilized $29.1 million more in average borrowings at higher rates resulting in $0.3 million in additional interest expense.

The FTE net interest rate spread and margin decreased by 14 and 2 basis points, respectively, for the three months ended March 31, 2019 compared to the same 2018 period.  The rates paid on interest-bearing liabilities rose faster than the yields earned on interest-earning assets causing the decline in net interest rate spread.  The overall cost of funds, which includes the impact of non-

interest bearing deposits, increased 36 basis points for the three months ended March 31, 2019 compared to the same period in 2018.  The primary reason for the increase was the 47 basis point increase in rates paid on interest-bearing liabilities year-over-year.

For 2019, the Company expects to operate in a slowly changing interest rate environment.  A rate environment with rising interest rates positions the Company to improve its interest income performance from new and maturing earning assets.  Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end, the interest rate margin may experience compression.  However for the remainder of 2019, the Company anticipates net interest income to improve as growth in interest-earning assets would help mitigate an adverse impact of rate movements on cost of funds.  The Federal Open Market Committee (FOMC) has been gradually increasing the short-term federal funds rate since the end of 2015, and it has effected the rates paid on funding sources that is expected to further continue with deposit rate pricing increases.  On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans, rose 100 basis points in 2018.  The focus for 2019 is to manage net interest income after years of a sustained low interest rate environment through a rising rate environment by maintaining a reasonable spread.  Interest expense is projected to continue to grow in 2019 from growth in deposits and borrowings and an increase in rates paid on both.  Continued growth in the loan portfolios complemented with investment security growth is expected to boost interest income, and when coupled with a proactive relationship approach to deposit cost setting strategies should help contain the interest rate margin at acceptable levels.

The Company’s cost of interest-bearing liabilities was 107 basis points for the three months ended March 31, 2019, or 47 basis points higher than the cost for the three months ended March 31, 2018.  The increase in average borrowings and average interest-bearing deposits combined with higher rates paid on both contributed to the higher cost of interest-bearing liabilities.  Interest rates along the treasury yield curve have been volatile with shorter-term rates rising faster than long-term rates producing a flatter yield curve during 2018.  Competition among banks has already begun to pressure banks to increase deposit rates.  If rates continue to rise, the effect could pressure net interest income if short-term rates rise more rapidly than longer-term interest rates, thereby compressing the interest rate spread.  To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances.  Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated.  Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for March 31, 2019 and 2018, to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments.  This treatment allows a uniform comparison among yields on interest-earning assets.  Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for loan losses.  Home equity lines of credit (HELOC) are included in the residential real estate category since they are secured by real estate.  Net deferred loan cost amortization of $165 thousand and $139 thousand during the first quarters of 2019 and 2018, respectively, are included in interest income from loans.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Residual values for direct finance leases are included in the average balances for consumer loans.  Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets.  Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	March 31, 2019			March 31, 2018
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$2,755	$15	2.31%	$11,360	$42	1.49%
Restricted regulatory securities	4,653	100	8.69	2,463	40	6.55
Investments:
Agency - GSE	5,927	39	2.70	7,368	34	1.88
MBS - GSE residential	126,843	921	2.94	113,070	741	2.66
State and municipal (nontaxable)	47,651	538	4.58	42,621	478	4.55
Other	-	-	-	297	6	8.66
Total investments	180,421	1,498	3.37	163,356	1,259	3.13
Loans and leases:
C&I and CRE (taxable)	314,939	4,012	5.17	290,573	3,411	4.76
C&I and CRE (nontaxable)	34,008	339	4.03	30,302	269	3.60
Consumer	157,631	1,500	3.86	126,893	1,148	3.67
Residential real estate	213,652	2,378	4.51	202,955	2,139	4.27
Total loans and leases	720,230	8,229	4.63	650,723	6,967	4.34
Total interest-earning assets	908,059	9,842	4.40%	827,902	8,308	4.07%
Non-interest earning assets	57,736			51,897
Total assets	$965,795			$879,799

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$224,476	$340	0.61%	$213,283	$247	0.47%
Savings and clubs	118,336	36	0.12	134,979	59	0.18
MMDA	137,523	486	1.43	110,085	203	0.75
Certificates of deposit	118,247	469	1.61	107,308	295	1.11
Total interest-bearing deposits	598,582	1,331	0.90	565,655	804	0.58
Repurchase agreements	-	-	-	14,582	7	0.19
Overnight borrowings	40,587	271	2.70	1,303	7	2.01
FHLB advances	23,593	143	2.46	19,204	66	1.40
Total interest-bearing liabilities	662,762	1,745	1.07%	600,744	884	0.60%
Non-interest bearing deposits	195,349			185,090
Non-interest bearing liabilities	12,783			6,729
Total liabilities	870,894			792,563
Shareholders' equity	94,901			87,236
Total liabilities and shareholders' equity	$965,795			$879,799
Net interest income - FTE		$8,097			$7,424

Net interest spread			3.33%			3.47%
Net interest margin			3.62%			3.64%
Cost of funds			0.82%			0.46%

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

	Three months ended March 31,
(dollars in thousands)	2019 compared to 2018			2018 compared to 2017
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$(42)	$15	$(27)	$34	$2	$36
Restricted regulatory securities	44	16	60	(5)	26	21
Investments:
Agency - GSE	(8)	13	5	(46)	17	(29)
MBS - GSE residential	96	84	180	180	5	185
State and municipal	44	8	52	22	2	24
Other	(5)	-	(5)	(1)	-	(1)
Total investments	127	105	232	155	24	179
Loans and leases:
Residential real estate	115	124	239	54	141	195
C&I and CRE	331	325	656	(2)	201	199
Consumer	290	62	352	236	(89)	147
Total loans and leases	736	511	1,247	288	253	541
Total interest income	865	647	1,512	472	305	777

Interest expense:
Deposits:
Interest-bearing checking	14	79	93	38	45	83
Savings and clubs	(7)	(16)	(23)	4	16	20
Money market	61	222	283	(9)	33	24
Certificates of deposit	32	142	174	32	59	91
Total deposits	100	427	527	65	153	218
Repurchase agreements	(7)	-	(7)	-	-	-
Overnight borrowings	261	3	264	(83)	33	(50)
FHLB advances	18	59	77	18	10	28
Total interest expense	372	489	861	-	196	196
Net interest income	$493	$158	$651	$472	$109	$581

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

For the three months ended March 31, 2019 and 2018, the Company recorded a provision for loan losses of $255 thousand and $300 thousand, respectively, a $45 thousand, or 15%, decrease.  This decrease in the provision for loan losses from the year earlier period was due primarily to a reduction in the loan portfolio year-to-date along with the strength of the Company’s asset quality.

The provision for loan losses derives from the reserve required from the allowance for loan losses calculation. The Company continued provisioning for the three months ended March 31, 2019 in order to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the first quarter of 2019, non-interest income amounted to $2.5 million, an increase of $0.2 million, or 8%, compared to $2.3 million recorded for the same 2018 period.  Service charges on loans were $0.1 million higher due to more commercial fee service charges.  The Company also recognized $64 thousand in losses on equity securities during the first quarter of 2018 and subsequently sold these securities therefore no losses were recognized on equity securities for the first quarter of 2019.  Growth of $0.1 million in fees from financial services was offset by $0.1 million less trust income due to an estate fee that was recognized during the first quarter of 2018.

Other operating expenses

For the quarter ended March 31, 2019, total other operating expenses were $6.8 million, an increase of $0.6 million, or 9%, compared to $6.2 million for the same 2018 quarter.  Salary and employee benefits rose $0.3 million, or 10%, to $3.7 million for the first quarter of 2019 from $3.4 million for the first quarter of 2018.  The increase was primarily due to higher salaries from merit increases and new positions added.  Premises and equipment expense was $0.1 million higher primarily due to new expenses related to the branch that was opened during the December 2018.  Data processing and communications expense also increased $0.1 million during the first quarter of 2019 compared to the first quarter of 2018.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, were 1.81% for both the three months ended March 31, 2019 and 2018.  The expense ratio was unchanged because the higher non-interest expenses were absorbed by higher average assets during the three months ended March 31, 2019 compared to the same 2018 period.  The efficiency ratio increased from 63.95% at March 31, 2018 to 64.15% at March 31, 2019.  For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Provision for income taxes

The provision for income taxes remained practically unchanged at $0.5 million for the three months ended March 31, 2019 and 2018 despite higher income before taxes due to more tax-exempt income.  The Company's effective tax rate was 16.2% at March 31, 2019 compared to 16.7% at March 31, 2018.

Comparison of financial condition at

March 31, 2019 and December 31, 2018

Overview

Consolidated assets decreased $16.9 million, or 2%, to $964.2 million as of March 31, 2019 from $981.1 million at December 31, 2018.  The decrease in assets occurred principally in the loan portfolio.  Cash inflow from loan payoffs and growth in deposits of $55.1 million was used to pay down borrowings which declined $80.5 million.

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

As of March 31, 2019, the carrying value of investment securities amounted to $182.5 million, or 19% of total assets, compared to $182.8 million, or 19% of total assets, at December 31, 2018.  On March 31, 2019, 69% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of March 31, 2019 and December 31, 2018.  The AFS securities were recorded with a net unrealized gain of $1.1 million as of March 31, 2019 and a net unrealized loss of $1.4 million as of December 31, 2018.  Of the net improvement in the unrealized gain position of $2.5 million, $1.7 million was net unrealized gains on mortgages-backed securities, $0.7 million was net unrealized gains on municipal securities and $0.1 million was net unrealized gains on agency securities.  The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve.  Generally, the values of debt securities move in the opposite direction of the changes in interest rates.  As interest rates along the treasury yield curve decline, especially at the intermediate and long end, the values of debt securities tend to rise.  Whether or not the value of the Company’s investment portfolio will continue to maintain above its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio.  When interest rates rise, the market values of the Company’s debt securities portfolio could be subject to market value declines.

As of March 31, 2019, the Company had $131.2 million in public deposits, or 16% of total deposits.  Pennsylvania state law requires the Company to maintain pledged securities on these public deposits.  As of March 31, 2019, the balance of pledged securities required for deposit accounts was $122.5 million, or 67% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third parties are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized.  During the quarter ended March 31, 2019, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During the first quarter of 2019, the carrying value of total investments decreased $0.3 million, or less than 1%.  The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company.  Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile.  The Company expects to grow the portfolio and increase its relative size with a preference toward mortgage-backed securities.  If rates rise, the strategy is expected to provide a good source of cash flow to reinvest into higher yielding interest-sensitive assets.

A comparison of investment securities at March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$125,569	68.8%	$124,318	68.0%
State & municipal subdivisions	50,893	27.9	52,575	28.8
Agency - GSE	6,034	3.3	5,917	3.2
Total	$182,496	100.0%	$182,810	100.0%

As of March 31, 2019, there were no investments from any one issuer with an aggregate book value that exceeded 10% of the Company’s shareholders’ equity.

The distribution of debt securities by stated maturity and tax-equivalent yield at March 31, 2019 are as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$128	5.86%	$4,081	3.48%	$121,360	3.40%	$125,569	3.41%
State & municipal subdivisions	4,791	4.72	2,512	5.14	2,017	4.81	41,573	4.64	50,893	4.68
Agency - GSE	-	-	6,034	2.70	-	-	-	-	6,034	2.70
Total debt securities	$4,791	4.72%	$8,674	3.43%	$6,098	3.92%	$162,933	3.71%	$182,496	3.73%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 21%.  In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Federal Home Loan Bank Stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level.  In addition, the Company earns a return or dividend based on the amount invested.  The dividends received from the FHLB totaled $100 thousand and $40 thousand for the three months ended March 31, 2019 and 2018, respectively.  The balance in FHLB stock was $3.7 million and $6.3 million as of March 31, 2019 and December 31, 2018, respectively.

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

As of March 31, 2019 and December 31, 2018, loans HFS consisted of residential mortgages with carrying amounts of $1.2 million and $5.7 million, respectively, which approximated their fair values.  During the three months ended March 31, 2019, residential mortgage loans with principal balances of $12.6 million were sold into the secondary market and the Company recognized net gains of $0.2 million, compared to $7.7 million and $0.1 million, respectively, during the three months ended March 31, 2018.  During the three months ended March 31, 2018, the Company also sold one SBA guaranteed loan with a principal balance of $0.4 million and recognized a net gain on the sale of $47 thousand.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships.  At March 31, 2019 and December 31, 2018, the servicing portfolio balance of sold residential mortgage loans was $311.1 million and $304.9 million, respectively.  At March 31, 2019 and December 31, 2018, the servicing portfolio balance of sold SBA loans was $5.4 million and $5.5 million, respectively.

Loans and leases

As of March 31, 2019, the Company had gross loans and leases totaling $713.5 million compared to $729.1 million at December 31, 2018 which represented a decrease of $15.6 million, or 2%.  The commercial and industrial payoffs, as well as, the slowdown in originations in the indirect automobile portfolio were the major contributors with reductions of $6.1 million, or 5%, and $3.9 million, or 4%, respectively. All other categories remained steady.

Commercial and industrial and commercial real estate

As of March 31, 2019, the commercial loan portfolio decreased $7.8 million, or 2%, compared to December 31, 2018.  The majority of the decrease is attributed to the fact that three credit facilities to unrelated borrowers each with balances in excess of a million dollars either paid off or paid down as a result of the utilization of cash or the sale of the company.

Funding of new originations did not keep pace with amortization runoff during the first quarter of 2019.  Management saw this trend continue into April, but also saw an increase in new business opportunities and expects loan originations to pick up throughout the remainder of the year.

Consumer

The consumer loan portfolio experienced a reduction of 3%, or $6.7 million.  Auto loans realized the largest reduction of 4%, or $3.9 million, as the Company concentrated on constraining growth and focused on replacing amortization in this classification.  Home equity lines and home equity installment loans fell by 2% as home owners looked to reduce debt and instead finance major home projects using mortgage products with longer terms at lower rates.

Residential

The residential portfolio moved downward by $1.0 million from $161.7 million to $160.7 million as held-for-investment production was outpaced by held-for-sale production, which did not keep pace with amortization.

The composition of the loan portfolio at March 31, 2019 and December 31, 2018 is summarized as follows:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Amount	%	Amount	%

Commercial and industrial	$120,815	16.9%	$126,884	17.4%
Commercial real estate:
Non-owner occupied	97,605	13.7	95,515	13.1
Owner occupied	122,721	17.2	124,092	17.0
Construction	4,266	0.6	6,761	0.9
Consumer:
Home equity installment	32,311	4.5	32,729	4.5
Home equity line of credit	51,228	7.2	52,517	7.2
Auto	101,710	14.3	105,576	14.5
Direct finance leases	16,980	2.4	17,004	2.3
Other	5,190	0.7	6,314	0.9
Residential:
Real estate	145,036	20.3	145,951	20.0
Construction	15,670	2.2	15,749	2.2
Gross loans	713,532	100.0%	729,092	100.0%
Less:
Allowance for loan losses	(9,522)		(9,747)
Unearned lease revenue	(992)		(1,028)
Net loans	$703,018		$718,317

Loans held-for-sale	$1,222		$5,707

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

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	three months ended		twelve months ended		three months ended
(dollars in thousands)	March 31, 2019		December 31, 2018		March 31, 2018

Balance at beginning of period	$9,747		$9,193		$9,193

Charge-offs:
Commercial and industrial	(28)		(196)		(15)
Commercial real estate	(361)		(268)		(43)
Consumer	(89)		(391)		(112)
Residential	(35)		(371)		(5)
Total	(513)		(1,226)		(175)

Recoveries:
Commercial and industrial	6		77		54
Commercial real estate	2		42		3
Consumer	25		211		33
Total	33		330		90
Net charge-offs	(480)		(896)		(85)
Provision for loan losses	255		1,450		300
Balance at end of period	$9,522		$9,747		$9,408

Allowance for loan losses to total loans	1.34%		1.34%		1.44%
Net charge-offs to average total loans outstanding	0.26%		0.13%		0.05%
Average total loans	$731,424		$687,853		$650,723
Loans 30 - 89 days past due and accruing	$2,322		$5,891		$3,506
Loans 90 days or more past due and accruing	$516		$1		$166
Non-accrual loans	$3,752		$4,298		$2,907
Allowance for loan losses to non-accrual loans	2.54	x	2.27	x	3.24	x
Allowance for loan losses to non-performing loans	2.23	x	2.27	x	3.06	x

The allowance for loan losses was $9.5 million at March 31, 2019, $9.7 million at December 31, 2018, and $9.4 million at March 31, 2018.

For the three months ended March 31, 2019, the allowance levels declined by $0.2 million, or 2%, to $9.5 million compared to $9.7 million at December 31, 2018.  Total loans decreased by $15.6 million, or 2%, to $712.5 million from $728.1 million at December 31, 2018.  The allowance for loan losses to total loans was subsequently unchanged at 1.34%.  Management believes that the current balance in the allowance for loan losses is sufficient to meet the identified potential credit quality issues that may arise and other issues unidentified but inherent to the portfolio.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.

The allowance for loan losses increased by $0.1 million, or 1%, from $9.4 million at March 31, 2018 to $9.5 million at March 31, 2019 while total loans increased $61.4 million, or 9%, from $651.1 million at March 31, 2018 to $712.5 million at March 31, 2019.  The allowance for loan losses consequently decreased from 1.44% of total loans at March 31, 2018 to 1.34% at March 31, 2019, as the Company’s loan growth outpaced the need for a higher allowance for loan losses.  The decline in the allowance relative to total loans was considered appropriate by management due to the strength of the Company’s asset quality.

During the first quarter of 2019, management increased the qualitative factors associated with its consumer and residential portfolios related to changes in national and local economic and business conditions and developments that will ultimately affect the collectability of these portfolios.  The justification for the increase in these qualitative factors was an economic summary report indicating a weakening consumer financial wherewithal.  Based upon management’s judgement, this consumer weakness will cause estimated credit losses associated with the Company’s existing portfolio to differ from historical loss experience, which necessitated increasing the qualitative factors for the loan portfolios deemed most sensitive to this development, which are its consumer and residential portfolios.

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

	For the three	% of Total	For the three	% of Total
	months ended	Net	months ended	Net
(dollars in thousands)	March 31, 2019	Charge-offs	March 31, 2018	Charge-offs

Net charge-offs
Commercial and industrial	$(22)	5%	$39	(46)%
Commercial real estate	(359)	75	(40)	47
Consumer	(64)	13	(79)	93
Residential	(35)	7	(5)	6
Total net charge-offs	$(480)	100%	$(85)	100%

For the three months ended March 31, 2019, net charge-offs against the allowance totaled $0.5 million compared with $0.1 million for the three months ended March 31, 2018, representing a $0.4 million increase.  The increase in net charge-offs was attributed to total charge-offs increasing $0.3 million for the three months ended March 31, 2019 compared to the year earlier period, and total recoveries decreasing $0.1 million compared to the same period.  The rise in the Company’s net charge-offs for the three months ended March 31, 2019 was attributed to $0.4 million in charge-offs related to a single commercial borrower.

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

	March 31, 2019		December 31, 2018		March 31, 2018
		Category		Category		Category
		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$4,027	31%	$3,901	31%	$3,988	31%
Commercial and industrial	1,407	17	1,432	18	1,236	17
Consumer	2,130	29	2,548	29	2,470	29
Residential real estate	1,910	23	1,844	22	1,662	23
Unallocated	48	-	22	-	52	-
Total	$9,522	100%	$9,747	100%	$9,408	100%

The allocation of the allowance for the commercial loan portfolio, which is comprised of commercial real estate and commercial & industrial loans, accounted for approximately 57% of the total allowance for loan losses at March 31, 2019, which represents a two percentage point increase from 55% of the total allowance for loan losses at December 31, 2018 and a one percentage point increase from 56% of the total allowance for loan losses at March 31, 2018.  The increase in the allowance allocated to the commercial loan portfolio both year-to-date and year-over-year was attributed primarily to higher historical loss percentages applied to the commercial portfolio as a result of the rise in commercial net charge-offs that occurred during the first quarter of 2019.

The allocation of the allowance for the consumer loan portfolio, accounted for approximately 22% of the total allowance for loan losses at March 31, 2019, which represents a four percentage point decrease from 26% of the total allowance for loan losses at December 31, 2018 and a four percentage point decrease from 26% of the total allowance for loan losses at March 31, 2018.  This reduction in the allowance allocated to the consumer loan portfolio both year-to-date and year-over-year was mostly related to the payoff of a consumer installment TDR loan with a large specific impairment that occurred during the first quarter of 2019.

The allocation of the allowance for the residential real estate portfolio, accounted for approximately 20% of the total allowance for loan losses at March 31, 2019, which represents a one percentage point increase from 19% of the total allowance for loan losses at December 31, 2018 and a two percentage point increase from 18% of the total allowance for loan losses at March 31, 2018.  The year-to-date and year-over-year increase in the allowance allocated to residential real estate was attributed to an increase in the qualitative factors for residential real estate during the first quarter of 2019 related to a weakening consumer position.

The unallocated amount represents the portion of the allowance not specifically identified with a loan or groups of loans.  The unallocated reserve was 1% of the total allowance for loan losses at March 31, 2019, practically unchanged from less than 1% of the total allowance for loan losses at December 31, 2018 and 1% of the total allowance for loan losses at March 31, 2018.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, TDRs, other real estate owned (ORE) and repossessed assets.  At March 31, 2019, non-performing assets represented 0.62% of total assets compared with 0.64% at December 31, 2018 and 0.79% at March 31, 2018.  The year-to-date improvement in the non-performing assets to total assets ratio resulted from the net reduction in non-performing assets (5%, or $0.3 million) outpacing the decline in total assets (2%, or $16.9 million).  The year-over-year improvement in the ratio of non-performing assets to total assets was attributed to total asset growth of $66.8 million, or 7%, along with a $1.1 million, or 15%, net reduction in non-performing assets.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018

Loans past due 90 days or more and accruing	$516	$1	$166
Non-accrual loans *	3,752	4,298	2,907
Total non-performing loans	4,268	4,299	3,073
Troubled debt restructurings	1,287	1,830	2,590
Other real estate owned and repossessed assets	420	190	1,401
Total non-performing assets	$5,975	$6,319	$7,064

Total loans, including loans held-for-sale	$713,762	$733,771	$652,673
Total assets	$964,220	$981,102	$897,417
Non-accrual loans to total loans	0.53%	0.59%	0.45%
Non-performing loans to total loans	0.60%	0.59%	0.47%
Non-performing assets to total assets	0.62%	0.64%	0.79%

* In the table above, the amount includes non-accrual TDRs of $1.1 million as of March 31, 2019, $1.7 million as of December 31, 2018 and $1.2 million as of March 31, 2018.

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

From December 31, 2018 to March 31, 2019, non-performing loans, which consists of accruing loans that were over 90 days past due as well as all non-accrual loans, remained essentially unchanged at $4.3 million.  The lack of change in non-performing loans was the result of loans past due 90 days or more and accruing increasing $0.5 million from approximately $0 at December 31, 2018 to $0.5 million at March 31, 2019.  This increase was offset by a $0.5 million decrease in non-accrual loans from $4.3 million at December 31, 2018 to $3.8 million at March 31, 2019.

From December 31, 2018 to March 31, 2019, the portion of accruing loans that were over 90 days past due increased from three loans totaling $1 thousand to five loans totaling $516 thousand.  The Company seeks payments from all past due customers through an aggressive customer communication process.  A past due loan will be placed on non-accrual at the 90 day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

From December 31, 2018 to March 31, 2019, non-accrual loans decreased by $0.5 million, or 13%, from $4.3 million to $3.8 million.  At December 31, 2018, there were a total of 40 loans to 34 unrelated borrowers with balances that ranged from less than $1 thousand to $0.6 million.  At March 31, 2019, there were a total of 40 loans to 35 unrelated borrowers with balances that ranged from less than

$1 thousand to $0.6 million.  The $0.5 million decline in non-accrual loans was attributed to payments received of $0.8 million, charge-offs of $0.4 million, transfers back to accrual of $0.1 million and transfers to ORE of $0.2 million for all non-accrual loans. These increases were partially offset by the addition of $1.0 million of loans to non-accrual status.

The composition of non-performing loans as of March 31, 2019 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$120,815	$266	$156	$422	0.35%
Commercial real estate:
Non-owner occupied	97,605	-	459	459	0.47%
Owner occupied	122,721	115	1,788	1,903	1.55%
Construction	4,266	-	-	-	-
Consumer:
Home equity installment	32,311	-	54	54	0.17%
Home equity line of credit	51,228	122	71	193	0.38%
Auto loans	101,710	1	25	26	0.03%
Direct finance leases *	15,988	12	-	12	0.08%
Other	5,190	-	-	-	-
Residential:
Real estate	145,036	-	1,199	1,199	0.83%
Construction	15,670	-	-	-	-
Loans held-for-sale	1,222	-	-	-	-

Total	$713,762	$516	$3,752	$4,268	0.60%

*Net of unearned lease revenue of $1.0 million.

Payments received from non-accrual loans are recognized on a cost recovery method.  Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  If the non-accrual loans that were outstanding as of March 31, 2019 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $78 thousand.

The following tables set forth the activity in TDRs for the periods indicated:

As of and for the three months ended March 31, 2019
	Accruing		Non-accruing
	Commercial	Commercial	Commercial	Residential	Consumer
(dollars in thousands)	& industrial	real estate	real estate	real estate	installment	Total

Troubled Debt Restructures:
Beginning balance	$24	$1,806	$520	$764	$413	$3,527
Additions	-	-	-	-	-	-
Transfers	-	(533)	533	-	-	-
Pay downs / payoffs	-	(10)	(3)	(316)	(413)	(742)
Charge offs	-	-	(361)	-	-	(361)
Ending balance	$24	$1,263	$689	$448	$-	$2,424
Number of loans	1	8	2	1	-	12

As of and for the year ended December 31, 2018
	Accruing		Non-accruing
	Commercial	Commercial	Consumer	Commercial	Residential	Consumer
(dollars in thousands)	& industrial	real estate	HELOC	real estate	real estate	installment	Total

Troubled Debt Restructures:
Beginning balance	$24	$1,847	$395	$542	$636	$-	$3,444
Additions	-	-	-	-	365	414	779
Transfers	-	-	(395)	-		-	(395)
Pay downs / payoffs	-	(41)	-	(22)	-	(1)	(64)
Charge offs	-	-	-	-	(237)	-	(237)
Ending balance	$24	$1,806	$-	$520	$764	413	$3,527
Number of loans	1	10	-	1	2	1	15

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR.  TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.

From December 31, 2018 to March 31, 2019, TDRs decreased by $1.1 million, or 31%, from $3.5 million to $2.4 million.  At December 31, 2018, there were a total of 15 TDRs to 11 unrelated borrowers with balances that ranged from $24 thousand to $0.5 million.   At March 31, 2019, there were a total of 12 TDRs to 9 unrelated borrowers with balances that ranged from $24 thousand to $0.5 million.  The decrease was driven by the payoff of 2 TDRs to a single borrower totaling $0.7 million in the first quarter of 2019 along with charge-offs to a single unrelated borrower totaling $0.4 million.

Loans modified in a TDR may or may not be placed on non-accrual status.  At December 31, 2018, four TDRs totaling $1.7 million were on non-accrual.  At March 31, 2019, three TDRs totaling $1.1 million were on non-accrual.  During the first quarter of 2019, a non-accrual residential real estate TDR and a non-accrual consumer installment TDR, both to the same borrower, were paid off while two commercial real estate TDRs to a single borrower were placed on non-accrual status; one of these TDRs was fully charged off subsequently.

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

Foreclosed assets held-for-sale

From December 31, 2018 to March 31, 2019, foreclosed assets held-for-sale (ORE) increased from $0.2 million to $0.4 million, a $0.2 million increase.  The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$190	6	$973	11

Additions	258	1	714	8
Pay downs	-		(2)
Write downs	(21)		(123)
Sold	(15)	-	(1,372)	(13)
Balance at end of period	$412	7	$190	6

As of March 31, 2019, ORE consisted of seven properties from seven unrelated borrowers totaling $412 thousand.  One of these properties ($258 thousand) was added in 2019; three of these properties ($70 thousand) were added in 2018; two of these properties ($42 thousand) were added in 2017; and one was added in 2014 ($42 thousand).  Of the seven properties, two properties totaling $266 thousand had a signed sales agreement while the five remaining properties totaling $146 thousand were listed for sale.

As of March 31, 2019, the Company had one other repossessed asset held-for-sale, with a balance of $8 thousand.  There was no other repossessed asset held-for-sale at December 31, 2018.

Cash surrender value of bank owned life insurance

The Company maintains bank owned life insurance (BOLI) for a chosen group of employees at the time of purchase, namely its officers, where the Company is the owner and sole beneficiary of the policies.  BOLI is classified as a non-interest earning asset.  Increases in the cash surrender value are recorded as components of non-interest income.  The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance and its tax-free advantage to the Company.  This profitability is used to offset a portion of current and future employee benefit costs.  In March 2019, the Company invested $2.0 million in additional BOLI as a source of funding for additional life insurance benefits that provides for payments upon death for officers and employee benefit expenses related to the Company’s non-qualified SERP implemented for certain executive officers.  The BOLI can be liquidated if necessary with associated tax costs.  However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position.  Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Premises and equipment

Net of depreciation, premises and equipment decreased $0.1 million during the first three months of 2019.  The Company recorded $0.4 million in depreciation expense which was partially offset by $0.3 million in additions to fixed assets.  For 2019, we expect premises and equipment to increase, projected to grow by $1.8 million, net of depreciation, by the end of the year primarily due to the building of a new Mountaintop branch scheduled for completion during the third quarter.

Other assets

During the first three months of 2019, the $1.6 million, or 22%, increase in other assets was due mostly to a $1.7 million investment settlement pending; $0.5 million higher prepaid expenses; and $0.1 million more negative escrow receivable partially offset by $0.6 million higher net deferred tax liability and $0.2 million less prepaid dealer reserve.

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

The following table represents the components of deposits as of the date indicated:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$213,544	25.9%	$224,185	29.1%
Savings and clubs	118,144	14.3	118,971	15.4
Money market	143,169	17.4	116,010	15.1
Certificates of deposit	119,818	14.5	116,286	15.1
Total interest-bearing	594,675	72.1	575,452	74.7
Non-interest bearing	230,610	27.9	194,731	25.3
Total deposits	$825,285	100.0%	$770,183	100.0%

Total deposits increased $55.1 million, or 7%, from $770.2 million at December 31, 2018 to $825.3 million at March 31, 2019.  Non-interest bearing checking accounts contributed the most to the growth with an increase of $35.9 million, mostly due to public tax deposits.  During the first quarter, the Company typically experiences growth in non-interest bearing deposits due to the seasonal timing of public tax deposits.  Tax deposits are usually received mid-quarter and retained for a short period of time with disbursements occurring shortly after they are received.  Money market accounts also increased $27.2 million, of which $10.9 million was seasonal deposits from one customer that were in repurchase agreement accounts at March 31, 2018.  The remaining money market growth was in personal and business accounts primarily due to promotions.  Additionally, CDs also increased $3.5 million from CD promotions.  The Company focused on obtaining a full-banking relationship with existing customers as well as forming new customer relationships.  These increases were partially offset by a decrease in interest-bearing checking deposits of $10.6 million from seasonal activity in public accounts.  During the first half of the year, public deposits from school districts are typically utilized which causes expected declines in public interest-bearing accounts.  Savings and clubs also declined $0.8 million due to customers’ preference for products with higher interest rates.  The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers.  For the remainder of 2019, the Company will focus on deposit growth to fund asset growth and pay down short-term borrowings.  Growth in deposits from new markets is expected from a full year with the Back Mountain branch plus the Mountaintop branch scheduled to open during the third quarter of 2019.  Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset this deposit growth.

Customers’ interest in long-term time deposit products started to pick up in 2018 as interest rates have risen.  The Company’s portfolio of CDs increased mostly due to CD promotions and customers’ desire for higher-yielding deposit alternatives.  During 2018 and 2019, deposit customers began to move some money from savings and money market accounts to CDs.  If rates continue to rise, demand for higher rate money market accounts and CDs may continue to grow thereby increasing funding costs.  The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program and Insured Cash Sweep (ICS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives from other institutions are considered reciprocal deposits by regulatory definitions.  The Company did not have any CDARs as of March 31, 2019 and December 31, 2018.  As of March 31, 2019 and December 31, 2018, ICS reciprocal deposits represented $7.7 million and $4.7 million, or less than 1%, of total deposits.

The maturity distribution of certificates of deposit at March 31, 2019 is as follows:

		More than	More than	More
	Three months	three months	six months to	than twelve
(dollars in thousands)	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$9,067	$21,928	$21,964	$17,635	$70,594
CDs of less than $100,000	6,304	8,019	14,033	20,868	49,224
Total CDs	$15,371	$29,947	$35,997	$38,503	$119,818

Certificates of deposit of $250,000 or more amounted to $42.8 million and $38.4 million as of March 31, 2019 and December 31, 2018, respectively.

Approximately 48% of the CDs, with a weighted-average interest rate of 1.47%, are scheduled to mature in 2019 and an additional 40%, with a weighted-average interest rate of 1.98%, are scheduled to mature in 2020.  Renewing CDs may re-price to lower or higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  The Company does expect CD growth to continue during 2019, and will develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists.  The Company currently expects the cost of deposit funds to rise due to the current increasing interest rate environment.  As with all promotions, the Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

At the end of 2018, the Company transferred all repurchase agreement accounts to interest-bearing checking accounts.  In addition, short-term borrowings may include overnight balances with FHLB line of credit and/or correspondent bank’s federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations.  Short-term borrowings decreased $70.5 million during the first quarter of 2019 as deposits grew.  The Company expects short-term borrowings to increase as temporary seasonal deposits runoff during the second quarter of 2019 but to decrease by the end of 2019.

During the first quarter of 2019, the Company paid off $10 million in FHLB advances with an interest rate of 1.34%.  As of March 31, 2019, the Company had the ability to borrow an additional $245.3 million from the FHLB.

The following table represents the components of borrowings as of the date indicated:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Amount	%	Amount	%

Overnight borrowings	$5,906	21.4%	$76,366	70.7%
FHLB advances	21,704	78.6	31,704	29.3
Total	$27,610	100.0%	$108,070	100.0%

The original maturity dates of FHLB advances as of March 31, 2019 are as follows:

(dollars in thousands)	Amount	Weighted average rate

Maturity date 1 year or less	$6,704	1.43%
After 1 but within 2	-	-
After 2 but within 3	5,000	2.95
After 3 but within 4	5,000	2.99
After 4 years	5,000	3.07
Total	$21,704	2.52%

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At March 31, 2019, the Company maintained a one-year cumulative gap of positive (asset sensitive) $69.2 million, or 7%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at March 31, 2019:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$2,312	$-	$-	$12,998	$15,310
Investment securities (1)(2)	8,728	21,277	36,993	119,161	186,159
Loans and leases(2)	186,884	122,977	207,690	186,689	704,240
Fixed and other assets	-	22,761	-	35,750	58,511
Total assets	$197,924	$167,015	$244,683	$354,598	$964,220
Total cumulative assets	$197,924	$364,939	$609,622	$964,220

Non-interest-bearing transaction deposits (3)	$-	$23,084	$63,372	$144,154	$230,610
Interest-bearing transaction deposits (3)	178,682	-	148,088	148,087	474,857
Certificates of deposit	15,371	65,944	33,796	4,707	119,818
Short-term borrowings	5,906	-	-	-	5,906
FHLB advances	6,704	-	5,000	10,000	21,704
Other liabilities	-	-	-	13,583	13,583
Total liabilities	$206,663	$89,028	$250,256	$320,531	$866,478
Total cumulative liabilities	$206,663	$295,691	$545,947	$866,478

Interest sensitivity gap	$(8,739)	$77,987	$(5,573)	$34,067
Cumulative gap	$(8,739)	$69,248	$63,675	$97,742

Cumulative gap to total assets	-0.9%	7.2%	6.6%	10.1%

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at March 31, 2019 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the March 31, 2019 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	1.5%	(8.6)%
Net income	4.1	(19.6)
Economic value at risk:
Economic value of equity	0.6	(34.5)
Economic value of equity as a percent of total assets	0.1	(5.2)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At March 31, 2019, the Company’s risk-based capital ratio was 15.24%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning April 1, 2019, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$34,904	$526	1.5%
+100 basis points	34,747	369	1.1
Flat rate	34,378	-	-
-100 basis points	33,126	(1,252)	(3.6)
-200 basis points	31,435	(2,943)	(8.6)

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee.  As of March 31, 2019, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the three months ended March 31, 2019, the Company used $2.2 million of cash.  During the period, the Company’s operations provided approximately $8.2 million mostly from $8.2 million of net cash inflow from the components of net interest income; partially offset by net non-interest expense/income related payments of $6.5 million and $6.5 million in originations of loans HFS over proceeds.  Cash inflow from interest-earning assets, deposits, loan payments and the sale of securities were used to purchase investment securities and replace maturing and cash runoff of securities, pay down FHLB advances and overnight borrowings and make net dividend payments.  The Company received a large amount of public deposits over the past two years.  The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities.  Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs.  The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

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

In addition to lending commitments, the Company has contractual obligations related to operating lease commitments.  Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes.  The Company’s position with respect to lending commitments and significant contractual lease obligations, both on a short- and long-term basis has not changed materially from December 31, 2018.

As of March 31, 2019, the Company maintained $15.3 million in cash and cash equivalents and $183.7 million of investments AFS and loans HFS.  Also as of March 31, 2019, the Company had approximately $245.3 million available to borrow from the FHLB, $21.0 million from correspondent banks, $85.1 million from the FRB and $147.5 million from the CDARS program.  The combined total of $697.9 million represented 72% of total assets at March 31, 2019.  Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the three months ended March 31, 2019, total shareholders' equity increased $4.2 million, or 4%, due principally from the $2.8 million in net income added into retained earnings.  The Company’s capital position was further enhanced by the $2.0 million, after tax improvement in the net unrealized gain position in the Company’s investment portfolio, $0.2 million from investments in the Company’s common stock via the Employee Stock Purchase Plan (ESPP) and $0.3 million from stock-based compensation expense from the ESPP and unvested restricted stock and SSARs.  These items were partially offset by $1.0 million of cash dividends declared on the Company’s common stock and a $0.1 million adjustment to retained earnings resulting from adoption of ASU 2016-02.  The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 35.3% for the three months ended March 31, 2019.  The balance of earnings is retained to further strengthen the Company’s capital position.

As of March 31, 2019, the Company reported a net unrealized gain position of $0.9 million, net of tax, from the debt securities AFS portfolio compared to a net unrealized loss of $1.1 million as of December 31, 2018.  The increase during the first quarter of 2019 was due to $1.3 million in net unrealized gains on mortgage-backed securities and $0.6 million in net unrealized gains on municipal securities.  Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.  Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline.  While volatility has existed in the yield curve within the past twelve months, a rising rate environment is expected and during the period of rising rates, the Company expects pricing in the bond portfolio to decline.  There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.

To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans.  The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants.  During the first quarter of 2019, the Company acquired shares in the open market to fulfill the needs of the DRP.  Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements rising up to 2.50% by 2019.  As of March 31, 2019 and December 31, 2018, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company, on a consolidated basis, and the Bank as of March 31, 2019 and December 31, 2018:

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer*		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of March 31, 2019:

Total capital (to risk-weighted assets)
Consolidated	$105,284	15.2%	≥	$55,271	8.0%	≥	$72,544	10.5%		N/A	N/A
Bank	$105,230	15.2%	≥	$55,266	8.0%	≥	$72,537	10.5%	≥	$69,083	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$96,636	14.0%	≥	$31,090	4.5%	≥	$48,362	7.0%		N/A	N/A
Bank	$96,582	14.0%	≥	$31,087	4.5%	≥	$48,358	7.0%	≥	$44,904	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$96,636	14.0%	≥	$41,454	6.0%	≥	$58,726	8.5%		N/A	N/A
Bank	$96,582	14.0%	≥	$41,450	6.0%	≥	$58,720	8.5%	≥	$55,266	8.0%

Tier I capital (to average assets)
Consolidated	$96,636	10.0%	≥	$38,703	4.0%	≥	$38,703	4.0%		N/A	N/A
Bank	$96,582	10.0%	≥	$38,703	4.0%	≥	$38,703	4.0%	≥	$48,378	5.0%

As of December 31, 2018:

Total capital (to risk-weighted assets)
Consolidated	$103,201	14.8%	≥	$55,975	8.0%	≥	$69,094	9.9%		N/A	N/A
Bank	$103,313	14.8%	≥	$55,970	8.0%	≥	$69,088	9.9%	≥	$69,962	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$94,442	13.5%	≥	$31,486	4.5%	≥	$44,605	6.4%		N/A	N/A
Bank	$94,554	13.5%	≥	$31,483	4.5%	≥	$44,601	6.4%	≥	$45,475	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$94,442	13.5%	≥	$41,981	6.0%	≥	$55,100	7.9%		N/A	N/A
Bank	$94,554	13.5%	≥	$41,977	6.0%	≥	$55,095	7.9%	≥	$55,970	8.0%

Tier I capital (to average assets)
Consolidated	$94,442	9.8%	≥	$38,593	4.0%	≥	$38,593	4.0%		N/A	N/A
Bank	$94,554	9.8%	≥	$38,591	4.0%	≥	$38,591	4.0%	≥	$48,238	5.0%

* The minimums under Basel III increase by 0.625% (the capital conservation buffer) annually until 2019.

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2018 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended March 31, 2019.

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

Item 1A.  Risk Factors

Management of the Company does not believe there have been any material changes to the risk factors that were disclosed in the 2018 Form 10-K filed with the Securities and Exchange Commission on March 14, 2019.

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

*10.13 Form of Supplemental Executive Retirement Plan – Applicable to Daniel J. Santaniello and Salvatore R. DeFrancesco, Jr. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

*10.14 Form of Supplemental Executive Retirement Plan – Applicable to Eugene J. Walsh and Timothy P O’Brien. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

*10.15 Form of Split Dollar Life Insurance Agreement – Applicable to Daniel J. Santaniello, Salvatore R. DeFrancesco, Jr. and Eugene J. Walsh. Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

*10.16 Form of Split Dollar Life Insurance Agreement – Applicable to Timothy P O’Brien. Incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

*10.17 Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Michael J. Pacyna dated as of March 20, 2019.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2019.

*10.18 Form of Supplemental Executive Retirement Plan for Michael J. Pacyna.  Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2019.

*10.19 Form of Split Dollar Life Insurance Agreement for Michael J. Pacyna.  Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2019.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018;  Consolidated Statements of Income for the three months ended March 31, 2019 and 2018; Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018; Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2019 and 2018; Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 and the Notes to the Consolidated Financial Statements. **

________________________________________________

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

Fidelity D & D Bancorp, Inc.

Date: May 9, 2019	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: May 9, 2019	/s/Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer