Form 10-Q
period 2019-06-30
FIDELITY D & D BANCORP INC
filed 2019-08-07
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on July 31, 2019, the latest practicable date, was 3,781,500 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q June 30, 2019

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	June 30, 2019	December 31, 2018
Assets:
Cash and due from banks	$17,148	$16,025
Interest-bearing deposits with financial institutions	2,042	1,460
Total cash and cash equivalents	19,190	17,485
Available-for-sale securities	189,899	182,810
Federal Home Loan Bank stock	4,396	6,339
Loans and leases, net (allowance for loan losses of
$9,495 in 2019; $9,747 in 2018)	724,658	718,317
Loans held-for-sale (fair value $1,561 in 2019, $5,789 in 2018)	1,532	5,707
Foreclosed assets held-for-sale	726	190
Bank premises and equipment, net	18,353	18,289
Leased property under finance leases, net	312	333
Right-of-use assets	4,068	-
Cash surrender value of bank owned life insurance	22,926	20,615
Accrued interest receivable	3,426	3,271
Goodwill	209	209
Other assets	7,344	7,537
Total assets	$997,039	$981,102
Liabilities:
Deposits:
Interest-bearing	$623,650	$575,452
Non-interest-bearing	215,973	194,731
Total deposits	839,623	770,183
Accrued interest payable and other liabilities	7,079	8,956
Finance lease obligation	317	336
Operating lease liabilities	4,489	-
Short-term borrowings	29,105	76,366
FHLB advances	15,000	31,704
Total liabilities	895,613	887,545
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 3,781,500 in 2019; and 3,759,426 in 2018)	30,419	29,715
Retained earnings	68,653	64,937
Accumulated other comprehensive income (loss)	2,354	(1,095)
Total shareholders' equity	101,426	93,557
Total liabilities and shareholders' equity	$997,039	$981,102

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)	Three months ended		Six months ended
(dollars in thousands except per share data)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest income:
Loans and leases:
Taxable	$7,945	$7,029	$15,836	$13,728
Nontaxable	248	221	515	433
Interest-bearing deposits with financial institutions	13	42	28	84
Restricted regulatory securities	85	38	185	78
Investment securities:
U.S. government agency and corporations	921	803	1,881	1,578
States and political subdivisions (nontaxable)	445	396	867	766
Other securities	-	6	-	11
Total interest income	9,657	8,535	19,312	16,678
Interest expense:
Deposits	1,474	886	2,806	1,690
Securities sold under repurchase agreements	-	3	-	10
Other short-term borrowings and other	262	57	532	64
FHLB advances	127	66	270	132
Total interest expense	1,863	1,012	3,608	1,896
Net interest income	7,794	7,523	15,704	14,782
Provision for loan losses	255	425	510	725
Net interest income after provision for loan losses	7,539	7,098	15,194	14,057
Other income:
Service charges on deposit accounts	563	540	1,102	1,093
Interchange fees	551	506	1,045	975
Fees from trust fiduciary activities	377	326	671	727
Fees from financial services	230	195	465	372
Service charges on loans	207	136	487	307
Fees and other revenue	236	247	492	479
Earnings on bank-owned life insurance	165	146	311	298
Gain (loss) on write-down, sale or disposal of:
Loans	160	168	378	354
Available-for-sale debt securities	-	-	(4)	6
Equity securities	-	107	-	44
Premises and equipment	-	-	(1)	(1)
Total other income	2,489	2,371	4,946	4,654
Other expenses:
Salaries and employee benefits	3,584	3,420	7,288	6,787
Premises and equipment	1,034	929	2,110	1,897
Advertising and marketing	292	217	691	621
Professional services	156	480	541	882
Data processing and communication	481	368	892	722
Automated transaction processing	254	193	439	378
Office supplies and postage	97	104	202	208
FDIC assessment	62	65	129	133
PA shares tax	217	195	257	236
Loan collection	142	28	183	51
Other real estate owned	(35)	5	16	65
Other	151	158	457	390
Total other expenses	6,435	6,162	13,205	12,370
Income before income taxes	3,593	3,307	6,935	6,341
Provision for income taxes	591	539	1,131	1,045
Net income	$3,002	$2,768	$5,804	$5,296
Per share data :
Net income - basic	$0.79	$0.74	$1.53	$1.41
Net income - diluted	$0.79	$0.73	$1.52	$1.40
Dividends	$0.26	$0.24	$0.52	$0.48

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended		Six months ended
(Unaudited)	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018

Net income	$3,002	$2,768	$5,804	$5,296

Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available-for-sale debt securities	1,845	(892)	4,362	(3,369)
Reclassification adjustment for net losses (gains) realized in income	-	-	4	(6)
Net unrealized gain (loss)	1,845	(892)	4,366	(3,375)
Tax effect	(387)	188	(917)	709
Unrealized gain (loss), net of tax	1,458	(704)	3,449	(2,666)
Other comprehensive income (loss), net of tax	1,458	(704)	3,449	(2,666)
Total comprehensive income, net of tax	$4,460	$2,064	$9,253	$2,630

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the six months ended June 30, 2019 and 2018
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2017	3,734,478	$28,361	$57,218	$1,804	$87,383
Net income			5,296		5,296
Other comprehensive loss				(2,666)	(2,666)
Effect of adopting ASU 2016-01			421	(421)	-
Issuance of common stock through Employee Stock Purchase Plan	6,783	149			149
Issuance of common stock from vested restricted share grants through stock compensation plans	9,994
Issuance of common stock through exercise of stock options	750	14			14
Stock-based compensation expense		492			492
Cash dividends declared			(1,816)		(1,816)
Balance, June 30, 2018	3,752,005	$29,016	$61,119	$(1,283)	$88,852

Balance, December 31, 2018	3,759,426	$29,715	$64,937	$(1,095)	$93,557
Net income			5,804		5,804
Other comprehensive income				3,449	3,449
Effect of adopting ASU 2016-02			(107)		(107)
Issuance of common stock through Employee Stock Purchase Plan	4,535	175			175
Issuance of common stock from vested restricted share grants through stock compensation plans	15,574
Issuance of common stock through exercise of SSARs	1,965
Stock-based compensation expense		529			529
Cash dividends declared			(1,981)		(1,981)
Balance, June 30, 2019	3,781,500	$30,419	$68,653	$2,354	$101,426

For the three months ended June 30, 2019 and 2018
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total
Balance, March 31, 2018	3,751,480	$28,822	$59,259	$(579)	$87,502
Net income			2,768		2,768
Other comprehensive loss				(704)	(704)
Issuance of common stock from vested restricted share grants through stock compensation plans	525
Stock-based compensation expense		194			194
Cash dividends declared			(908)		(908)
Balance, June 30, 2018	3,752,005	$29,016	$61,119	$(1,283)	$88,852

Balance, March 31, 2019	3,780,975	$30,204	$66,642	$896	$97,742
Net income			3,002		3,002
Other comprehensive loss				1,458	1,458
Issuance of common stock from vested restricted share grants through stock compensation plans	525
Stock-based compensation expense		215			215
Cash dividends declared			(991)		(991)
Balance, June 30, 2019	3,781,500	$30,419	$68,653	$2,354	$101,426

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Six months ended June 30,
(dollars in thousands)	2019	2018

Cash flows from operating activities:
Net income	$5,804	$5,296
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	1,548	1,504
Provision for loan losses	510	725
Deferred income tax expense	332	511
Stock-based compensation expense	459	432
Excess tax benefit from exercise of stock options	23	4
Proceeds from sale of loans held-for-sale	23,152	16,452
Originations of loans held-for-sale	(15,952)	(15,134)
Earnings from bank-owned life insurance	(311)	(298)
Net gain from sales of loans	(378)	(354)
Net loss (gain) from sales of investment securities	4	(50)
Net (gain) loss from sale and write-down of foreclosed assets held-for-sale	(25)	13
Net loss from write-down and disposal of bank premises and equipment	1	1
Operating lease payments	15	-
Change in:
Accrued interest receivable	(155)	(344)
Other assets	(675)	(2,104)
Accrued interest payable and other liabilities	(1,506)	892
Net cash provided by operating activities	12,846	7,546

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	4,705	11,425
Proceeds from maturities, calls and principal pay-downs	17,604	10,397
Purchases	(25,510)	(32,734)
Decrease (increase) in FHLB stock	1,943	(658)
Net increase in loans and leases	(11,756)	(49,115)
Principal portion of lease payments received under direct finance leases	1,100	-
Purchase of life insurance policies	(2,000)	-
Purchases of bank premises and equipment	(1,244)	(821)
Proceeds from sale of foreclosed assets held-for-sale	384	1,097
Net cash used in investing activities	(14,774)	(60,409)

Cash flows from financing activities:
Net increase in deposits	69,440	48,112
Net (decrease) increase in short-term borrowings	(47,261)	11,051
Repayment of FHLB advances	(16,704)	(2,500)
Repayment of finance lease obligation	(36)	-
Proceeds from employee stock purchase plan participants	175	149
Exercise of stock options	-	14
Dividends paid	(1,981)	(1,816)
Net cash provided by financing activities	3,633	55,010
Net increase in cash and cash equivalents	1,705	2,147
Cash and cash equivalents, beginning	17,485	15,825

Cash and cash equivalents, ending	$19,190	$17,972

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)	Six months ended June 30,
(dollars in thousands)	2019	2018
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,429	$1,838
Income tax	800	-
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized gains on available-for-sale securities	4,366	(3,375)
Transfers from loans to foreclosed assets held-for-sale	894	676
Transfers from loans to loans held-for-sale	2,926	320
Right-of-use asset	4,133	-

See notes to unaudited consolidated financial statements

FIDELITY D & D BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.   Nature of operations and critical accounting policies

Nature of operations

Fidelity D & D Bancorp, Inc. (the Company) is a bank holding company and the parent of Fidelity Deposit and Discount Bank (the Bank).  The Bank is a commercial bank chartered under the law of the Commonwealth of Pennsylvania and a wholly-owned subsidiary of the Company.  Having commenced operations in 1903, the Bank is committed to provide superior customer service, while offering a full range of banking products and financial and trust services to both our consumer and commercial customers from our main office located in Dunmore and other branches located throughout Lackawanna and Luzerne Counties.

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

In the opinion of management, the consolidated balance sheets as of June 30, 2019 and December 31, 2018 and the related consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in shareholders’ equity for the three and six months ended June 30, 2019 and 2018, and consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  Certain reclassifications have been made to the 2018 financial statements to conform to the 2019 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after June 30, 2019 through the date these consolidated financial statements were issued.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at June 30, 2019 is adequate and reasonable to cover incurred losses.  Given the subjective nature of identifying and estimating loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan portfolio to loans HFS.  Under these circumstances, pricing may be obtained from other entities and the residential mortgage loans are transferred at the lower of cost or market value and simultaneously sold.  For other loans transferred to HFS, pricing may be obtained from other entities or modeled and the other loans are transferred at the lower of cost or market value and then sold.  As of June 30, 2019 and December 31, 2018, loans classified as HFS consisted of residential mortgage loans.

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

2.  New accounting pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (CECL).  The amendments in this update require financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis.  Previously, when credit losses were measured under GAAP, an entity only considered past events and current conditions when measuring the incurred loss.  The amendments in this update broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually.  The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  An entity must use judgement in determining the relevant information and estimation methods that are appropriate under the circumstances.  The amendments in this update also require that credit losses on available-for-sale debt securities be presented as an allowance for credit losses rather than a writedown.

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, which clarifies that receivables arising from operating leases are not within the scope of Topic 326.  In December 2018, regulators issued a final rule related to regulatory capital (Regulatory Capital Rule: Implementation and Transition of the Current Expected Credit Losses Methodology for Allowances and Related Adjustments to the Regulatory Capital Rule and Conforming Amendments to Other Regulations) which is intended to provide regulatory capital relief for entities transitioning to CECL.  In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments.  As it relates to CECL, this guidance amends certain provisions contained in ASU 2016-13, particularly in regards to the inclusion of accrued interest in the definition of amortized cost, as well as clarifying that extension and renewal options that are not unconditionally cancelable by the entity that are included in the original or modified contract should be considered in the entity’s determination of expected credit losses.  The amendments in this update are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019 for public companies.  Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years.  An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption (modified-retrospective approach).  Upon adoption, the change in this accounting guidance could result in an increase in the Company's allowance for loan losses and require the Company to record loan losses more rapidly.  The Company has engaged the services of a qualified third-party service provider to assist management in estimating credit allowances under this standard and is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.

On July 17, 2019, the FASB voted to issue a proposal for public comment that would potentially result in a postponement of the required implementation date for ASU 2016-13.  Management will continue to monitor any new developments regarding this possible delay.

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

As of and for the six months ended June 30, 2019
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	debt securities
Beginning balance	$(1,095)

Other comprehensive income before reclassifications, net of tax	3,446
Amounts reclassified from accumulated other comprehensive income, net of tax	3
Net current-period other comprehensive income	3,449
Ending balance	$2,354

As of and for the three months ended June 30, 2019
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	debt securities
Beginning balance	$896

Other comprehensive income before reclassifications, net of tax	1,458
Amounts reclassified from accumulated other comprehensive income, net of tax	-
Net current-period other comprehensive income	1,458
Ending balance	$2,354

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

As of and for the three months ended June 30, 2018
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	securities
Beginning balance	$(579)

Other comprehensive loss before reclassifications, net of tax	(704)
Amounts reclassified from accumulated other comprehensive income, net of tax	-
Net current-period other comprehensive loss	(704)
Ending balance	$(1,283)

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated				Affected line item in the statement
(dollars in thousands)	other comprehensive income				where net income is presented
	For the three months		For the six months
	ended June 30,		ended June 30,
	2019	2018	2019	2018

Unrealized (losses) gains on AFS debt securities	$-	$-	$(4)	$6	Gain (loss) on sale of investment securities
Income tax effect	-	-	1	(1)	Provision for income taxes
Total reclassifications for the period	$-	$-	$(3)	$5	Net income

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

The amortized cost and fair value of investment securities at June 30, 2019 and December 31, 2018 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
June 30, 2019
Available-for-sale debt securities:
Agency - GSE	$5,933	$198	$-	$6,131
Obligations of states and political subdivisions	51,415	2,411	(21)	53,805
MBS - GSE residential	129,571	897	(505)	129,963

Total available-for-sale debt securities	$186,919	$3,506	$(526)	$189,899

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2018
Available-for-sale debt securities:
Agency - GSE	$5,926	$8	$(17)	$5,917
Obligations of states and political subdivisions	51,603	1,259	(287)	52,575
MBS - GSE residential	126,667	266	(2,615)	124,318

Total available-for-sale debt securities	$184,196	$1,533	$(2,919)	$182,810

The amortized cost and fair value of debt securities at June 30, 2019 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Available-for-sale securities:
Debt securities:
Due in one year or less	$3,796	$3,814
Due after one year through five years	8,040	8,348
Due after five years through ten years	1,505	1,511
Due after ten years	44,007	46,263

MBS - GSE residential	129,571	129,963

Total available-for-sale debt securities	$186,919	$189,899

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

The following table presents the fair value and gross unrealized losses of debt securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of June 30, 2019 and December 31, 2018:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

June 30, 2019
Agency - GSE	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	1,265	(9)	2,233	(12)	3,498	(21)
MBS - GSE residential	2,061	(3)	58,063	(502)	60,124	(505)
Total	$3,326	$(12)	$60,296	$(514)	$63,622	$(526)
Number of securities	2		49		51

December 31, 2018
Agency - GSE	$3,937	$(17)	$-	$-	$3,937	$(17)
Obligations of states and political subdivisions	6,123	(91)	8,447	(196)	14,570	(287)
MBS - GSE residential	25,612	(353)	74,864	(2,262)	100,476	(2,615)
Total	$35,672	$(461)	$83,311	$(2,458)	$118,983	$(2,919)
Number of securities	31		69		100

The Company had 51 debt securities in an unrealized loss position at June 30, 2019, including forty-six mortgage-backed securities and five municipal securities.  The severity of these unrealized losses based on their underlying cost basis was as follows at June 30, 2019: 0.83% for total MBS-GSE; and 0.60% for municipals.  Of these securities, forty-five mortgage-backed securities and four municipal securities had been in an unrealized loss position in excess of 12 months. The changes in the prices on these securities in an unrealized loss position in excess of 12 months are the result of interest rate movement and management believes they are temporary in nature.

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

For all debt securities, as of June 30, 2019, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and nor any conditions were identified by management that, more likely than not, would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5.  Loans and leases

The classifications of loans and leases at June 30, 2019 and December 31, 2018 are summarized as follows:

(dollars in thousands)	June 30, 2019	December 31, 2018

Commercial and industrial	$127,392	$126,884
Commercial real estate:
Non-owner occupied	98,016	95,515
Owner occupied	130,114	124,092
Construction	4,641	6,761
Consumer:
Home equity installment	33,032	32,729
Home equity line of credit	50,050	52,517
Auto loans	104,567	105,576
Direct finance leases	17,398	17,004
Other	5,380	6,314
Residential:
Real estate	149,064	145,951
Construction	15,493	15,749
Total	735,147	729,092
Less:
Allowance for loan losses	(9,495)	(9,747)
Unearned lease revenue	(994)	(1,028)

Loans and leases, net	$724,658	$718,317

Net deferred loan costs of $2.7 million and $2.6 million have been included in the carrying values of loans at June 30, 2019 and December 31, 2018, respectively.

Direct finance leases include the lease receivable and the guaranteed lease residual.  Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease.  Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate unpaid principal balance of mortgages serviced amounted to $310.3 million as of June 30, 2019 and $304.9 million as of December 31, 2018.  Mortgage servicing rights amounted to $1.1 million and $1.1 million as of June 30, 2019 and December 31, 2018, respectively.

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

Non-accrual loans, segregated by class, at June 30, 2019 and December 31, 2018, were as follows:

(dollars in thousands)	June 30, 2019	December 31, 2018

Commercial and industrial	$206	$156
Commercial real estate:
Non-owner occupied	386	472
Owner occupied	1,900	1,634
Consumer:
Home equity installment	20	463
Home equity line of credit	261	34
Auto loans	61	25
Residential:
Real estate	1,279	1,514
Total	$4,113	$4,298

Troubled Debt Restructuring

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Company considers all TDRs to be impaired loans.  The Company typically considers the following concessions when modifying a loan, which may include lowering interest rates below the market rate, temporary interest-only payment periods, term extensions at interest rates lower than the current market rate for new debt with similar risk and/or converting revolving credit lines to term loans. The Company typically does not forgive principal when granting a TDR modification.  Of the TDRs outstanding as of June 30, 2019 and 2018, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time.  Other than the TDRs that were placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

There were no loans modified in a TDR for the three months ended June 30, 2019 and 2018.  The following presents by class, information related to loans modified in a TDR:

	Loans modified as TDRs for the six months ended:
(dollars in thousands)	June 30, 2019			June 30, 2018

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Consumer home equity installment	-	$-	$-	1	$413	$350
Residential real estate	-	-	-	1	316	-
Total	-	$-	$-	2	$729	$350

In the above tables, the period end balance is inclusive of all partial pay downs and charge-offs since the modification date.  For all loans modified in a TDR, the pre-modification recorded investment was the same as the post-modification recorded investment.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.  There were no loans modified as a TDR within the previous twelve months that subsequently defaulted (i.e. 90 days or more past due following modification) during the six months ended June 30, 2019 and 2018.

The allowance for loan losses (allowance) may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price.  If the loan is collateral dependent, the estimated fair value of the collateral is used to establish the allowance.  As of June 30, 2019 and 2018, respectively, the allowance for impaired loans that have been modified in a TDR was $0.2 million and $0.8 million, respectively.

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date.  An aging analysis of past due loans, segregated by class, as of the period indicated is as follows (dollars in thousands):

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
June 30, 2019	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$63	$259	$206	$528	$126,864	$127,392		$-
Commercial real estate:
Non-owner occupied	49	472	386	907	97,109	98,016		-
Owner occupied	210	-	1,900	2,110	128,004	130,114		-
Construction	-	-	-	-	4,641	4,641		-
Consumer:
Home equity installment	40	42	20	102	32,930	33,032		-
Home equity line of credit	53	-	261	314	49,736	50,050		-
Auto loans	275	38	88	401	104,166	104,567		27
Direct finance leases	74	-	10	84	16,320	16,404	(2)	10
Other	27	-	-	27	5,353	5,380		-
Residential:
Real estate	8	171	1,279	1,458	147,606	149,064		-
Construction	-	-	-	-	15,493	15,493		-
Total	$799	$982	$4,150	$5,931	$728,222	$734,153		$37

 (1) Includes $4.1 million of non-accrual loans.  (2) Net of unearned lease revenue of $1.0 million. (3) Includes net deferred loan costs of $2.7 million.

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

At June 30, 2019, impaired loans totaled $5.4 million consisting of $1.3 million in accruing TDRs and $4.1 million in non-accrual loans. At December 31, 2018, impaired loans totaled $6.1 million consisting of $1.8 million in accruing TDRs and $4.3 million in non-accrual loans.  As of June 30, 2019, the non-accrual loans included two TDRs to two unrelated borrowers totaling $0.7 million compared with four TDRs to three unrelated borrowers totaling $1.7 million as of December 31, 2018.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
June 30, 2019
Commercial and industrial	$321	$150	$80	$230	$75
Commercial real estate:
Non-owner occupied	1,139	646	240	886	121
Owner occupied	3,333	1,310	1,343	2,653	269
Consumer:
Home equity installment	53	-	20	20	-
Home equity line of credit	319	14	247	261	14
Auto loans	67	53	8	61	22
Residential:
Real estate	1,356	1,183	96	1,279	103
Total	$6,588	$3,356	$2,034	$5,390	$604

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2018
Commercial and industrial	$251	$156	$24	$180	$41
Commercial real estate:
Non-owner occupied	1,176	715	269	984	36
Owner occupied	3,266	1,473	1,455	2,928	559
Consumer:
Home equity installment	496	414	49	463	356
Home equity line of credit	74	33	1	34	16
Auto loans	31	17	8	25	10
Residential:
Real estate	2,091	29	1,485	1,514	2
Total	$7,385	$2,837	$3,291	$6,128	$1,020

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

	For the three months ended
	June 30, 2019			June 30, 2018
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$205	$-	$-	$223	$3	$-
Commercial real estate:
Non-owner occupied	925	7	-	2,588	52	-
Owner occupied	2,599	11	-	3,521	152	-
Construction	-	-	-	173	-	-
Consumer:
Home equity installment	37	1	-	15	-	-
Home equity line of credit	166	-	-	659	5	-
Auto loans	43	-	-	-	-	-
Other	-	-	-	3	-	-
Residential:
Real estate	1,239	-	-	1,421	54	-
Total	$5,214	$19	$-	$8,603	$266	$-

	For the six months ended
	June 30, 2019			June 30, 2018
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$181	$1	$-	$169	$1	$-
Commercial real estate:
Non-owner occupied	1,439	15	-	2,183	40	-
Owner occupied	2,607	21	-	2,512	23	-
Construction	41	-	-	163	-	-
Consumer:
Home equity installment	299	1	-	462	3	-
Home equity line of credit	88	-	-	31	-	-
Auto Loans	45	-	-	32	-	-
Other	-	-	-	11	-	-
Residential:
Real estate	1,354	9	-	1,238	9	-
Total	$6,054	$47	$-	$6,801	$76	$-

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

The following table presents loans including $2.7 million and $2.6 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of June 30, 2019 and December 31, 2018, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

	June 30, 2019
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$123,173	$2,913	$1,306	$-	$127,392
Commercial real estate - non-owner occupied	92,686	1,083	4,247	-	98,016
Commercial real estate - owner occupied	120,737	3,432	5,945	-	130,114
Commercial real estate - construction	4,623	18	-	-	4,641
Total commercial	$341,219	$7,446	$11,498	$-	$360,163

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	June 30, 2019
(dollars in thousands)	Performing	Non-performing	Total

Consumer
Home equity installment	$33,012	$20	$33,032
Home equity line of credit	49,789	261	50,050
Auto loans	104,479	88	104,567
Direct finance leases (1)	16,394	10	16,404
Other	5,380	-	5,380
Total consumer	209,054	379	209,433
Residential
Real estate	147,785	1,279	149,064
Construction	15,493	-	15,493
Total residential	163,278	1,279	164,557
Total consumer & residential	$372,332	$1,658	$373,990

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

Information related to the change in the allowance and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the six months ended June 30, 2019
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,432	$3,901	$2,548		$1,844	$22	$9,747
Charge-offs	(129)	(469)	(176)		(53)	-	(827)
Recoveries	14	4	38		9	-	65
Provision	92	544	(322)		207	(11)	510
Ending balance	$1,409	$3,980	$2,088		$2,007	$11	$9,495
Ending balance: individually evaluated for impairment	$75	$390	$36		$103	$-	$604
Ending balance: collectively evaluated for impairment	$1,334	$3,590	$2,052		$1,904	$11	$8,891
Loans Receivables:
Ending balance (2)	$127,392	$232,771	$209,433	(1)	$164,557	$-	$734,153
Ending balance: individually evaluated for impairment	$230	$3,539	$342		$1,279	$-	$5,390
Ending balance: collectively evaluated for impairment	$127,162	$229,232	$209,091		$163,278	$-	$728,763
 (1) Net of unearned lease revenue of $1.0 million.  (2) Includes $2.7 million of net deferred loan costs.

As of and for the three months ended June 30, 2019
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,407	$4,027	$2,130	$1,910	$48	$9,522
Charge-offs	(101)	(108)	(87)	(18)	-	(314)
Recoveries	8	2	13	9	-	32
Provision	95	59	32	106	(37)	255
Ending balance	$1,409	$3,980	$2,088	$2,007	$11	$9,495

As of and for the year ended December 31, 2018
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,374	$4,060	$2,063		$1,608	$88	$9,193
Charge-offs	(196)	(268)	(391)		(371)	-	(1,226)
Recoveries	77	42	211		-	-	330
Provision	177	67	665		607	(66)	1,450
Ending balance	$1,432	$3,901	$2,548		$1,844	$22	$9,747
Ending balance: individually evaluated for impairment	$41	$595	$382		$2	$-	$1,020
Ending balance: collectively evaluated for impairment	$1,391	$3,306	$2,166		$1,842	$22	$8,727
Loans Receivables:
Ending balance (2)	$126,884	$226,368	$213,112	(1)	$161,700	$-	$728,064
Ending balance: individually evaluated for impairment	$180	$3,912	$522		$1,514	$-	$6,128
Ending balance: collectively evaluated for impairment	$126,704	$222,456	$201,506		$160,186	$-	$710,852

 (1) Net of unearned lease revenue of 1.0 million.  (2) Includes $2.6 million of net deferred loan costs.

As of and for the six months ended June 30, 2018
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,374	$4,060	$2,063	$1,608	$88	$9,193
Charge-offs	(97)	(130)	(202)	(115)	-	(544)
Recoveries	54	33	66	-	-	153
Provision	10	(149)	702	229	(67)	725
Ending balance	$1,341	$3,814	$2,629	$1,722	$21	$9,527

As of and for the three months ended June 30, 2018
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,236	$3,988	$2,470	$1,662	$52	$9,408
Charge-offs	(82)	(87)	(90)	(110)	-	(369)
Recoveries	-	30	33	-	-	63
Provision	187	(117)	216	170	(31)	425
Ending balance	$1,341	$3,814	$2,629	$1,722	$21	$9,527

Direct finance leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and subsequent related updates to revise the accounting for leases.  Additionally, the Company early adopted ASU 2019-01, Codification Improvements, as of January 1, 2019.  See Footnote 2, “New accounting pronouncements,” for additional information about adoption of these standards.  Lessor accounting was largely unchanged as a result of the standard.  Upon adoption of the standard, the lease residual was reclassified from other assets to direct finance leases within loans and leases in the current period and all comparative periods.  Additional disclosures required under the standard are included in this section and in Footnote 11, “Leases”.

The Company originates direct finance leases through two automobile dealerships.  The carrying amount of the Company’s lease receivables, net of unearned income, was $5.1 million and $4.9 million as of June 30, 2019 and December 31, 2018.  The residual value of the direct finance leases is fully guaranteed by the dealerships.  Residual values amounted to $11.3 million and $11.1 million at June 30, 2019 and December 31, 2018, respectively.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2019	$3,183
2020	5,809
2021	5,117
2022	2,572
2023	678
2024 and thereafter	39
Total future minimum lease payments receivable	17,398
Less: Unearned income	(994)
Undiscounted cash flows to be received	$16,404

6.  Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock options and stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued stock options or SSARs were exercised and converted into common stock.  As of the three and six months ended June 30, 2019, there were 29,982 and 29,849 potentially dilutive shares related to issued and unexercised stock options and SSARs compared to 27,894 and 26,674 for the same 2018 periods, respectively.  For restricted stock, dilution would occur from the Company’s previously granted but unvested shares.  There were 7,777 and 9,409 potentially dilutive shares related to unvested restricted share grants as of the three  and six months ended June 30, 2019 compared to 11,137 and 11,006 for the same 2018 periods, respectively.

In the computation of diluted EPS, the Company uses the treasury stock method to determine the dilutive effect of its granted but unexercised stock options and SSARs and unvested restricted stock.  Under the treasury stock method, the assumed proceeds, as defined, received from shares issued in a hypothetical stock option exercise or restricted stock grant, are assumed to be used to purchase treasury stock.  Proceeds include amounts received from the exercise of outstanding stock options and compensation cost for future service that the Company has not yet recognized in earnings. The Company does not consider awards from share-based grants in the computation of basic EPS.

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended September 30,		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$3,002	$2,768	$5,804	$5,296
Weighted-average common shares outstanding	3,781,223	3,751,728	3,777,634	3,749,389
Basic EPS	$0.79	$0.74	$1.53	$1.41

Diluted EPS:
Net income available to common shareholders	$3,002	$2,768	$5,804	$5,296
Weighted-average common shares outstanding	3,781,223	3,751,728	3,777,634	3,749,389
Potentially dilutive common shares	37,759	39,031	39,258	37,680
Weighted-average common and potentially dilutive shares outstanding	3,818,982	3,790,759	3,816,892	3,787,069
Diluted EPS	$0.79	$0.73	$1.52	$1.40

7.  Stock plans

The Company has two stock-based compensation plans (the stock compensation plans) from which it can grant stock-based compensation awards and applies the fair value method of accounting for stock-based compensation provided under current accounting guidance.  The guidelines require the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements.  The Company’s stock compensation plans were shareholder-approved and permit the grant of share-based compensation awards to its employees and directors.  The Company believes that the stock-based compensation plans will advance the development, growth and financial condition of the Company by providing incentives through participation in the appreciation in the value of the Company’s common stock.  In return, the Company hopes to secure, retain and motivate the employees and directors who are responsible for the operation and the management of the affairs of the Company by aligning the interest of its employees and directors with the interest of its shareholders.  In the stock compensation plans, employees and directors are eligible to be awarded stock-based compensation grants which can consist of stock options (qualified and non-qualified), stock appreciation rights (SARs) and restricted stock.

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

In each of the 2012 stock incentive plans, the Company has reserved 750,000 shares of its no-par common stock for future issuance.  The Company recognizes share-based compensation expense over the requisite service or vesting period.  During 2015, the Company created a Long-Term Incentive Plan (LTIP) that awards restricted stock and stock-settled stock appreciation rights (SSARs) to senior officers based on the attainment of performance goals.  The service requirement is the participant’s continued employment throughout the LTIP with a three-year vesting period.  The restricted stock has a two-year post vesting holding period requirement.  The SSAR awards have a ten-year term from the date of each grant.  The Company granted restricted stock and SSARs in February 2016 based on 2015 performance, in February 2017 based on 2016 performance and in February 2018 based on 2017 performance and 2015-2017 3-year cumulative performance.  During the first quarter of 2019, the Company approved a 1 year LTIP and awarded restricted stock and SSARs to senior officers and managers in February 2019 based on 2018 performance.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended June 30, 2019 and 2018 under the 2012 stock incentive plans:

	June 30, 2019			June 30, 2018
			Weighted-			Weighted-
			average			average
	Shares		grant date	Shares		grant date
	granted		fair value	granted		fair value

Director plan	5,600	(2)	$54.69	8,400	(2)	$49.50
Omnibus plan	7,251	(2)	54.69	10,800	(2)	45.83
Omnibus plan	50	(1)	58.08	50	(1)	49.50
Total	12,901		$54.70	19,250		$47.44

 (1) Vest after 1 year  (2) Vest after 3 years – 33% each year

The fair value of the 5,600 and 7,251 shares granted on February 5, 2019 was calculated using the grant date stock price with a discount valuation.  The Chaffe model was used to calculate the discount. Since the shares vest over three years and then have a further two-year holding period, the historical volatility of the five years prior to the issue date was used to estimate volatility.  The five-year treasury yield was used as the interest rate. The Company does pay a dividend, but since the shareholder will receive the dividends during vesting and the post-vest restriction period, no dividend yield was used in the calculation as not to inflate the discount.  The grant date stock price was $59.70 and the discount of 8.393% was calculated using an interest rate of 2.494% and a 5-year historical volatility of 19.411%.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2018	12,600	17,360	29,960	$38.99
Granted	5,600	7,301	12,901	54.70
Forfeited	-	(126)	(126)	54.69
Vested	(7,000)	(8,574)	(15,574)	33.81
Non-vested balance at June 30, 2019	11,200	15,961	27,161	$49.48

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

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2018	89,250	8.36	8.2
Granted	11,073	16.79	10.0
Exercised	(3,059)	3.48
Forfeited	-	-
Outstanding June 30, 2019	97,264	$9.47	8.0

Of the SSARs outstanding at June 30, 2019, 52,112 vested and were exercisable. SSARs vest over a three-year period – 33% per year.

During the first half of 2019, there were 3,059 SSARs exercised.  The intrinsic value recorded for these SSARs was $10,631.  The tax deduction realized from the exercise of these SSARs was $108,134 resulting in a tax benefit of $22,708.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income.  The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three and six months ended June 30, 2019 and 2018 and the unrecognized stock-based compensation expense as of June 30, 2019:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Stock-based compensation expense:
Director stock incentive plan	$60	$62	$119	$113
Omnibus stock incentive plan	155	132	303	236
Employee stock purchase plan	-	-	107	143
Total stock-based compensation expense	$215	$194	$529	$492

In addition, during the three and six months ended June 30, 2019, the Company reversed accruals of ($35 thousand) and ($70 thousand) in stock-based compensation expense for restricted stock and SSARs awarded under the Omnibus Plan.  During the three and six months ended June 30, 2018, the Company reversed accruals of ($35 thousand) and ($60 thousand) in stock-based compensation expense.

As of
(dollars in thousands)	June 30, 2019
Unrecognized stock-based compensation expense:
Director plan	$485
Omnibus plan	1,090
Total unrecognized stock-based compensation expense	$1,575

The unrecognized stock-based compensation expense as of June 30, 2019 will be recognized ratably over the periods ended January 2022 and January 2022 for the Director Plan and the Omnibus Plan, respectively.

During the first quarter of 2018, there were 750 stock options exercised at a price of $18.50 per share.  The intrinsic value of these stock options was $2,585.  The tax deduction realized from the exercise of these options was $22,875 resulting in a tax benefit of $4,804.  As of June 30, 2019, there were no stock options outstanding.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  As of June 30, 2019, 81,019 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased and it is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

June 30, 2019
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$19,190	$19,190	$19,190	$-	$-
Available-for-sale debt securities	189,899	189,899	-	189,899	-
FHLB stock	4,396	4,396	-	4,396	-
Loans and leases, net	724,658	711,910	-	-	711,910
Loans held-for-sale	1,532	1,561	-	1,561	-
Accrued interest receivable	3,426	3,426	-	3,426	-
Financial liabilities:
Deposits with no stated maturities	719,153	719,153	-	719,153	-
Time deposits	120,470	120,025	-	120,025	-
Short-term borrowings	29,105	29,105	-	29,105	-
FHLB advances	15,000	15,409	-	15,409	-
Accrued interest payable	709	709	-	709	-

December 31, 2018
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$17,485	$17,485	$17,485	$-	$-
Available-for-sale debt securities	182,810	182,810	-	182,810	-
FHLB stock	6,339	6,339	-	6,339	-
Loans and leases, net	718,317	697,729	-	-	697,729
Loans held-for-sale	5,707	5,789	-	5,789	-
Accrued interest receivable	3,271	3,271	-	3,271	-
Financial liabilities:
Deposits with no stated maturities	653,897	653,897	-	653,897	-
Time deposits	116,286	114,876	-	114,876	-
Short-term borrowings	76,366	76,366	-	76,366	-
FHLB advances	31,704	31,698	-	31,698	-
Accrued interest payable	530	530	-	530	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$6,131	$-	$6,131	$-
Obligations of states and political subdivisions	53,805	-	53,805	-
MBS - GSE residential	129,963	-	129,963	-
Total available-for-sale debt securities	$189,899	$-	$189,899	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$5,917	$-	$5,917	$-
Obligations of states and political subdivisions	52,575	-	52,575	-
MBS - GSE residential	124,318	-	124,318	-
Total available-for-sale debt securities	$182,810	$-	$182,810	$-

Debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the periods ending June 30, 2019 and December 31, 2018, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending June 30, 2019 and December 31, 2018, respectively.

The following table illustrates the financial instruments newly measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at June 30, 2019	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,752	$-	$-	$2,752
Other real estate owned	724	-	-	724
Other repossessed assets	2	-	-	2
Total	$3,478	$-	$-	$3,478

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2018	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,817	$-	$-	$1,817
Other real estate owned	184	-	-	184
Total	$2,001	$-	$-	$2,001

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

At June 30, 2019 and December 31, 2018, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -21.28% to -83.32% and from -16.70% to -57.89%, respectively.  The weighted average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -31.43% as of June 30, 2019 and -44.42% as of December 31, 2018, respectively.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  Appraisals form the basis for determining the net realizable value from these properties.  Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At June 30, 2019 and December 31, 2018, the discounts applied to the appraised values of ORE ranged from -2.83% and -89.48% and from -18.47% to -68.96%, respectively.  As of June 30, 2019, and December 31, 2018, the weighted average of discount to the appraisal values of ORE amounted to -25.53% and -45.83%, respectively.

At June 30, 2019, other repossessed assets consisted of one automobile, totaling $2 thousand. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.  There were no other repossessed assets at December 31, 2018.

9.  Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers.  The policies are recorded at their cash surrender values.  Increases in cash surrender values are included in non-interest income in the consolidated statements of income.  In March 2019, the Company purchased an additional $2.0 million of BOLI.  The policies’ cash surrender value totaled $22.9 million and $20.6 million, respectively, as of June 30, 2019 and December 31, 2018 and is reflected as an asset on the consolidated balance sheets.  As of June 30, 2019 and 2018, the Company has recorded income of $311 thousand and $298 thousand, respectively.

Officer Life Insurance

In 2017, the Bank entered into separate split dollar life insurance arrangements (Split Dollar Agreements) with eleven officers.  This plan provides each officer a specified death benefit should the officer die while in the Bank’s employ.  The Bank paid the insurance premiums in March 2017 and the arrangements were effective in March 2017.  In March 2019, the Bank entered into a new Split Dollar Agreement with one officer. The Bank owns the policies and all cash values thereunder.  Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary.  As of June 30, 2019, the policies had total death benefits of $22.9 million of which $4.1 million would have been paid to the officer’s beneficiaries and the remaining $18.8 million would have been paid to the Bank.  In addition, four executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met.  As of June 30, 2019, the Company accrued expenses of $85 thousand for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with four officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement.  On March 20, 2019, the Bank entered into a SERP Agreement with one officer, pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2019 until normal retirement age.  As of June 30, 2019, the Company accrued expenses of $1.1 million in connection with the SERP.

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

Contract balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before the payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity already received payment (or payment is due) from the customer.  The Company’s non-interest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized.  The Company typically does not enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of June 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

Management determines if an arrangement is or contains a lease at contract inception.  If an arrangement is determined to be or contains a lease, the Company recognizes a ROU asset and a lease liability when the asset is placed in service.

The Company’s operating leases, where the Company is lessee, include property, land and equipment.  As of June 30, 2019, five of the Company’s branch properties were leased under operating leases.  In April 2018, the Company entered into an agreement to lease a branch in Mountaintop, PA expected to open in August 2019.  In three of the current branch leases and the branch under construction, the Company leases the land from an unrelated third party, and the buildings are the Company’s own capital improvement.  The Company also leases three standalone ATMs under operating leases.  Additionally, the Company has two equipment leases classified as finance leases.

The following is an analysis of the leased property under finance leases:

	Asset Balance at
	June 30,
(dollars in thousands)	2019	2018

Equipment	$392	$-
Less accumulated depreciation and amortization	(80)	-
Leased property under finance leases, net	$312	$-

The following is a schedule of future minimum lease payments under finance leases together with the present value of the net minimum lease payments as of June 30, 2019:

(dollars in thousands)	Amount

2019	$40
2020	81
2021	81
2022	81
2023	54
2024 and thereafter	-

Total minimum lease payments (a)	337

Less amount representing interest (b)	(20)

Present value of net minimum lease payments	$317

(a)	The future minimum lease payments have not been reduced by estimated executory costs (such as taxes and maintenance) since this amount was deemed immaterial by management.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate upon lease inception.

As of June 30, 2019, the Company leased its Green Ridge, Pittston, Peckville, Back Mountain and Abington branches under the terms of operating leases.  The Abington branch has variable lease payments which are calculated as a percentage of the national prime rate of interest which are expensed as incurred and are not included in the ROU assets and operating lease liabilities.

(dollars in thousands)	June 30, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$37
Interest on lease liabilities	5
Operating lease cost	194
Short-term lease cost	9
Variable lease cost	22
Total lease cost	$267

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$5
Operating cash flows from operating leases (Fixed payments)	$137
Operating cash flows from operating leases (Liability reduction)	$50
Financing cash flows from finance leases	$36
Right-of-use assets obtained in exchange for new finance lease liabilities	$17
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,133
Weighted-average remaining lease term - finance leases	4.17 yrs
Weighted average remaining lease term - operating leases	23.24 yrs
Weighted-average discount rate - finance leases	3.07%
Weighted-average discount rate - operating leases	3.94%

During the first half of 2019, $250 thousand of the total lease cost is included in premises and equipment expense and $17 thousand is included in other expenses on the consolidated statements of income.  Operating lease expense is recognized on a straight-line basis over the lease term.  We recognized both the interest expense and amortization expense for finance leases in premises and equipment expense since the interest expense portion was immaterial.

The future minimum lease payments for the Company’s branch network and equipment under operating leases that have lease terms in excess of one year as of June 30, 2019 are as follows:

(dollars in thousands)	Amount

2019	$172
2020	359
2021	363
2022	370
2023	373
2024 and thereafter	8,023

Total future minimum lease payments	9,660

Less leases in process	(2,589)

Less amount representing interest	(2,582)

Present value of net future minimum lease payments	$4,489

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

(dollars in thousands)	Amount

2019	$100
2020	194
2021	189
2022	60
2023	48
2024 and thereafter	186

Total lease payments to be received	$777

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

	For the three months ended		For the six months ended
(dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Lease income - direct finance leases
Interest income on lease receivables	$176	$132	$351	$257

Lease income - operating leases	63	57	119	106
Total lease income	$239	$189	$470	$363

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of June 30, 2019 compared to December 31, 2018 and a comparison of the results of operations for the three and six months ended June 30, 2019 and 2018.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2018 Annual Report filed on Form 10-K.

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

As a leading Northeastern Pennsylvania community bank, our goals are to enhance shareholder value while continuing to build a full-service community bank.  We focus on growing our core business of retail and business lending and deposit gathering while maintaining strong asset quality and controlling operating expenses.  We continue to implement strategies to diversify earning assets (see “Funds Deployed” section of this management’s discussion and analysis) and to increase low cost core deposits (see “Funds Provided” section of this management’s discussion and analysis).  These strategies include a greater level of commercial lending and the ancillary business products and services supporting our commercial customers’ needs as well as residential lending strategies and an array of consumer products.  We focus on developing a full banking relationship with existing, as well as new business prospects.  In addition, we explore opportunities to selectively expand our franchise footprint, consisting presently of our 11-branch network.  The Company has begun construction on a branch location in Mountain Top, PA, which is scheduled to open during the third quarter of 2019.  We are expecting $1.5 million in investment related to the construction of this new branch in 2019.  The Company is also expecting construction in process expenses to increase $1.7 million in 2019 due to remodeling of the Main Branch building which is scheduled to begin later this year.  The Company is committed to selectively expanding branch banking and wealth management locations in Lackawanna and Luzerne Counties as opportunities arrive going forward.

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties.  Although the U.S. economy has shown signs of improvement, the general operating environment and our local market area continue to remain challenging due to the lagging unemployment rate and strong local competition.  The Federal Open Market Committee (FOMC) had been adjusting the short-term federal funds rate up during 2018, but the outlook looks different for 2019 and 2020.  The FOMC lowered the federal funds rate 25 basis points in July 2019 and expectations are that the Federal Reserve will continue to ease the federal funds rate which will cause short-term rates to decline.  According to the U.S. Bureau of Labor Statistics, the national unemployment rate for June 2019 was 3.7%, down 0.2 percentage points from December 2018.  However, the unemployment rate in Scranton - Wilkes-Barre Metropolitan Statistical Area (local) increased during the first six months of 2019 and continued to lag behind the unemployment rates of the state and nation.  The local unemployment rate at June 30, 2019 was 4.8%, an increase of 0.1 percentage points from 4.7% at December 31, 2018 and a decrease from 5.2% at June 30, 2018.  The local unemployment rate increased over the six-month period due to more people entering the labor force and less jobs available.  Seasonal fluctuations in unemployment are expected.  The median home values in the region have risen 0.4% over the past year, and according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, values are expected to fall 1.8% within the next year.  In light of these expectations, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

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

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies.  The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at June 30, 2019 and 2018.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Interest income (GAAP)	$9,657	$8,535	$19,312	$16,678
Adjustment to FTE	185	175	372	340
Interest income adjusted to FTE (Non-GAAP)	9,842	8,710	19,684	17,018
Interest expense	1,863	1,012	3,608	1,896
Net interest income adjusted to FTE (Non-GAAP)	$7,979	$7,698	$16,076	$15,122

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income.  The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$6,435	$6,162	$13,205	$12,370

Net interest income (GAAP)	7,794	7,523	15,704	14,782
Plus: taxable equivalent adjustment	185	175	372	340
Non-interest income (GAAP)	2,489	2,371	4,946	4,654
Net interest income (FTE) plus non-interest income (non-GAAP)	$10,468	$10,069	$21,022	$19,776
Efficiency ratio (non-GAAP)	61.47%	61.20%	62.82%	62.55%

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

Comparison of the results of operations

Three and six months ended June 30, 2019 and 2018

Overview

For the second quarter of 2019, the Company generated net income of $3.0 million, or $0.79 per diluted share, compared to $2.8 million, or $0.73 per diluted share, for the second quarter of 2018.  The $0.2 million, or 8%, increase in net income stemmed from $0.3 million more net interest income plus $0.1 million higher non-interest income and a $0.2 million reduction in provision for loan losses which more than offset a $0.3 million rise in non-interest expenses.  In the year-to-date comparison, net income grew $0.5 million, or 10%, to $5.8 million, or $1.52 per diluted share, for the first half of 2019 from $5.3 million, or $1.40 per diluted share, for the first half of 2018.  As in the quarterly comparison, higher net interest income and non-interest income combined with a lower provision for loan losses were partially offset by higher non-interest expenses.

Return on average assets (ROA) was 1.25% and 1.24% for the second quarters of 2019 and 2018, respectively, and 1.21% and 1.20% for the six months ended June 30, 2019 and 2018, respectively.  During the same time periods, return on average shareholders’ equity (ROE) was 12.16% and 12.60%, respectively, and 12.07% and 12.18%, respectively.  ROA increased because the net income grew faster than average assets while ROE declined as net income grew at a slower pace than average equity.

Net interest income and interest sensitive assets / liabilities

For the second quarter of 2019, net interest income increased $0.3 million, or 4%, to $7.8 million from $7.5 million for the second quarter of 2018 due to interest income increasing faster than interest expense.  The $1.1 million growth in interest income was produced by the addition of $58.1 million in average interest-earning assets combined with a 23 basis point higher FTE yield earned on those assets.  The loan portfolio contributed $0.9 million to this interest income growth due to $47.1 million more average loans earning a higher yield.  In the investment portfolio, a larger average balance of higher yielding mortgage-backed securities was the biggest driver of interest income growth of $0.2 million from investments.  On the liability side, total interest-bearing liabilities grew $56.8 million, on average, with a 46 basis point increase in rates paid thereon.  Growth of $36.6 million in average interest-bearing deposits with a 35 basis point increase in rates paid on these deposits resulted in $0.6 million more interest expense from deposits for the second quarter of 2019 compared to the 2018 like period.  Over the same time periods, the Company utilized $20.2 million more in average borrowings at higher rates resulting in $0.3 million in additional interest expense.

Net interest income increased $0.9 million, or 6%, from $14.8 million for the six months ended June 30, 2018 to $15.7 million for the six months ended June 30, 2019, due to higher interest income which more than offset the additional interest expense.  Total average interest-earning assets increased $69.1 million along with a 28 basis point increase in the FTE yields earned thereon resulting in $2.7 million of growth in FTE interest income.  In the loan portfolio, the Company experienced average balance growth of $58.2 million combined with higher yields in each loan portfolio, which had the effect of producing $2.2 million more interest income.  In the investment portfolio, an increase in the yields on mortgage-backed securities and municipal securities was the biggest driver of interest income growth of $0.4 million.  On the liability side, total interest-bearing liabilities grew $59.4 million on average with a 47 basis point increase in rates paid on these interest-bearing liabilities.  Growth in average interest-bearing deposits of $34.8 million combined with a 34 basis point increase in the rates paid on deposits contributed $1.1 million in additional interest expense.  In addition, the Company utilized $24.6 million more in average borrowings during the first half of 2019 at higher rates which resulted in $0.6 million more interest expense from borrowings.

The FTE net interest rate spread decreased by 23 and 19 basis points, respectively, for the three and six months ended June 30, 2019 compared to the same 2018 periods.  Over the same periods, the FTE net interest margin decreased by 11 and 6 basis points, respectively.  The rates paid on interest-bearing liabilities rose faster than the yields earned on interest-earning assets causing the decline in net interest rate spread.  The overall cost of funds, which includes the impact of non-interest bearing deposits, increased 37 basis points for both the three and six months ended June 30, 2019 compared to the same periods in 2018.  The primary reason for the rise was the increase in rates paid on interest-bearing liabilities compared to the prior year’s periods, respectively.

For the second half of 2019, the Company expects to operate in a declining interest rate environment.  A rate environment with falling interest rates positions the Company to reduce its interest income performance from new and maturing earning assets.  Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end, the interest rate margin may experience compression.  The Federal Open Market Committee (FOMC) had been gradually increasing the short-term federal funds rate since the end of 2015, and it effected the rates paid on funding sources.  However, the FOMC began easing the federal funds rate during the second half of 2019 which could result in reduced deposit rate pricing.  On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans, rose 100 basis points in 2018, but started to decline in the second half of 2019.  The focus for 2019 is to manage net interest income through a declining rate environment by managing interest-bearing deposit costs to maintain a reasonable spread.  Interest income is projected to decline in the second half of 2019 from floating rate loans and repricing of our assets.  Management expects to actively reduce the cost of funds to mitigate spread compression throughout this declining rate cycle.  Continued growth in the loan portfolios complemented with investment security growth is expected to boost interest income, and when coupled with a proactive relationship approach to deposit cost setting strategies should help contain the interest rate margin at acceptable levels.

The Company’s cost of interest-bearing liabilities was 113 and 110 basis points for the three and six months ended June 30, 2019, or 46 and 47 basis points higher than the cost for the same 2018 periods.  The increase in average borrowings and average interest-bearing deposits combined with higher rates paid on both contributed to the higher cost of interest-bearing liabilities.  Interest rates along the treasury yield curve have been volatile with shorter-term rates rising faster than long-term rates producing an inverted yield curve in early 2019.  Competition among banks had been pressuring banks to increase deposit rates.  We expect this trend to begin to reverse as the FOMC reduces the federal funds rate.  To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances.  Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated.  Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for June 30, 2019 and 2018, to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments.  This treatment allows a uniform comparison among yields on interest-earning assets.  Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for loan losses.  Home equity lines of credit (HELOC) are included in the residential real estate category since they are secured by real estate.  Net deferred loan cost amortization of $181 thousand and $163 thousand during the second quarters of 2019 and 2018, respectively, and $346 thousand and $303 thousand for the six months ended June 30, 2019 and 2018, respectively, are included in interest income from loans.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Residual values for direct finance leases are included in the average balances for consumer loans.  Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets.  Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	June 30, 2019			June 30, 2018
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$2,206	$13	2.25%	$9,217	$42	1.84%
Restricted regulatory securities	4,414	85	7.80	2,826	38	5.40
Investments:
Agency - GSE	5,931	40	2.70	5,344	36	2.67
MBS - GSE residential	127,588	881	2.77	116,427	767	2.64
State and municipal (nontaxable)	50,429	564	4.48	45,247	512	4.53
Other	-	-	-	463	6	5.29
Total investments	183,948	1,485	3.24	167,481	1,321	3.16
Loans and leases:
C&I and CRE (taxable)	312,570	4,050	5.20	289,638	3,514	4.87
C&I and CRE (nontaxable)	31,729	314	3.97	30,863	280	3.64
Consumer	155,769	1,521	3.92	138,568	1,282	3.71
Residential real estate	214,292	2,374	4.44	208,239	2,233	4.30
Total loans and leases	714,360	8,259	4.64	667,308	7,309	4.39
Total interest-earning assets	904,928	9,842	4.36%	846,832	8,710	4.13%
Non-interest earning assets	60,539			49,514
Total assets	$965,467			$896,346

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$220,732	$347	0.63%	$209,431	$288	0.55%
Savings and clubs	115,611	37	0.13	136,633	62	0.18
MMDA	145,667	566	1.56	110,238	216	0.79
Certificates of deposit	120,151	524	1.75	109,258	320	1.17
Total interest-bearing deposits	602,161	1,474	0.98	565,560	886	0.63
Repurchase agreements	-	-	-	8,188	3	0.14
Overnight borrowings	39,291	262	2.67	11,062	57	2.07
FHLB advances	18,831	127	2.71	18,704	66	1.41
Total interest-bearing liabilities	660,283	1,863	1.13%	603,514	1,012	0.67%
Non-interest bearing deposits	193,702			197,355
Non-interest bearing liabilities	12,477			7,330
Total liabilities	866,462			808,199
Shareholders' equity	99,005			88,147
Total liabilities and shareholders' equity	$965,467			$896,346
Net interest income - FTE		$7,979			$7,698

Net interest spread			3.23%			3.46%
Net interest margin			3.54%			3.65%
Cost of funds			0.88%			0.51%

	Six months ended
(dollars in thousands)	June 30, 2019			June 30, 2018
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$2,479	$28	2.28%	$10,283	$84	1.65%
Restricted regulatory securities	4,533	185	8.25	2,645	78	5.94
Investments:
Agency - GSE	5,930	79	2.70	6,350	70	2.21
MBS - GSE residential	127,217	1,802	2.86	114,757	1,508	2.65
State and municipal (nontaxable)	49,048	1,102	4.53	43,941	989	4.54
Other	-	-	-	381	12	6.60
Total investments	182,195	2,983	3.30	165,429	2,579	3.14
Loans and leases:
C&I and CRE (taxable)	313,748	8,062	5.18	290,103	6,925	4.81
C&I and CRE (nontaxable)	32,862	652	4.00	30,584	549	3.62
Consumer	156,695	3,022	3.89	132,762	2,430	3.69
Residential real estate	213,973	4,752	4.48	205,612	4,373	4.29
Total loans and leases	717,278	16,488	4.64	659,061	14,277	4.37
Total interest-earning assets	906,485	19,684	4.38%	837,418	17,018	4.10%
Non-interest earning assets	59,145			50,700
Total assets	$965,630			$888,118

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$222,594	$687	0.62%	$211,347	$535	0.51%
Savings and clubs	116,966	74	0.13	135,811	121	0.18
MMDA	141,617	1,052	1.50	110,162	419	0.77
Certificates of deposit	119,204	993	1.68	108,288	615	1.14
Total interest-bearing deposits	600,381	2,806	0.94	565,608	1,690	0.60
Repurchase agreements	-	-	-	11,367	10	0.17
Overnight borrowings	39,935	532	2.69	6,210	64	2.07
FHLB advances	21,199	270	2.57	18,952	132	1.41
Total interest-bearing liabilities	661,515	3,608	1.10%	602,137	1,896	0.63%
Non-interest bearing deposits	194,521			191,256
Non-interest bearing liabilities	12,629			7,031
Total liabilities	868,665			800,424
Shareholders' equity	96,965			87,694
Total liabilities and shareholders' equity	$965,630			$888,118
Net interest income - FTE		$16,076			$15,122

Net interest spread			3.28%			3.47%
Net interest margin			3.58%			3.64%
Cost of funds			0.85%			0.48%

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

	Six months ended June 30,
(dollars in thousands)	2019 compared to 2018			2018 compared to 2017
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$(61)	$5	$(56)	$63	$11	$74
Restricted regulatory securities	30	77	107	(13)	35	22
Investments:
Agency - GSE	(4)	14	10	(108)	50	(58)
MBS - GSE residential	25	268	293	341	18	359
State and municipal	10	91	101	48	5	53
Other	(11)	-	(11)	3	(3)	-
Total investments	20	373	393	284	70	354
Loans and leases:
Residential real estate	181	198	379	135	284	419
C&I and CRE	79	1,140	1,219	(92)	303	211
Consumer	82	510	592	503	(125)	378
Total loans and leases	342	1,848	2,190	546	462	1,008
Total interest income	331	2,303	2,634	880	578	1,458

Interest expense:
Deposits:
Interest-bearing checking	30	122	152	60	135	195
Savings and clubs	(24)	(23)	(47)	7	34	41
Money market	146	487	633	(20)	77	57
Certificates of deposit	18	360	378	51	117	168
Total deposits	170	946	1,116	98	363	461
Repurchase agreements	(10)	-	(10)	-	(2)	(2)
Overnight borrowings	361	107	468	(151)	78	(73)
FHLB advances	6	132	138	14	21	35
Total interest expense	527	1,185	1,712	(39)	460	421
Net interest income	$(196)	$1,118	$922	$919	$118	$1,037

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

For the second quarter of 2019, the provision for loan losses decreased $0.2 million to $0.2 million from $0.4 million for the second quarter of 2018.  For the six months ended June 30, 2019 and 2018, the Company recorded a provision for loan losses of

$0.5 million and $0.7 million, respectively, a $0.2 million, or 30%, decrease.  This decrease in the provision for loan losses in both periods was due primarily to a deceleration in the Company’s loan growth along with strong asset quality. The provision for loan losses derives from the reserve required from the allowance for loan losses calculation. The Company continued provisioning for the six months ended June 30, 2019 in order to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the second quarter of 2019, non-interest income amounted to $2.5 million, an increase of $0.1 million, or 5%, compared to $2.4 million recorded for the same 2018 period.  Service charges on loans, which increased the most, was almost $0.1 million higher than the second quarter of 2018 driven by commercial letter of credit fees.  Service charges on deposit accounts, interchange fees, trust fees, financial service fees and earnings on bank-owned life insurance also accumulated another $0.1 million quarter-over-quarter.  The Company also recognized $107 thousand in gains on the sale of equity securities during the second quarter of 2018 and did not sell any securities during the second quarter of 2019.

Non-interest income totaled $4.9 million for the six months ended June 30, 2019, an increase of $0.3 million, or 6%, from the $4.6 million recorded for the same 2018 period.  Service charges on loans were up $0.2 million primarily due to service charges on commercial loans.  There were also increases in financial service fees of $0.1 million and debit card interchange fees of $0.1 million.  These increases were partially offset by $0.1 million less trust fees and $0.1 million lower gains on the sale of securities.

Other operating expenses

For the quarter ended June 30, 2019, total other operating expenses were $6.4 million, an increase of $0.3 million, or 4%, compared to $6.1 million for the same 2018 quarter.  Salary and employee benefits rose $0.2 million, or 5%, to $3.6 million for the second quarter of 2019 from $3.4 million for the second quarter of 2018.  The increase was primarily due to higher salaries from additional employees, including bankers at our 2 new branches, plus merit increases partially offset by lower expenses for bonuses and group insurance.  Premises and equipment expense was $0.1 million higher primarily due to higher depreciation related to the branch that was opened during December 2018.  Data processing and communications expense also increased $0.1 million during the second quarter of 2019 compared to the second quarter of 2018.  Loan collection expenses also increased $0.1 million.  Advertising and marketing increased $0.1 million from increased advertising costs promoting campaigns in expanded market areas.  These increases were partially offset by $0.3 million less professional service expenses due to less legal, internal audit and compliance, and loan review expenses.

For the six months ended June 30, 2019, non-interest expenses increased $0.8 million, or 7%, compared to the six months ended June 30, 2018, from $12.4 million to $13.2 million.  Salaries and employee benefit expenses contributed the most to the increase growing $0.5 million, or 7%.  The increase stemmed from staff additions and salary increases partially offset by less bonuses and group insurance.  Premises and equipment expenses increased $0.2 million, or 11%, due to higher depreciation and expenses for equipment maintenance.  Data processing and communications expense also increased $0.2 million.  Loan collection expenses also increased $0.1 million.  Partially offsetting these increases was $0.3 million less professional service fees.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, were 1.72% and 1.75% for the six months ended June 30, 2019 and 2018.  The expense ratio decreased because of higher average assets during the six months ended June 30, 2019 compared to the same 2018 period.  The efficiency ratio increased from 62.55% at June 30, 2018 to 62.82% at June 30, 2019.  For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Provision for income taxes

The provision for income taxes increased $0.1 million for both the three and six months ended June 30, 2019 and 2018 due to higher income before taxes.  The Company's effective tax rate was 16.3% at June 30, 2019 compared to 16.5% at June 30, 2018.

Comparison of financial condition at

June 30, 2019 and December 31, 2018

Overview

Consolidated assets increased $15.9 million, or 2%, to $997.0 million as of June 30, 2019 from $981.1 million at December 31, 2018.  The increase in assets occurred principally in the investment portfolio.  Cash inflow from growth in deposits of $69.4 million was used to pay down borrowings which declined $64.0 million.

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

As of June 30, 2019, the carrying value of investment securities amounted to $189.9 million, or 19% of total assets, compared to $182.8 million, or 19% of total assets, at December 31, 2018.  On June 30, 2019, 69% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of June 30, 2019 and December 31, 2018.  The AFS securities were recorded with a net unrealized gain of $3.0 million as of June 30, 2019 and a net unrealized loss of $1.4 million as of December 31, 2018.  Of the net improvement in the unrealized gain position of $4.4 million, $2.8 million was net unrealized gains on mortgages-backed securities, $1.4 million was net unrealized gains on municipal securities and $0.2 million was net unrealized gains on agency securities.  The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve.  Generally, the values of debt securities move in the opposite direction of the changes in interest rates.  As interest rates along the treasury yield curve decline, especially at the intermediate and long end, the values of debt securities tend to rise.  Whether or not the value of the Company’s investment portfolio will continue to maintain above its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio.  When interest rates rise, the market values of the Company’s debt securities portfolio could be subject to market value declines.

As of June 30, 2019, the Company had $108.3 million in public deposits, or 13% of total deposits.  Pennsylvania state law requires the Company to maintain pledged securities on these public deposits.  As of June 30, 2019, the balance of pledged securities required for deposit accounts was $70.9 million, or 37% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third parties are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized.  During the quarter ended June 30, 2019, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During the first half of 2019, the carrying value of total investments increased $7.1 million, or 4%.  The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company.  Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile.  The Company expects to grow the portfolio and increase its relative size with a preference toward mortgage-backed securities.  If intermediate to long-term rates rise, the strategy is expected to provide a good source of cash flow to reinvest into higher yielding interest-sensitive assets.

A comparison of investment securities at June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$129,963	68.5%	$124,318	68.0%
State & municipal subdivisions	53,805	28.3	52,575	28.8
Agency - GSE	6,131	3.2	5,917	3.2
Total	$189,899	100.0%	$182,810	100.0%

As of June 30, 2019, there were no investments from any one issuer with an aggregate book value that exceeded 10% of the Company’s shareholders’ equity.

The distribution of debt securities by stated maturity and tax-equivalent yield at June 30, 2019 are as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$104	5.88%	$3,901	3.47%	$125,958	3.42%	$129,963	3.42%
State & municipal subdivisions	3,814	5.62	2,217	5.13	1,511	4.25	46,263	4.52	53,805	4.62
Agency - GSE	-	-	6,131	2.70	-	-	-	-	6,131	2.70
Total debt securities	$3,814	5.62%	$8,452	3.37%	$5,412	3.69%	$172,221	3.70%	$189,899	3.73%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 21%.  In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Federal Home Loan Bank Stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is repurchased from the Company at par if the amount of borrowings declined to a predetermined level.  In addition, the Company earns a return or dividend based on the amount invested.  The dividends received from the FHLB totaled $85 thousand and $185 thousand for the three and six months ended June 30, 2019 and $38 thousand and $78 thousand for the three and six months ended June 30, 2018, respectively.  The balance in FHLB stock was $4.4 million and $6.3 million as of June 30, 2019 and December 31, 2018, respectively.

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

As of June 30, 2019 and December 31, 2018, loans HFS consisted of residential mortgages with carrying amounts of $1.5 million and $5.7 million, respectively, which approximated their fair values.  During the six months ended June 30, 2019, residential mortgage loans with principal balances of $23.0 million were sold into the secondary market and the Company recognized net gains of $0.4 million, compared to $15.9 million and $0.3 million, respectively, during the six months ended June 30, 2018.  During the six months ended June 30, 2018, the Company also sold one SBA guaranteed loan with a principal balance of $0.4 million and recognized a net gain on the sale of $47 thousand.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships.  At June 30, 2019 and December 31, 2018, the servicing portfolio balance of sold residential mortgage loans was $310.3 million and $304.9 million, respectively.  At June 30, 2019 and December 31, 2018, the servicing portfolio balance of sold SBA loans was $5.2 million and $5.5 million, respectively.

Loans and leases

As of June 30, 2019, the Company had gross loans and leases totaling $735.1 million compared to $729.1 million at December 31, 2018 which represented an increase of $6.0 million, or 1%.  Included in these numbers was an expected draw from a single commercial and industrial client in the amount of $11.0 million that occurred June 26, 2019 which was subsequently repaid shortly after the end of the quarter.  Had this temporary advance not occurred, the balance for the commercial and industrial category would have decreased by $10.5 million, or 8%, and overall gross loans and leases would have decreased by $5.0 million, or 1%,  Net of the aforementioned draw, commercial and consumer loan origination activity did not keep pace with pay-downs and runoff.

Commercial & industrial and commercial real estate

As of June 30, 2019, the commercial loan portfolio, which consisted of C&I and CRE loans, increased $6.9 million, or 2%, compared to December 31, 2018.  This increase included the aforementioned $11.0 million short-term C&I borrowing.

Excluding the short-term borrowing, the commercial portfolio would have decreased by$4.1 million.  That decrease was the result of scheduled amortization and a higher level of unanticipated payoffs which together exceed the pace of new loan originations during the first half of 2019.  Management expects modest single digit commercial growth for the second half of 2019.

Consumer

The consumer loan portfolio experienced a reduction of $3.7 million, or 2%.  The largest decrease was from home equity lines of credit which declined $2.5 million, or 5%.  Demand for home equity lines of credit decreased during the first half of 2019 because of homeowners’ preference for conventional mortgage loan products which had longer terms and lower rates.  During the second half of 2019, management expects increased demand for fixed rate home equity installment loans to offset the decline in home equity lines of credit.

Auto loans also declined $1.0 million as originations did not replace amortization for these loans.  For the second half of 2019, the Company’s strategy is to offer competitive rates on auto loans to drive demand for high credit quality borrowers.

Residential

The residential portfolio grew $2.9 million, or 2%, during the first half of 2019.  Homeowners’ aforementioned preference for residential mortgage products combined with mortgage modification activity accounted for the increase.  Management expects continued growth in residential loans for the second half of 2019.

The composition of the loan portfolio at June 30, 2019 and December 31, 2018 is summarized as follows:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Amount	%	Amount	%

Commercial and industrial	$127,392	17.4%	$126,884	17.4%
Commercial real estate:
Non-owner occupied	98,016	13.3	95,515	13.1
Owner occupied	130,114	17.7	124,092	17.0
Construction	4,641	0.6	6,761	0.9
Consumer:
Home equity installment	33,032	4.5	32,729	4.5
Home equity line of credit	50,050	6.8	52,517	7.2
Auto	104,567	14.2	105,576	14.5
Direct finance leases	17,398	2.4	17,004	2.3
Other	5,380	0.7	6,314	0.9
Residential:
Real estate	149,064	20.3	145,951	20.0
Construction	15,493	2.1	15,749	2.2
Gross loans	735,147	100.0%	729,092	100.0%
Less:
Allowance for loan losses	(9,495)		(9,747)
Unearned lease revenue	(994)		(1,028)
Net loans	$724,658		$718,317

Loans held-for-sale	$1,532		$5,707

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

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	six months ended		twelve months ended		six months ended
(dollars in thousands)	June 30, 2019		December 31, 2018		June 30, 2018

Balance at beginning of period	$9,747		$9,193		$9,193

Charge-offs:
Commercial and industrial	(129)		(196)		(97)
Commercial real estate	(469)		(268)		(130)
Consumer	(176)		(391)		(202)
Residential	(53)		(371)		(115)
Total	(827)		(1,226)		(544)

Recoveries:
Commercial and industrial	14		77		54
Commercial real estate	4		42		33
Consumer	38		211		66
Residential	9		-		-
Total	65		330		153
Net charge-offs	(762)		(896)		(391)
Provision for loan losses	510		1,450		725
Balance at end of period	$9,495		$9,747		$9,527

Allowance for loan losses to total loans	1.29%		1.34%		1.37%
Net charge-offs to average total loans outstanding	0.21%		0.13%		0.12%
Average total loans	$717,278		$687,853		$659,061
Loans 30 - 89 days past due and accruing	$1,781		$5,891		$3,212
Loans 90 days or more past due and accruing	$37		$1		$164
Non-accrual loans	$4,113		$4,298		$2,763
Allowance for loan losses to non-accrual loans	2.31	x	2.27	x	3.45	x
Allowance for loan losses to non-performing loans	2.29	x	2.27	x	3.25	x

The allowance for loan losses was $9.5 million at June 30, 2019, $9.7 million at December 31, 2018, and $9.5 million at June 30, 2018.

For the six months ended June 30, 2019, the allowance levels declined by $0.2 million, or 3%, to $9.5 million compared to $9.7 million at December 31, 2018.  Total loans, which represents gross loans less unearned lease revenue, increased by $6.1 million, or 1%, to $734.2 million from $728.1 million at December 31, 2018.  Loan growth coupled with a decrease in the allowance for loan losses caused the allowance for loan losses to total loans to decline to 1.29% at June 30, 2019 from 1.34% at December 31, 2018. Management believes that the current balance in the allowance for loan losses is sufficient to meet the identified potential credit quality issues that may arise and other issues unidentified but inherent to the portfolio.  Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.

The allowance for loan losses remained essentially unchanged at $9.5 million at June 30, 2019 and June 30, 2018 while total loans increased $38.1 million, or 5%, to $734.2 million at June 30, 2019 from $696.1 million at June 30, 2018.   The Company’s loan growth combined with a slight decrease in the allowance for loan losses resulted in the allowance for loan losses to total loans decreasing to 1.29% at June 30, 2019 from 1.37% at June 30, 2018. The decline in the allowance relative to total loans was considered appropriate by management due to the strength of the Company’s asset quality.

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

During the second quarter of 2019, management decreased the qualitative factor for its home equity installment loans and residential construction loans. The reduction in the home equity installment was due to a decreasing trend in delinquency for the home equity installment portfolio.  Further, 0% delinquency in the residential construction portfolio over the past several quarters with no expectation for future delinquency in this portfolio for the foreseeable future justified the decrease in this qualitative factor.

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

	For the six	% of Total	For the six	% of Total
	months ended	Net	months ended	Net
(dollars in thousands)	June 30, 2019	Charge-offs	June 30, 2018	Charge-offs

Net charge-offs
Commercial and industrial	$(115)	15%	$(43)	11%
Commercial real estate	(465)	61	(97)	25
Consumer	(138)	18	(136)	35
Residential	(44)	6	(115)	29
Total net charge-offs	$(762)	100%	$(391)	100%

For the six months ended June 30, 2019, net charge-offs against the allowance totaled $0.8 million compared with $0.4 million for the six months ended June 30, 2018, representing a $0.4 million increase.  This increase was attributed to a $0.4 million charge-off to a single commercial borrower.  During the third quarter of 2019, the Company expects to complete a resolution of one commercial borrower on non-accrual status which, upon payoff, could lead to a recovery of $0.3 million as well as $0.1 million in lost interest recognized.

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

	June 30, 2019		December 31, 2018		June 30, 2018
		Category		Category		Category
		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$3,980	32%	$3,901	31%	$3,814	30%
Commercial and industrial	1,409	17	1,432	18	1,341	18
Consumer	2,088	29	2,548	29	2,629	29
Residential real estate	2,007	22	1,844	22	1,722	23
Unallocated	11	-	22	-	21	-
Total	$9,495	100%	$9,747	100%	$9,527	100%

The allocation of the allowance for the commercial loan portfolio, which is comprised of commercial real estate and commercial & industrial loans, accounted for approximately 57% of the total allowance for loan losses at June 30, 2019, which represents a two percentage point increase from 55% of the total allowance for loan losses at December 31, 2018 and a three percentage point increase from 54% of the total allowance for loan losses at June 30, 2018.  The increase in the allowance allocated to the commercial loan portfolio both year-to-date and year-over-year was attributed primarily to higher historical loss percentages applied to the commercial portfolio as a result of the rise in commercial net charge-offs that occurred during the first half of 2019.

The allocation of the allowance for the consumer loan portfolio, accounted for approximately 22% of the total allowance for loan losses at June 30, 2019, which represents a four percentage point decrease from 26% of the total allowance for loan losses at December 31, 2018 and a six percentage point decrease from 28% of the total allowance for loan losses at June 30, 2018.  This reduction in the allowance allocated to the consumer loan portfolio both year-to-date and year-over-year was mostly related to the payoff of a consumer installment TDR loan with a large specific impairment that occurred during the first quarter of 2019.

The allocation of the allowance for the residential real estate portfolio, accounted for approximately 21% of the total allowance for loan losses at June 30, 2019, which represents a two percentage point increase from 19% of the total allowance for loan losses at December 31, 2018 and a three percentage point increase from 18% of the total allowance for loan losses at June 30, 2018.  The year-to-date and year-over-year increase in the allowance allocated to residential real estate was attributed to an increase in the qualitative factors for residential real estate during the first quarter of 2019.

The unallocated amount represents the portion of the allowance not specifically identified with a loan or groups of loans.  The unallocated reserve was less than 1% of the total allowance for loan losses at June 30, 2019, unchanged from less than 1% of the total allowance for loan losses at December 31, 2018 and less than 1% of the total allowance for loan losses at June 30, 2018.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, TDRs, other real estate owned (ORE) and repossessed assets.  At June 30, 2019, non-performing assets represented 0.62% of total assets compared with 0.64% at December 31, 2018 and 0.66% at June 30, 2018.  The year-to-date improvement in the non-performing assets to total assets ratio resulted from the net reduction in non-performing assets (3%, or $0.2 million) along with the increase in total assets (2%, or $15.9 million).  The year-over-year improvement in the ratio of non-performing assets to total assets was attributed to total asset growth of $74.4 million, or 8%, outpacing net increase in non-performing assets of $0.1 million, or 2%.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	June 30, 2019	December 31, 2018	June 30, 2018

Loans past due 90 days or more and accruing	$37	$1	$164
Non-accrual loans *	4,113	4,298	2,763
Total non-performing loans	4,150	4,299	2,927
Troubled debt restructurings	1,277	1,830	2,580
Other real estate owned and repossessed assets	726	190	539
Total non-performing assets	$6,153	$6,319	$6,046

Total loans, including loans held-for-sale	$735,685	$733,771	$697,397
Total assets	$997,039	$981,102	$922,601
Non-accrual loans to total loans	0.56%	0.59%	0.40%
Non-performing loans to total loans	0.56%	0.59%	0.42%
Non-performing assets to total assets	0.62%	0.64%	0.66%

* In the table above, the amount includes non-accrual TDRs of $0.7 million as of June 30, 2019, $1.7 million as of December 31, 2018 and $1.1 million as of June 30, 2018.

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

From December 31, 2018 to June 30, 2019, non-performing loans, which consisted of accruing loans that were over 90 days past due as well as all non-accrual loans declined $0.1 million, or 3%, from $4.3 million to $4.2 million. The decline in non-performing loans was the result of a $0.2 million decrease in non-accrual loans from $4.3 million at December 31, 2018 to $4.1 million at June 30, 2019.

From December 31, 2018 to June 30, 2019, the portion of accruing loans that were over 90 days past due increased from three loans totaling $1 thousand to four loans totaling $37 thousand.  The Company seeks payments from all past due customers through an aggressive customer communication process.  A past due loan will be placed on non-accrual at the 90 day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

From December 31, 2018 to June 30, 2019, non-accrual loans decreased by $0.2 million, or 4%, from $4.3 million to $4.1 million.  At December 31, 2018, there were a total of 40 loans to 34 unrelated borrowers with balances that ranged from less than $1 thousand to $0.6 million.  At June 30, 2019, there were a total of 39 loans to 33 unrelated borrowers with balances that ranged from less than $1 thousand to $0.7 million.  The $0.2 million decline in non-accrual loans was attributed to payments received of $1.1 million, charge-offs of $0.6 million, transfers back to accrual of $0.1 million and transfers to ORE of $0.9 million for all non-accrual loans. These decreases were partially offset by the addition of $2.3 million of loans to non-accrual status along with expenses added to balances of $0.2 million.

The composition of non-performing loans as of June 30, 2019 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$127,392	$-	$206	$206	0.16%
Commercial real estate:
Non-owner occupied	98,016	-	386	386	0.39%
Owner occupied	130,114	-	1,900	1,900	1.46%
Construction	4,641	-	-	-	-
Consumer:
Home equity installment	33,032	-	20	20	0.06%
Home equity line of credit	50,050	-	261	261	0.52%
Auto loans	104,567	27	61	88	0.08%
Direct finance leases *	16,404	10	-	10	0.06%
Other	5,380	-	-	-	-
Residential:
Real estate	149,064	-	1,279	1,279	0.86%
Construction	15,493	-	-	-	-
Loans held-for-sale	1,532	-	-	-	-

Total	$735,685	$37	$4,113	$4,150	0.56%

*Net of unearned lease revenue of $1.0 million.

Payments received from non-accrual loans are recognized on a cost recovery method.  Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  If the non-accrual loans that were outstanding as of June 30, 2019 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $140 thousand.

The following tables set forth the activity in TDRs for the periods indicated:

As of and for the six months ended June 30, 2019
	Accruing		Non-accruing
	Commercial	Commercial	Commercial	Residential	Consumer
(dollars in thousands)	& industrial	real estate	real estate	real estate	installment	Total

Troubled Debt Restructures:
Beginning balance	$24	$1,806	$520	$764	$413	$3,527
Additions	-	-	44	-	-	44
Transfers	-	(533)	533	(430)	-	(430)
Pay downs / payoffs	-	(20)	(6)	(316)	(413)	(755)
Charge offs	-	-	(361)	(18)	-	(379)
Ending balance	$24	$1,253	$730	$-	$-	$2,007
Number of loans	1	8	2	-	-	11

As of and for the year ended December 31, 2018
	Accruing		Non-accruing
	Commercial	Commercial	Consumer	Commercial	Residential	Consumer
(dollars in thousands)	& industrial	real estate	HELOC	real estate	real estate	installment	Total

Troubled Debt Restructures:
Beginning balance	$24	$1,847	$395	$542	$636	$-	$3,444
Additions	-	-	-	-	365	414	779
Transfers	-	-	(395)	-		-	(395)
Pay downs / payoffs	-	(41)	-	(22)	-	(1)	(64)
Charge offs	-	-	-	-	(237)	-	(237)
Ending balance	$24	$1,806	$-	$520	$764	413	$3,527
Number of loans	1	10	-	1	2	1	15

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR.  TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.

From December 31, 2018 to June 30, 2019, TDRs decreased by $1.5 million, or 43%, from $3.5 million to $2.0 million.  At December 31, 2018, there were a total of 15 TDRs by 11 unrelated borrowers with balances that ranged from $24 thousand to $0.5 million.   At June 30, 2019, there were a total of 11 TDRs by 8 unrelated borrowers with balances that ranged from $24 thousand to $0.5 million.  The decrease was driven by the payoff of two TDRs by a single borrower totaling $0.7 million in the first quarter of 2019, charge-offs to a single unrelated borrower totaling $0.4 million in the first quarter of 2019, and a $0.4 million transfer to ORE of a residential real estate TDR in the second quarter of 2019.

Loans modified in a TDR may or may not be placed on non-accrual status.  At December 31, 2018, four TDRs totaling $1.7 million were on non-accrual.  At June 30, 2019, two TDRs totaling $0.7 million were on non-accrual.  During the first quarter of 2019, a non-accrual residential real estate TDR and a non-accrual consumer installment TDR, both to the same borrower, were paid off while two commercial real estate TDRs to a single borrower were placed on non-accrual status; one of these TDRs was fully charged off subsequently. During the second quarter of 2019, a residential real estate TDR was moved to ORE.

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

Foreclosed assets held-for-sale

From December 31, 2018 to June 30, 2019, foreclosed assets held-for-sale (ORE) increased from $0.2 million to $0.7 million, a $0.5 million increase.  The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$190	6	$973	11

Additions	868	3	714	8
Pay downs	(18)		(2)
Write downs	(21)		(123)
Sold	(295)	(2)	(1,372)	(13)
Balance at end of period	$724	7	$190	6

As of June 30, 2019, ORE consisted of seven properties from seven unrelated borrowers totaling $724 thousand.  Two of these properties ($610 thousand) were added in 2019; two of these properties ($61 thousand) were added in 2018; two of these properties ($10 thousand) were added in 2017; and one was added in 2014 ($42 thousand). All seven of the properties are currently listed for sale.

As of June 30, 2019, the Company had one other repossessed asset held-for-sale, with a balance of $2 thousand.  There was no other repossessed asset held-for-sale at December 31, 2018.

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

Premises and equipment

Net of depreciation, premises and equipment increased $0.1 million during the first six months of 2019.  The Company recorded $0.7 million in depreciation expense which was offset by $0.8 million in additions to fixed assets.  For 2019, we expect premises and equipment to increase, projected to grow by $1.8 million, net of depreciation, by the end of the year primarily due to the building of a new Mountaintop branch scheduled for completion during the third quarter.

Other assets

During the first six months of 2019, the $0.2 million, or 3%, decrease in other assets was due mostly to a $1.2 million higher net deferred tax liability, $0.2 million less prepaid dealer reserve and $0.1 million less negative escrow receivable partially offset by $0.9 million higher prepaid expenses and $0.5 million in additional construction in process.

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

The following table represents the components of deposits as of the date indicated:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$237,793	28.3%	$224,185	29.1%
Savings and clubs	112,132	13.4	118,971	15.4
Money market	153,255	18.3	116,010	15.1
Certificates of deposit	120,470	14.3	116,286	15.1
Total interest-bearing	623,650	74.3	575,452	74.7
Non-interest bearing	215,973	25.7	194,731	25.3
Total deposits	$839,623	100.0%	$770,183	100.0%

Total deposits increased $69.4 million, or 9%, from $770.2 million at December 31, 2018 to $839.6 million at June 30, 2019.  Competitive pressures increased in 2018 stemming from customers’ demand for higher yields which led the Company to promote money market and CD products.  Money market accounts contributed the most to the deposit growth with an increase of $37.2 million, mostly due to increases in the balances of existing accounts.  Additionally, the Company added new money market accounts and customers shifted money from savings and checking accounts to earn higher rates.  Non-interest bearing checking accounts increased $21.2 million, $12.5 million of which was a temporary business deposit that was withdrawn in July.  The remaining increase was mostly in existing personal and public accounts despite shifts to interest-bearing accounts.  Interest-bearing checking accounts increased $13.6 million, but would have decreased if not for a $14.0 million temporary deposit from the same business customer mentioned above in the discussion of non-interest bearing checking.  The remaining decline was due to public accounts from seasonal activity.  During the first half of the year, public deposits from school districts are typically utilized which causes expected declines in public interest-bearing accounts.  The Company focused on obtaining a full-banking relationship with existing customers as well as forming new customer relationships.  Savings and clubs declined $6.8 million due to customers’ preference for products with higher earnings potential.  Most of the decline in savings accounts was due to shifts to money market accounts.  The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers.  For the remainder of 2019, the Company will focus on deposit growth to fund asset growth and pay down short-term borrowings.  Growth in deposits from new markets is expected from a full year with the Back Mountain branch plus the Mountaintop branch scheduled to open during the third quarter of 2019.  Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset this deposit growth.

Additionally, CDs also increased $4.2 million mostly due to an ongoing 15-month CD promotion and customers’ desire for higher-yielding deposit alternatives.  During 2018 and 2019, deposit customers began to move some money from savings and money market accounts to CDs.  Demand for higher rate money market accounts and CDs may continue to grow thereby increasing funding costs.  The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program and Insured Cash Sweep (ICS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives from other institutions are considered reciprocal deposits by regulatory definitions.  The Company did not have any CDARs as of June 30, 2019 and December 31, 2018.  As of June 30, 2019 and December 31, 2018, ICS reciprocal deposits represented $9.4 million and $4.7 million, or 1%, of total deposits.

The maturity distribution of certificates of deposit at June 30, 2019 is as follows:

		More than	More than	More
	Three months	three months	six months to	than twelve
(dollars in thousands)	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$22,263	$7,006	$26,070	$16,597	$71,936
CDs of less than $100,000	7,981	6,029	16,245	18,279	48,534
Total CDs	$30,244	$13,035	$42,315	$34,876	$120,470

Certificates of deposit of $250,000 or more amounted to $43.2 million and $38.4 million as of June 30, 2019 and December 31, 2018, respectively.

Approximately 36% of the CDs, with a weighted-average interest rate of 1.52%, are scheduled to mature in 2019 and an additional 48%, with a weighted-average interest rate of 2.07%, are scheduled to mature in 2020.  Renewing CDs may re-price to lower or higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  The Company does expect CD growth to continue during 2019, and will develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists.  The Company currently expects the cost of deposit funds to rise due to the current increasing interest rate environment.  As with all promotions, the Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

At the end of 2018, the Company transferred all repurchase agreement accounts to interest-bearing checking accounts.  In addition, short-term borrowings may include overnight balances with FHLB line of credit and/or correspondent bank’s federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations.  Short-term borrowings decreased $47.3 million during the first half of 2019 as deposits grew.

During the first quarter of 2019, the Company paid off $10 million in FHLB advances with an interest rate of 1.34%.  During the second quarter of 2019, the Company paid off $6.7 million in FHLB advances with an interest rate of 1.43%.  As of June 30, 2019, the Company had the ability to borrow an additional $201.4 million from the FHLB.

The following table represents the components of borrowings as of the date indicated:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Amount	%	Amount	%

Overnight borrowings	$29,105	66.0%	$76,366	70.7%
FHLB advances	15,000	34.0	31,704	29.3
Total	$44,105	100.0%	$108,070	100.0%

The original maturity dates of FHLB advances as of June 30, 2019 are as follows:

(dollars in thousands)	Amount	Weighted average rate

Maturity date 1 year or less	$-	-%
After 1 but within 2	-	-
After 2 but within 3	5,000	2.95
After 3 but within 4	5,000	2.99
After 4 years	5,000	3.07
Total	$15,000	3.01%

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At June 30, 2019, the Company maintained a one-year cumulative gap of positive (asset sensitive) $66.7 million, or 7%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at June 30, 2019:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$2,042	$-	$-	$17,148	$19,190
Investment securities (1)(2)	11,507	24,310	41,802	116,676	194,295
Loans and leases(2)	188,361	145,279	227,658	164,892	726,190
Fixed and other assets	-	22,926	-	34,438	57,364
Total assets	$201,910	$192,515	$269,460	$333,154	$997,039
Total cumulative assets	$201,910	$394,425	$663,885	$997,039

Non-interest-bearing transaction deposits (3)	$-	$21,619	$59,349	$135,005	$215,973
Interest-bearing transaction deposits (3)	191,556	-	155,812	155,812	503,180
Certificates of deposit	30,244	55,204	30,774	4,248	120,470
Short-term borrowings	29,105	-	-	-	29,105
FHLB advances	-	-	5,000	10,000	15,000
Other liabilities	-	-	-	11,885	11,885
Total liabilities	$250,905	$76,823	$250,935	$316,950	$895,613
Total cumulative liabilities	$250,905	$327,728	$578,663	$895,613

Interest sensitivity gap	$(48,995)	$115,692	$18,525	$16,204
Cumulative gap	$(48,995)	$66,697	$85,222	$101,426

Cumulative gap to total assets	-4.9%	6.7%	8.5%	10.2%

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at June 30, 2019 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the June 30, 2019 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	0.1%	(6.5)%
Net income	0.8	(15.1)
Economic value at risk:
Economic value of equity	2.3	(41.0)
Economic value of equity as a percent of total assets	0.3	(5.9)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At June 30, 2019, the Company’s risk-based capital ratio was 15.01%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning July 1, 2019, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$33,972	$42	0.1%
+100 basis points	34,088	158	0.5
Flat rate	33,930	-	-
-100 basis points	32,882	(1,048)	(3.1)
-200 basis points	31,711	(2,219)	(6.5)

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee.  As of June 30, 2019, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the six months ended June 30, 2019, the Company generated $1.7 million of cash.  During the period, the Company’s operations provided approximately $12.8 million mostly from $16.2 million of net cash inflow from the components of net interest income; partially offset by net non-interest expense/income related payments of $9.8 million, $0.8 million in estimated tax payments and $7.2 million in proceeds of loans HFS over originations.  Cash inflow from interest-earning assets, deposits, loan payments and the sale of securities were used to purchase investment securities and replace maturing and cash runoff of securities, pay down FHLB advances and overnight borrowings and make net dividend payments.  The Company received a large amount of public deposits over the past two years.  The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities.  Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs.  The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

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

As of June 30, 2019, the Company maintained $19.2 million in cash and cash equivalents and $191.4 million of investments AFS and loans HFS.  Also as of June 30, 2019, the Company had approximately $201.4 million available to borrow from the FHLB, $21.0 million from correspondent banks, $85.1 million from the FRB and $144.8 million from the Promontory One-Way Buy program.  The combined total of $662.9 million represented 66% of total assets at June 30, 2019.  Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the six months ended June 30, 2019, total shareholders' equity increased $7.9 million, or 8%, due principally from the $5.8 million in net income added into retained earnings.  The Company’s capital position was further enhanced by the $3.4 million, after tax improvement in the net unrealized gain position in the Company’s investment portfolio, $0.2 million from investments in the Company’s common stock via the Employee Stock Purchase Plan (ESPP) and $0.5 million from stock-based compensation expense from the ESPP and unvested restricted stock and SSARs.  These items were partially offset by $2.0 million of cash dividends declared on the Company’s common stock and a $0.1 million adjustment to retained earnings resulting from adoption of ASU 2016-02.  The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 34.1% for the six months ended June 30, 2019.  The balance of earnings is retained to further strengthen the Company’s capital position.

As of June 30, 2019, the Company reported a net unrealized gain position of $2.4 million, net of tax, from the debt securities AFS portfolio compared to a net unrealized loss of $1.1 million as of December 31, 2018.  The increase during the first half of 2019 was due to $2.2 million in net unrealized gains on mortgage-backed securities, $1.1 million in net unrealized gains on municipal securities and $0.1 million in net unrealized gains on agency securities.  Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.  Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline.  While volatility has existed in the yield curve within the past twelve months, a rising rate environment is expected and during the period of rising rates, the Company expects pricing in the bond portfolio to decline.  There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.  To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans.  The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants.  During the first quarter of 2019, the Company acquired shares in the open market to fulfill the needs of the DRP.  Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%.  As of June 30, 2019 and December 31, 2018, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company, on a consolidated basis, and the Bank as of June 30, 2019 and December 31, 2018:

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer*		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of June 30, 2019:

Total capital (to risk-weighted assets)
Consolidated	$107,848	15.0%	≥	$57,466	8.0%	≥	$75,424	10.5%		N/A	N/A
Bank	$107,827	15.0%	≥	$57,463	8.0%	≥	$75,421	10.5%	≥	$71,829	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$98,862	13.8%	≥	$32,325	4.5%	≥	$50,283	7.0%		N/A	N/A
Bank	$98,841	13.8%	≥	$32,323	4.5%	≥	$50,280	7.0%	≥	$46,689	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$98,862	13.8%	≥	$43,099	6.0%	≥	$61,058	8.5%		N/A	N/A
Bank	$98,841	13.8%	≥	$43,097	6.0%	≥	$61,055	8.5%	≥	$57,463	8.0%

Tier I capital (to average assets)
Consolidated	$98,862	10.3%	≥	$38,555	4.0%	≥	$38,555	4.0%		N/A	N/A
Bank	$98,841	10.3%	≥	$38,555	4.0%	≥	$38,555	4.0%	≥	$48,194	5.0%

As of December 31, 2018:

Total capital (to risk-weighted assets)
Consolidated	$103,201	14.8%	≥	$55,975	8.0%	≥	$69,094	9.9%		N/A	N/A
Bank	$103,313	14.8%	≥	$55,970	8.0%	≥	$69,088	9.9%	≥	$69,962	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$94,442	13.5%	≥	$31,486	4.5%	≥	$44,605	6.4%		N/A	N/A
Bank	$94,554	13.5%	≥	$31,483	4.5%	≥	$44,601	6.4%	≥	$45,475	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$94,442	13.5%	≥	$41,981	6.0%	≥	$55,100	7.9%		N/A	N/A
Bank	$94,554	13.5%	≥	$41,977	6.0%	≥	$55,095	7.9%	≥	$55,970	8.0%

Tier I capital (to average assets)
Consolidated	$94,442	9.8%	≥	$38,593	4.0%	≥	$38,593	4.0%		N/A	N/A
Bank	$94,554	9.8%	≥	$38,591	4.0%	≥	$38,591	4.0%	≥	$48,238	5.0%

* The minimums under Basel III increase by 0.625% (the capital conservation buffer) annually until 2019.

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2018 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended June 30, 2019.

PART II - Other Information

Item 1.  Legal Proceedings

The nature of the Company’s business generates some litigation involving matters arising in the ordinary course of business.  However, in the opinion of the Company after consultation with legal counsel, no legal proceedings are pending, which, if determined adversely to the Company or the Bank, would have a material adverse effect on the Company’s undivided profits or financial condition or operations.  No legal proceedings are pending other than ordinary routine litigation incidental to the business of the Company and the Bank.  In addition, to management’s knowledge, no governmental authorities have initiated or contemplated any material legal actions against the Company or the Bank.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018;  Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018; Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018; Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2019 and 2018; Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 and the Notes to the Consolidated Financial Statements. **

________________________________________________

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

Fidelity D & D Bancorp, Inc.

Date: August 7, 2019	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: August 7, 2019	/s/Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer