Form 10-Q
period 2019-09-30
FIDELITY D & D BANCORP INC
filed 2019-11-06
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on October 31, 2019, the latest practicable date, was 3,781,500 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q September 30, 2019

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	September 30, 2019	December 31, 2018
Assets:
Cash and due from banks	$17,292	$16,025
Interest-bearing deposits with financial institutions	1,395	1,460
Total cash and cash equivalents	18,687	17,485
Available-for-sale securities	189,246	182,810
Federal Home Loan Bank stock	3,818	6,339
Loans and leases, net (allowance for loan losses of
$9,441 in 2019; $9,747 in 2018)	739,278	718,317
Loans held-for-sale (fair value $1,778 in 2019, $5,789 in 2018)	1,751	5,707
Foreclosed assets held-for-sale	685	190
Bank premises and equipment, net	18,149	18,289
Leased property under finance leases, net	293	333
Right-of-use assets	5,515	-
Cash surrender value of bank owned life insurance	23,094	20,615
Accrued interest receivable	3,436	3,271
Goodwill	209	209
Other assets	7,263	7,537
Total assets	$1,011,424	$981,102
Liabilities:
Deposits:
Interest-bearing	$648,506	$575,452
Non-interest-bearing	203,816	194,731
Total deposits	852,322	770,183
Accrued interest payable and other liabilities	8,604	8,956
Finance lease obligation	299	336
Operating lease liabilities	6,055	-
Short-term borrowings	24,355	76,366
FHLB advances	15,000	31,704
Total liabilities	906,635	887,545
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 3,781,500 in 2019; and 3,759,426 in 2018)	30,633	29,715
Retained earnings	70,721	64,937
Accumulated other comprehensive income (loss)	3,435	(1,095)
Total shareholders' equity	104,789	93,557
Total liabilities and shareholders' equity	$1,011,424	$981,102

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)	Three months ended		Nine months ended
(dollars in thousands except per share data)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest income:
Loans and leases:
Taxable	$8,229	$7,524	$24,065	$21,251
Nontaxable	270	256	785	689
Interest-bearing deposits with financial institutions	12	10	40	94
Restricted regulatory securities	157	44	342	122
Investment securities:
U.S. government agency and corporations	908	799	2,789	2,377
States and political subdivisions (nontaxable)	432	395	1,299	1,162
Other securities	-	-	-	11
Total interest income	10,008	9,028	29,320	25,706
Interest expense:
Deposits	1,683	981	4,489	2,671
Securities sold under repurchase agreements	-	3	-	13
Other short-term borrowings and other	210	260	742	324
FHLB advances	115	73	385	205
Total interest expense	2,008	1,317	5,616	3,213
Net interest income	8,000	7,711	23,704	22,493
Provision for loan losses	320	400	830	1,125
Net interest income after provision for loan losses	7,680	7,311	22,874	21,368
Other income:
Service charges on deposit accounts	586	573	1,688	1,666
Interchange fees	555	506	1,600	1,480
Fees from trust fiduciary activities	342	305	1,012	1,032
Fees from financial services	262	187	727	559
Service charges on loans	317	136	804	443
Fees and other revenue	183	252	675	731
Earnings on bank-owned life insurance	168	150	480	448
Gain (loss) on write-down, sale or disposal of:
Loans	224	168	602	522
Available-for-sale debt securities	(2)	4	(6)	10
Equity securities	-	-	-	44
Premises and equipment	(3)	2	(4)	2
Total other income	2,632	2,283	7,578	6,937
Other expenses:
Salaries and employee benefits	3,699	3,454	10,988	10,241
Premises and equipment	1,007	918	3,117	2,815
Advertising and marketing	233	250	923	872
Professional services	436	355	978	1,237
Data processing and communication	469	377	1,360	1,099
Automated transaction processing	220	202	659	580
Office supplies and postage	114	85	316	293
FDIC assessment	2	70	131	203
PA shares tax	217	196	474	432
Loan collection	28	31	211	82
Other real estate owned	62	63	78	127
Other	156	171	613	561
Total other expenses	6,643	6,172	19,848	18,542
Income before income taxes	3,669	3,422	10,604	9,763
Provision for income taxes	611	559	1,742	1,604
Net income	$3,058	$2,863	$8,862	$8,159
Per share data :
Net income - basic	$0.82	$0.76	$2.35	$2.17
Net income - diluted	$0.80	$0.75	$2.32	$2.15
Dividends	$0.26	$0.24	$0.78	$0.72

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended		Nine months ended
(Unaudited)	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018

Net income	$3,058	$2,863	$8,862	$8,159

Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available-for-sale debt securities	1,366	(1,591)	5,728	(4,960)
Reclassification adjustment for net losses (gains) realized in income	2	(4)	6	(10)
Net unrealized gain (loss)	1,368	(1,595)	5,734	(4,970)
Tax effect	(287)	335	(1,204)	1,044
Unrealized gain (loss), net of tax	1,081	(1,260)	4,530	(3,926)
Other comprehensive income (loss), net of tax	1,081	(1,260)	4,530	(3,926)
Total comprehensive income, net of tax	$4,139	$1,603	$13,392	$4,233

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2019 and 2018
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2017	3,734,478	$28,361	$57,218	$1,804	$87,383
Net income			8,159		8,159
Other comprehensive loss				(3,926)	(3,926)
Effect of adopting ASU 2016-01			421	(421)	-
Issuance of common stock through Employee Stock Purchase Plan	6,783	149			149
Issuance of common stock through Dividend Reinvestment Plan	5,486	311			311
Issuance of common stock from vested restricted share grants through stock compensation plans	9,994
Issuance of common stock through exercise of stock options	750	14			14
Stock-based compensation expense		685			685
Cash dividends declared			(2,723)		(2,723)
Balance, September 30, 2018	3,757,491	$29,520	$63,075	$(2,543)	$90,052

Balance, December 31, 2018	3,759,426	$29,715	$64,937	$(1,095)	$93,557
Net income			8,862		8,862
Other comprehensive income				4,530	4,530
Effect of adopting ASU 2016-02			(107)		(107)
Issuance of common stock through Employee Stock Purchase Plan	4,535	175			175
Issuance of common stock from vested restricted share grants through stock compensation plans	15,574
Issuance of common stock through exercise of SSARs	1,965
Stock-based compensation expense		743			743
Cash dividends declared			(2,971)		(2,971)
Balance, September 30, 2019	3,781,500	$30,633	$70,721	$3,435	$104,789

For the three months ended September 30, 2019 and 2018
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total
Balance, June 30, 2018	3,752,005	$29,016	$61,119	$(1,283)	$88,852
Net income			2,863		2,863
Other comprehensive loss				(1,260)	(1,260)
Issuance of common stock through Dividend Reinvestment Plan	5,486	311			311
Stock-based compensation expense		193			193
Cash dividends declared			(907)		(907)
Balance, September 30, 2018	3,757,491	$29,520	$63,075	$(2,543)	$90,052

Balance, June 30, 2019	3,781,500	$30,419	$68,653	$2,354	$101,426
Net income			3,058		3,058
Other comprehensive income				1,081	1,081
Stock-based compensation expense		214			214
Cash dividends declared			(990)		(990)
Balance, September 30, 2019	3,781,500	$30,633	$70,721	$3,435	$104,789

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Nine months ended September 30,
(dollars in thousands)	2019	2018

Cash flows from operating activities:
Net income	$8,862	$8,159
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	2,407	2,252
Provision for loan losses	830	1,125
Deferred income tax expense	254	779
Stock-based compensation expense	638	590
Excess tax benefit from exercise of stock options/SSARs	23	4
Proceeds from sale of loans held-for-sale	36,688	25,509
Originations of loans held-for-sale	(26,882)	(25,622)
Earnings from bank-owned life insurance	(480)	(448)
Net gain from sales of loans	(602)	(522)
Net loss (gain) from sales of investment securities	6	(54)
Net loss from sale and write-down of foreclosed assets held-for-sale	16	52
Net loss (gain) from write-down and disposal of bank premises and equipment	4	(2)
Operating lease payments	42	-
Change in:
Accrued interest receivable	(165)	(514)
Other assets	(207)	(2,244)
Accrued interest payable and other liabilities	147	1,205
Net cash provided by operating activities	21,581	10,269

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	8,408	13,514
Proceeds from maturities, calls and principal pay-downs	28,010	15,579
Purchases	(37,880)	(48,931)
Decrease (increase) in FHLB stock	2,521	(1,885)
Net increase in loans and leases	(30,004)	(65,624)
Principal portion of lease payments received under direct finance leases	1,681	-
Purchase of life insurance policies	(2,000)	-
Purchases of bank premises and equipment	(2,313)	(1,869)
Proceeds from sale of bank premises and equipment	240	8
Proceeds from sale of foreclosed assets held-for-sale	384	1,125
Net cash used in investing activities	(30,953)	(88,083)

Cash flows from financing activities:
Net increase in deposits	82,139	48,915
Net (decrease) increase in short-term borrowings	(52,011)	21,767
Proceeds from issuance of FHLB advances	-	15,000
Repayment of FHLB advances	(16,704)	(4,500)
Repayment of finance lease obligation	(54)	-
Proceeds from employee stock purchase plan participants	175	149
Exercise of stock options	-	14
Dividends paid	(2,971)	(2,412)
Net cash provided by financing activities	10,574	78,933
Net increase in cash and cash equivalents	1,202	1,119
Cash and cash equivalents, beginning	17,485	15,825

Cash and cash equivalents, ending	$18,687	$16,944

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)	Nine months ended September 30,
(dollars in thousands)	2019	2018
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$5,593	$3,150
Income tax	1,350	300
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized gains on available-for-sale securities	5,734	(4,970)
Transfers from loans to foreclosed assets held-for-sale	894	781
Transfers from loans to loans held-for-sale	5,653	1,541
Right-of-use asset	5,634	-

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

In the opinion of management, the consolidated balance sheets as of September 30, 2019 and December 31, 2018 and the related consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in shareholders’ equity for the three and nine months ended September 30, 2019 and 2018, and consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  Certain reclassifications have been made to the 2018 financial statements to conform to the 2019 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after September 30, 2019 through the date these consolidated financial statements were issued.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at September 30, 2019 is adequate and reasonable to cover incurred losses.  Given the subjective nature of identifying and estimating loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan portfolio to loans HFS.  Under these circumstances, pricing may be obtained from other entities and the residential mortgage loans are transferred at the lower of cost or market value and simultaneously sold.  For other loans transferred to HFS, pricing may be obtained from other entities or modeled and the other loans are transferred at the lower of cost or market value and then sold.  As of September 30, 2019 and December 31, 2018, loans classified as HFS consisted of residential mortgage loans.

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

Goodwill is recorded on the consolidated balance sheets as the excess of liabilities assumed over identifiable assets acquired on the acquisition date.  Goodwill is recorded at its net carrying value which represents estimated fair value.  The goodwill is deductible for tax purposes over a 15-year period.

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

On October 16, 2019, the FASB decided to move forward with finalizing its proposal to defer the effective date for ASU 2016-13 for smaller reporting companies to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods.  Since the Company currently meets the SEC definition of a smaller reporting company,  the delay will be applicable to the Company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU 2016-02 requires the recognition of a right-of-use asset and related lease liability by lessees for leases classified as operating leases under GAAP.  The Company made an election to exclude leases less than 12 months from the provisions of this ASU.  The Company also elected the “package of practical expedients” which allowed us not to reassess, under the new standard, lease classification, lease identification and initial direct costs.  The Company had several lease agreements, such as branch locations, which were considered operating leases, and therefore not recognized on the Company’s consolidated balance sheets.  The Company adopted this standard on January 1, 2019 and made an adjustment to add $4.1 million to the consolidated balance sheet as a right-of-use-asset, $4.6 million as a lease liability and reduced equity by ($0.1 million).  There was not any significant effect on the consolidated statements of income.  See Footnote 11, Leases, for more information regarding the adoption of this standard.

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

As of and for the nine months ended September 30, 2019
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	debt securities
Beginning balance	$(1,095)

Other comprehensive income before reclassifications, net of tax	4,525
Amounts reclassified from accumulated other comprehensive income, net of tax	5
Net current-period other comprehensive income	4,530
Ending balance	$3,435

As of and for the three months ended September 30, 2019
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	debt securities
Beginning balance	$2,354

Other comprehensive income before reclassifications, net of tax	1,079
Amounts reclassified from accumulated other comprehensive income, net of tax	2
Net current-period other comprehensive income	1,081
Ending balance	$3,435

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

As of and for the three months ended September 30, 2018
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	securities
Beginning balance	$(1,283)

Other comprehensive loss before reclassifications, net of tax	(1,257)
Amounts reclassified from accumulated other comprehensive income, net of tax	(3)
Net current-period other comprehensive loss	(1,260)
Ending balance	$(2,543)

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated				Affected line item in the statement
(dollars in thousands)	other comprehensive income				where net income is presented
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2019	2018	2019	2018

Unrealized (losses) gains on AFS debt securities	$(2)	$4	$(6)	$10	Gain (loss) on sale of investment securities
Income tax effect	-	(1)	1	(2)	Provision for income taxes
Total reclassifications for the period	$(2)	$3	$(5)	$8	Net income

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

The amortized cost and fair value of investment securities at September 30, 2019 and December 31, 2018 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
September 30, 2019
Available-for-sale debt securities:
Agency - GSE	$5,937	$238	$-	$6,175
Obligations of states and political subdivisions	51,489	3,037	(7)	54,519
MBS - GSE residential	127,472	1,309	(229)	128,552

Total available-for-sale debt securities	$184,898	$4,584	$(236)	$189,246

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2018
Available-for-sale debt securities:
Agency - GSE	$5,926	$8	$(17)	$5,917
Obligations of states and political subdivisions	51,603	1,259	(287)	52,575
MBS - GSE residential	126,667	266	(2,615)	124,318

Total available-for-sale debt securities	$184,196	$1,533	$(2,919)	$182,810

The amortized cost and fair value of debt securities at September 30, 2019 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Available-for-sale securities:
Debt securities:
Due in one year or less	$999	$1,015
Due after one year through five years	7,341	7,665
Due after five years through ten years	1,004	1,007
Due after ten years	48,082	51,007

MBS - GSE residential	127,472	128,552

Total available-for-sale debt securities	$184,898	$189,246

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

The following table presents the fair value and gross unrealized losses of debt securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of September 30, 2019 and December 31, 2018:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

September 30, 2019
Obligations of states and political subdivisions	$2,506	$(7)	$-	$-	$2,506	$(7)
MBS - GSE residential	5,822	(6)	30,550	(223)	36,372	(229)
Total	$8,328	$(13)	$30,550	$(223)	$38,878	$(236)
Number of securities	7		23		30

December 31, 2018
Agency - GSE	$3,937	$(17)	$-	$-	$3,937	$(17)
Obligations of states and political subdivisions	6,123	(91)	8,447	(196)	14,570	(287)
MBS - GSE residential	25,612	(353)	74,864	(2,262)	100,476	(2,615)
Total	$35,672	$(461)	$83,311	$(2,458)	$118,983	$(2,919)
Number of securities	31		69		100

The Company had 30 debt securities in an unrealized loss position at September 30, 2019, including twenty-eight mortgage-backed securities and  two municipal securities.  The severity of these unrealized losses based on their underlying cost basis was as follows at September 30, 2019: 0.63% for total MBS-GSE; and 0.26% for municipals.  Of these securities, twenty-three mortgage-backed securities had been in an unrealized loss position in excess of 12 months. The changes in the prices on these securities in an unrealized loss position in excess of 12 months are the result of interest rate movement and management believes they are temporary in nature.

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

For all debt securities, as of September 30, 2019, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and nor any conditions were identified by management that, more likely than not, would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5.  Loans and leases

The classifications of loans and leases at September 30, 2019 and December 31, 2018 are summarized as follows:

(dollars in thousands)	September 30, 2019	December 31, 2018

Commercial and industrial	$122,129	$126,884
Commercial real estate:
Non-owner occupied	98,542	95,515
Owner occupied	131,398	124,092
Construction	4,819	6,761
Consumer:
Home equity installment	33,635	32,729
Home equity line of credit	50,016	52,517
Auto loans	108,295	105,576
Direct finance leases	16,284	17,004
Other	5,723	6,314
Residential:
Real estate	162,692	145,951
Construction	16,109	15,749
Total	749,642	729,092
Less:
Allowance for loan losses	(9,441)	(9,747)
Unearned lease revenue	(923)	(1,028)

Loans and leases, net	$739,278	$718,317

Net deferred loan costs of $2.8 million and $2.6 million have been included in the carrying values of loans at September 30, 2019 and December 31, 2018, respectively.

Direct finance leases include the lease receivable and the guaranteed lease residual.  Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease.  Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate unpaid principal balance of mortgages serviced amounted to $301.5 million as of September 30, 2019 and $304.9 million as of December 31, 2018.  Mortgage servicing rights amounted to $1.0 million and $1.1 million as of September 30, 2019 and December 31, 2018, respectively.

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

Non-accrual loans, segregated by class, at September 30, 2019 and December 31, 2018, were as follows:

(dollars in thousands)	September 30, 2019	December 31, 2018

Commercial and industrial	$206	$156
Commercial real estate:
Non-owner occupied	428	472
Owner occupied	1,791	1,634
Consumer:
Home equity installment	44	463
Home equity line of credit	260	34
Auto loans	68	25
Residential:
Real estate	1,061	1,514
Total	$3,858	$4,298

Troubled Debt Restructuring (TDR)

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Company considers all TDRs to be impaired loans.  The Company typically considers the following concessions when modifying a loan, which may include lowering interest rates below the market rate, temporary interest-only payment periods, term extensions at interest rates lower than the current market rate for new debt with similar risk and/or converting revolving credit lines to term loans. The Company typically does not forgive principal when granting a TDR modification.  Of the TDRs outstanding as of September 30, 2019 and 2018, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time.  Other than the TDRs that were placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

There were no loans modified in a TDR for the three months ended September 30, 2019 and 2018.  The following presents by class, information related to loans modified in a TDR:

	Loans modified as TDRs for the nine months ended:
(dollars in thousands)	September 30, 2019			September 30, 2018

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Consumer home equity installment	-	$-	$-	1	$413	$356
Residential real estate	-	-	-	1	316	-
Total	-	$-	$-	2	$729	$356

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

The following presents by class, loans modified as a TDR that subsequently defaulted (i.e. 90 days or more past due following modification) during the periods indicated:

Loans modified as a TDR within the previous twelve months that subsequently defaulted during the nine months ended:
(dollars in thousands)	September 30, 2019		September 30, 2018

	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
Consumer home equity installment	-	$-	1	$413
Residential real estate	-	-	1	316
Total	-	$-	2	$729

The allowance for loan losses (allowance) may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price.  If the loan is collateral dependent, the estimated fair value of the collateral is used to establish the allowance.  As of September 30, 2019 and 2018, respectively, the allowance for impaired loans that have been modified in a TDR was $0.2 million and $0.8 million, respectively.

Past due loans

Loans are considered past due when the contractual principal and/or interest is not received by the due date.  An aging analysis of past due loans, segregated by class, as of the period indicated is as follows (dollars in thousands):

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
September 30, 2019	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$25	$201	$206	$432	$121,697	$122,129		$-
Commercial real estate:
Non-owner occupied	259	348	428	1,035	97,507	98,542		-
Owner occupied	263	92	1,791	2,146	129,252	131,398		-
Construction	-	-	-	-	4,819	4,819		-
Consumer:
Home equity installment	94	6	44	144	33,491	33,635		-
Home equity line of credit	50	144	260	454	49,562	50,016		-
Auto loans	236	59	75	370	107,925	108,295		7
Direct finance leases	106	44	-	150	15,211	15,361	(2)	-
Other	44	2	-	46	5,677	5,723		-
Residential:
Real estate	-	505	1,061	1,566	161,126	162,692		-
Construction	-	-	-	-	16,109	16,109		-
Total	$1,077	$1,401	$3,865	$6,343	$742,376	$748,719		$7

(1) Includes $3.9 million of non-accrual loans.  (2) Net of unearned lease revenue of $0.9 million. (3) Includes net deferred loan costs of $2.8 million.

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2018	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$1,711	$135	$156	$2,002	$124,882	$126,884		$-
Commercial real estate:
Non-owner occupied	388	113	472	973	94,542	95,515		-
Owner occupied	263	513	1,634	2,410	121,682	124,092		-
Construction	-	-	-	-	6,761	6,761		-
Consumer:
Home equity installment	50	182	463	695	32,034	32,729		-
Home equity line of credit	725	175	34	934	51,583	52,517		-
Auto loans	262	86	25	373	105,203	105,576		-
Direct finance leases	116	-	-	116	15,860	15,976	(2)	-
Other	79	10	1	90	6,224	6,314		1
Residential:
Real estate	557	573	1,514	2,644	143,307	145,951		-
Construction	-	-	-	-	15,749	15,749		-
Total	$4,151	$1,787	$4,299	$10,237	$717,827	$728,064		$1

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

At September 30, 2019, impaired loans totaled $4.8 million consisting of $0.9 million in accruing TDRs and $3.9 million in non-accrual loans. At December 31, 2018, impaired loans totaled $6.1 million consisting of $1.8 million in accruing TDRs and $4.3 million in non-accrual loans.  As of September 30, 2019, the non-accrual loans included three TDRs to three unrelated borrowers totaling $0.8 million compared with four TDRs to three unrelated borrowers totaling $1.7 million as of December 31, 2018.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
September 30, 2019
Commercial and industrial	$297	$150	$56	$206	$75
Commercial real estate:
Non-owner occupied	955	712	100	812	145
Owner occupied	3,113	966	1,405	2,371	111
Consumer:
Home equity installment	77	24	20	44	-
Home equity line of credit	318	14	246	260	15
Auto loans	96	28	40	68	13
Residential:
Real estate	1,140	835	226	1,061	92
Total	$5,996	$2,729	$2,093	$4,822	$451

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2018
Commercial and industrial	$251	$156	$24	$180	$41
Commercial real estate:
Non-owner occupied	1,176	715	269	984	36
Owner occupied	3,266	1,473	1,455	2,928	559
Consumer:
Home equity installment	496	414	49	463	356
Home equity line of credit	74	33	1	34	16
Auto loans	31	17	8	25	10
Residential:
Real estate	2,091	29	1,485	1,514	2
Total	$7,385	$2,837	$3,291	$6,128	$1,020

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

	For the three months ended
	September 30, 2019			September 30, 2018
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$218	$-	$-	$158	$1	$-
Commercial real estate:
Non-owner occupied	849	6	-	2,179	26	-
Owner occupied	2,512	11	-	2,455	21	-
Construction	-	-	-	103	-	-
Consumer:
Home equity installment	32	-	-	479	-	-
Home equity line of credit	260	-	-	37	-	-
Auto loans	65	-	-	57	-	-
Residential:
Real estate	1,170	10	-	1,389	-	-
Total	$5,106	$27	$-	$6,857	$48	$-

	For the nine months ended
	September 30, 2019			September 30, 2018
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$198	$1	$-	$202	$2	$-
Commercial real estate:
Non-owner occupied	1,168	21	-	2,236	89	-
Owner occupied	2,589	32	-	2,534	62	-
Construction	9	-	-	140	-	-
Consumer:
Home equity installment	209	1	-	283	5	-
Home equity line of credit	134	-	-	236	8	-
Auto Loans	48	-	-	27	-	-
Other	-	-	-	4	-	-
Residential:
Real estate	1,319	19	-	1,303	31	-
Total	$5,674	$74	$-	$6,965	$197	$-

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

The following table presents loans including $2.8 million and $2.6 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of September 30, 2019 and December 31, 2018, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

	September 30, 2019
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$116,410	$4,117	$1,602	$-	$122,129
Commercial real estate - non-owner occupied	92,936	1,731	3,875	-	98,542
Commercial real estate - owner occupied	122,714	3,040	5,644	-	131,398
Commercial real estate - construction	4,050	769	-	-	4,819
Total commercial	$336,110	$9,657	$11,121	$-	$356,888

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	September 30, 2019
(dollars in thousands)	Performing	Non-performing	Total

Consumer
Home equity installment	$33,591	$44	$33,635
Home equity line of credit	49,756	260	50,016
Auto loans	108,220	75	108,295
Direct finance leases (1)	15,361	-	15,361
Other	5,723	-	5,723
Total consumer	212,651	379	213,030
Residential
Real estate	161,631	1,061	162,692
Construction	16,109	-	16,109
Total residential	177,740	1,061	178,801
Total consumer & residential	$390,391	$1,440	$391,831

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

Information related to the change in the allowance and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the nine months ended September 30, 2019
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,432	$3,901	$2,548		$1,844	$22	$9,747
Charge-offs	(131)	(531)	(255)		(330)	-	(1,247)
Recoveries	17	28	58		8	-	111
Provision	(42)	377	(268)		716	47	830
Ending balance	$1,276	$3,775	$2,083		$2,238	$69	$9,441
Ending balance: individually evaluated for impairment	$75	$256	$28		$92	$-	$451
Ending balance: collectively evaluated for impairment	$1,201	$3,519	$2,055		$2,146	$69	$8,990
Loans Receivables:
Ending balance (2)	$122,129	$234,759	$213,030	(1)	$178,801	$-	$748,719
Ending balance: individually evaluated for impairment	$206	$3,183	$372		$1,061	$-	$4,822
Ending balance: collectively evaluated for impairment	$121,923	$231,576	$212,658		$177,740	$-	$743,897
(1) Net of unearned lease revenue of $0.9 million.  (2) Includes $2.8 million of net deferred loan costs.

As of and for the three months ended September 30, 2019
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,409	$3,980	$2,088	$2,007	$11	$9,495
Charge-offs	(2)	(62)	(79)	(277)	-	(420)
Recoveries	3	24	19	-	-	46
Provision	(134)	(167)	55	508	58	320
Ending balance	$1,276	$3,775	$2,083	$2,238	$69	$9,441

As of and for the year ended December 31, 2018
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,374	$4,060	$2,063		$1,608	$88	$9,193
Charge-offs	(196)	(268)	(391)		(371)	-	(1,226)
Recoveries	77	42	211		-	-	330
Provision	177	67	665		607	(66)	1,450
Ending balance	$1,432	$3,901	$2,548		$1,844	$22	$9,747
Ending balance: individually evaluated for impairment	$41	$595	$382		$2	$-	$1,020
Ending balance: collectively evaluated for impairment	$1,391	$3,306	$2,166		$1,842	$22	$8,727
Loans Receivables:
Ending balance (2)	$126,884	$226,368	$213,112	(1)	$161,700	$-	$728,064
Ending balance: individually evaluated for impairment	$180	$3,912	$522		$1,514	$-	$6,128
Ending balance: collectively evaluated for impairment	$126,704	$222,456	$201,506		$160,186	$-	$710,852

(1) Net of unearned lease revenue of 1.0 million.  (2) Includes $2.6 million of net deferred loan costs.

As of and for the nine months ended September 30, 2018
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,374	$4,060	$2,063	$1,608	$88	$9,193
Charge-offs	(106)	(166)	(275)	(117)	-	(664)
Recoveries	67	36	187	-	-	290
Provision	(1)	100	699	286	41	1,125
Ending balance	$1,334	$4,030	$2,674	$1,777	$129	$9,944

As of and for the three months ended September 30, 2018
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,341	$3,814	$2,629	$1,722	$21	$9,527
Charge-offs	(9)	(36)	(73)	(2)	-	(120)
Recoveries	13	3	121	-	-	137
Provision	(11)	249	(3)	57	108	400
Ending balance	$1,334	$4,030	$2,674	$1,777	$129	$9,944

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

The Company originates direct finance leases through two automobile dealerships.  The carrying amount of the Company’s lease receivables, net of unearned income, was $4.6 million and $4.9 million as of September 30, 2019 and December 31, 2018.  The residual value of the direct finance leases is fully guaranteed by the dealerships.  Residual values amounted to $10.8 million and $11.1 million at September 30, 2019 and December 31, 2018, respectively.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2019	$1,565
2020	5,785
2021	4,929
2022	3,028
2023	921
2024 and thereafter	56
Total future minimum lease payments receivable	16,284
Less: Unearned income	(923)
Undiscounted cash flows to be received	$15,361

6.  Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock options and stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued stock options or SSARs were exercised and converted into common stock.  As of the three and nine months ended September 30, 2019, there were 32,589 and 30,805 potentially dilutive shares related to issued and unexercised stock options and SSARs compared to 32,608 and 28,621 for the same 2018 periods, respectively.  For restricted stock, dilution would occur from the Company’s previously granted but unvested shares.  There were 10,412  and 9,766 potentially dilutive shares related to unvested restricted share grants as of the three and nine months ended September 30, 2019 compared to 15,655 and 12,795 for the same 2018 periods, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$3,058	$2,863	$8,862	$8,159
Weighted-average common shares outstanding	3,781,500	3,753,138	3,778,936	3,750,652
Basic EPS	$0.82	$0.76	$2.35	$2.17

Diluted EPS:
Net income available to common shareholders	$3,058	$2,863	$8,862	$8,159
Weighted-average common shares outstanding	3,781,500	3,753,138	3,778,936	3,750,652
Potentially dilutive common shares	43,001	48,263	40,571	41,416
Weighted-average common and potentially dilutive shares outstanding	3,824,501	3,801,401	3,819,507	3,792,068
Diluted EPS	$0.80	$0.75	$2.32	$2.15

7.  Stock plans

The Company has two stock-based compensation plans (the stock compensation plans) from which it can grant stock-based compensation awards and applies the fair value method of accounting for stock-based compensation provided under current accounting guidance.  The guidelines require the cost of share-based payment transactions (including those with employees and non-

employees) be recognized in the financial statements.  The Company’s stock compensation plans were shareholder-approved and permit the grant of share-based compensation awards to its employees and directors.  The Company believes that the stock-based compensation plans will advance the development, growth and financial condition of the Company by providing incentives through participation in the appreciation in the value of the Company’s common stock.  In return, the Company hopes to secure, retain and motivate the employees and directors who are responsible for the operation and the management of the affairs of the Company by aligning the interest of its employees and directors with the interest of its shareholders.  In the stock compensation plans, employees and directors are eligible to be awarded stock-based compensation grants which can consist of stock options (qualified and non-qualified), stock appreciation rights (SARs) and restricted stock.

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

In each of the 2012 stock incentive plans, the Company has reserved 750,000 shares of its no-par common stock for future issuance.  The Company recognizes share-based compensation expense over the requisite service or vesting period.  During 2015, the Company created a Long-Term Incentive Plan (LTIP) that awarded restricted stock and stock-settled stock appreciation rights (SSARs) to senior officers based on the attainment of performance goals.  The service requirement is the participant’s continued employment throughout the LTIP with a three-year vesting period.  The restricted stock has a two-year post vesting holding period requirement.  The SSAR awards have a ten-year term from the date of each grant.  The Company granted restricted stock and SSARs in February 2016 based on 2015 performance, in February 2017 based on 2016 performance and in February 2018 based on 2017 performance and 2015-2017 3-year cumulative performance.  During the first quarter of 2019, the Company approved a 1 year LTIP and awarded restricted stock and SSARs to senior officers and managers in February 2019 based on 2018 performance.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended September 30, 2019 and 2018 under the 2012 stock incentive plans:

	September 30, 2019			September 30, 2018
			Weighted-			Weighted-
			average			average
	Shares		grant date	Shares		grant date
	granted		fair value	granted		fair value

Director plan	5,600	(2)	$54.69	8,400	(2)	$49.50
Omnibus plan	7,251	(2)	54.69	10,800	(2)	45.83
Omnibus plan	50	(1)	58.08	50	(1)	49.50
Total	12,901		$54.70	19,250		$47.44

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

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2018	12,600	17,360	29,960	$38.99
Granted	5,600	7,301	12,901	54.70
Forfeited	-	(126)	(126)	54.69
Vested	(7,000)	(8,574)	(15,574)	33.81
Non-vested balance at September 30, 2019	11,200	15,961	27,161	$49.48

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

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2018	89,250	$8.36	8.2
Granted	11,073	16.79	10.0
Exercised	(3,059)	3.48
Forfeited	-	-
Outstanding September 30, 2019	97,264	$9.47	7.7

Of the SSARs outstanding at September 30, 2019, 52,112 vested and were exercisable. SSARs vest over a three-year period – 33% per year.

During the first nine months of 2019, there were 3,059 SSARs exercised.  The intrinsic value recorded for these SSARs was $10,631.  The tax deduction realized from the exercise of these SSARs was $108,134 resulting in a tax benefit of $22,708.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income.  The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three and nine months ended September 30, 2019 and 2018 and the unrecognized stock-based compensation expense as of September 30, 2019:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Stock-based compensation expense:
Director stock incentive plan	$60	$61	$179	$174
Omnibus stock incentive plan	154	132	457	368
Employee stock purchase plan	-	-	107	143
Total stock-based compensation expense	$214	$193	$743	$685

In addition, during the three and nine months ended September 30, 2019, the Company reversed accruals of ($36 thousand) and ($106 thousand) in stock-based compensation expense for restricted stock and SSARs awarded under the Omnibus Plan.  During the three and nine months ended September 30, 2018, the Company reversed accruals of ($35 thousand) and ($95 thousand) in stock-based compensation expense.

As of
(dollars in thousands)	September 30, 2019
Unrecognized stock-based compensation expense:
Director plan	$424
Omnibus plan	936
Total unrecognized stock-based compensation expense	$1,360

The unrecognized stock-based compensation expense as of September 30, 2019 will be recognized ratably over the periods ended January 2022 and January 2022 for the Director Plan and the Omnibus Plan, respectively.

During the first quarter of 2018, there were 750 stock options exercised at a price of $18.50 per share.  The intrinsic value of these stock options was $2,585.  The tax deduction realized from the exercise of these options was $22,875 resulting in a tax benefit of $4,804.  As of September 30, 2019, there were no stock options outstanding.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  As of September 30, 2019, 81,019 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

September 30, 2019
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$18,687	$18,687	$18,687	$-	$-
Available-for-sale debt securities	189,246	189,246	-	189,246	-
FHLB stock	3,818	3,818	-	3,818	-
Loans and leases, net	739,278	732,367	-	-	732,367
Loans held-for-sale	1,751	1,778	-	1,778	-
Accrued interest receivable	3,436	3,436	-	3,436	-
Financial liabilities:
Deposits with no stated maturities	733,554	733,554	-	733,554	-
Time deposits	118,768	118,537	-	118,537	-
Short-term borrowings	24,355	24,355	-	24,355	-
FHLB advances	15,000	15,471	-	15,471	-
Accrued interest payable	553	553	-	553	-

December 31, 2018
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$17,485	$17,485	$17,485	$-	$-
Available-for-sale debt securities	182,810	182,810	-	182,810	-
FHLB stock	6,339	6,339	-	6,339	-
Loans and leases, net	718,317	697,729	-	-	697,729
Loans held-for-sale	5,707	5,789	-	5,789	-
Accrued interest receivable	3,271	3,271	-	3,271	-
Financial liabilities:
Deposits with no stated maturities	653,897	653,897	-	653,897	-
Time deposits	116,286	114,876	-	114,876	-
Short-term borrowings	76,366	76,366	-	76,366	-
FHLB advances	31,704	31,698	-	31,698	-
Accrued interest payable	530	530	-	530	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$6,175	$-	$6,175	$-
Obligations of states and political subdivisions	54,519	-	54,519	-
MBS - GSE residential	128,552	-	128,552	-
Total available-for-sale debt securities	$189,246	$-	$189,246	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$5,917	$-	$5,917	$-
Obligations of states and political subdivisions	52,575	-	52,575	-
MBS - GSE residential	124,318	-	124,318	-
Total available-for-sale debt securities	$182,810	$-	$182,810	$-

Debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the periods ending September 30, 2019 and December 31, 2018, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending September 30, 2019 and December 31, 2018, respectively.

The following table illustrates the financial instruments newly measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at September 30, 2019	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,278	$-	$-	$2,278
Other real estate owned	683	-	-	683
Other repossessed assets	2	-	-	2
Total	$2,963	$-	$-	$2,963

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2018	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,817	$-	$-	$1,817
Other real estate owned	184	-	-	184
Total	$2,001	$-	$-	$2,001

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

At September 30, 2019 and December 31, 2018, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -21.98% to -81.71% and from -16.70% to -57.89%, respectively.  The weighted average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -36.44% as of September 30, 2019 and -44.42% as of December 31, 2018, respectively.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  Appraisals form the basis for determining the net realizable value from these properties.  Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At September 30, 2019 and December 31, 2018, the discounts applied to the appraised values of ORE ranged from -2.83% and -89.48% and from -18.47% to -68.96%, respectively.  As of September 30, 2019, and December 31, 2018, the weighted average of discount to the appraisal values of ORE amounted to -29.79% and -45.83%, respectively.

At September 30, 2019, other repossessed assets consisted of one automobile, totaling $2 thousand. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.  There were no other repossessed assets at December 31, 2018.

9.  Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers.  The policies are recorded at their cash surrender values.  Increases in cash surrender values are included in non-interest income in the consolidated statements of income.  In March 2019, the Company purchased an additional $2.0 million of BOLI.  The policies’ cash surrender value totaled $23.1 million and $20.6 million, respectively, as of September 30, 2019 and December 31, 2018 and is reflected as an asset on the consolidated balance sheets.  For the nine months ended September 30, 2019 and 2018, the Company has recorded income of $480 thousand and $448 thousand, respectively.

Officer Life Insurance

In 2017, the Bank entered into separate split dollar life insurance arrangements (Split Dollar Agreements) with eleven officers.  This plan provides each officer a specified death benefit should the officer die while in the Bank’s employ.  The Bank paid the insurance premiums in March 2017 and the arrangements were effective in March 2017.  In March 2019, the Bank entered into a new Split Dollar Agreement with one officer. The Bank owns the policies and all cash values thereunder.  Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary.  As of September 30, 2019, the policies had total death benefits of $23.1 million of which $4.1 million would have been paid to the officer’s beneficiaries and the remaining $19.0 million would have been paid to the Bank.  In addition, four executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met.  As of September 30, 2019, the Company accrued expenses of $96 thousand for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with four officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement.  On March 20,

2019, the Bank entered into a SERP Agreement with one officer, pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2019 until normal retirement age.  As of September 30, 2019, the Company accrued expenses of $1.3 million in connection with the SERP.

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

Contract balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before the payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity already received payment (or payment is due) from the customer.  The Company’s non-interest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized.  The Company typically does not enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of September 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

The Company’s operating leases, where the Company is lessee, include property, land and equipment.  As of September 30, 2019, five of the Company’s branch properties were leased under operating leases.  In April 2018, the Company entered into an agreement to lease a branch in Mountaintop, PA expected to open in October 2019.  In three of the current branch leases and the branch under construction, the Company leases the land from an unrelated third party, and the buildings are the Company’s own capital improvement.  The Company also leases three standalone ATMs under operating leases.  Additionally, the Company has two equipment leases classified as finance leases.

The following is an analysis of the leased property under finance leases:

	Asset Balance at
	September 30,
(dollars in thousands)	2019	2018

Equipment	$392	$-
Less accumulated depreciation and amortization	(99)	-
Leased property under finance leases, net	$293	$-

The following is a schedule of future minimum lease payments under finance leases together with the present value of the net minimum lease payments as of September 30, 2019:

(dollars in thousands)	Amount

2019	$20
2020	81
2021	81
2022	81
2023	54
2024 and thereafter	-

Total minimum lease payments (a)	317

Less amount representing interest (b)	(18)

Present value of net minimum lease payments	$299

(a)	The future minimum lease payments have not been reduced by estimated executory costs (such as taxes and maintenance) since this amount was deemed immaterial by management.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate upon lease inception.

As of September 30, 2019, the Company leased its Green Ridge, Pittston, Peckville, Back Mountain, Mountaintop and Abington branches under the terms of operating leases.  The Abington branch has variable lease payments which are calculated as a percentage of the national prime rate of interest which are expensed as incurred and are not included in the ROU assets and operating lease liabilities.

(dollars in thousands)	September 30, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$56
Interest on lease liabilities	7
Operating lease cost	290
Short-term lease cost	14
Variable lease cost	33
Total lease cost	$400

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$7
Operating cash flows from operating leases (Fixed payments)	$218
Operating cash flows from operating leases (Liability reduction)	$78
Financing cash flows from finance leases	$54
Right-of-use assets obtained in exchange for new finance lease liabilities	$17
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,634
Weighted-average remaining lease term - finance leases	3.92 yrs
Weighted average remaining lease term - operating leases	24.80 yrs
Weighted-average discount rate - finance leases	3.07%
Weighted-average discount rate - operating leases	3.78%

During the first nine months of 2019, $374 thousand of the total lease cost is included in premises and equipment expense and $26 thousand is included in other expenses on the consolidated statements of income.  Operating lease expense is recognized on a straight-line basis over the lease term.  We recognized both the interest expense and amortization expense for finance leases in premises and equipment expense since the interest expense portion was immaterial.

The future minimum lease payments for the Company’s branch network and equipment under operating leases that have lease terms in excess of one year as of September 30, 2019 are as follows:

(dollars in thousands)	Amount

2019	$88
2020	359
2021	363
2022	370
2023	373
2024 and thereafter	8,023

Total future minimum lease payments	9,576

Less amount representing interest	(3,521)

Present value of net future minimum lease payments	$6,055

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

(dollars in thousands)	Amount

2019	$50
2020	194
2021	189
2022	60
2023	48
2024 and thereafter	186

Total lease payments to be received	$727

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

	For the three months ended		For the nine months ended
(dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Lease income - direct finance leases
Interest income on lease receivables	$168	$150	$519	$407

Lease income - operating leases	58	57	177	163
Total lease income	$226	$207	$696	$570

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of September 30, 2019 compared to December 31, 2018 and a comparison of the results of operations for the three and nine months ended September 30, 2019 and 2018.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2018 Annual Report filed on Form 10-K.

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

As a leading Northeastern Pennsylvania community bank, our goals are to enhance shareholder value while continuing to build a full-service community bank.  We focus on growing our core business of retail and business lending and deposit gathering while maintaining strong asset quality and controlling operating expenses.  We continue to implement strategies to diversify earning assets (see “Funds Deployed” section of this management’s discussion and analysis) and to increase low cost core deposits (see “Funds Provided” section of this management’s discussion and analysis).  These strategies include a greater level of commercial lending and the ancillary business products and services supporting our commercial customers’ needs as well as residential lending strategies and an array of consumer products.  We focus on developing a full banking relationship with existing, as well as new business prospects.  In addition, we explore opportunities to selectively expand our franchise footprint, consisting presently of our 12-branch network.  The Company opened a new branch location in Mountain Top, PA in October 2019.  We are expecting over $2.0 million in investment related to the construction of this new branch in 2019.  The Company is committed to selectively expanding branch banking and wealth management locations in Lackawanna and Luzerne Counties as opportunities arrive going forward.

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties.  Although the U.S. economy has shown signs of improvement, the general operating environment and our local market area continue to remain challenging due to the lagging unemployment rate and strong local competition.  The Federal Open Market Committee (FOMC) had been adjusting the short-term federal funds rate up during 2018, but the outlook looks different for the remainder of 2019 and 2020.  The FOMC lowered the federal funds rate 50 basis points during the third quarter of 2019 and expectations are that the Federal Reserve will continue to ease the federal funds rate which will cause short-term rates to decline.  According to the U.S. Bureau of Labor Statistics, the national unemployment rate for September 2019 was 3.5%, down 0.4 percentage points from December 2018.  The unemployment rate in Scranton - Wilkes-Barre Metropolitan Statistical Area (local) decreased during the first nine months of 2019 but continued to lag behind the unemployment rates of the state and nation.  The local unemployment rate at September 30, 2019 was 4.6%, a decrease of 0.1 percentage points from 4.7% at December 31, 2018 and unchanged from September 30, 2018.  However, the local unemployment rate decreased over the nine-month period due to the shrinking labor force rather than an increase in jobs.  Seasonal fluctuations in unemployment are expected.  According to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, the median home values in the region have risen 4.1% over the past year.  In light of these expectations, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

Our efforts and focus continue on building relationships concentrating on loans, deposits, wealth management, business services and retail opportunities with clients and prospects with the goal to exceed expectations by providing a valued service.

In addition to the challenging economic environment in which we compete, the regulation and oversight of our business has changed significantly in recent years.  As described more fully in Part I, Item 1A, “Risk Factors,” and in the “Supervisory and Regulation” section of management’s discussion and analysis of financial condition and results of operations in our 2018 Annual Report filed on Form 10-K, certain aspects of the Dodd-Frank Wall Street Reform Act (Dodd-Frank Act) continue to have a significant impact on us.  In addition, final rules to implement Basel III regulatory capital reform, approved by the federal bank regulatory agencies in 2013, subject many banks including the Company, to capital requirements which became effective for the Company on January 1, 2015 and were fully phased in on January 1, 2019.  The rules also revise the minimum risk-based and leverage capital ratio requirements applicable to the Company and revise the calculation of risk-weighted assets to enhance their risk sensitivity.  We will continue to prepare for the impacts of the continuing implementation of the Dodd-Frank Act and the Basel III capital standards, and related rulemaking will have on our business, financial condition and results of operations.

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies.  The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at September 30, 2019 and 2018.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Interest income (GAAP)	$10,008	$9,028	$29,320	$25,706
Adjustment to FTE	186	182	558	522
Interest income adjusted to FTE (Non-GAAP)	10,194	9,210	29,878	26,228
Interest expense	2,008	1,317	5,616	3,213
Net interest income adjusted to FTE (Non-GAAP)	$8,186	$7,893	$24,262	$23,015

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income.  The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$6,643	$6,172	$19,848	$18,542

Net interest income (GAAP)	8,000	7,711	23,704	22,493
Plus: taxable equivalent adjustment	186	182	558	522
Non-interest income (GAAP)	2,632	2,283	7,578	6,937
Net interest income (FTE) plus non-interest income (non-GAAP)	$10,818	$10,176	$31,840	$29,952
Efficiency ratio (non-GAAP)	61.41%	60.65%	62.34%	61.91%

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

Comparison of the results of operations

Three and nine months ended September 30, 2019 and 2018

Overview

For the third quarter of 2019, the Company generated net income of $3.1 million, or $0.80 per diluted share, compared to $2.9 million, or $0.75 per diluted share, for the third quarter of 2018.  The $0.2 million, or 7%, increase in net income stemmed from $0.3 million more net interest income plus $0.3 million higher non-interest income and a $0.1 million reduction in provision for loan losses which more than offset a $0.5 million rise in non-interest expenses.  In the year-to-date comparison, net income grew $0.7 million, or 9%, to $8.9 million, or $2.32 per diluted share, for the first nine months of 2019 from $8.2 million, or $2.15 per diluted share, for the first nine months of 2018.  As in the quarterly comparison, higher net interest income and non-interest income combined with a lower provision for loan losses were partially offset by higher non-interest expenses.

Return on average assets (ROA) was 1.22% for both the third quarters of 2019 and 2018, respectively, and 1.21% for both the nine months ended September 30, 2019 and 2018, respectively.  During the same time periods, return on average shareholders’ equity (ROE) was 11.77% and 12.65%, respectively, and 11.96% and 12.34%, respectively.  ROA remained unchanged because the net income grew with average assets while ROE declined as net income grew at a slower pace than average equity.

Net interest income and interest sensitive assets / liabilities

For the third quarter of 2019, net interest income increased $0.3 million, or 4%, to $8.0 million from $7.7 million for the third quarter of 2018.  The $1.0 million growth in interest income was produced by the addition of $50.1 million in average interest-earning assets combined with a 20 basis point higher FTE yield earned on those assets.  The loan portfolio contributed $0.7 million to this interest income growth due to $30.7 million more average loans earning a higher yield.  In the investment portfolio, a larger average balance of higher yielding mortgage-backed securities was the biggest driver of interest income growth of $0.1 million from investments.  On the liability side, total interest-bearing liabilities grew $51.4 million, on average, with a 34 basis point increase in rates paid thereon.  Growth of $76.2 million in average interest-bearing deposits with a 36 basis point increase in rates paid on these deposits resulted in $0.7 million more interest expense from deposits for the third quarter of 2019 compared to the 2018 like period.

Net interest income increased $1.2 million, or 5%, from $22.5 million for the nine months ended September 30, 2018 to $23.7 million for the nine months ended September 30, 2019, due to higher interest income which more than offset the additional interest expense.  Total average interest-earning assets increased $62.7 million along with a 25 basis point increase in the FTE yields earned thereon resulting in $3.7 million of growth in FTE interest income.  In the loan portfolio, the Company experienced average balance growth of $49.0 million combined with higher yields in each loan portfolio, which had the effect of producing $2.9 million more interest income.  In the investment portfolio, an increase in the yields on a higher average balance of mortgage-backed securities and a higher average balance of municipal securities produced interest income growth of $0.5 million.  On the liability side, total interest-bearing liabilities grew $56.7 million, on average, with a 42 basis point increase in rates paid on these interest-bearing liabilities.  Growth in average interest-bearing deposits of $48.7 million combined with a 34 basis point increase in the rates paid on deposits contributed $1.8 million in additional interest expense.  In addition, the Company utilized $8.0 million more in average borrowings during the first nine months of 2019 at higher rates which resulted in $0.6 million more interest expense.

The FTE net interest rate spread decreased by 14 and 17 basis points, respectively, for the three and nine months ended September 30, 2019 compared to the same 2018 periods.  Over the same periods, the FTE net interest margin decreased by 7 and 6 basis points, respectively.  The rates paid on interest-bearing liabilities rose faster than the yields earned on interest-earning assets causing the decline in net interest rate spread.  The overall cost of funds, which includes the impact of non-interest bearing deposits, increased 28 and 34 basis points for the three and nine months ended September 30, 2019 compared to the same periods in 2018.  The primary reason for the rise was the increase in rates paid on interest-bearing liabilities compared to the prior year’s periods, respectively.

For the last quarter of 2019, the Company expects to operate in a declining interest rate environment.  A rate environment with falling interest rates positions the Company to reduce its interest income performance from new and maturing earning assets.  Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end, the interest rate margin may experience compression.  The FOMC completed gradually increasing the short-term federal funds rate at the end of 2018, and it effected the rates paid on funding sources.  Currently, the FOMC began easing the federal funds rate during the second half of 2019 which is expected to eventually result in reduced rates paid on interest-bearing liabilities.  On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans, rose 100 basis points in 2018, but was cut 50 basis points in the third quarter of 2019.  The focus for 2019 is to manage net interest income through a declining rate environment by managing interest-bearing deposit costs to maintain a reasonable spread.  Interest income is projected to decline for the remainder of 2019 from floating rate loans and repricing of our assets.  Management expects to actively reduce the cost of funds to partially mitigate spread compression throughout this declining rate cycle.  Continued growth in the loan portfolios complemented with investment security growth is expected to boost interest income, and when coupled with a proactive relationship approach to deposit cost setting strategies should help contain the interest rate margin at acceptable levels.

The Company’s cost of interest-bearing liabilities was 1.17% and 1.12% for the three and nine months ended September 30, 2019, or 34 and 42 basis points higher than the cost for the same 2018 periods.  Quarter-over-quarter, the increase resulted from the growth in the average balance of interest-bearing deposits and the higher rates paid thereon.  In the year-to-date comparison, the increase in average borrowings and average interest-bearing deposits combined with higher rates paid on both led to the higher cost of interest-bearing liabilities.  Interest rates along the treasury yield curve have been volatile with shorter-term rates rising faster than long-term rates producing an inverted yield curve in early 2019.  Competition had been pressuring banks to increase deposit rates.  We expect this trend to begin to reverse as the FOMC reduces the federal funds rate leading to the short-to-intermediate portion of the yield curve to flatten, but the reduction in rates paid on deposits will lag the lower yields earned over the upcoming year.  To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances.  Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

The Company’s Asset Liability Management (ALM) team meets regularly to discuss among other things, interest rate risk and when deemed necessary adjusts interest rates.  ALM is actively addressing the Company's sensitivity to a declining rate environment to ensure interest rate risks are contained within acceptable levels.  ALM also discusses revenue enhancing strategies to help combat the potential for a decline in net interest income. The Company’s marketing department, together with ALM, lenders and deposit gatherers, continue to develop prudent strategies that will grow the loan portfolio and accumulate low-cost deposits to improve net interest income performance.

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated.  Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for September 30, 2019 and 2018, to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments.  This treatment allows a uniform comparison among yields on interest-earning assets.  Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for loan losses.  Home equity lines of credit (HELOC) are included in the residential real estate category since they are secured by real estate.  Net deferred loan cost amortization of $179 thousand and $182 thousand during the third quarters of 2019 and 2018, respectively, and $525 thousand and $485 thousand for the nine months ended September 30, 2019 and 2018, respectively, are included in interest income from loans.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Residual values for direct finance leases are included in the average balances for consumer loans.  Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets.  Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	September 30, 2019			September 30, 2018
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$2,355	$12	2.12%	$2,142	$10	1.77%
Restricted regulatory securities	4,038	157	15.41	4,374	44	4.03
Investments:
Agency - GSE	5,935	40	2.69	5,920	40	2.69
MBS - GSE residential	130,180	868	2.64	116,126	759	2.59
State and municipal (nontaxable)	50,276	546	4.31	44,801	510	4.51
Total investments	186,391	1,454	3.10	166,847	1,309	3.11
Loans and leases:
C&I and CRE (taxable)	318,332	4,163	5.19	303,581	3,755	4.91
C&I and CRE (nontaxable)	34,156	342	3.97	33,196	323	3.86
Consumer	162,681	1,582	3.86	157,029	1,463	3.70
Residential real estate	221,929	2,484	4.44	212,572	2,306	4.30
Total loans and leases	737,098	8,571	4.61	706,378	7,847	4.41
Total interest-earning assets	929,882	10,194	4.35%	879,741	9,210	4.15%
Non-interest earning assets	65,337			50,194
Total assets	$995,219			$929,935

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$239,471	$474	0.79%	$198,166	$287	0.57%
Savings and clubs	108,714	36	0.13	131,637	60	0.18
MMDA	162,518	616	1.50	112,264	265	0.94
Certificates of deposit	120,107	557	1.84	112,585	369	1.30
Total interest-bearing deposits	630,810	1,683	1.06	554,652	981	0.70
Repurchase agreements	-	-	-	9,662	3	0.14
Overnight borrowings	34,096	210	2.44	45,479	260	2.26
FHLB advances	15,000	115	3.05	18,725	73	1.54
Total interest-bearing liabilities	679,906	2,008	1.17%	628,518	1,317	0.83%
Non-interest bearing deposits	198,188			203,530
Non-interest bearing liabilities	14,008			8,077
Total liabilities	892,102			840,125
Shareholders' equity	103,117			89,810
Total liabilities and shareholders' equity	$995,219			$929,935
Net interest income - FTE		$8,186			$7,893

Net interest spread			3.18%			3.32%
Net interest margin			3.49%			3.56%
Cost of funds			0.91%			0.63%

	Nine months ended
(dollars in thousands)	September 30, 2019			September 30, 2018
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$2,437	$40	2.23%	$7,540	$94	1.66%
Restricted regulatory securities	4,366	342	10.48	3,228	122	5.06
Investments:
Agency - GSE	5,931	120	2.70	6,205	110	2.37
MBS - GSE residential	128,216	2,669	2.78	115,219	2,267	2.63
State and municipal (nontaxable)	49,462	1,648	4.46	44,231	1,499	4.53
Other	-	-	-	252	13	6.85
Total investments	183,609	4,437	3.23	165,907	3,889	3.13
Loans and leases:
C&I and CRE (taxable)	315,293	12,225	5.18	294,645	10,679	4.85
C&I and CRE (nontaxable)	33,298	994	3.99	31,464	872	3.71
Consumer	158,712	4,604	3.88	140,941	3,893	3.69
Residential real estate	216,655	7,236	4.47	207,957	6,679	4.29
Total loans and leases	723,958	25,059	4.63	675,007	22,123	4.38
Total interest-earning assets	914,370	29,878	4.37%	851,682	26,228	4.12%
Non-interest earning assets	61,232			50,528
Total assets	$975,602			$902,210

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$228,281	$1,161	0.68%	$206,905	$822	0.53%
Savings and clubs	114,185	109	0.13	134,404	181	0.18
MMDA	148,661	1,669	1.50	110,871	684	0.83
Certificates of deposit	119,509	1,550	1.73	109,736	984	1.20
Total interest-bearing deposits	610,636	4,489	0.98	561,916	2,671	0.64
Repurchase agreements	-	-	-	10,792	13	0.16
Overnight borrowings	37,968	742	2.61	19,443	324	2.22
FHLB advances	19,109	385	2.70	18,876	205	1.45
Total interest-bearing liabilities	667,713	5,616	1.12%	611,027	3,213	0.70%
Non-interest bearing deposits	195,757			195,392
Non-interest bearing liabilities	13,094			7,384
Total liabilities	876,564			813,803
Shareholders' equity	99,038			88,407
Total liabilities and shareholders' equity	$975,602			$902,210
Net interest income - FTE		$24,262			$23,015

Net interest spread			3.25%			3.42%
Net interest margin			3.55%			3.61%
Cost of funds			0.87%			0.53%

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

	Nine months ended September 30,
(dollars in thousands)	2019 compared to 2018			2018 compared to 2017
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$(78)	$24	$(54)	$58	$14	$72
Restricted regulatory securities	55	165	220	(2)	28	26
Investments:
Agency - GSE	(5)	15	10	(166)	85	(81)
MBS - GSE residential	266	136	402	522	49	571
State and municipal	137	-	137	74	7	81
Other	(11)	-	(11)	(3)	(3)	(6)
Total investments	387	151	538	427	138	565
Loans and leases:
Residential real estate	285	272	557	241	449	690
C&I and CRE	811	831	1,642	(27)	514	487
Consumer	506	205	711	871	(153)	718
Total loans and leases	1,602	1,308	2,910	1,085	810	1,895
Total interest income	1,966	1,648	3,614	1,568	990	2,558

Interest expense:
Deposits:
Interest-bearing checking	91	248	339	72	202	274
Savings and clubs	(24)	(47)	(71)	9	50	59
Money market	289	695	984	(34)	140	106
Certificates of deposit	94	472	566	68	193	261
Total deposits	450	1,368	1,818	115	585	700
Repurchase agreements	(13)	-	(13)	1	(3)	(2)
Overnight borrowings	353	65	418	(42)	169	127
FHLB advances	2	178	180	(2)	33	31
Total interest expense	792	1,611	2,403	72	784	856
Net interest income	$1,174	$37	$1,211	$1,496	$206	$1,702

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

For the third quarter of 2019, the provision for loan losses decreased $0.1 million to $0.3 million from $0.4 million for the third quarter of 2018.  For the nine months ended September 30, 2019 and 2018, the Company recorded a provision for loan losses of

$0.8 million and $1.1 million, respectively, a $0.3 million, or 26%, decrease.  This decrease in the provision for loan losses in both periods was due primarily to a deceleration in the Company’s loan growth along with strong asset quality.  The provision for loan losses derives from the reserve required from the allowance for loan losses calculation. The Company continued provisioning for the nine months ended September 30, 2019 in order to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the third quarter of 2019, non-interest income amounted to $2.6 million, an increase of $0.3 million, or 15%, compared to $2.3 million recorded for the same 2018 period.  Service charges on loans, which increased the most, was almost $0.2 million higher than the third quarter of 2018 driven by mortgage loan service charges.  Financial service fees also increased $0.1 million quarter-over-quarter.

Non-interest income totaled $7.5 million for the nine months ended September 30, 2019, an increase of $0.6 million, or 9%, from the $6.9 million recorded for the same 2018 period.  Service charges on loans were up $0.4 million primarily due to service charges on commercial loans and mortgages.  There were also increases in financial service fees of $0.2 million and debit card interchange fees of $0.1 million.  These increases were partially offset by $0.1 million lower gains on the sale of securities.

Operating expenses

For the quarter ended September 30, 2019, total non-interest operating expenses were $6.6 million, an increase of $0.5 million, or 8%, compared to $6.1 million for the same 2018 quarter.  Salary and employee benefits rose $0.2 million, or 7%, to $3.7 million for the third quarter of 2019 from $3.5 million for the third quarter of 2018.  The increase was primarily due to higher salaries from additional employees, including bankers at the 2 new branches, plus merit increases partially offset by lower expenses for bonuses and group insurance.  Premises and equipment expense was $0.1 million higher primarily due to depreciation related to the branch that was opened during December 2018 and higher equipment maintenance and rental expenses.  Data processing and communications expense and professional service expenses also both increased $0.1 million during the third quarter of 2019 compared to the third quarter of 2018.  These increases were partially offset by a $0.1 million FDIC assessment reduction.

For the nine months ended September 30, 2019, non-interest operating expenses increased $1.3 million, or 7%, compared to the nine months ended September 30, 2018, from $18.5 million to $19.8 million.  Salaries and employee benefit expenses contributed the most to the increase growing $0.7 million, or 7%.  The increase stemmed from salary increases, additional 401k contributions and higher post-retirement benefit expenses partially offset by less bonuses and group insurance.  Premises and equipment expenses increased $0.3 million, or 11%, due to higher depreciation and expenses for equipment maintenance.  Data processing and communications expense also increased $0.3 million.  Loan collection expenses and automated transaction processing both also increased $0.1 million.  Partially offsetting these increases was $0.3 million less professional service fees and $0.1 million less FDIC assessment expenses.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, were 1.68% and 1.72% for the nine months ended September 30, 2019 and 2018.  The expense ratio decreased because of higher average assets during the nine months ended September 30, 2019 compared to the same 2018 period.  The efficiency ratio increased from 61.91% at September 30, 2018 to 62.34% at September 30, 2019.  For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Provision for income taxes

The provision for income taxes increased $0.1 million for both the three and nine months ended September 30, 2019 and 2018 due to higher income before taxes.  The Company's effective tax rate was 16.4% at September 30, 2019 compared to 16.4% at September 30, 2018.

Comparison of financial condition at

September 30, 2019 and December 31, 2018

Overview

Consolidated assets increased $30.3 million, or 3%, to $1.0 billion as of September 30, 2019 from $981.1 million at December 31, 2018.  The increase in assets occurred principally in the loan portfolio.  Cash inflow from growth in deposits of $82.1 million was used to pay down borrowings which declined $68.7 million and fund loan growth.

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

As of September 30, 2019, the carrying value of investment securities amounted to $189.2 million, or 19% of total assets, compared to $182.8 million, or 19% of total assets, at December 31, 2018.  As of September 30, 2019, 68% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of September 30, 2019 and December 31, 2018.  The AFS securities were recorded with a net unrealized gain of $4.3 million as of September 30, 2019 and a net unrealized loss of $1.4 million as of December 31, 2018.  Of the net improvement in the unrealized gain position of $5.7 million, $3.4 million was net unrealized gains on mortgage-backed securities, $2.1 million was net unrealized gains on municipal securities and $0.2 million was net unrealized gains on agency securities.  The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve.  Generally, the values of debt securities move in the opposite direction of the changes in interest rates.  As interest rates along the treasury yield curve decline, especially at the intermediate and long end, the values of debt securities tend to rise.  Whether or not the value of the Company’s investment portfolio will continue to maintain above its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio.  When interest rates rise, the market values of the Company’s debt securities portfolio could be subject to market value declines.

As of September 30, 2019, the Company had $142.5 million in public deposits, or 17% of total deposits.  Pennsylvania state law requires the Company to maintain pledged securities on these public deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers.  As of September 30, 2019, the balance of pledged securities required for deposit accounts was $75.5 million, or 40% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third parties are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized.  During the quarter ended September 30, 2019, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During the nine months ended September 30, 2019, the carrying value of total investments increased $6.4 million, or 4%.  The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company.  Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile.  The Company expects to grow the portfolio and increase its relative size with a preference toward mortgage-backed securities.  If intermediate to long-term rates rise, the strategy is expected to provide a good source of cash flow to reinvest into higher yielding interest-sensitive assets.

A comparison of investment securities at September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$128,552	67.9%	$124,318	68.0%
State & municipal subdivisions	54,519	28.8	52,575	28.8
Agency - GSE	6,175	3.3	5,917	3.2
Total	$189,246	100.0%	$182,810	100.0%

As of September 30, 2019, there were no investments from any one issuer with an aggregate book value that exceeded 10% of the Company’s shareholders’ equity.

The distribution of debt securities by stated maturity and tax-equivalent yield at September 30, 2019 are as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$85	5.90%	$6,137	3.44%	$122,330	3.38%	$128,552	3.39%
State & municipal subdivisions	1,015	4.22	1,490	5.82	1,007	3.64	51,007	4.45	54,519	4.47
Agency - GSE	-	-	6,175	2.70	-	-	-	-	6,175	2.70
Total debt securities	$1,015	4.22%	$7,750	3.32%	$7,144	3.47%	$173,337	3.68%	$189,246	3.66%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 21%.  In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Federal Home Loan Bank Stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is repurchased from the Company at par if the amount of borrowings declined to a predetermined level.  In addition, the Company earns a return or dividend based on the amount invested.  The dividends received from the FHLB totaled $82 thousand and $267 thousand for the three and nine months ended September 30, 2019 and $44 thousand and $122 thousand for the three and nine months ended September 30, 2018, respectively.  The balance in FHLB stock was $3.8 million and $6.3 million as of September 30, 2019 and December 31, 2018, respectively.

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

As of September 30, 2019 and December 31, 2018, loans HFS consisted of residential mortgages with carrying amounts of $1.8 million and $5.7 million, respectively, which approximated their fair values.  During the nine months ended September 30, 2019, residential mortgage loans with principal balances of $36.5 million were sold into the secondary market and the Company recognized net gains of $0.6 million, compared to $24.9 million and $0.5 million, respectively, during the nine months ended September 30, 2018.  During the nine months ended September 30, 2018, the Company also sold one SBA guaranteed loan with a principal balance of $0.4 million and recognized a net gain on the sale of $47 thousand.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships.  At September 30, 2019 and December 31, 2018, the servicing portfolio balance of sold residential mortgage loans was $301.5 million and $304.9 million, respectively.  At September 30, 2019 and December 31, 2018, the servicing portfolio balance of sold SBA loans was $5.1 million and $5.5 million, respectively.

Loans and leases

As of September 30, 2019, the Company had gross loans and leases totaling $749.6 million compared to $729.1 million at December 31, 2018 which represented an increase of $20.5 million, or 3%.  The loan growth was primarily driven by residential real estate activity during the third quarter of 2019.

Commercial & industrial and commercial real estate

As of September 30, 2019, the commercial loan portfolio, which consisted of commercial and industrial (C&I) and commercial real estate (CRE) loans, increased $3.6 million, or 1%, compared to December 31, 2018.  This increase was attributed to growth of $7.3 million in owner occupied CRE loans and $3.0 million in non-owner occupied CRE loans, partially offset by reductions of $4.8 million in C&I loans and $1.9 million in commercial construction loans.  CRE loan growth activity can be attributed to new client acquisition and expansion of existing relationships.

Consumer

The consumer loan portfolio experienced a slight reduction, decreasing $0.2 million, or less than 1%, compared to December 31, 2018.  This reduction in the consumer loan portfolio was attributed to a decline of $2.5 million in home equity lines of credit

(HELOC), $0.7 million in direct finance leases and $0.6 million in consumer other loans, partially offset by growth of $2.7 million in auto loans and $0.9 million in home equity installment loans.

Demand for HELOCs decreased during the first three quarters of 2019 because of homeowners’ preference for conventional mortgage loan products, which had longer terms and lower rates.  This trend drove the $2.5 million, or 5%, year-to-date reduction for the Company’s HELOC portfolio, as well as challenged growth in the HEIL portfolio.

During the last quarter of 2019, management expects increased demand for fixed rate home equity installment loans to offset the decline in home equity lines of credit.

Direct finance leases also declined $0.7 million as originations did not replace amortization.  For the last quarter of 2019, the Company’s strategy is to offer competitive terms on direct finance leases to drive demand for high credit quality borrowers.

Residential

The residential loan portfolio grew $17.1 million, or 11%, during the first three quarters of 2019.  This growth was driven by a $16.7 million increase in residential real estate loans and a $0.4 million increase in residential construction loans.  The Company’s mortgage loan modification program which offered refinancing to qualified customers predominantly caused the lift in residential real estate loans.  Homeowners’ aforementioned preference for residential mortgage products supplemented the growth from the mortgage modification program.  Management expects continued growth in residential loans for the last quarter of 2019.

The composition of the loan portfolio at September 30, 2019 and December 31, 2018 is summarized as follows:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Amount	%	Amount	%

Commercial and industrial	$122,129	16.3%	$126,884	17.4%
Commercial real estate:
Non-owner occupied	98,542	13.1	95,515	13.1
Owner occupied	131,398	17.6	124,092	17.0
Construction	4,819	0.6	6,761	0.9
Consumer:
Home equity installment	33,635	4.5	32,729	4.5
Home equity line of credit	50,016	6.7	52,517	7.2
Auto	108,295	14.4	105,576	14.5
Direct finance leases	16,284	2.2	17,004	2.3
Other	5,723	0.8	6,314	0.9
Residential:
Real estate	162,692	21.7	145,951	20.0
Construction	16,109	2.1	15,749	2.2
Gross loans	749,642	100.0%	729,092	100.0%
Less:
Allowance for loan losses	(9,441)		(9,747)
Unearned lease revenue	(923)		(1,028)
Net loans	$739,278		$718,317

Loans held-for-sale	$1,751		$5,707

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

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	nine months ended		twelve months ended		nine months ended
(dollars in thousands)	September 30, 2019		December 31, 2018		September 30, 2018

Balance at beginning of period	$9,747		$9,193		$9,193

Charge-offs:
Commercial and industrial	(131)		(196)		(106)
Commercial real estate	(531)		(268)		(166)
Consumer	(255)		(391)		(275)
Residential	(330)		(371)		(117)
Total	(1,247)		(1,226)		(664)

Recoveries:
Commercial and industrial	17		77		67
Commercial real estate	28		42		36
Consumer	58		211		187
Residential	8		-		-
Total	111		330		290
Net charge-offs	(1,136)		(896)		(374)
Provision for loan losses	830		1,450		1,125
Balance at end of period	$9,441		$9,747		$9,944

Allowance for loan losses to total loans	1.26%		1.34%		1.40%
Net charge-offs to average total loans outstanding	0.21%		0.13%		0.07%
Average total loans	$723,958		$687,853		$675,007
Loans 30 - 89 days past due and accruing	$2,478		$5,938		$4,013
Loans 90 days or more past due and accruing	$7		$1		$14
Non-accrual loans	$3,858		$4,298		$3,777
Allowance for loan losses to non-accrual loans	2.45	x	2.27	x	2.63	x
Allowance for loan losses to non-performing loans	2.44	x	2.27	x	2.62	x

For the nine months ended September 30, 2019, the allowance declined by $0.3 million, or 3%, to $9.4 million from $9.7 million at December 31, 2018.  Total loans, which represent gross loans less unearned lease revenue, increased by $20.6 million, or 3%, to $748.7 million at September 30, 2019 from $728.1 million at December 31, 2018.  The allowance for loan losses decreased as a percentage of total loans to 1.26% at September 30, 2019 from 1.34% at December 31, 2018 due to loan growth and improved asset quality.

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

During the second quarter of 2019, management decreased the qualitative factor for its home equity installment loans and residential construction loans. The reduction was due to a decreasing trend in delinquency for the home equity installment portfolio.  Further, 0% delinquency in the residential construction portfolio over the past several quarters with no expectation for future delinquency in this portfolio for the foreseeable future justified the decrease in this qualitative factor.

During the third quarter of 2019, management decreased the qualitative factor for its C&I loans because of an improving delinquency trend along with a history of low delinquency levels, attributed mainly to high quality municipal loans within the C&I portfolio.

Management also reduced qualitative factors to reflect the positive impact the Federal Reserve’s decision to cut the federal funds rate 0.25% twice during the third quarter of 2019 will have on estimated credit losses for the following portfolios: commercial & industrial, owner occupied commercial real estate, non-owner occupied commercial real estate, commercial construction, residential real estate, HELOC, consumer auto, and consumer other.  Estimated credit losses are anticipated to decline for commercial and residential real estate secured loans as lower interest rates improve real estate valuations due to the inverse relationship between capitalization rates and the market values of real estate.  Lower rates also reduce debt service requirements for variable rate loans in all portfolios, which is particularly impactful for the commercial construction, HELOC, and consumer other portfolios due to the high concentration of variable rate loans within these portfolios.  Portfolios with a high concentration of fixed rate loans, such as residential real estate and consumer auto, are also likely to observe a positive change in estimated credit losses as new customers lock in lower rates than existing customers.

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

	For the nine	% of Total	For the nine	% of Total
	months ended	Net	months ended	Net
(dollars in thousands)	September 30, 2019	Charge-offs	September 30, 2018	Charge-offs

Net charge-offs
Commercial and industrial	$(113)	10%	$(39)	10%
Commercial real estate	(503)	44	(130)	35
Consumer	(198)	18	(88)	24
Residential	(322)	28	(117)	31
Total net charge-offs	$(1,136)	100%	$(374)	100%

For the nine months ended September 30, 2019, net charge-offs against the allowance totaled $1.1 million compared with $0.4 million for the nine months ended September 30, 2018, representing a $0.7 million increase.  This increase was primarily attributed to a $0.4 million charge-off to a single commercial borrower occurring in the first quarter of 2019.  During the third quarter of 2019, the Company also charged-off an aggregate of $0.3 million in collection expenses incurred since 2016 on 14 residential loans sold to Fannie Mae but serviced by the Company.  The Company will pursue recovery of these costs.  During the fourth quarter of 2019, the Company anticipates completing resolution of one commercial borrower on non-accrual status which, upon payoff, could lead to a recovery of $0.3 million as well as $0.1 million in lost interest.

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

	September 30, 2019		December 31, 2018		September 30, 2018
		Category		Category		Category
		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$3,775	32%	$3,901	31%	$4,030	31%
Commercial and industrial	1,276	16	1,432	18	1,334	17
Consumer	2,083	28	2,548	29	2,674	29
Residential real estate	2,238	24	1,844	22	1,777	23
Unallocated	69	-	22	-	129	-
Total	$9,441	100%	$9,747	100%	$9,944	100%

The allocation of the allowance for the commercial loan portfolio, which is comprised of commercial real estate and commercial & industrial loans, accounted for approximately 54% of the total allowance for loan losses at September 30, 2019, which represents a one percentage point decrease from 55% of the total allowance for loan losses at December 31, 2018.

The allocation of the allowance for the consumer loan portfolio, accounted for approximately 22% of the total allowance for loan losses at September 30, 2019, which represents a four percentage point decrease from 26% of the total allowance for loan losses at December 31, 2018.  This reduction in the allowance allocated to the consumer loan portfolio was mostly related to the payoff of a consumer installment troubled debt restructured (TDR) loan with a large specific impairment that occurred during the first quarter of 2019.

The allocation of the allowance for the residential real estate portfolio, accounted for approximately 24% of the total allowance for loan losses at September 30, 2019, which represents a five percentage point increase from 19% of the total allowance for loan losses at December 31, 2018.  The year-to-date increase in the allowance allocated to residential real estate was attributed to an increase in the residential loan portfolio relative to the overall loan portfolio.  The residential portfolio grew by $17.1 million, or 11%, to $178.8 million at September 30, 2019 from $161.7 million at December 31, 2018 compared to year-to-date total loan growth of 3%.

The unallocated amount represents the portion of the allowance not specifically identified with a loan or groups of loans.  The unallocated reserve was less than 1% of the total allowance for loan losses at September 30, 2019, unchanged from less than 1% of the total allowance for loan losses at December 31, 2018.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, TDRs, other real estate owned (ORE) and repossessed assets.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	September 30, 2019	December 31, 2018	September 30, 2018

Loans past due 90 days or more and accruing	$7	$1	$14
Non-accrual loans *	3,858	4,298	3,777
Total non-performing loans	3,865	4,299	3,791
Troubled debt restructurings	964	1,830	1,841
Other real estate owned and repossessed assets	685	190	577
Total non-performing assets	$5,514	$6,319	$6,209

Total loans, including loans held-for-sale	$750,470	$733,771	$715,413
Total assets	$1,011,424	$981,102	$949,854
Non-accrual loans to total loans	0.51%	0.59%	0.53%
Non-performing loans to total loans	0.52%	0.59%	0.53%
Non-performing assets to total assets	0.55%	0.64%	0.65%

* In the table above, the amount includes non-accrual TDRs of $0.8 million as of September 30, 2019, $1.7 million as of December 31, 2018 and $1.9 million as of September 30, 2018.

In the review of loans for both delinquency and collateral sufficiency, management concluded that there were several loans that lacked the ability to repay in accordance with contractual terms.  The decision to place loans on non-accrual status is made on an individual basis after considering factors pertaining to each specific loan.  Generally, commercial loans are placed on non-accrual status when management has determined that payment of all contractual principal and interest is in doubt or the loan is past due 90 days or more as to principal and interest, unless well-secured and in the process of collection.  Consumer loans secured by residential real estate and residential mortgage loans are placed on non-accrual status at 120 days past due as to principal and interest, and unsecured consumer loans are charged-off when the loan is 90 days or more past due as to principal and interest.  Uncollected interest income accrued on all loans placed on non-accrual is reversed and charged to interest income.

Non-performing assets represented 0.55% of total assets at September 30, 2019 compared with 0.65% at December 31, 2018.  The non-performing assets ratio improved due to the net reduction in non-performing assets by $0.8 million (13%) to $5.5 million along with a $30.3 million (3%) increase in total assets to $1.0 billion.  The improvement in non-performing assets resulted primarily from the payoff of two TDRs to a single borrower totaling $0.7 million and $0.3 million in charge-offs for two commercial TDRs to a single borrower.

From December 31, 2018 to September 30, 2019, non-accrual loans decreased by $0.4 million, or 10%, from $4.3 million to $3.9 million.  At December 31, 2018, there were a total of 40 loans to 34 unrelated borrowers with balances that ranged from less than $1 thousand to $0.6 million.  At September 30, 2019, there were a total of 40 loans to 35 unrelated borrowers with balances that ranged from less than $1 thousand to $0.7 million.  The decline in non-accrual loans was attributed to payments received of $1.4 million, charge-offs of $0.7 million, transfers back to accrual of $0.1 million and transfers to ORE of $0.9 million.  These decreases were partially offset by the addition of $2.5 million of loans to non-accrual status along with expenses added to balances of $0.2 million.

From December 31, 2018 to September 30, 2019, accruing loans that were over 90 days past due increased from three loans totaling $1 thousand to one loan totaling $7 thousand.  The Company seeks payments from all past due customers through an aggressive customer communication process.  A past due loan will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

During the fourth quarter of 2019, despite the fact that all interest is and expects to be paid as agreed, a significant commercial relationship has the potential to deteriorate from Special Mention to Substandard.

The composition of non-performing loans as of September 30, 2019 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$122,129	$-	$206	$206	0.17%
Commercial real estate:
Non-owner occupied	98,542	-	428	428	0.43%
Owner occupied	131,398	-	1,791	1,791	1.36%
Construction	4,819	-	-	-	-
Consumer:
Home equity installment	33,635	-	44	44	0.13%
Home equity line of credit	50,016	-	260	260	0.52%
Auto loans	108,295	7	68	75	0.07%
Direct finance leases *	15,361	-	-	-	-
Other	5,723	-	-	-	-
Residential:
Real estate	162,692	-	1,061	1,061	0.65%
Construction	16,109	-	-	-	-
Loans held-for-sale	1,751	-	-	-	-

Total	$750,470	$7	$3,858	$3,865	0.52%

*Net of unearned lease revenue of $0.9 million.

Payments received from non-accrual loans are recognized on a cost recovery method.  Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  If the non-accrual loans that were outstanding as of September 30, 2019 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $172 thousand.

The following tables set forth the activity in TDRs for the periods indicated:

As of and for the nine months ended September 30, 2019
	Accruing		Non-accruing
	Commercial	Commercial	Commercial	Residential	Consumer
(dollars in thousands)	& industrial	real estate	real estate	real estate	installment	Total

Troubled Debt Restructures:
Beginning balance	$24	$1,806	$520	$764	$413	$3,527
Additions	-	-	44	-	-	44
Transfers	-	(645)	645	(430)	-	(430)
Pay downs / payoffs	(24)	(197)	(67)	(316)	(413)	(1,017)
Charge offs	-	-	(361)	(18)	-	(379)
Ending balance	$-	$964	$781	$-	$-	$1,745
Number of loans	-	6	3	-	-	9

As of and for the year ended December 31, 2018
	Accruing		Non-accruing
	Commercial	Commercial	Consumer	Commercial	Residential	Consumer
(dollars in thousands)	& industrial	real estate	HELOC	real estate	real estate	installment	Total

Troubled Debt Restructures:
Beginning balance	$24	$1,847	$395	$542	$636	$-	$3,444
Additions	-	-	-	-	365	414	779
Transfers	-	-	(395)	-		-	(395)
Pay downs / payoffs	-	(41)	-	(22)	-	(1)	(64)
Charge offs	-	-	-	-	(237)	-	(237)
Ending balance	$24	$1,806	$-	$520	$764	413	$3,527
Number of loans	1	10	-	1	2	1	15

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR.  TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.

From December 31, 2018 to September 30, 2019, TDRs decreased by $1.8 million, or 50%, from $3.5 million to $1.7 million.  At December 31, 2018, there were a total of 15 TDRs by 11 unrelated borrowers with balances that ranged from $24 thousand to $0.5 million.  At September 30, 2019, there were a total of 9 TDRs by 8 unrelated borrowers with balances that ranged from $80 thousand to $0.5 million.  The decrease was driven by the payoff of two TDRs by a single borrower totaling $0.7 million, $0.3 million in additional paydowns/payoffs, charge-offs to a single unrelated borrower totaling $0.4 million and a $0.4 million transfer to ORE of a residential real estate TDR in 2019.

Loans modified in a TDR may or may not be placed on non-accrual status.  At December 31, 2018, four TDRs totaling $1.7 million were on non-accrual.  At September 30, 2019, three TDRs totaling $0.8 million were on non-accrual.  During the first quarter of 2019, a non-accrual residential real estate TDR and a non-accrual consumer installment TDR, both to the same borrower, were paid off.  During the second quarter of 2019, a residential real estate TDR was moved to ORE.

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

Foreclosed assets held-for-sale

From December 31, 2018 to September 30, 2019, foreclosed assets held-for-sale (ORE) increased from $0.2 million to $0.7 million, a $0.5 million increase.  The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$190	6	$973	11

Additions	868	3	714	8
Pay downs	(18)		(2)
Write downs	(62)		(123)
Sold	(296)	(2)	(1,372)	(13)
Balance at end of period	$682	7	$190	6

As of September 30, 2019, ORE consisted of seven properties from seven unrelated borrowers totaling $0.7 million.  Two of these properties ($0.6 million) were added in 2019; two of these properties ($61 thousand) were added in 2018; two of these properties ($10 thousand) were added in 2017; and one was added in 2014 ($42 thousand).  All seven of the properties are currently listed for sale.

As of September 30, 2019, the Company had one other repossessed asset held-for-sale, with a balance of $2 thousand.  There was no other repossessed asset held-for-sale at December 31, 2018.

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

Premises and equipment

Net of depreciation, premises and equipment decreased $0.1 million during the first nine months of 2019.  The Company recorded $1.1 million in depreciation expense which was partially offset by $1.0 million in additions to fixed assets.  For the last quarter of 2019, we expect premises and equipment to increase due to the opening of the new Mountaintop branch in October 2019.

Other assets

During the first nine months of 2019, the $0.3 million, or 4%, decrease in other assets was due mostly to a $1.4 million larger net deferred tax liability, $0.2 million less prepaid dealer reserve, $0.2 million reduction from the sale of a building held for sale, $0.2 million decrease in non-accrual borrowing receivables, $0.4 million less negative escrow receivable and $0.1 million less mortgage servicing rights partially offset by $1.4 million in additional construction in process and $0.8 million higher prepaid expenses.

Funds Provided:

Deposits

The Company is a community based commercial depository financial institution, member FDIC, which offers a variety of deposit products with varying ranges of interest rates and terms.  Generally, deposits are obtained from consumers, businesses and public entities within the communities that surround the Company’s 12 branch offices and all deposits are insured by the FDIC up to the full extent permitted by law.  Deposit products consist of transaction accounts including: savings; clubs; interest-bearing checking; money market and non-interest bearing checking (DDA).  The Company also offers short- and long-term time deposits or certificates of deposit (CDs).  CDs are deposits with stated maturities which can range from seven days to ten years.  Cash flow from deposits is influenced by economic conditions, changes in the interest rate environment, pricing and competition.  To determine interest rates on its deposit products, the Company considers local competition, spreads to earning-asset yields, liquidity position and rates charged for alternative sources of funding such as short-term borrowings and FHLB advances.

The following table represents the components of deposits as of the date indicated:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$251,119	29.5%	$224,185	29.1%
Savings and clubs	105,578	12.4	118,971	15.4
Money market	173,041	20.3	116,010	15.1
Certificates of deposit	118,768	13.9	116,286	15.1
Total interest-bearing	648,506	76.1	575,452	74.7
Non-interest bearing	203,816	23.9	194,731	25.3
Total deposits	$852,322	100.0%	$770,183	100.0%

Total deposits increased $82.1 million, or 11%, from $770.2 million at December 31, 2018 to $852.3 million at September 30, 2019.  Money market accounts contributed the most to the deposit growth with an increase of $57.0 million, mostly due to increases in the balances of existing accounts.  Additionally, the Company added new money market accounts and customers also shifted money from savings and checking accounts to earn higher rates.  Interest-bearing checking accounts increased $26.9 million due to an increase in balances from existing business and public customers.  Non-interest bearing checking accounts increased $9.1 million primarily from existing business accounts despite shifts to interest-bearing accounts.  The Company focused on obtaining a full-banking relationship with existing customers as well as forming new customer relationships.  Savings and club accounts declined  $13.4 million due to customers’ preference for products with higher earnings potential.  Most of the decline in savings accounts was due to shifts to money market accounts.  The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers.  For the remainder of 2019, the Company will focus on deposit growth to fund asset growth and pay down short-term borrowings.  Growth in deposits from new markets is expected from a full year with the

Back Mountain branch plus the Mountaintop branch opening during the fourth quarter of 2019.  Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset this deposit growth.

Additionally, CDs also increased $2.5 million mostly due to an ongoing 15-month CD promotion and customers’ desire for higher-yielding deposit alternatives.  During 2019, deposit customers moved some money from savings and interest-bearing checking accounts to CDs.  Demand for higher rate money market accounts and CDs may continue to grow thereby increasing funding costs.  The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program and Insured Cash Sweep (ICS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives from other institutions are considered reciprocal deposits by regulatory definitions.  The Company did not have any CDARs as of September 30, 2019 and December 31, 2018.  As of September 30, 2019 and December 31, 2018, ICS reciprocal deposits represented $29.9 million and $4.7 million, or 4% and 1%, of total deposits which are included in interest-bearing checking accounts in the table above.  The increase in ICS deposits is primarily due to an account opened by a public customer during the third quarter of 2019 that had a balance of $13.4 million at September 30, 2019.

The maturity distribution of certificates of deposit at September 30, 2019 is as follows:

		More than	More than	More
	Three months	three months	six months to	than twelve
(dollars in thousands)	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$7,125	$15,940	$31,694	$16,847	$71,606
CDs of less than $100,000	6,272	9,005	13,373	18,512	47,162
Total CDs	$13,397	$24,945	$45,067	$35,359	$118,768

Certificates of deposit of $250,000 or more amounted to $44.4 million and $38.4 million as of September 30, 2019 and December 31, 2018, respectively.

Approximately 11% of the CDs, with a weighted-average interest rate of 1.59%, are scheduled to mature during the remainder of 2019 and an additional 67%, with a weighted-average interest rate of 2.06%, are scheduled to mature during 2020.  Renewing CDs may re-price to lower or higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  The Company does expect CD growth to continue during 2019, and will develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists.  The Company currently expects the cost of deposit funds to slowly decline due to the current decreasing interest rate environment.  As with all promotions, the Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under customer repurchase agreements in the local market, advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

At the end of 2018, the Company transferred all repurchase agreement accounts to interest-bearing checking accounts.  In addition, short-term borrowings may include overnight balances with FHLB line of credit and/or correspondent bank’s federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations.  Short-term borrowings decreased $52.0 million during the first nine months of 2019 as deposits grew.

During the first quarter of 2019, the Company paid off $10 million in FHLB advances with an interest rate of 1.34%.  During the second quarter of 2019, the Company paid off $6.7 million in FHLB advances with an interest rate of 1.43%.  As of September 30, 2019, the Company had the ability to borrow an additional $204.7 million from the FHLB.

The following table represents the components of borrowings as of the date indicated:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Amount	%	Amount	%

Overnight borrowings	$24,355	61.9%	$76,366	70.7%
FHLB advances	15,000	38.1	31,704	29.3
Total	$39,355	100.0%	$108,070	100.0%

The original maturity dates of FHLB advances as of September 30, 2019 are as follows:

(dollars in thousands)	Amount	Weighted average rate

Maturity date 1 year or less	$-	-%
After 1 but within 2	5,000	2.95
After 2 but within 3	5,000	2.99
After 3 but within 4	5,000	3.07
After 4 years	-	-
Total	$15,000	3.01%

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At September 30, 2019, the Company maintained a one-year cumulative gap of positive (asset sensitive) $45.0 million, or 4%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at September 30, 2019:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$1,395	$-	$-	$17,292	$18,687
Investment securities (1)(2)	8,511	27,010	42,495	115,048	193,064
Loans and leases(2)	190,506	145,070	229,740	175,713	741,029
Fixed and other assets	-	23,094	-	35,550	58,644
Total assets	$200,412	$195,174	$272,235	$343,603	$1,011,424
Total cumulative assets	$200,412	$395,586	$667,821	$1,011,424

Non-interest-bearing transaction deposits (3)	$-	$20,402	$56,008	$127,406	$203,816
Interest-bearing transaction deposits (3)	222,442	-	153,648	153,648	529,738
Certificates of deposit	13,397	70,022	30,851	4,498	118,768
Short-term borrowings	24,355	-	-	-	24,355
FHLB advances	-	-	10,000	5,000	15,000
Other liabilities	-	-	-	14,958	14,958
Total liabilities	$260,194	$90,424	$250,507	$305,510	$906,635
Total cumulative liabilities	$260,194	$350,618	$601,125	$906,635

Interest sensitivity gap	$(59,782)	$104,750	$21,728	$38,093
Cumulative gap	$(59,782)	$44,968	$66,696	$104,789

Cumulative gap to total assets	-5.9%	4.4%	6.6%	10.4%

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at September 30, 2019 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the September 30, 2019 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	4.9%	(5.2)%
Net income	12.3	(12.7)
Economic value at risk:
Economic value of equity	7.7	(42.8)
Economic value of equity as a percent of total assets	1.1	(5.2)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At September 30, 2019, the Company’s risk-based capital ratio was 15.56%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning October 1, 2019, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$34,314	$1,597	4.9%
+100 basis points	33,643	926	2.8
Flat rate	32,717	-	-
-100 basis points	31,496	(1,221)	(3.7)
-200 basis points	31,022	(1,695)	(5.2)

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee.  As of September 30, 2019, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the nine months ended September 30, 2019, the Company generated $1.2 million of cash.  During the period, the Company’s operations provided approximately $21.5 million mostly from $24.3 million of net cash inflow from the components of net interest income and $9.8 million in proceeds of loans HFS over originations; partially offset by net non-interest expense/income related payments of $11.2 million and  $1.4 million in estimated tax payments.  Cash inflow from interest-earning assets, deposits, loan payments and the sale of securities were used to purchase investment securities and replace maturing and cash runoff of securities, fund the loan portfolio, pay down FHLB advances and overnight borrowings, purchase bank-owned life insurance, invest in bank premises and equipment and make net dividend payments.  The Company received a large amount of public deposits over the past three years.  The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities.  During 2019, the Company made an effort to open new public accounts as ICS accounts and transfer some existing public accounts to ICS accounts in order to provide the customer with FDIC insurance and to free up the Company’s unencumbered securities to improve liquidity.    Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs.  The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

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

As of September 30, 2019, the Company maintained $18.7 million in cash and cash equivalents and $191.0 million of investments AFS and loans HFS.  Also as of September 30, 2019, the Company had approximately $204.7 million available to borrow from the FHLB, $21.0 million from correspondent banks, $96.0 million from the FRB and $150.0 million from the Promontory One-Way Buy program.  The combined total of $681.4 million represented 67% of total assets at September 30, 2019.  Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the nine months ended September 30, 2019, total shareholders' equity increased $11.2 million, or 12%, due principally from the $8.9 million in net income added into retained earnings.  The Company’s capital position was further enhanced by the $4.5 million, after tax improvement in the net unrealized gain position in the Company’s investment portfolio, $0.2 million from investments in the Company’s common stock via the Employee Stock Purchase Plan (ESPP) and $0.7 million from stock-based compensation expense from the ESPP and unvested restricted stock and SSARs.  These items were partially offset by $3.0 million of cash dividends declared on the Company’s common stock and a $0.1 million adjustment to retained earnings resulting from adoption of ASU 2016-02.  The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 33.5% for the nine months ended September 30, 2019.  The balance of earnings is retained to further strengthen the Company’s capital position.

As of September 30, 2019, the Company reported a net unrealized gain position of $3.4 million, net of tax, from the debt securities AFS portfolio compared to a net unrealized loss of $1.1 million as of December 31, 2018.  The increase during the first nine months of 2019 was due to $2.7 million in net unrealized gains on mortgage-backed securities, $1.6 million in net unrealized gains on municipal securities and $0.2 million in net unrealized gains on agency securities.  Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.  Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline.  While volatility has existed in the yield curve within the past twelve months, a declining rate environment is expected and during the period of falling rates, the Company expects pricing in the bond portfolio to improve.  There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.  To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans.  The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants.  During the first nine months of 2019, the Company acquired shares in the open market to fulfill the needs of the DRP.  Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%.  As of September 30, 2019 and December 31, 2018, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company, on a consolidated basis, and the Bank as of September 30, 2019 and December 31, 2018:

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer*		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of September 30, 2019:

Total capital (to risk-weighted assets)
Consolidated	$109,990	15.6%	≥	$56,554	8.0%	≥	$74,227	10.5%		N/A	N/A
Bank	$109,939	15.6%	≥	$56,548	8.0%	≥	$74,219	10.5%	≥	$70,685	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$101,145	14.3%	≥	$31,812	4.5%	≥	$49,485	7.0%		N/A	N/A
Bank	$101,095	14.3%	≥	$31,808	4.5%	≥	$49,479	7.0%	≥	$45,945	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$101,145	14.3%	≥	$42,415	6.0%	≥	$60,088	8.5%		N/A	N/A
Bank	$101,095	14.3%	≥	$42,411	6.0%	≥	$60,082	8.5%	≥	$56,548	8.0%

Tier I capital (to average assets)
Consolidated	$101,145	10.2%	≥	$39,650	4.0%	≥	$39,650	4.0%		N/A	N/A
Bank	$101,095	10.2%	≥	$39,650	4.0%	≥	$39,650	4.0%	≥	$49,563	5.0%

As of December 31, 2018:

Total capital (to risk-weighted assets)
Consolidated	$103,201	14.8%	≥	$55,975	8.0%	≥	$69,094	9.9%		N/A	N/A
Bank	$103,313	14.8%	≥	$55,970	8.0%	≥	$69,088	9.9%	≥	$69,962	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$94,442	13.5%	≥	$31,486	4.5%	≥	$44,605	6.4%		N/A	N/A
Bank	$94,554	13.5%	≥	$31,483	4.5%	≥	$44,601	6.4%	≥	$45,475	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$94,442	13.5%	≥	$41,981	6.0%	≥	$55,100	7.9%		N/A	N/A
Bank	$94,554	13.5%	≥	$41,977	6.0%	≥	$55,095	7.9%	≥	$55,970	8.0%

Tier I capital (to average assets)
Consolidated	$94,442	9.8%	≥	$38,593	4.0%	≥	$38,593	4.0%		N/A	N/A
Bank	$94,554	9.8%	≥	$38,591	4.0%	≥	$38,591	4.0%	≥	$48,238	5.0%

* The minimums under Basel III increased by 0.625% (the capital conservation buffer) annually until 2019.

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2018 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended September 30, 2019.

PART II - Other Information

Item 1.  Legal Proceedings

The nature of the Company’s business generates some litigation involving matters arising in the ordinary course of business.  However, in the opinion of the Company after consultation with legal counsel, no legal proceedings are pending, which, if determined adversely to the Company or the Bank, would have a material adverse effect on the Company’s undivided profits or financial condition, operations or the results of such operations.  No legal proceedings are pending other than ordinary routine litigation incidental to the business of the Company and the Bank.  In addition, to management’s knowledge, no governmental authorities have initiated or contemplated any material legal or regulatory actions against the Company or the Bank.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018;  Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018; Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2019 and 2018; Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 and the Notes to the Consolidated Financial Statements. **

________________________________________________

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

Fidelity D & D Bancorp, Inc.

Date: November 6, 2019	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: November 6, 2019	/s/Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer