Form 10-K
period 2019-12-31
FIDELITY D & D BANCORP INC
filed 2020-03-13
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

COMMISSION FILE NUMBER 001-38229

FIDELITY D & D BANCORP, INC.

COMMONWEALTH OF PENNSYLVANIA  I.R.S. EMPLOYER IDENTIFICATION NO: 23-3017653

BLAKELY AND DRINKER STREETS

DUNMORE, PENNSYLVANIA  18512

TELEPHONE NUMBER (570) 342-8281

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value	FDBC	The Nasdaq Stock Market, LLC

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant was $189.3 million as of June 30, 2019, based on the closing price of $67.20.  The number of shares of common stock outstanding as of February 29, 2020, was 3,797,646.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be used in connection with the 2020 Annual Meeting of Shareholders are incorporated herein by reference in partial response to Part III.

Fidelity D & D Bancorp, Inc.
2019 Annual Report on Form 10-K

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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

▪	the effects of economic conditions on current customers, including the effect of the economy on loan customers’ ability to repay loans;
▪	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
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

The Bank has offered a full range of traditional banking services since it commenced operations in 1903.  The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services.  A full list of services provided by the Bank is detailed in the section entitled “Products and Services” contained within the 2019 Annual Report to Shareholders, incorporated by reference.  The service area is comprised of the Borough of Dunmore and the surrounding communities within Lackawanna and Luzerne counties in Northeastern Pennsylvania.  In 2019, the Company had 6.78% of the Scranton-Wilkes-Barre metropolitan statistical area’s total deposit market share ranking 7th in total deposits.  The Company had 189 full-time equivalent employees on December 31, 2019, which includes exempt officers, exempt, non-exempt and part-time employees.

In December 2019, the Company announced an agreement and plan of reorganization to acquire MNB Corporation (“MNB”) in a transaction valued on December 6, 2019 at $78.5 million.    Under the terms of the agreement, MNB shareholders will receive as consideration 1.039 shares of Fidelity common stock for each share of MNB common stock that they own as of the closing date. MNB is the holding company of Merchants Bank of Bangor (“Merchants Bank”) which operates 9 retail community banking offices in Eastern Pennsylvania.  Subject to the terms and conditions of the agreement, MNB will merge with and into the Company and Merchants Bank will merger with and into the Bank.  The merger which is subject to shareholder approval of the Company, MNB shareholder approval, regulatory approvals and other customary closing conditions, is currently expected to close in the second quarter of 2020.

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

The banking industry is affected by general economic conditions including the effects of inflation, recession, unemployment, real estate values, trends in national and global economies and other factors beyond the Company’s control.  The Company’s success is dependent, to a significant degree, on economic conditions in Northeastern Pennsylvania, especially within Lackawanna and Luzerne counties which the Company defines as its primary market area.  An economic recession or a delayed economic recovery over a prolonged period of time in the Company’s market could cause an increase in the level of the Company’s non-performing assets and loan losses, and thereby cause operating losses, impairment of liquidity and erosion of capital.  There are no concentrations of loans or customers that, if lost, would have a material adverse effect on the continued business of the Company.  There is no material concentration within a single industry or a group of related industries that is vulnerable to the risk of a near-term severe impact.

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

During 2019, the national economy continued to improve with the unemployment rate dropping to 3.5% compared to 3.9% at the end of 2018.  However, the unemployment rate in the Company’s local statistical market, Scranton-Wilkes-Barre, rose to 5.6% from 4.7% at the end of 2018.  The local economy has been volatile in recent years and generally lags the national market trends.  The Company’s credit function strives to mitigate the negative impact of economic conditions by maintaining strict underwriting principles for commercial and consumer lending and ensuring that home mortgage  underwriting adheres to the standards of secondary market makers.  In addition, the Company strives to accelerate the property foreclosure process thereby lessening the negative financial impact of foreclosed property ownership.  Refer to Item 1A, “Risk Factors” for material risks and uncertainties that management believes affect the Company.

Federal and state banking laws contain numerous provisions that affect various aspects of the business and operations of the Company and the Bank.  The Company is subject to, among others, the regulations of the Securities and Exchange Commission (the SEC) and the Federal Reserve Board (the FRB) and the Bank is subject to, among others, the regulations of the Pennsylvania Department of Banking and Securities, the Federal Deposit Insurance Corporation (the FDIC) and the rules promulgated by the Consumer Financial Protection Bureau (the CFPB) but continues to be examined and supervised by federal banking regulators for consumer compliance purposes.  Refer to Part II, Item 7 “Supervision and Regulation” for descriptions of and references to applicable statutes and regulations which are not intended to be complete descriptions of these provisions or their effects on the Company or the Bank.  They are summaries only and are qualified in their entirety by reference to such statutes and regulations.  Applicable regulations relate to, among other things:

• operations	• consolidation	• disclosure
• securities	• reserves	• community reinvestment
• risk management	• dividends	• mergers
• consumer compliance	• branches	• capital adequacy

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

The Company maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Further, if charge-offs in future periods exceed the allowance for possible loan losses, the Company will need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and capital and may have a material adverse effect on the Company’s financial condition and results of operations.

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

Until recently, the new CECL standard was expected to become effective for the Company on January 1, 2020, and for interim periods within that year. In November 2019, FASB agreed to delay implementation of the new CECL standard for certain companies, including those companies that qualify as a smaller reporting company under SEC rules, until January 1, 2023. The Company currently expects to continue to qualify as a smaller reporting company, based upon the current SEC definition, and as a result will likely be able to defer implementation of the new CECL standard for a period of time. Nevertheless, the Company continues to evaluate the impact the CECL model will have on the accounting for credit losses, but the Company expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its business, financial condition, and results of operations. Accordingly, it is possible the new standard may require an increase in the allowance for credit losses for the estimated life of the financial asset, including an allowance for debt securities. The amount of the change in the allowance for credit losses, if any, resulting from the new guidance will be impacted by the portfolio composition and asset quality at the adoption date, as well as economic conditions and forecasts at the time of adoption. Moreover, the CECL model may create more volatility in the level of the allowance for loan losses. If Fidelity is required to materially increase the level of its allowance for loan losses for any reason, such increase could adversely affect its business, financial condition and results of operations.

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

Severe weather, natural disasters, acts of war or terrorism, pandemics and other external events could significantly impact the Company’s business.

Severe weather, natural disasters, acts of war or terrorism, pandemics and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Severe weather or natural disasters, acts of war or terrorism, pandemics or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

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

Risks related to the merger of MNB Corporation (MNB) into Fidelity

The combined company will incur significant transaction and merger-related costs in connection with the merger.

Fidelity expects to incur costs associated with combining the operations of the two companies. Fidelity is formulating detailed integration plans to deliver planned synergies. Additional unanticipated costs may be incurred in the integration of the businesses of Fidelity and MNB. Whether or not the merger is consummated, Fidelity will incur substantial expenses, such as legal, accounting, printing, contract termination fees, and financial advisory fees, in pursuing the merger. Although Fidelity expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, the net benefit may not be achieved in the near term, or at all.

Some of the conditions to closing of the merger may result in delay or prevent completion of the merger, which may adversely affect the value of Fidelity’s and MNB’s securities.

Completion of the merger is conditioned upon the receipt of certain governmental consents and approvals, including consents and approvals required by the Federal Reserve Board, the FDIC, and the Pennsylvania Department of Banking and Securities. Failure to obtain these consents would prevent consummation of the merger. Even if the approvals are obtained, the effort involved may delay consummation of the merger. Governmental authorities may also impose conditions in connection with the merger that may adversely affect the combined company’s operations after the merger. However, Fidelity is not required to take any action or agree to any condition or restriction in connection with obtaining any approvals that would reasonably be expected to have a material adverse effect on Fidelity or the combined company.

The merger may distract Fidelity’s management team from its other responsibilities.

The merger could cause the management of Fidelity to focus their time and energies on matters related to the merger that otherwise would be directed to its business and operations. Any such distraction on the part of management, if significant, could affect management’s ability to service existing business and develop new business and adversely affect the combined company’s business and earnings following the merger.

If the merger is not completed, Fidelity and MNB will have incurred substantial expenses without realizing the expected benefits.

Fidelity will incur substantial expenses in connection with the merger. The completion of the merger depends on the satisfaction of specified conditions and the receipt of regulatory approvals. Fidelity cannot guarantee that these conditions will be met. If the merger is not completed, these expenses could have a material adverse impact on the financial condition of Fidelity because it would not have realized the expected benefits from the merger.

In addition, if the merger is not completed, Fidelity may experience negative reactions from the financial markets and from their respective customers and employees. Fidelity also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against Fidelity to perform its obligations under the reorganization agreement. If the merger is not completed, Fidelity cannot assure its shareholders that the risks described above will not materialize and will not materially affect the business, financial results, and stock price of Fidelity.

Litigation against Fidelity or MNB, or the members of the Fidelity or MNB board of directors, could prevent or delay the completion of the merger.

While Fidelity and MNB believe that any claims that may be asserted by purported shareholder plaintiffs related to the merger would be without merit, the results of any such potential legal proceedings are difficult to predict and such legal proceedings could delay or prevent the merger from being completed in a timely manner. If litigation were to be commenced related to the merger, such litigation could affect the likelihood of obtaining the required approvals from Fidelity shareholders and MNB shareholders. Moreover, any litigation could be time consuming and expensive, and could divert the attention of the management of Fidelity and MNB away from their regular business. Any lawsuit adversely resolved against Fidelity, MNB, or members of the Fidelity or MNB board of directors could have a material adverse effect on each party’s business, financial condition, and results of operations.

Post-merger integration and operations may fail to achieve expected results.

The success of the transaction depends heavily on a smooth post-merger integration and operations of the combined The Fidelity Deposit and Discount Bank. Benefits of the transaction to shareholders may not be realized if the post-merger integration and operations are not well executed or well received by each bank’s historical customers.

Fidelity may fail to realize the cost savings it expects to achieve from the merger.

The success of the merger will depend, in part, on Fidelity’s ability to realize the estimated cost savings from combining the businesses of Fidelity and MNB. While Fidelity believes that the cost savings estimates are achievable, it is possible that the potential cost savings could be more difficult to achieve than Fidelity anticipates. Fidelity’s cost savings estimates also depend on its ability to combine the businesses of Fidelity and MNB in a manner that permits those cost savings to be realized. If Fidelity’s estimates are incorrect or it is unable to combine the two companies successfully, the anticipated cost savings may not be realized fully or at all or may take longer to realize than expected.

Combining Fidelity and MNB may be more difficult, costly, or time-consuming than expected.

Fidelity and MNB have operated, and, until the completion of the merger, will continue to operate, independently. Following the completion of the merger, the combination process could result in the loss of key employees, the disruption of Fidelity’s ongoing business, and inconsistencies in standards, controls, procedures and policies that adversely affect Fidelity’s ability to maintain relationships with clients and employees or achieve the anticipated benefits of the merger. As with any merger of financial institutions, there also may be disruptions that cause Fidelity to lose customers or cause customers to withdraw their deposits from Fidelity, or other unintended consequences that could have a material adverse effect on Fidelity’s results of operations or financial condition.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

As of December 31, 2019, the Company operated 12 full-service banking offices, of which six were owned and six were leased.  None of the lessors of the properties leased by the Company are affiliated with the Company and all of the properties are located in the Commonwealth of Pennsylvania.  The Company is headquartered at its owner-occupied main branch located on the corner of Blakely and Drinker Streets in Dunmore, PA.  We believe each of our facilities is suitable and adequate to meet our current operational needs.

The following table provides information with respect to the principal properties from which the Bank conducts business:

Location	Owned / leased*	Type of use	Full service	Drive-thru	ATM
Drinker & Blakely Streets, Dunmore, PA	Owned	Main Branch (1) (2)	x	x	x

111 Green Ridge St., Scranton, PA	Leased	Green Ridge Branch (2)	x	x	x

1311 Morgan Hwy., Clarks Summit, PA	Leased	Abington Branch	x	x	x

1232 Keystone Industrial Park Rd., Dunmore, PA	Owned	Keystone Industrial Park Branch	x	x	x

338 North Washington Ave., Scranton, PA	Owned	Financial Center Branch (3)	x		x

4010 Birney Ave., Moosic, PA	Owned	Moosic Branch	x	x	x

225 Kennedy Blvd., Pittston, PA	Leased	Pittston Branch	x	x	x

1598 Main St., Peckville, PA	Leased	Peckville Branch	x	x	x

247 Wyoming Ave., Kingston, PA	Owned	Kingston Branch	x	x	x

400 S. Main St., Scranton, PA	Owned	West Scranton Branch (2)	x	x	x

2363 Memorial Hwy., Dallas, PA	Leased	Back Mountain Branch	x	x

1 South Mountain Blvd., Mountain Top, PA	Leased	Mountain Top Branch	x	x	x

*All of the owned properties are free of encumbrances.  At the Green Ridge branch office, Back Mountain branch office, Mountain Top branch office and Pittston branch office, the Company leases the land from an unrelated third party, however the buildings are the Company’s own capital improvement.

(1)	Executive and administrative, commercial lending, trust and asset management services are located at the Main Branch.
(2)	This office has two automated teller machines (ATMs).
(3)	Executive, mortgage and consumer lending, finance, operations and a full-service call center are located in this building.

The Company also operates a wealth management office in Minersville, PA under a short-term lease agreement.

As of December 31, 2019, the Bank maintained four free standing 24-hour ATMs located at the following locations:

•	The Shoppes at Montage, 1035 Shoppes Blvd., Moosic, PA;
•	Mountain Plaza Shopping Mall, 307 Moosic St., Scranton, PA;
•	Antonio’s Pizza, 45 Luzerne St., West Pittston, PA;
•	Back Mountain, 32 Dallas Shopping Ctr., Dallas, PA.

Foreclosed assets held-for-sale includes other real estate owned (ORE).  The Company had seven ORE properties as of December 31, 2019, which stemmed from seven unrelated borrowers.  Upon possession, foreclosed properties are recorded on the Company’s balance sheet at the lower of cost or fair value.  For a further discussion of ORE properties, see “Foreclosed assets held-for-sale”, located in the comparison of financial condition section of managements’ discussion and analysis.

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

The Company had approximately 1,295 shareholders at December 31, 2019 and 1,314 shareholders as of February 29, 2020.  The number of shareholders is the actual number of individual shareholders of record.  Each security depository is considered a single shareholder for purposes of determining the approximate number of shareholders.

Performance graph

The following graph and table compare the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the NASDAQ Composite and  SNL U.S. Bank NASDAQ index (the SNL NASDAQ index) for the period of five fiscal years commencing January 1, 2015, and ending December 31, 2019.  As of December 31, 2019, the SNL NASDAQ index consisted of 270 banks.  A listing of the banks that comprise the SNL NASDAQ index can be found on the Company’s website at www.bankatfidelity.com and then on the bottom of the page clicking on, Investor Relations, Fidelity D & D Bancorp Stock, Stock Information, List of all companies in The SNL U.S. Bank NASDAQ index link at bottom of page. The graph illustrates the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2014, in each of: the Company’s common stock, the NASDAQ Composite and the SNL NASDAQ index.  All cumulative total returns are computed assuming the reinvestment of dividends into the applicable securities.  The shareholder return shown on the graph and table below is not necessarily indicative of future performance:

Total Return Performance
Index Value
350
300
250
200
150
100
50
Fidelity D & D Bancorp, Inc.
NASDAQ Composite Index
SNL U.S. Bank NASDAQ Index
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Fidelity D & D Bancorp, Inc.	100.00	108.09	117.40	207.23	327.98	323.47
NASDAQ Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
SNL U.S. Bank NASDAQ Index	100.00	107.95	149.68	157.58	132.82	166.75

ITEM 6:    SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data.  This financial data is derived in part from, and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report:

(dollars in thousands except per share data)

Balance sheet data:	2019	2018	2017	2016	2015
Total assets	$1,009,927	$981,102	$863,637	$792,944	$729,358
Total investment securities	185,117	182,810	157,385	130,037	125,232
Net loans and leases	743,663	718,317	638,172	595,541	551,969
Loans held-for-sale	1,643	5,707	2,181	2,854	1,421
Total deposits	835,737	770,183	730,146	703,459	620,675
Short-term borrowings	37,839	76,366	18,502	4,223	28,204
FHLB advances	15,000	31,704	21,204	-	-
Total shareholders' equity	106,835	93,557	87,383	80,631	76,351

Operating data for the year ended:
Total interest income	$39,269	$35,330	$31,064	$27,495	$26,014
Total interest expense	7,554	4,873	3,223	2,358	2,529
Net interest income	31,715	30,457	27,841	25,137	23,485
Provision for loan losses	1,085	1,450	1,450	1,025	1,075
Net interest income after provision for loan losses	30,630	29,007	26,391	24,112	22,410
Other income	10,193	9,200	8,367	8,005	7,533
Other operating expense	26,921	25,072	24,836	21,655	21,022
Income before income taxes	13,902	13,135	9,922	10,462	8,921
Provision for income taxes	2,326	2,129	1,206	2,769	1,818
Net income	$11,576	$11,006	$8,716	$7,693	$7,103

Per share data:
Net income per share, basic	$3.06	$2.93	$2.35	$2.09	$1.94
Net income per share, diluted	$3.03	$2.90	$2.33	$2.09	$1.94
Dividends declared	$4,037	$3,708	$3,285	$3,061	$2,844
Dividends per share	$1.06	$0.98	$0.88	$0.83	$0.77
Book value per share	$28.25	$24.89	$23.40	$21.91	$20.83
Weighted-average shares outstanding	3,779,582	3,752,704	3,711,490	3,679,507	3,658,687
Shares outstanding	3,781,500	3,759,426	3,734,478	3,680,707	3,665,107

Ratios:
Return on average assets	1.18%	1.20%	1.03%	1.02%	1.00%
Return on average equity	11.49%	12.36%	10.34%	9.64%	9.55%
Net interest margin (1) (2)	3.52%	3.59%	3.66%	3.68%	3.68%
Efficiency ratio (1)	63.11%	62.10%	66.25%	63.20%	65.49%
Expense ratio	1.70%	1.73%	1.95%	1.81%	1.89%
Allowance for loan losses to loans	1.29%	1.34%	1.42%	1.55%	1.70%
Dividend payout ratio	34.88%	33.69%	37.69%	39.79%	40.04%
Equity to assets	10.58%	9.54%	10.12%	10.17%	10.47%
Equity to deposits	12.78%	12.15%	11.97%	11.46%	12.30%

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at December 31, 2019 is adequate and reasonable.  Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The following discussion and analysis presents the significant changes in the financial condition and in the results of operations of the Company as of December 31, 2019 and 2018 and for each of the years then ended.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report.

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies.  The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at December 31, 2019 and 2018 compared to 34% at December 31, 2017, 2016 and 2015.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

(dollars in thousands)	2019	2018	2017	2016	2015

Interest income (GAAP)	$39,269	$35,330	$31,064	$27,495	$26,014
Adjustment to FTE	750	718	1,281	1,124	1,084
Interest income adjusted to FTE (Non-GAAP)	40,019	36,048	32,345	28,619	27,098
Interest expense	7,554	4,873	3,223	2,358	2,529
Net interest income adjusted to FTE (Non-GAAP)	$32,465	$31,175	$29,122	$26,261	$24,569

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income.  The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

(dollars in thousands)	2019	2018	2017	2016	2015

Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$26,921	$25,072	$24,836	$21,655	$21,022

Net interest income (GAAP)	31,715	30,457	27,841	25,137	23,485
Plus: taxable equivalent adjustment	750	718	1,281	1,124	1,084
Non-interest income (GAAP)	10,193	9,200	8,367	8,005	7,533
Net interest income (FTE) plus non-interest income (non-GAAP)	$42,658	$40,375	$37,489	$34,266	$32,102
Efficiency ratio (non-GAAP)	63.11%	62.10%	66.25%	63.20%	65.49%

The following table provides a reconciliation of the Company’s earnings results under GAAP to comparative non-GAAP results excluding merger-related expenses:

	2019				2018
(dollars in thousands except per share data)	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share

Results of operations (GAAP)	$13,902	$2,326	$11,576	$3.03	$13,135	$2,129	$11,006	$2.90
Add: Merger-related expenses	440	29	411		-	-	-
Adjusted earnings (non-GAAP)	$14,342	$2,355	$11,987	$3.14	$13,135	$2,129	$11,006	$2.90

Comparison of Financial Condition as of December 31, 2019

and 2018 and Results of Operations for each of the Years then Ended

Executive Summary

Nationally, the unemployment rate declined from 3.9% at December 31, 2018 to 3.5% at December 31, 2019.  However, the unemployment rate in the Scranton-Wilkes-Barre Metropolitan Statistical Area (local) remained at a higher level than the national unemployment rate and increased year-over-year.  According to the U.S. Bureau of Labor Statistics, the local unemployment rate at December 31, 2019 was 5.6%, an increase of 0.9 percentage points from 4.7% at December 31, 2018.  During 2019, the labor force increased while the number of jobs decreased which caused the unemployment rate to grow.  The median home values in the region increased 4.6% from a year ago, according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, and values are expected to grow 2.7% during 2020.  In light of these expectations, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

During 2019, the Company’s assets grew by 3% from deposit growth and retained net earnings, which were used to fund growth in the loan portfolio.  In 2020, we expect to continue to grow most facets of loans with funding provided primarily by deposit growth.  We expect to grow the investment portfolio weighted heavier in mortgage-backed securities with net growth in municipal securities as well.  The cash flow from these securities will provide liquidity to reinvest.  Short-term borrowings are expected to decrease while FHLB advances remain flat.

Non-performing assets represented 0.50% of total assets as of December 31, 2019, down from 0.64% at the prior year end.  Non-performing assets to total assets was lower during 2019 mostly due to non-performing assets declining while total assets grew.  For 2020, management expects to maintain non-performing assets to total assets at historically low levels despite a volatile economic environment.

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

We generated $11.6 million in net income in 2019, up $0.6 million, or 5%, from $11.0 million in 2018.  In 2019, our larger and well diversified balance sheet contributed to the success of our earnings performance.  Excluding the $0.4 million in merger-related acquisition expenses incurred in conjunction with the acquisition of MNB Corporation and Merchants Bank of Bangor as well as the corresponding tax impact at the marginal tax rate, adjusted net income (non-GAAP) for the year ended December 31, 2019, would have been $12.0 million, or $3.14 diluted earnings per share, respectively, which represents an increase of 9% compared to the year ended December 31, 2018.  The 2020 focus is to manage net interest income through a declining rate cycle by managing interest expense to maintain a reasonable spread.  Federal Open Market Committee (FOMC) officials began increasing interest rates at the end of 2015 in an attempt to return to a “normal” stance.  After over three years of operating in a rising rate cycle, the FOMC dropped rates in July, September and October 2019 and again in March 2020 in an attempt to prevent a weakening in the economy.  The pressure on deposit costs in the rising rate environment is still being felt as deposit pricing has lagged the recent rate cuts.  From a financial condition and performance perspective, our mission for 2020 will be to continue to strengthen our capital position from strategic growth oriented objectives, implement creative marketing and revenue enhancing strategies, grow and cultivate more of our wealth management and business services and to manage credit risk at tolerable levels thereby maintaining overall asset quality.

In addition in December 2019, the Company announced an agreement to acquire MNB Corporation (“MNB”).  The Company expects to complete a merger with MNB during the second quarter of 2020.  The proposed merger would expand the Company’s full-service footprint into Northampton County, PA and the Lehigh Valley.  Non-recurring costs to facilitate the anticipated merger and integrate systems in 2020 are currently estimated to be $2.4 million.  The Company remains committed to selectively expanding branch banking and wealth management locations in Northeastern and Eastern Pennsylvania as opportunities arrive going forward.

For the near-term, we expect to continue to operate in a declining interest rate environment.  The Company’s balance sheet is positioned to improve its net interest income performance, but reducing cost of funds may not keep pace with lowering yields that may compress net interest spread and margin.  The Company also expects net interest margin to slightly decline for 2020.  Expectations are for short-term rates to decline throughout 2020, which could cause deposit rate pricing to decrease.  The Company will continue to manage the upward pressure on deposit rates from local competition through continued discipline in product pricing.

Financial Condition

Consolidated assets increased $28.8 million, or 3%, to $1,009.9 million as of December 31, 2019 from $981.1 million at December 31, 2018.  The increase in assets occurred predominantly in the loan portfolio. The asset growth was funded by utilizing growth in deposits of $65.5 million and $7.4 million in retained earnings, net of dividends declared.

The following table is a comparison of condensed balance sheet data as of December 31:

(dollars in thousands)
Assets:	2019	%	2018	%	2017	%
Cash and cash equivalents	$15,663	1.6%	$17,485	1.8%	$15,825	1.9%
Investment securities	185,117	18.3	182,810	18.6	157,385	18.2
Federal Home Loan Bank stock	4,383	0.4	6,339	0.6	2,832	0.3
Loans and leases, net	745,306	73.8	724,024	73.8	640,353	74.1
Bank premises and equipment	21,557	2.1	18,920	1.9	16,898	2.0
Life insurance cash surrender value	23,261	2.3	20,615	2.1	20,017	2.3
Other assets	14,640	1.5	10,909	1.2	10,327	1.2
Total assets	$1,009,927	100.0%	$981,102	100.0%	$863,637	100.0%

Liabilities:
Total deposits	$835,737	82.8%	$770,183	78.5%	$730,146	84.6%
Short-term borrowings	37,839	3.7	76,366	7.8	18,502	2.1
FHLB advances	15,000	1.5	31,704	3.2	21,204	2.5
Other liabilities	14,516	1.4	9,292	1.0	6,402	0.7
Total liabilities	903,092	89.4	887,545	90.5	776,254	89.9
Shareholders' equity	106,835	10.6	93,557	9.5	87,383	10.1
Total liabilities and shareholders' equity	$1,009,927	100.0%	$981,102	100.0%	$863,637	100.0%

A comparison of net changes in selected balance sheet categories as of December 31, are as follows:

			Earning				Short-term		FHLB
(dollars in thousands)	Assets	%	assets*	%	Deposits	%	borrowings	%	advances	%

2019	$28,825	3	$21,878	2	$65,554	9	$(38,527)	(50)	$(16,704)	(53)
2018	117,465	14	112,078	14	40,037	5	57,864	313	10,500	50
2017	70,693	9	61,985	8	26,687	4	14,279	338	21,204	100
2016	63,586	9	64,736	10	82,784	13	(23,981)	(85)	-	-
2015	52,873	8	52,451	8	33,731	6	24,235	611	(10,000)	(100)

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

The following table represents the components of total deposits as of December 31:

	2019		2018
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$242,171	29.0%	$224,185	29.1%
Savings and clubs	104,854	12.5	118,971	15.4
Money market	180,478	21.6	116,010	15.1
Certificates of deposit	116,211	13.9	116,286	15.1
Total interest-bearing	643,714	77.0	575,452	74.7
Non-interest bearing	192,023	23.0	194,731	25.3
Total deposits	$835,737	100.0%	$770,183	100.0%

Total deposits increased $65.5 million, or 9%, from $770.2 million at December 31, 2018 to $835.7 million at December 31, 2019.  Money market accounts contributed the most to the deposit growth increasing $64.5 million, primarily due to higher balances of existing accounts and shifts from other types of deposit accounts resulting from the relationship pricing strategy.  Additionally, the Company added new money market accounts as a result of several money market promotions throughout 2019.  Interest-bearing checking accounts also increased $18.0 million due to an increase in balances from existing business customers.  The Company focuses on obtaining a full-banking relationship with existing customers as well as forming new customer relationships.  During 2019, non-interest bearing checking and savings accounts declined due to customers’ preference for products with higher earnings potential.  Savings and club accounts declined $14.1 million as personal savings accounts earning low interest rates became less desirable.  Non-interest bearing checking was down $2.7 million as money shifted to interest-bearing checking and money market accounts.  The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers.  For 2020, the Company will focus on deposit growth to fund asset growth and pay down short-term borrowings.  Growth in deposits from new markets is expected from a full year with the Mountain Top branch.  Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset this deposit growth.

Additionally, CDs decreased $0.1 million mostly due to short-term alternatives with similar rates.  Demand for higher rate money market accounts and CDs may grow if short-term rates decline thereby increasing funding costs.  The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program and Insured Cash Sweep (ICS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives from other institutions are considered reciprocal deposits by regulatory definitions.  The Company did not have any CDARs as of December 31, 2019 and 2018.  As of December 31, 2019 and 2018, ICS reciprocal deposits represented $19.7 million and $4.7 million, or 2% and 1%, of total deposits which are included in interest-bearing checking accounts in the table above.  The $15.0 million increase in ICS deposits is primarily due to public funds deposit transfers from other interest-bearing checking accounts to ICS accounts.

The maturity distribution of certificates of deposit at December 31, 2019 is as follows:

		More than	More than	More
	Three months	three months	six months to	than twelve
(dollars in thousands)	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$16,085	$12,277	$28,645	$13,667	$70,674
CDs of less than $100,000	9,053	8,136	11,963	16,385	45,537
Total CDs	$25,138	$20,413	$40,608	$30,052	$116,211

Approximately 74% of the CDs, with a weighted-average interest rate of 1.97%, are scheduled to mature in 2020 and an additional 16%, with a weighted-average interest rate of 1.62%, are scheduled to mature in 2021.  Renewing CDs may re-price to lower or higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  The Company plans to address repricing CDs in the ordinary course of business on a relationship basis and is prepared to match rates when prudent to maintain relationships.  The Company does expect CD growth during 2020, and is developing CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists.  The Company currently expects the cost of deposit funds to fall due to the declining interest rate environment, but there is uncertainty about customer demand and local competition.  As with all promotions, the Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Short-term borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

The components of short-term borrowings are as follows:

	As of December 31,
(dollars in thousands)	2019	2018

Overnight borrowings	$37,839	$76,366

Short-term borrowings may include overnight balances with FHLB line of credit and/or correspondent bank’s federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations.  Short-term borrowings decreased $38.5 million during 2019 as a result of deposit growth.  The Company expects short-term borrowings to continue to decrease in 2020.

Information with respect to the Company’s short-term borrowing’s maximum and average outstanding balances and interest rates are contained in Note 8, “Short-term Borrowings,” of the notes to consolidated financial statements incorporated by reference in Part II, Item 8.

FHLB advances

At December 31, 2019, the Company had $15.0 million in FHLB advances with a weighted average interest rate of 3.01%.  During September 2018, the Company borrowed $15 million with maturity dates laddered out from 3 to 5 years in order to purchase securities.  As of December 31, 2019, the Company had the ability to borrow an additional $202.8 million from the FHLB.

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

As of December 31, 2019, the carrying value of investment securities amounted to $185.1 million, or 18% of total assets, compared to $182.8 million, or 19% of total assets, at December 31, 2018.  On December 31, 2019, 67% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of December 31, 2019 and 2018.  The AFS securities were recorded with a net unrealized gain of $4.5 million and a net unrealized loss of $1.4 million as of December 31, 2019 and 2018, respectively.  Of the net improvement in the unrealized gain position of $5.9 million, $3.8 million was net unrealized gains on mortgages-backed securities, $1.9 million was net unrealized gains on municipal securities and $0.2 million was net unrealized gains on agency securities.  The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve.  Generally, the values of debt securities move in the opposite direction of the changes in interest rates.  As interest rates along the treasury yield curve decline, especially at the intermediate and long end, the values of debt securities tend to rise.  Whether or not the value of the Company’s investment portfolio will continue to rise above its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio.  When interest rates rise, the market values of the Company’s debt securities portfolio could be subject to market value declines.

As of December 31, 2019, the Company had $125.9 million in public deposits, or 15% of total deposits.  Pennsylvania state law requires the Company to maintain pledged securities on these public deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers.  As of December 31, 2019, the balance of pledged securities required for deposit accounts was $67.4 million, or 36% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third parties are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized.  During the year ended December 31, 2019, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During 2019, the carrying value of total investments increased $2.3 million, or 1%.  The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company.  Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile.  The Company expects to grow the portfolio and increase its relative size with a preference toward mortgage-backed securities.  If intermediate to long-term rates rise, the strategy is expected to provide a good source of cash flow to reinvest into higher yielding interest-sensitive assets.

A comparison of total investment securities as of December 31 follows:

	2019		2018
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$124,240	67.1%	$124,318	68.0%
State & municipal subdivisions	54,718	29.6	52,575	28.8
Agency - GSE	6,159	3.3	5,917	3.2
Total	$185,117	100.0%	$182,810	100.0%

As of December 31, 2019, there were no investments from any one issuer with an aggregate book value that exceeded 10% of the Company’s shareholders’ equity.

The distribution of debt securities by stated maturity and tax-equivalent yield at December 31, 2019 are as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$367	4.35%	$6,145	3.40%	$117,728	3.35%	$124,240	3.35%
State & municipal subdivisions	3,530	4.82	977	6.04	1,003	3.64	49,208	4.41	54,718	4.45
Agency - GSE	-	-	6,159	2.70	-	-	-	-	6,159	2.70
Total debt securities	$3,530	4.82%	$7,503	3.20%	$7,148	3.44%	$166,936	3.65%	$185,117	3.65%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 21%.  In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Federal Home Loan Bank Stock

Investment in FHLB stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level.  In addition, the Company earns a return or dividend based on the amount invested.  The dividends received from the FHLB totaled $343 thousand and $194 thousand for the years ended December 31, 2019 and 2018, respectively.  The balance in FHLB stock was $4.4 million and $6.3 million as of December 31, 2019 and 2018, respectively.

Loans and leases

As of December 31, 2019, the Company had gross loans and leases totaling $754.3 million compared to $729.1 million at December 31, 2018 which represented an increase of $25.2 million, or 3%.  The loan growth was primarily driven by residential real estate activity.

In 2020, management expects loan growth in all portfolios primarily driven by commercial real estate loans and residential real estate loans.

Our service team is experienced, knowledgeable and dedicated to servicing the community and our clients.  We will continue to provide products and services that benefit our clients as well as the community which is very important to our success.

A comparison of loan originations, net of participations is as follows for the periods indicated:

	2019	2018
(dollars in thousands)	Amount	Amount
Loans:
Commercial and industrial	$19,497	$25,965
Commercial real estate	14,910	34,105
Consumer	58,188	77,088
Residential real estate	54,872	46,517
	147,467	183,675
Lines of credit:
Commercial	60,893	61,035
Residential construction	19,555	21,530
Home equity and other consumer	12,228	17,892
	92,676	100,457
Total originations closed	$240,143	$284,132

Commercial and industrial and commercial real estate

As of December 31, 2019, the commercial loan portfolio, which consisted of commercial and industrial (C&I) and commercial real estate (CRE) loans, increased $4.4 million, or 1%, compared to December 31, 2018.  This increase was attributed to growth of $6.5 million in owner occupied CRE loans and $4.3 million in non-owner occupied CRE loans, partially offset by reductions of $4.3 million in C&I loans and $2.1 million in commercial construction loans.  CRE loan growth activity can be attributed to new client acquisition and expansion of existing relationships.

Consumer

The consumer loan portfolio experienced a reduction, decreasing $2.4 million, or 1%, compared to December 31, 2018.  This reduction in the consumer loan portfolio was attributed to a decline of $5.2 million in home equity lines of credit (HELOC), $0.7 million in direct finance leases and $0.7 million in consumer other loans, partially offset by growth of $3.9 million in home equity installment loans and $0.3 million in auto loans.

Demand for HELOCs decreased during 2019 because of homeowners’ preference for conventional mortgage loan products, which had longer terms and lower fixed rates.  This trend drove the $5.2 million, or 10%, year-to-date reduction for the Company’s HELOC portfolio.  The reduction in the HELOC portfolio was partially offset by a 12%, or $3.9 million, increase in the home equity installment portfolio which also offers long-term low fixed rates.

During 2020, management expects continued demand for fixed rate home equity installment loans to offset the decline in home equity lines of credit.

Residential

The residential loan portfolio grew $23.2 million, or 14%, during 2019.  This growth was driven by a $21.2 million increase in residential real estate loans and a $2.0 million increase in residential construction loans.  The Company’s mortgage loan modification program which offered refinancing to qualified customers predominantly caused the lift in residential real estate loans.  Homeowners’ aforementioned preference for residential mortgage products supplemented the growth from the mortgage modification program.  Management expects continued growth in residential loans for 2020.

A comparison of loans and related percentage of gross loans, at December 31, for the five previous periods is as follows:

	2019		2018		2017		2016		2015
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial and industrial	$122,594	16.2%	$126,884	17.4%	$113,601	17.5%	$98,477	16.3%	$102,653	18.3%
Commercial real estate:
Non-owner occupied	99,801	13.2	95,515	13.1	92,851	14.3	87,220	14.4	95,745	17.0
Owner occupied	130,558	17.3	124,092	17.0	109,383	16.9	113,104	18.7	101,652	18.1
Construction	4,654	0.6	6,761	0.9	6,228	1.0	3,987	0.7	4,481	0.8
Consumer:
Home equity installment	36,631	4.9	32,729	4.5	27,317	4.2	28,466	4.7	30,935	5.5
Home equity line of credit	47,282	6.3	52,517	7.2	53,273	8.2	51,609	8.5	48,060	8.5
Auto	105,870	14.0	105,576	14.5	79,340	12.3	53,885	8.9	27,835	5.0
Direct finance leases	16,355	2.2	17,004	2.3	13,575	2.1	10,367	1.7	7,210	1.3
Other	5,634	0.7	6,314	0.9	5,604	0.9	13,301	2.2	6,208	1.1
Residential:
Real estate	167,164	22.2	145,951	20.0	136,901	21.1	134,475	22.2	126,992	22.6
Construction	17,770	2.4	15,749	2.2	9,931	1.5	10,496	1.7	10,060	1.8
Gross loans	754,313	100.0%	729,092	100.0%	648,004	100.0%	605,387	100.0%	561,831	100.0%
Less:
Allowance for loan losses	(9,747)		(9,747)		(9,193)		(9,364)		(9,527)
Unearned lease revenue	(903)		(1,028)		(639)		(482)		(335)
Net loans	$743,663		$718,317		$638,172		$595,541		$551,969

Loans held-for-sale	$1,643		$5,707		$2,181		$2,854		$1,421

The following table sets forth the maturity distribution of select components of the loan portfolio at December 31, 2019.  Excluded from the table are residential real estate and consumer loans:

		More than
	One year	one year to	More than
(dollars in thousands)	or less	five years	five years	Total
Commercial and industrial	$55,504	$24,229	$42,861	$122,594
Commercial real estate	83,735	114,242	32,382	230,359
Commercial real estate construction *	4,654	-	-	4,654
Residential real estate construction *	17,770	-	-	17,770
Total	$161,663	$138,471	$75,243	$375,377

*In the table above, both residential and CRE construction loans are included in the one year or less category since, by their nature, these loans are converted into residential and CRE loans within one year from the date the real estate construction loan was consummated.  Upon conversion, the residential and CRE loans would normally mature after five years.

The following table sets forth the total amount of C&I and CRE loans due after one year which have predetermined interest rates (fixed) and floating or adjustable interest rates (variable) as of December 31, 2019:

	One to five	More than
(dollars in thousands)	years	five years	Total

Fixed interest rate	$29,728	$42,539	$72,267
Variable interest rate	108,743	32,704	141,447
Total	$138,471	$75,243	$213,714

Non-refundable fees and costs associated with all loan originations are deferred.  Using either the interest method or straight-line amortization, the deferral is released as credits or charges to loan interest income over the life of the loan.

There are no concentrations of loans or customers to a number of borrowers engaged in similar industries exceeding 10% of total loans that are not otherwise disclosed as a category in the tables above.  There are no concentrations of loans that, if resulted in a loss, would have a material adverse effect on the business of the Company.  The Company’s loan portfolio does not have a material concentration within a single industry or group of related industries or customers that is vulnerable to the risk of a near-term severe negative business impact.  As of December 31, 2019, approximately 67% of the gross loan portfolio was secured by real estate compared to 66% at December 31, 2018 and 68% at December 31, 2017.

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

As of December 31, 2019 and 2018, loans HFS consisted of residential mortgages with carrying amounts of $1.6 million and $5.7 million, respectively, which approximated their fair values.  During the year ended December 31, 2019, residential mortgage loans with principal balances of $52.4 million were sold into the secondary market and the Company recognized net gains of $0.8 million, compared to $32.1 million and $0.6 million, respectively, during the year ended December 31, 2018.  During the year ended December 31, 2019, the Company also sold two SBA guaranteed loans with principal balances of $0.3 million and recognized a net gain on the sale of $34 thousand, compared to one SBA loan of $0.4 million and a net gain of $47 thousand, respectively, during the year ended December 31, 2018.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships.  At December 31, 2019 and 2018, the servicing portfolio balance of sold residential mortgage loans was $302.3 million and $304.9 million, respectively.  At December 31, 2019 and 2018, the servicing portfolio balance of sold SBA loans was $5.3 million and $6.0 million, respectively.

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

The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated:

(dollars in thousands)	2019		2018		2017		2016		2015

Balance at beginning of period	$9,747		$9,193		$9,364		$9,527		$9,173

Charge-offs:
Commercial and industrial	(184)		(196)		(143)		(224)		(25)
Commercial real estate	(597)		(268)		(635)		(592)		(432)
Consumer	(398)		(391)		(658)		(504)		(437)
Residential	(330)		(371)		(309)		(60)		(15)
Total	(1,509)		(1,226)		(1,745)		(1,380)		(909)

Recoveries:
Commercial and industrial	32		77		10		55		47
Commercial real estate	317		42		47		37		18
Consumer	67		211		67		100		95
Residential	8		-		-		-		28
Total	424		330		124		192		188
Net charge-offs	(1,085)		(896)		(1,621)		(1,188)		(721)
Provision for loan losses	1,085		1,450		1,450		1,025		1,075
Balance at end of period	$9,747		$9,747		$9,193		$9,364		$9,527

Allowance for loan losses to total loans	1.29%		1.34%		1.42%		1.55%		1.70%
Net charge-offs to average total loans outstanding	0.15%		0.13%		0.25%		0.21%		0.13%
Average total loans	$732,152		$687,853		$639,477		$575,756		$539,090
Loans 30 - 89 days past due and accruing	$1,366		$5,938		$2,893		$2,241		$3,707
Loans 90 days or more past due and accruing	$-		$1		$6		$19		$356
Non-accrual loans	$3,674		$4,298		$3,441		$7,370		$9,003
Allowance for loan losses to non-accrual loans	2.65	x	2.27	x	2.67	x	1.27	x	1.06	x
Allowance for loan losses to non-performing loans	2.65	x	2.27	x	2.67	x	1.27	x	1.02	x

For the year ended December 31, 2019, the allowance remained unchanged from $9.7 million at December 31, 2018 as net charge-offs of $1.1 million were offset by provisioning of $1.1 million.  Total loans, which represent gross loans less unearned lease revenue, increased by $25.3 million, or 3%, to $753.4 million at December 31, 2019 from $728.1 million at December 31, 2018.  The allowance for loan losses decreased as a percentage of total loans to 1.29% at December 31, 2019 from 1.34% at December 31, 2018 due to loan growth and improved asset quality.

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

During the second quarter of 2019, management decreased the qualitative factor for its home equity installment loans and residential construction loans. The reduction was due to a decreasing trend in delinquency for the home equity installment portfolio.  Further, zero delinquency in the residential construction portfolio over the past several quarters with no expectation for future delinquency in this portfolio for the foreseeable future justified the decrease in this qualitative factor.

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

During the fourth quarter of 2019, management reduced the qualitive factors, based on recognition of historically low delinquency levels for the following portfolios: commercial real estate owner-occupied, commercial real estate non owner-occupied, C&I, residential real estate, HELOC, consumer auto, and consumer other.  The qualitative factors for the C&I, residential construction, and home equity installment loans were not reduced as the improved delinquency for these portfolios was already accounted for in previous quarters’ adjustments.  This low level of delinquency is viewed as a leading indicator for potential future losses, and, consequently, management believes this improved delinquency will cause the estimated credit losses associated with the Company’s existing portfolio to have a smaller divergence from historical loss experience than previously estimated in prior periods.

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

		% of Total		% of Total
		Net		Net
(dollars in thousands)	2019	Charge-offs	2018	Charge-offs

Net charge-offs
Commercial and industrial	$(152)	14%	$(119)	13%
Commercial real estate	(280)	26	(226)	25
Consumer	(331)	30	(180)	20
Residential	(322)	30	(371)	42
Total net charge-offs	$(1,085)	100%	$(896)	100%

For the year ended December 31, 2019, net charge-offs against the allowance totaled $1.1 million compared with $0.9 million for the year ended December 31, 2018, representing a $0.2 million, or 21%, increase.  This increase was primarily attributed to a $0.4 million charge-off to a single commercial borrower occurring in the first quarter of 2019.  During the third quarter of 2019, the Company also charged-off an aggregate of $0.3 million in collection expenses incurred since 2016 on 14 residential loans sold to Fannie Mae but serviced by the Company.  The Company is pursuing recovery of these costs.  During the fourth quarter of 2019, the Company completed the resolution of one commercial borrower on non-accrual status, which lead to a recovery of $0.3 million as well as collection of $0.1 million in lost interest.

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

	2019		2018		2017		2016		2015
		Category		Category		Category		Category		Category
		% of		% of		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$3,933	31%	$3,901	31%	$4,060	32%	$4,808	34%	$5,014	36%
Commercial and industrial	1,484	16	1,432	18	1,374	17	1,131	16	1,336	18
Consumer	2,013	28	2,548	29	2,063	28	1,788	26	1,533	21
Residential real estate	2,278	25	1,844	22	1,608	23	1,357	24	1,407	25
Unallocated	39	-	22	-	88	-	112	-	237	-
Total	$9,747	100%	$9,747	100%	$9,193	100%	$9,196	100%	$9,527	100%

The allocation of the allowance for the commercial loan portfolio, which is comprised of CRE and C&I loans, accounted for approximately 56% of the total allowance for loan losses at December 31, 2019, which represents a one percentage point increase from 55% of the total allowance for loan losses at December 31, 2018.  The increase allocated to the commercial portfolio was attributed to loans risk rated as Special Mention and Substandard from the year earlier period.

The allocation of the allowance for the consumer loan portfolio, accounted for approximately 21% of the total allowance for loan losses at December 31, 2019, which represents a five-percentage point decrease from 26% of the total allowance for loan losses at December 31, 2018.  This reduction in the allowance allocated to the consumer loan portfolio was mostly related to the payoff of a consumer installment troubled debt restructured (TDR) loan with a large specific impairment that occurred during the first quarter of 2019.

The allocation of the allowance for the residential real estate portfolio, accounted for approximately 23% of the total allowance for loan losses at December 31, 2019, which represents a four percentage point increase from 19% of the total allowance for loan losses at December 31, 2018.  The increase in the allowance allocated to residential real estate portfolio was attributed to a higher growth in this portfolio relative to the overall loan portfolio as the residential real estate portfolio grew by $23.2 million, or 14%, to $184.9 million at December 31, 2019 from $161.7 million at December 31, 2018 compared to total loan growth of 3%.

The unallocated amount represents the portion of the allowance not specifically identified with a loan or groups of loans.  The unallocated reserve was less than 1% of the total allowance for loan losses at December 31, 2019, unchanged from less than 1% of the total allowance for loan losses at December 31, 2018.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, TDRs, other real estate owned (ORE) and repossessed assets.

The following table sets forth non-performing assets at December 31:

(dollars in thousands)	2019	2018	2017	2016	2015

Loans past due 90 days or more and accruing	$-	$1	$6	$19	$356
Non-accrual loans *	3,674	4,298	3,441	7,370	9,003
Total non-performing loans	3,674	4,299	3,447	7,389	9,359
Troubled debt restructurings	991	1,830	1,871	1,823	2,423
Other real estate owned and repossessed assets	369	190	973	1,306	1,074
Total non-performing assets	$5,034	$6,319	$6,291	$10,518	$12,856

Total loans, including loans held-for-sale	$755,053	$733,771	$649,546	$607,759	$562,917
Total assets	$1,009,927	$981,102	$863,637	$792,944	$729,358
Non-accrual loans to total loans	0.49%	0.59%	0.53%	1.21%	1.60%
Non-performing loans to total loans	0.49%	0.59%	0.53%	1.22%	1.66%
Non-performing assets to total assets	0.50%	0.64%	0.73%	1.33%	1.76%

*  In the table above, the amount includes non-accrual TDRs of $0.6 million, $1.7 million, $1.6 million and $1.5 million as of 2019, 2018, 2017 and 2016, respectively.  There were no non-accrual TDRs as of December 31, 2015.

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

Non-performing assets represented 0.50% of total assets at December 31, 2019 compared with 0.64% at December 31, 2018.  The non-performing assets ratio improved due to the net reduction in non-performing assets by $1.3 million, or 20%, to $5.0 million along with a $28.8 million , or 3%, increase in total assets to $1.0 billion.  The improvement in non-performing assets resulted primarily from the payoff of two non-accruing TDRs to a single borrower totaling $0.7 million, a $0.4 million net reduction in a commercial non-accrual loans due to the sale of associated collateral, and $0.3 million in charge-offs for two commercial non-accruing TDRs to a single borrower.

From December 31, 2018 to December 31, 2019, non-accrual loans decreased by $0.6 million, or 15%, from $4.3 million to $3.7 million.  At December 31, 2018, there were a total of 40 loans to 34 unrelated borrowers with balances that ranged from less than $1 thousand to $0.6 million.  At December 31, 2019, there were a total of 44 loans to 34 unrelated borrowers with balances that ranged from less than $1 thousand to $0.5 million.  The $0.6 million decline in non-accrual loans was attributed to payments received of $2.2 million, charge-offs of $0.8 million, transfers back to accrual of $0.1 million and transfers to ORE of $1.2 million.  These decreases were partially offset by the addition of $3.5 million of loans to non-accrual status along with expenses added to balances of $0.2 million.

From December 31, 2018 to December 31, 2019, accruing loans that were over 90 days past due decreased from three loans totaling $1 thousand to no loans. The Company seeks payments from all past due customers through an aggressive customer communication process.  A past due loan will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

The composition of non-performing loans as of December 31, 2019 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$122,594	$-	$336	$336	0.27%
Commercial real estate:
Non-owner occupied	99,801	-	510	510	0.51%
Owner occupied	130,558	-	1,447	1,447	1.11%
Construction	4,654	-	-	-	-
Consumer:
Home equity installment	36,631	-	65	65	0.18%
Home equity line of credit	47,282	-	294	294	0.62%
Auto loans	105,870	-	16	16	0.02%
Direct finance leases *	15,452	-	-	-	-
Other	5,634	-	-	-	-
Residential:
Real estate	167,164	-	1,006	1,006	0.60%
Construction	17,770	-	-	-	-
Loans held-for-sale	1,643	-	-	-	-

Total	$755,053	$-	$3,674	$3,674	0.49%

*Net of unearned lease revenue of $0.9 million.

Payments received from non-accrual loans are recognized on a cost recovery method.  Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  If the non-accrual loans that were outstanding as of December 31, 2019 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $167 thousand.

The following tables set forth the activity in accruing and non-accruing TDRs as of the period indicated:

As of and for the year ended December 31, 2019
	Accruing		Non-accruing
	Commercial	Commercial	Commercial	Residential	Consumer
(dollars in thousands)	& industrial	real estate	real estate	real estate	installment	Total

Troubled Debt Restructures:
Beginning balance	$24	$1,806	$520	$764	$413	$3,527
Additions	-	32	57	-	-	89
Transfers	-	(645)	421	(430)	-	(654)
Pay downs / payoffs	(24)	(202)	(76)	(316)	(413)	(1,031)
Charge offs	-	-	(361)	(18)	-	(379)
Ending balance	$-	$991	$561	$-	$-	$1,552
Number of loans	-	6	2	-	-	8

As of and for the year ended December 31, 2018
	Accruing		Non-accruing
	Commercial	Commercial	Consumer	Commercial	Residential	Consumer
(dollars in thousands)	& industrial	real estate	HELOC	real estate	real estate	installment	Total

Troubled Debt Restructures:
Beginning balance	$24	$1,847	$395	$542	$636	$-	$3,444
Additions	-	-	-	-	365	414	779
Transfers	-	-	(395)	-		-	(395)
Pay downs / payoffs	-	(41)	-	(22)	-	(1)	(64)
Charge offs	-	-	-	-	(237)	-	(237)
Ending balance	$24	$1,806	$-	$520	$764	413	$3,527
Number of loans	1	10	-	1	2	1	15

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR.  TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.

From December 31, 2018 to December 31, 2019, TDRs decreased by $1.9 million, or 56%, from $3.5 million to $1.6 million.  At December 31, 2018, there were a total of 15 TDRs by 11 unrelated borrowers with balances that ranged from $24 thousand to $0.5 million.  At December 31, 2019, there were a total of 8 TDRs by 7 unrelated borrowers with balances that ranged from $80 thousand to $0.5 million.  The $1.9 million decrease was driven by the payoff of two TDRs by a single borrower totaling $0.7 million, $0.3 million in additional paydowns/payoffs, charge-offs to a single borrower totaling $0.4 million, a $0.4 million transfer to ORE of a residential real estate TDR, and a $0.2 million transfer to ORE of commercial real estate TDR in 2019. These decreases were partially offset by expenses added to balances of TDRs of $0.1 million.

Loans modified in a TDR may or may not be placed on non-accrual status.  At December 31, 2018, four TDRs totaling $1.7 million were on non-accrual.  At December 31, 2019, two TDRs totaling $0.6 million were on non-accrual.  During the first quarter of 2019, a non-accrual residential real estate TDR and a non-accrual consumer installment TDR, both to the same borrower totaling $0.7 million, were paid off.  During the second quarter of 2019, a $0.4 million residential real estate TDR was moved to ORE.

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

Foreclosed assets held-for-sale

From December 31, 2018 to December 31, 2019, foreclosed assets held-for-sale (ORE) increased from $190 thousand to $349 thousand, a $159 thousand increase.  The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	2019		2018
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$190	6	$973	11

Additions	1,229	6	714	8
Pay downs	(18)		(2)
Write downs	(82)		(123)
Sold	(970)	(5)	(1,372)	(13)
Balance at end of period	$349	7	$190	6

As of December 31, 2019, ORE consisted of seven properties from seven unrelated borrowers totaling $349 thousand.  Two of these properties ($256 thousand) were added in 2019; two of these properties ($42 thousand) were added in 2018; two of these properties ($10 thousand) were added in 2017; and one was added in 2014 ($42 thousand).  Of the seven properties, one property, totaling $224 thousand, had a signed sales agreement and the other six properties are currently listed for sale.

As of December 31, 2019, the Company had two other repossessed assets held-for-sale, with a balance of $20 thousand.  There was no other repossessed asset held-for-sale at December 31, 2018.

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

Premises and equipment

Net of depreciation, premises and equipment increased $2.7 million during 2019.  Additions of $4.2 million were partially offset by $1.5 million of depreciation expense in 2019.  The additions were primarily due to the construction of the Mountain Top branch.  The Company is expected to begin the renovation of its main office first floor branch in 2020 which will increase construction in process by approximately $2.3 million with completion expected by the middle of 2021.

Other assets

During 2019, the $2.4 million, or 35%, decrease in other assets was due mostly to a $1.6 million higher net deferred tax liability, $0.4 million less in escrow receivable, a $0.3 million lower prepaid dealer reserve and the sale of a $0.2 million asset held-for-sale.  These decreases were partially offset by $0.4 million higher prepaid expenses.

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

Overview

For the year ended December 31, 2019, the Company generated net income of $11.6 million, or $3.03 per diluted share, compared to $11.0 million, or $2.90 per diluted share, for the year ended December 31, 2018.  The $0.6 million, or 5%, increase in net income stemmed from $1.3 million more net interest income and $1.0 million in additional non-interest income which more than offset a $1.8 million rise in non-interest expenses.

For the year ended December 31, 2019, return on average assets (ROA) and return on average shareholders’ equity (ROE) were 1.18% and 11.49%, respectively, compared to 1.20% and 12.36% for the same period in 2018.  The decrease in ROA and ROE was the result of net income growing at a slower pace than average assets and equity during 2019.

Net interest income and interest sensitive assets / liabilities

Net interest income (FTE) increased $1.3 million, or 4%, from $31.2 million for the year ended December 31, 2018 to $32.5 million for the year ended December 31, 2019, due to interest income increasing more rapidly than interest expense.  Total average interest-earning assets increased $54.3 million and the yields earned on these assets rose 19 basis points resulting in $4.0 million of growth in FTE interest income.  In the loan portfolio, the Company experienced average balance growth of $44.3 million combined with higher yields earned in all portfolios, which had the effect of producing $3.4 million of FTE interest income.  In the investment portfolio, an increase in the average balances and yields of mortgage-backed securities was the biggest driver of interest income growth.  The average balance of total securities grew $13.5 million producing $0.4 million in additional FTE interest income.  On the liability side, total interest-bearing liabilities grew $50.5 million on average with a 34 basis point increase in rates paid on these interest-bearing liabilities.  Growth in average interest-bearing deposits of $56.9 million, mostly money market accounts, and the 32 basis point higher rates paid on these deposits caused an increase of $2.4 million in interest expense.  In addition, higher rates paid on average borrowings in 2019 compared to 2018 resulted in $0.3 million more interest expense.

The FTE net interest rate spread and margin decreased by 15 and 7 basis points, respectively, for the year ended December 31, 2019 compared to the year ended December 31, 2018.  The rates paid on deposits and borrowings increased faster than the yields earned on loans and investments causing the decline in FTE net interest rate spread.  The overall cost of funds, which includes the impact of non-interest bearing deposits, increased 28 basis points for the year ended December 31, 2019 compared to the same period in 2018.  The primary reason for the increase was higher rates paid on larger average deposits which were used to fund asset growth.

For 2020, the Company expects to operate in a declining interest rate environment.  A rate environment with falling interest rates positions the Company to reduce its interest income performance from new and maturing earning assets.  Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end, the interest rate margin may experience compression.  The FOMC completed gradually increasing the short-term federal funds rate at the end of 2018, and it effected the rates paid on funding sources.  Currently, the FOMC began easing the federal funds rate during the second half of 2019 which is expected to eventually result in reduced rates paid on interest-bearing liabilities.  On the asset side, the U.S. Prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans, rose 100 basis points in 2018, but was cut 75 basis points in the second half of 2019.  The focus for 2020 is to manage net interest income through a declining rate environment by managing interest-bearing deposit costs to maintain a reasonable spread.  Interest income is projected to increase for 2020.  Management expects to actively reduce the cost of funds to partially mitigate spread compression throughout this declining rate cycle.  Continued growth in the loan portfolios complemented with investment security growth is expected to boost interest income, and when coupled with a proactive relationship approach to deposit cost setting strategies should help mitigate spread compression and contain the interest rate margin at acceptable levels.

The Company’s cost of interest-bearing liabilities was 1.12% for the year ended December 31, 2019, or 34 basis points higher than the cost for the year ended December 31, 2018.  The increase in average interest-bearing deposits combined with higher rates paid on both deposits and borrowings contributed to the higher cost of interest-bearing liabilities.  Interest rates along the treasury yield curve have been volatile with shorter-term rates rising faster than long-term rates producing an inverted yield curve in early 2019.  Competition had been pressuring banks to increase deposit rates.  We expect this trend to reverse as the FOMC reduces the federal funds rate leading to the short-to-intermediate portion of the yield curve to flatten, but the reduction in rates paid on deposits will lag the lower yields earned over the upcoming year.  To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances.  Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the years indicated.  Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for both 2019 and 2018 and 34% for 2017, to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments.  This treatment allows a uniform comparison among yields on interest-earning assets.  Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for loan losses.  HELOC are included in the residential real estate category since they are secured by real estate.  Net deferred loan cost amortization of $0.7 million in 2019, $0.7 million in 2018 and $0.5 million in 2017, respectively, are included in interest income from loans.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets.  Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

(dollars in thousands)	2019			2018			2017
	Average		Yield /	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$2,185	$47	2.14%	$6,134	$104	1.70%	$3,960	$48	1.22%
Restricted regulatory securities	4,208	417	9.92	3,740	194	5.17	3,105	135	4.34
Investments:
Agency - GSE	5,934	160	2.69	6,140	147	2.39	17,313	248	1.43
MBS - GSE residential	127,533	3,473	2.72	118,197	3,167	2.68	89,909	2,267	2.52
State and municipal (nontaxable)	49,988	2,195	4.39	45,420	2,055	4.53	41,528	2,278	5.49
Other	-	-	-	189	13	6.85	295	30	10.12
Total investments	183,455	5,828	3.18	169,946	5,382	3.17	149,045	4,823	3.24
Loans and leases:
C&I and CRE (taxable)	317,023	16,434	5.18	299,789	14,675	4.89	294,652	13,675	4.64
C&I and CRE (nontaxable)	34,056	1,363	4.00	32,224	1,213	3.76	30,894	1,304	4.22
Consumer	159,937	6,208	3.88	145,850	5,413	3.71	113,217	4,321	3.82
Residential real estate	221,136	9,722	4.40	209,990	9,067	4.32	200,714	8,039	4.01
Total loans and leases	732,152	33,727	4.61	687,853	30,368	4.41	639,477	27,339	4.28
Total interest-earning assets	922,000	40,019	4.34%	867,673	36,048	4.15%	795,587	32,345	4.07%
Non-interest earning assets	62,552			50,269			48,760
Total assets	$984,552			$917,942			$844,347

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$234,603	$1,636	0.70%	$210,277	$1,182	0.56%	$188,833	$764	0.40%
Savings and clubs	111,687	139	0.12	131,050	221	0.17	126,877	176	0.14
MMDA	156,178	2,290	1.47	112,158	1,000	0.89	117,852	802	0.68
Certificates of deposit	119,150	2,111	1.77	111,278	1,408	1.27	102,561	1,008	0.98
Total interest-bearing deposits	621,618	6,176	0.99	564,763	3,811	0.67	536,123	2,750	0.51
Repurchase agreements	-	-	-	9,666	16	0.16	10,274	21	0.20
Overnight borrowings	35,243	878	2.49	27,892	667	2.39	18,399	205	1.11
FHLB advances	18,074	500	2.77	22,109	379	1.71	19,778	247	1.25
Total interest-bearing liabilities	674,935	7,554	1.12%	624,430	4,873	0.78%	584,574	3,223	0.55%
Non-interest bearing deposits	195,393			196,790			169,075
Non-interest bearing liabilities	13,517			7,697			6,379
Total liabilities	883,845			828,917			760,028
Shareholders' equity	100,707			89,025			84,319
Total liabilities and shareholders' equity	$984,552			$917,942			$844,347
Net interest income - FTE		$32,465			$31,175			$29,122

Net interest spread			3.22%			3.37%			3.52%
Net interest margin			3.52%			3.59%			3.66%
Cost of funds			0.87%			0.59%			0.43%

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

	Years ended December 31,
(dollars in thousands)	2019 compared to 2018			2018 compared to 2017
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$(79)	$22	$(57)	$33	$23	$56
Restricted regulatory securities	26	197	223	30	29	59
Investments:
Agency - GSE	(5)	18	13	(213)	112	(101)
MBS - GSE residential	253	53	306	750	150	900
State and municipal	158	(21)	137	137	8	145
Other	(11)	-	(11)	(7)	(4)	(11)
Total investments	395	50	445	667	266	933
Loans and leases:
Residential real estate	488	167	655	387	642	1,029
C&I and CRE	924	954	1,878	288	809	1,097
Consumer	539	256	795	1,218	(126)	1,092
Total loans and leases	1,951	1,377	3,328	1,893	1,325	3,218
Total interest income	2,293	1,646	3,939	2,623	1,643	4,266

Interest expense:
Deposits:
Interest-bearing checking	147	307	454	91	326	417
Savings and clubs	(29)	(53)	(82)	6	40	46
Money market	488	802	1,290	(40)	238	198
Certificates of deposit	105	598	703	90	310	400
Total deposits	711	1,654	2,365	147	914	1,061
Repurchase agreements	(16)	-	(16)	(1)	(4)	(5)
Overnight borrowings	182	29	211	143	319	462
FHLB advances	(79)	200	121	32	100	132
Total interest expense	798	1,883	2,681	321	1,329	1,650
Net interest income	$1,495	$(237)	$1,258	$2,302	$314	$2,616

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

For the year ended December 31, 2019 and 2018, the Company recorded a provision for loan losses of $1.1 million and $1.5 million, respectively, a $0.4 million, or 25%, decrease.  This decrease in the provision for loan losses from the year earlier period was due primarily to an easing in the Company’s loan growth along with continuing strong asset quality.  The provision for loan losses derives from the reserve required from the allowance for loan losses calculation. The Company continued provisioning for the year ended December 31, 2019 in order to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the year ended December 31, 2019, non-interest income amounted to $10.2 million, a $1.0 million, or 11%, increase compared to $9.2 million recorded for the year ended December 31, 2018.  Service charges on loans were $0.5 million higher in 2019 compared to 2018 primarily driven by more service charges on mortgage and commercial loans.  Fees from financial services increased $0.2 million year-over-year.  Interchange fees grew $0.2 million due to a higher volume of debit card transactions.  Gains on the sale of loans were up $0.2 million partially offset by an increase in mortgage servicing right amortization of $0.1 million.

Other operating expenses

For the year ended December 31, 2019, total other operating expenses totaled $26.9 million, an increase of $1.8 million, or 7%, compared to $25.1 million for the year ended December 31, 2018.  Merger related expenses totaled $0.5 million of this increase.  Salaries and employee benefits contributed the most to the increase rising $1.1 million, or 8%, in 2019 compared to 2018.  The basis of the increase includes $1.1 million increased salaries with eight more full-time equivalent employees, $0.1 million in commissions, $0.1 million in social security taxes, $0.1 million in 401k expenses, $0.1 million in stock-based compensation and $0.1 million in expenses from the post-retirement benefit plan.  These increases in salaries and employee benefits were partially offset by $0.2 million less in employee bonuses and $0.2 million lower group insurance costs.  Premises and equipment expenses were $0.3 million higher due to an increase in depreciation and equipment maintenance and rental expenses.  Data processing and communications expense increased $0.3 million during 2019 compared to 2018 because of additional costs for data center services. Merger-related expenses were $0.4 million in from professional fees related to the proposed merger.  Loan collection expenses increased $0.1 million.  Automated transaction processing expenses increased $0.1 million.  Partially offsetting these increases in expenses was a decrease of $0.1 million in the FDIC assessment due to a credit received in 2019 and $0.2 million less in other professional fees.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, at December 31, 2019 and 2018 were 1.70% and 1.73%, respectively.  The expense ratio decreased because of increased levels of average assets.  The efficiency ratio increased from 62.10% at December 31, 2018 to 63.11% at December 31, 2019 due to the increase in non-interest expenses in 2019.  For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Merger related expenses of $2.4 million are anticipated for 2020 for legal, investment banking, audit, data processing, regulatory filings, shareholder conversion and severance costs.

Provision for income taxes

The Company’s effective income tax rate approximated 16.7% in 2019 and 16.2% in 2018.  The difference between the effective rate and the enacted statutory corporate rate of 21% is due mostly to the effect of tax-exempt income in relation to the level of pre-tax income.  The provision for income taxes increased $0.2 million, or 9%, from $2.1 million at December 31, 2018 to $2.3 million at December 31, 2019.  The increase was primarily due to higher income before taxes in 2019 supplemented by higher taxable income from merger facilitating non-deductible expenses of $0.3 million.

Comparison of Financial Condition as of December 31, 2018

and 2017 and Results of Operations for each of the Years then Ended

Executive Summary

Nationally, the unemployment rate declined from 4.1% at December 31, 2017 to 3.9% at December 31, 2018.  However, the unemployment rate in the Scranton-Wilkes-Barre Metropolitan Statistical Area (local) remained at a higher level than the national unemployment rate.  According to the U.S. Bureau of Labor Statistics, the local unemployment rate at December 31, 2018 was 4.8%, a decrease of 0.2 percentage points from 5.0% at December 31, 2017.  This was a positive sign for our local economy as the labor force and the number of employed both increased which decreased the unemployment rate.

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

Customers’ interest in long-term time deposit products started to pick up in 2018 as interest rates rose.  The Company’s portfolio of CDs increased mostly due to CD promotions and customers’ desire for higher-yielding deposit alternatives.  During 2018, deposit customers began to move some money from savings and money market accounts to CDs.

As of December 31, 2018 and 2017, CDARS and ICS reciprocal deposits represented $4.7 million and $1.1 million, or less than 1%, of total deposits.

Short-term borrowings

At the end of 2018, the Company transferred all repurchase agreement accounts to interest-bearing checking accounts.  Short-term borrowings increased $57.9 million during 2018 to fund loan growth.

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

Funds Deployed:

Investment Securities

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

Residential

The residential loan portfolio grew approximately $14.9 million, or 10%, from $146.8 million at December 31, 2017 to $161.7 million at December 31, 2018.  Held-for-investment and construction real estate mortgages both demonstrated growth over the course of 2018.  Held-for-investment residential loans grew $9.1 million from $136.9 million to $146.0 million and construction loan balances grew $5.8 million from $9.9 million to $15.7 million.  Held-for-investment real estate made up approximately 90% of the total residential portfolio at December 31, 2018.

Loans held-for-sale

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

From December 31, 2017 to December 31, 2018, non-accrual loans increased by $0.9 million, or 25%, from $3.4 million to $4.3 million.  At December 31, 2017, there were a total of 39 loans to 32 unrelated borrowers with balances that ranged from less than $1 thousand to $0.6 million.  At December 31, 2018, there were a total of 40 loans to 34 unrelated borrowers with balances that ranged from less than $1 thousand to $0.6 million.  The increase in non-accrual loans was primarily attributed to two loans to a single borrower, totaling $0.7 million, being placed on non-accrual status during the third quarter of 2018 along with two loans to a single borrower, totaling $0.8 million, being placed on non-accrual status during the fourth quarter of 2018.

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

Premises and equipment

Net of depreciation, premises and equipment increased $2.0 million during 2018.  Additions of $3.6 million were partially offset by $1.3 million of depreciation expense and $0.3 million transferred to other assets held-for-sale in 2018.  The additions were primarily due to the construction of the Back Mountain branch.

Other assets

During 2018, the $2.2 million, or 14%, increase in other assets was due mostly to $1.7 million in higher residual values associated with recording new automobile leases, net of lease disposals; a $0.6 million increase in the prepaid dealer reserve; $0.5 million higher prepaid expenses and $0.2 million added to other assets held-for-sale. These increases were partially offset by a $0.9 million higher net deferred tax liability.

Results of Operations

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

Provision for loan losses

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

Provision for income taxes

The Company’s effective income tax rate approximated 16.2% in 2018 and 12.2% in 2017.  The difference between the effective rate and the enacted statutory corporate rate of 21% is due mostly to the effect of tax-exempt income in relation to the level of pre-tax income.  On December 22, 2017, the Tax Act was signed into law and as a result the Company’s federal corporate tax rate was reduced from 34% to 21% effective January 1, 2018.  The Company was required to re-measure its deferred tax assets and liabilities for the change in tax rate and recorded a $1.1 million adjustment that reduced the provision for income taxes at the end of 2017.  The provision for income taxes increased $0.9 million, or 77%, from $1.2 million at December 31, 2017 to $2.1 million at December 31, 2018.  If not for the tax rate change adjustment in 2017, the provision would have decreased because the higher income before taxes in 2018 was taxed at a lower tax rate.

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

In addition to lending commitments, the Company has contractual obligations related to operating lease and capital lease commitments.  Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes.  Capital lease commitments are obligations on equipment.

The following table presents, as of December 31, 2019, the Company’s significant determinable contractual obligations and significant commitments by payment date.  The payment amounts represent those amounts contractually due to the recipient, excluding interest:

		Over one	Over three
	One year	year through	years through	Over
(dollars in thousands)	or less	three years	five years	five years	Total
Contractual obligations:
Certificates of deposit	$86,159	$25,394	$3,546	$1,112	$116,211
FHLB advances	-	10,000	5,000	-	15,000
Short-term borrowings	37,839	-	-	-	37,839
Operating leases	397	810	824	8,069	10,100
Capital leases	82	164	56	-	302
Commitments:
Letters of credit	5,917	3	360	1,007	7,287
Loan commitments (1)	20,391	-	-	-	20,391
Total	$150,785	$36,371	$9,786	$10,188	$207,130
(1)

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items.  The guidelines require all banks and bank holding companies to maintain minimum ratios for capital adequacy purposes. Refer to the information with respect to capital requirements contained in Note 15, “Regulatory Matters”, within the notes to the consolidated financial statements, and incorporated by reference in Part II, Item 8.

During the year ended December 31, 2019, total shareholders' equity increased $13.3 million, or 14%, due principally from the $11.6 million in net income added into retained earnings.  Capital was further enhanced by $0.2 million from investments in the Company’s common stock via the Employee Stock Purchase (ESPP), $1.0 million from stock-based compensation expense from the ESPP and restricted stock and SSARs and $4.7 million after tax improvement in the net unrealized gain position in the Company’s investment portfolio.  These items were partially offset by $4.0 million of cash dividends declared on the Company’s common stock.  The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 34.9% for the year ended December 31, 2019.  The balance of earnings is retained to further strengthen the Company’s capital position.  The Company’s sources (uses) of capital during the previous five years are indicated below:

		Cash	Other retained		DRP	Changes in
	Net	dividends	earnings	Earnings	and ESPP	AOCI and	Capital
(dollars in thousands)	income	declared	adjustments	retained	infusion	other changes	retained
2019	$11,576	$(4,037)	$(91)	$7,448	$175	$5,655	$13,278
2018	11,006	(3,708)	421	7,719	460	(2,005)	6,174
2017	8,716	(3,285)	(308)	5,123	457	1,172	6,752
2016	7,693	(3,061)	-	4,632	111	(463)	4,280
2015	7,103	(2,844)	-	4,259	102	(229)	4,132

As of December 31, 2019, the Company reported a net unrealized gain position of $3.6 million, net of tax, from the securities AFS portfolio compared to a net unrealized loss of $1.1 million as of December 31, 2018.  The improvement during 2019 was from $4.7 million in net unrealized gains on AFS securities, net of tax.  Higher net unrealized gains on all types of securities contributed to the net unrealized gains in investment portfolio.  Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.  Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline.  While volatility has existed in the yield curve within the past twelve months, a declining rate environment is expected and during the period of declining rates, the Company expects pricing in the bond portfolio to improve.  There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.  To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans.  The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants.  During 2019, the Company acquired shares in the open market to fulfill the needs of the DRP.  Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

See the section entitled “Supervision and Regulation”, below for a discussion on regulatory capital changes and other recent enactments, including a summary of the federal banking agencies final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Liquidity

Liquidity management ensures that adequate funds will be available to meet customers’ needs for borrowings, deposit withdrawals and maturities, facility expansion and normal operating expenses.  Sources of liquidity are cash and cash equivalents, asset maturities and pay-downs within one year, loans HFS, investments AFS, growth of core deposits, utilization of borrowing capacities from the FHLB, correspondent banks, ICS and CDARs, the Discount Window of the Federal Reserve Bank of Philadelphia (FRB) and proceeds from the issuance of capital stock.  Though regularly scheduled investment and loan payments are dependable sources of daily liquidity, sales of both loans HFS and investments AFS, deposit activity and investment and loan prepayments are significantly influenced by general economic conditions including the interest rate environment.  During low and declining interest rate environments, prepayments from interest-sensitive assets tend to accelerate and provide significant liquidity that can be used to invest in other interest-earning assets but at lower market rates.  Conversely, in periods of high or rising interest rates, prepayments from interest-sensitive assets tend to decelerate causing prepayment cash flows from mortgage loans and mortgage-backed securities to decrease.  Rising interest rates may also cause deposit inflow but priced at higher market interest rates or could also cause deposit outflow due to higher rates offered by the Company’s competition for similar products.  The Company closely monitors activity in the capital markets and takes appropriate action to ensure that the liquidity levels are adequate for funding, investing and operating activities.

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee.  As of December 31, 2019, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the year ended December 31, 2019, the Company utilized $1.8 million of cash.  During the period, the Company’s operations provided approximately $25.8 million mostly from $32.9 million of net cash inflow from the components of net interest income and $10.4 million in proceeds of loans HFS over originations; partially offset by net non-interest expense/income related payments of $15.5 million and $2.0 million in estimated tax payments.  Cash inflow from interest-earning assets, deposits, loan payments and the sale of securities were used to purchase investment securities and replace maturing and cash runoff of securities, fund the loan portfolio, pay down FHLB advances and overnight borrowings, purchase bank-owned life insurance, invest in bank premises and equipment and make net dividend payments.  The Company received a large amount of public deposits over the past three years.  The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities.  During 2019, the Company made an effort to open new public accounts as ICS accounts and transfer some existing public accounts to ICS accounts in order to provide the customer with FDIC insurance and to free up the Company’s unencumbered securities to improve liquidity.  Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs.  The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

As of December 31, 2019, the Company maintained $15.7 million in cash and cash equivalents and $186.8 million of investments AFS and loans HFS.  Also as of December 31, 2019, the Company had approximately $202.8 million available to borrow from the FHLB, $21.0 million from correspondent banks, $94.3 million from the FRB and $152.2 million from the Promontory One-Way Buy program.  The combined total of $672.8 million represented 67% of total assets at December 31, 2019.  Management believes this level of liquidity to be strong and adequate to support current operations.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At December 31, 2019, the Company maintained a one-year cumulative gap of positive (asset sensitive) $31.2 million, or 3%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at December 31, 2019:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$1,080	$-	$-	$14,583	$15,663
Investment securities (1)(2)	8,872	22,443	38,957	119,228	189,500
Loans and leases(2)	183,835	147,018	233,318	181,135	745,306
Fixed and other assets	-	23,261	-	36,197	59,458
Total assets	$193,787	$192,722	$272,275	$351,143	$1,009,927
Total cumulative assets	$193,787	$386,509	$658,784	$1,009,927

Non-interest-bearing transaction deposits (3)	$-	$19,221	$52,767	$120,035	$192,023
Interest-bearing transaction deposits (3)	212,079	-	157,712	157,712	527,503
Certificates of deposit	25,138	61,021	25,394	4,658	116,211
Short-term borrowings	37,839	-	-	-	37,839
FHLB advances	-	-	10,000	5,000	15,000
Other liabilities	-	-	-	14,516	14,516
Total liabilities	$275,056	$80,242	$245,873	$301,921	$903,092
Total cumulative liabilities	$275,056	$355,298	$601,171	$903,092

Interest sensitivity gap	$(81,269)	$112,480	$26,402	$49,222
Cumulative gap	$(81,269)	$31,211	$57,613	$106,835

Cumulative gap to total assets	-8.0%	3.1%	5.7%	10.6%

(1)	Includes FHLB stock and the net unrealized gains/losses on available-for-sale securities.
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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at December 31, 2019 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the December 31, 2019 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	2.3%	(2.0)%
Net income	5.8	(4.8)
Economic value at risk:
Economic value of equity	5.4	(36.8)
Economic value of equity as a percent of total assets	0.8	(5.4)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At December 31, 2019, the Company’s risk-based capital ratio was 15.76%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning January 1, 2020, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$33,798	$759	2.3%
+100 basis points	33,480	441	1.3
Flat rate	33,039	-	-
-100 basis points	32,434	(605)	(1.8)
-200 basis points	32,374	(665)	(2.0)

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

Future Outlook

The Company is highly impacted by local economic factors that could influence the performance and strength of our loan portfolios and results of operations.  Though the national economy is improving, the local operating environment continues to be challenging and is expected to be challenging for the near term time horizon and lags national economic trends.  A consensus of economists predicts a slight decline in interest rates in 2020.  Uncertainty surrounding deposit costs due to a competitive environment in 2020 despite lower short-term market interest rates is the Company’s greatest interest rate risk.  Earning-asset yields are expected to decline throughout the year stemming from the lower rate environment, primarily effecting the commercial and residential real estate portfolios followed by mortgage-backed securities.  Jobs declined in December 2019 from a year earlier in the Scranton/Wilkes-Barre metropolitan statistical area.  In 2020, we will be expanding our service area with the acquisition of MNB Corporation into the Allentown/Bethlehem/Easton metropolitan statistical area which has a lower unemployment rate at 4.6% at December 31, 2019.  We believe expanding our market area gives us opportunity for growth and we will continue to monitor the economic climate in our region, scrutinize growth prospects and proactively observe existing credits for early warning signs of risk deterioration.

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

To the Shareholders and the Board of Directors of Fidelity D & D Bancorp, Inc. and Subsidiary

Opinion on the Internal Control Over Financial Reporting

We have audited Fidelity D & D Bancorp, Inc. and its Subsidiary’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 13, 2020 expressed an unqualified opinion.

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

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 13, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fidelity D & D Bancorp, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fidelity D & D Bancorp, Inc. and its subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Blue Bell, Pennsylvania

March 13, 2020

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
	As of December 31,
(dollars in thousands)	2019	2018
Assets:
Cash and due from banks	$14,583	$16,025
Interest-bearing deposits with financial institutions	1,080	1,460
Total cash and cash equivalents	15,663	17,485
Available-for-sale securities	185,117	182,810
Federal Home Loan Bank stock	4,383	6,339
Loans and leases, net (allowance for loan losses of
$9,747 in 2019; $9,747 in 2018)	743,663	718,317
Loans held-for-sale (fair value $1,660 in 2019, $5,789 in 2018)	1,643	5,707
Foreclosed assets held-for-sale	369	190
Bank premises and equipment, net	21,557	18,920
Leased property under finance leases, net	280	333
Right-of-use assets	6,023	-
Cash surrender value of bank owned life insurance	23,261	20,615
Accrued interest receivable	3,281	3,271
Goodwill	209	209
Other assets	4,478	6,906
Total assets	$1,009,927	$981,102
Liabilities:
Deposits:
Interest-bearing	$643,714	$575,452
Non-interest-bearing	192,023	194,731
Total deposits	835,737	770,183
Accrued interest payable and other liabilities	7,674	8,956
Finance lease obligation	286	336
Operating lease liabilities	6,556	-
Short-term borrowings	37,839	76,366
FHLB advances	15,000	31,704
Total liabilities	903,092	887,545
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 3,781,500 in 2019; and 3,759,426 in 2018)	30,848	29,715
Retained earnings	72,385	64,937
Accumulated other comprehensive income (loss)	3,602	(1,095)
Total shareholders' equity	106,835	93,557
Total liabilities and shareholders' equity	$1,009,927	$981,102

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
	Years ended December 31,
(dollars in thousands except per share data)	2019	2018	2017
Interest income:
Loans and leases:
Taxable	$32,364	$29,155	$26,035
Nontaxable	1,077	958	860
Interest-bearing deposits with financial institutions	47	104	48
Restricted regulatory securities	417	194	135
Investment securities:
U.S. government agency and corporations	3,633	3,314	2,515
States and political subdivisions (nontaxable)	1,731	1,594	1,449
Other securities	-	11	22
Total interest income	39,269	35,330	31,064
Interest expense:
Deposits	6,176	3,811	2,750
Securities sold under repurchase agreements	-	16	21
Other short-term borrowings and other	878	667	205
FHLB advances	500	379	247
Total interest expense	7,554	4,873	3,223
Net interest income	31,715	30,457	27,841
Provision for loan losses	1,085	1,450	1,450
Net interest income after provision for loan losses	30,630	29,007	26,391
Other income:
Service charges on deposit accounts	2,286	2,244	2,227
Interchange fees	2,208	2,051	1,756
Fees from trust fiduciary activities	1,350	1,319	1,040
Fees from financial services	946	759	596
Service charges on loans	1,054	579	728
Fees and other revenue	845	969	872
Earnings on bank-owned life insurance	647	598	581
Gain (loss) on write-down, sale or disposal of:
Loans	856	645	878
Available-for-sale debt securities	14	10	(147)
Equity securities	-	44	-
Premises and equipment	(13)	(18)	(164)
Total other income	10,193	9,200	8,367
Other expenses:
Salaries and employee benefits	14,761	13,678	13,072
Premises and equipment	4,124	3,775	3,838
Advertising and marketing	1,610	1,656	1,859
Professional services	1,362	1,606	1,863
Data processing and communication	1,765	1,470	1,233
Automated transaction processing	877	784	735
Merger-related expenses	440	-	-
Office supplies and postage	413	399	460
FDIC assessment	133	267	267
PA shares tax	303	242	262
Loan collection	264	132	224
Other real estate owned	121	177	200
Other	748	886	823
Total other expenses	26,921	25,072	24,836
Income before income taxes	13,902	13,135	9,922
Provision for income taxes	2,326	2,129	1,206
Net income	$11,576	$11,006	$8,716
Per share data :
Net income - basic	$3.06	$2.93	$2.35
Net income - diluted	$3.03	$2.90	$2.33
Dividends	$1.06	$0.98	$0.88

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
	Years ended December 31,
(dollars in thousands)	2019	2018	2017

Net income	$11,576	$11,006	$8,716

Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available-for-sale debt securities	5,960	(3,127)	44
Reclassification adjustment for net (gains) losses realized in income	(14)	(10)	147
Net unrealized gain (loss)	5,946	(3,137)	191
Tax effect	(1,249)	659	(65)
Unrealized gain (loss), net of tax	4,697	(2,478)	126
Other comprehensive income (loss), net of tax	4,697	(2,478)	126
Total comprehensive income, net of tax	$16,273	$8,528	$8,842

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the years ended December 31, 2019, 2018 and 2017
				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total

Balance, December 31, 2016	2,453,805	$27,155	$52,095	$1,381	$80,631
Net income			8,716		8,716
Other comprehensive income				126	126
Effect of adopting ASU 2018-02			(297)	297	-
Issuance of common stock through Employee Stock Purchase Plan	4,085	126			126
Issuance of common stock through Dividend Reinvestment Plan	7,744	331			331
Issuance of common stock from vested restricted share grants through stock compensation plans	9,657
Issuance of common stock through exercise of stock options	16,000	416			416
Stock-based compensation expense		333			333
Issuance of common stock from stock split	1,243,187
Cash in lieu of fractional shares paid due to the stock split			(11)		(11)
Cash dividends declared			(3,285)		(3,285)
Balance, December 31, 2017	3,734,478	$28,361	$57,218	$1,804	$87,383
Net income			11,006		11,006
Other comprehensive loss				(2,478)	(2,478)
Effect of adopting ASU 2016-01			421	(421)	-
Issuance of common stock through Employee Stock Purchase Plan	6,783	149			149
Issuance of common stock through Dividend Reinvestment Plan	5,486	311			311
Issuance of common stock from vested restricted share grants through stock compensation plans	9,994
Issuance of common stock through exercise of stock options and SSARs	2,685	14			14
Stock-based compensation expense		880			880
Cash dividends declared			(3,708)		(3,708)
Balance, December 31, 2018	3,759,426	$29,715	$64,937	$(1,095)	$93,557
Net income			11,576		11,576
Other comprehensive income				4,697	4,697
Effect of adopting ASU 2016-02			(91)		(91)
Issuance of common stock through Employee Stock Purchase Plan	4,535	175			175
Issuance of common stock from vested restricted share grants through stock compensation plans	15,574
Issuance of common stock through exercise of SSARs	1,965
Stock-based compensation expense		958			958
Cash dividends declared			(4,037)		(4,037)
Balance, December 31, 2019	3,781,500	$30,848	$72,385	$3,602	$106,835

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
	Years ended December 31,
(dollars in thousands)	2019	2018	2017

Cash flows from operating activities:
Net income	$11,576	$11,006	$8,716
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	3,301	3,029	3,113
Provision for loan losses	1,085	1,450	1,450
Deferred income tax expense	341	1,019	(666)
Stock-based compensation expense	817	749	550
Excess tax benefit from exercise of stock options/SSARs	23	28	96
Proceeds from sale of loans held-for-sale	52,718	32,721	43,350
Originations of loans held-for-sale	(42,328)	(34,858)	(38,624)
Earnings from bank-owned life insurance	(647)	(598)	(581)
Net gain from sales of loans	(856)	(645)	(878)
Net (gain) loss from sales of investment securities	(14)	(54)	147
Net loss from sale and write-down of foreclosed assets held-for-sale	44	90	79
Net loss from write-down and disposal of bank premises and equipment	13	18	164
Operating lease payments	81	-	-
Change in:
Accrued interest receivable	(10)	(486)	(536)
Other assets	420	(2,503)	(3,989)
Accrued interest payable and other liabilities	(778)	2,684	1,496
Net cash provided by operating activities	25,786	13,650	13,887

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	10,952	13,514	5,970
Proceeds from maturities, calls and principal pay-downs	35,045	20,434	20,578
Purchases	(43,384)	(63,571)	(55,016)
Decrease (increase) in FHLB stock	1,956	(3,507)	(226)
Net increase in loans and leases	(36,912)	(81,887)	(44,584)
Principal portion of lease payments received under direct finance leases	3,170	-	-
Purchase of life insurance policies	(2,000)	-	(8,000)
Purchases of bank premises and equipment	(4,128)	(3,572)	(921)
Proceeds from sale of bank premises and equipment	240	8	6
Proceeds from sale of foreclosed assets held-for-sale	1,065	1,462	534
Net cash used in investing activities	(33,996)	(117,119)	(69,842)

Cash flows from financing activities:
Net increase in deposits	65,554	40,037	12,878
Net (decrease) increase in short-term borrowings	(38,527)	57,864	14,278
Proceeds from issuance of FHLB advances	-	15,000	25,704
Repayment of FHLB advances	(16,704)	(4,500)	(4,500)
Repayment of finance lease obligation	(73)	(38)	-
Proceeds from employee stock purchase plan participants	175	149	126
Exercise of stock options	-	14	416
Dividends paid	(4,037)	(3,397)	(2,954)
Cash paid in lieu of fractional shares	-	-	(11)
Net cash provided by financing activities	6,388	105,129	45,937
Net (decrease) increase in cash and cash equivalents	(1,822)	1,660	(10,018)
Cash and cash equivalents, beginning	17,485	15,825	25,843

Cash and cash equivalents, ending	$15,663	$17,485	$15,825

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
	Years ended December 31,
(dollars in thousands)	2019	2018	2017
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$7,440	$4,689	$3,058
Income tax	1,950	600	2,700
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized gains on available-for-sale securities	5,946	(3,137)	191
Transfers from loans to foreclosed assets held-for-sale	1,288	781	280
Transfers from loans to loans held-for-sale	6,038	1,204	3,821
Transfers from premises and equipment to other assets held-for-sale	-	253	-
Right-of-use asset	6,211	-	-
Lease liability	6,710	-	-

Acquisition of West Scranton Branch from Wayne Bank			March 17, 2017
Non-cash assets acquired:
Loans			$1,574
Bank premises and equipment			264
Goodwill			209
Accrued interest receivable and other assets			4
Total non-cash assets acquired			$2,051
Liabilities assumed:
Deposits			$13,809
Accrued interest payable and other liabilities			59
Total liabilities assumed			$13,868

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

NATURE OF OPERATIONS

The Company provides a full range of banking, trust and financial services to individuals, small businesses and corporate customers.  Its primary market areas are Lackawanna and Luzerne Counties, Pennsylvania.  The Company's primary deposit products are demand deposits and interest-bearing time, money market and savings accounts.  It offers a full array of loan products to meet the needs of retail and commercial customers.  The Company is subject to regulation by the Federal Deposit Insurance Corporation (FDIC) and the Pennsylvania Department of Banking.

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

HELD-TO-MATURITY SECURITIES

Debt securities, for which the Company has the positive intent and ability to hold to maturity, are reported at cost.  Premiums and discounts are amortized or accreted, as a component of interest income over the life of the related security as an adjustment to yield using the interest method.  The Company did not have any held-to-maturity securities at December 31, 2019 or 2018.

TRADING SECURITIES

Debt securities held principally for resale in the near-term, or trading securities, are recorded at their fair values.  Unrealized gains and losses are included in other income.  The Company did not have investment securities held for trading purposes during 2019 or 2018.

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

Commitments to sell one-to-four family residential mortgage loans are made primarily during the period between the intent to proceed and the closing of the mortgage loan.  The timing of making these sale commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing.  Most of these sales commitments are made on a best-efforts basis whereby the Company is only obligated to sell the mortgage if the mortgage loan is approved and closed by the Company.  Commitments to fund mortgage loans (rate lock commitments) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  Fair values of these derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked.  The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.  Changes in the fair values of these derivatives are included in gains or losses on sales of loans.  The fair value of these derivative instruments was not significant at December 31, 2019 and 2018.

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

AUTOMOBILE LEASING

Financing of automobiles, provided to customers under lease arrangements of varying terms, are accounted for as direct finance leases.  Interest on automobile direct finance leasing is determined using the interest method.  Generally, the interest method is used to arrive at a level effective yield over the life of the lease.    The lease residual and the lease receivable, net of unearned lease income, are recorded within loans and leases on the balance sheet.

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

BANK PREMISES AND EQUIPMENT

Land is carried at cost.  Bank premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improved property.  The Company leases several branches which are classified as operating leases.  The Company also leases three stand-alone ATMs which are classified as operating leases and equipment which is classified as capital leases.  In most circumstances, management expects that in the normal course of business, leases will be renewed or replaced by other leases.  Rent expense is recognized on the straight-line method over the term of the lease.

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

Goodwill is reviewed for impairment annually as of November 30 and between annual tests when events and circumstances indicate that impairment may have occurred.  Goodwill impairment exists when the carrying amount of a reporting unit exceeds its fair value.  A qualitative test can be performed to determine whether it is more likely than not that the fair value of the Company is less than its carrying amount, including goodwill.  In this qualitative assessment, the Company evaluates events and circumstances which include general banking industry conditions and trends, the overall financial performance of the Company, the performance of the Company’s common stock and key financial performance metrics of the Company.  If the qualitative review indicates that it is not more likely than not that the carrying value exceeds its fair value, no further evaluation needs to be performed.  If the results of the qualitative review indicate it is more likely than not that the fair value is less than the carrying value, then the Company performs a quantitative impairment test.  During 2019, the Company determined it is not more likely than not that the carrying value exceeds its carrying value therefore no quantitative analysis was necessary.

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

The benefit of a tax position is recognized on the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  For tax positions not meeting the more likely than not threshold, no tax benefit is recorded.  Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  The Company had no material unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2019, 2018 or 2017, respectively.

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

2.CASH

The Company is required by the Federal Reserve Bank to maintain average reserve balances based on a percentage of deposits.  The amounts of those reserve requirements on December 31, 2019 and 2018 were $0.7 million and $1.4 million, respectively.

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

As of and for the year ended December 31, 2019
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	debt securities
Beginning balance	$(1,095)

Other comprehensive income before reclassifications, net of tax	4,708
Amounts reclassified from accumulated other comprehensive income, net of tax	(11)
Net current-period other comprehensive income	4,697
Ending balance	$3,602

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

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated			Affected line item in the statement
(dollars in thousands)	other comprehensive income			where net income is presented

	2019	2018	2017

Unrealized gains (losses) on AFS debt securities	$14	$10	$(147)	Gain (loss) on sale of investment securities
Income tax effect	(3)	(2)	50	Provision for income taxes
Total reclassifications for the period	$11	$8	$(97)	Net income

4.INVESTMENT SECURITIES

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

Amortized cost and fair value of investment securities as of the period indicated are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2019
Available-for-sale debt securities:
Agency - GSE	$5,941	$218	$-	$6,159
Obligations of states and political subdivisions	51,857	2,871	(10)	54,718
MBS - GSE residential	122,759	1,609	(128)	124,240

Total available-for-sale debt securities	$180,557	$4,698	$(138)	$185,117

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2018
Available-for-sale debt securities:
Agency - GSE	$5,926	$8	$(17)	$5,917
Obligations of states and political subdivisions	51,603	1,259	(287)	52,575
MBS - GSE residential	126,667	266	(2,615)	124,318

Total available-for-sale debt securities	$184,196	$1,533	$(2,919)	$182,810

The Company adopted ASU 2016-01, Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities effective January 1, 2018. The Company sold all of its equity securities during the first half of 2018.

Some of the Company’s debt securities are pledged to secure trust funds, public deposits, short-term borrowings, FHLB advances, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law.

The amortized cost and fair value of debt securities at December 31, 2019 by contractual maturity are shown below:

	Amortized	Fair
(dollars in thousands)	cost	value
Available-for-sale securities:
Debt securities:
Due in one year or less	$3,499	$3,530
Due after one year through five years	6,853	7,136
Due after five years through ten years	1,002	1,003
Due after ten years	46,444	49,208

MBS - GSE residential	122,759	124,240

Total available-for-sale debt securities	$180,557	$185,117

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

Gross realized gains and losses from sales, determined using specific identification, for the periods indicated were as follows:

	December 31,
(dollars in thousands)	2019	2018	2017

Gross realized gain	$104	$114	$-
Gross realized loss	(90)	(60)	(147)
Net gain (loss)	$14	$54	$(147)

The following table presents the fair value and gross unrealized losses of investments aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of the period indicated:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

December 31, 2019
Obligations of states and political subdivisions	$2,867	$(10)	$-	$-	$2,867	$(10)
MBS - GSE residential	5,084	(19)	16,518	(109)	21,602	(128)
Total	$7,951	$(29)	$16,518	$(109)	$24,469	$(138)
Number of securities	5		12		17

December 31, 2018
Agency - GSE	$3,937	$(17)	$-	$-	$3,937	$(17)
Obligations of states and political subdivisions	6,123	(91)	8,447	(196)	14,570	(287)
MBS - GSE residential	25,612	(353)	74,864	(2,262)	100,476	(2,615)
Total	$35,672	$(461)	$83,311	$(2,458)	$118,983	$(2,919)
Number of securities	31		69		100

The Company had seventeen debt securities in an unrealized loss position at December 31, 2019, including fourteen mortgage-backed securities and three municipal securities.  The severity of these unrealized losses based on their underlying cost basis was as follows at December 31, 2019: 0.59% for total MBS-GSE; and 0.34% for municipals.  Of these securities, twelve mortgage-backed securities had been in an unrealized loss position in excess of 12 months. The changes in the prices on these securities in an unrealized loss position in excess of 12 months are the result of interest rate movement and management believes they are temporary in nature.

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

For all debt securities, as of December 31, 2019, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and nor any conditions were identified by management that, more likely than not, would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5.LOANS AND LEASES

The classifications of loans and leases at December 31, 2019 and 2018 are summarized as follows:

(dollars in thousands)	2019	2018
Commercial and industrial	$122,594	$126,884
Commercial real estate:
Non-owner occupied	99,801	95,515
Owner occupied	130,558	124,092
Construction	4,654	6,761
Consumer:
Home equity installment	36,631	32,729
Home equity line of credit	47,282	52,517
Auto loans	105,870	105,576
Direct finance leases	16,355	17,004
Other	5,634	6,314
Residential:
Real estate	167,164	145,951
Construction	17,770	15,749
Total	754,313	729,092
Less:
Allowance for loan losses	(9,747)	(9,747)
Unearned lease revenue	(903)	(1,028)
Loans and leases, net	$743,663	$718,317

Net deferred loan costs of $3.0 million and $2.6 million have been included in the carrying values of loans at December 31, 2019 and 2018, respectively.

Direct finance leases include the lease receivable and the guaranteed lease residual.  Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease.  Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate unpaid principal balance of mortgages serviced amounted to $302.3 million as of December 31, 2019 and $304.9 million as of December 31, 2018.  Mortgage servicing rights amounted to $1.0 million and $1.1 million as of December 31, 2019 and 2018, respectively.

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

Non-accrual loans, segregated by class, at December 31, were as follows:

(dollars in thousands)	2019	2018
Commercial and industrial	$336	$156
Commercial real estate:
Non-owner occupied	510	472
Owner occupied	1,447	1,634
Consumer:
Home equity installment	65	463
Home equity line of credit	294	34
Auto loans	16	25
Residential:
Real estate	1,006	1,514
Total	$3,674	$4,298

Troubled Debt Restructuring

A modification of a loan constitutes a troubled debt restructuring (TDR) when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Company considers all TDRs to be impaired loans.  The Company typically considers the following concessions when modifying a loan, which may include lowering interest rates below the market rate, temporary interest-only payment periods, term extensions at interest rates lower than the current market rate for new debt with similar risk and/or converting revolving credit lines to term loans. The Company typically does not forgive principal when granting a TDR modification.  Of the TDRs outstanding as of December 31, 2019 and 2018, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time.  Other than the TDRs that were placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

The following presents by class, information related to loans modified in a TDR:

	Loans modified as TDRs for the twelve months ended:
(dollars in thousands)	December 31, 2019			December 31, 2018

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Consumer home equity installment	-	$-	$-	1	$413	$356
Residential real estate	-	-	-	1	316	-
Total	-	$-	$-	2	$729	$356

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

The following presents by class, loans modified as a TDR that subsequently defaulted (i.e. 90 days or more past due following a modification) during the periods indicated:

Loans modified as a TDR within the previous twelve months that subsequently defaulted during the twelve months ended:
(dollars in thousands)	December 31, 2019		December 31, 2018

	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
Consumer home equity installment	-	$-	1	$413
Residential real estate	-	-	1	316
Total	-	$-	2	$729

In the above table, the period end balances are inclusive of all partial pay downs and charge-offs since the modification date.

The allowance for loan losses (allowance) may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price.  If the loan is collateral dependent, the estimated fair value of the collateral is used to establish the allowance.  As of December 31, 2019 and 2018, respectively, the allowance for impaired loans that have been modified in a TDR was $0.2 million and $0.8 million, respectively.

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

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2019	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$33	$171	$336	$540	$122,054	$122,594		$-
Commercial real estate:
Non-owner occupied	-	70	510	580	99,221	99,801		-
Owner occupied	180	89	1,447	1,716	128,842	130,558		-
Construction	-	-	-	-	4,654	4,654		-
Consumer:
Home equity installment	-	5	65	70	36,561	36,631		-
Home equity line of credit	49	-	294	343	46,939	47,282		-
Auto loans	316	46	16	378	105,492	105,870		-
Direct finance leases	59	79	-	138	15,314	15,452	(2)	-
Other	15	1	-	16	5,618	5,634		-
Residential:
Real estate	29	224	1,006	1,259	165,905	167,164		-
Construction	-	-	-	-	17,770	17,770		-
Total	$681	$685	$3,674	$5,040	$748,370	$753,410		$-

 (1) Includes non-accrual loans.  (2) Net of unearned lease revenue of $0.9 million. (3) Includes net deferred loan costs of $3.0 million.

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2018	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$1,711	$135	$156	$2,002	$124,882	$126,884		$-
Commercial real estate:
Non-owner occupied	388	113	472	973	94,542	95,515		-
Owner occupied	263	513	1,634	2,410	121,682	124,092		-
Construction	-	-	-	-	6,761	6,761		-
Consumer:
Home equity installment	50	182	463	695	32,034	32,729		-
Home equity line of credit	725	175	34	934	51,583	52,517		-
Auto loans	262	86	25	373	105,203	105,576		-
Direct finance leases	116	-	-	116	15,860	15,976	(2)	-
Other	79	10	1	90	6,224	6,314		1
Residential:
Real estate	557	573	1,514	2,644	143,307	145,951		-
Construction	-	-	-	-	15,749	15,749		-
Total	$4,151	$1,787	$4,299	$10,237	$717,827	$728,064		$1
 (1) Includes non-accrual loans.  (2) Net of unearned lease revenue of $1.0 million. (3) Includes net deferred loan costs of $2.6 million.

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

At December 31, 2019, impaired loans totaled $4.7 million consisting of $1.0 million in accruing TDRs and $3.7 million in non-accrual loans. At December 31, 2018, impaired loans totaled $6.1 million consisting of $1.8 million in accruing TDRs and $4.3 million in non-accrual loans.  As of December 31, 2019, the non-accrual loans included two TDRs to two unrelated borrowers totaling $0.6 million compared with four TDRs to three unrelated borrowers totaling $1.7 million as of December 31, 2018.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2019
Commercial and industrial	$336	$336	$-	$336	$221
Commercial real estate:
Non-owner occupied	1,047	333	591	924	232
Owner occupied	2,336	1,052	972	2,024	194
Consumer:
Home equity installment	106	-	65	65	-
Home equity line of credit	362	88	206	294	87
Auto loans	32	-	16	16	-
Residential:					-
Real estate	1,053	678	328	1,006	174
Total	$5,272	$2,487	$2,178	$4,665	$908

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2018
Commercial and industrial	$251	$156	$24	$180	$41
Commercial real estate:
Non-owner occupied	1,176	715	269	984	36
Owner occupied	3,266	1,473	1,455	2,928	559
Consumer:
Home equity installment	496	414	49	463	356
Home equity line of credit	74	33	1	34	16
Auto loans	31	17	8	25	10
Residential:
Real estate	2,091	29	1,485	1,514	2
Total	$7,385	$2,837	$3,291	$6,128	$1,020

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

	December 31, 2019			December 31, 2018
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$226	$1	$-	$192	$2	$-
Commercial real estate:
Non-owner occupied	914	185	-	1,976	98	-
Owner occupied	2,504	40	-	2,578	77	-
Construction	-	-	-	107	205	-
Consumer:
Home equity installment	129	2	-	373	5	-
Home equity line of credit	184	-	-	140	10	-
Auto Loans	39	-	-	31	3	-
Other	-	-	-	4	-	-
Residential:
Real estate	1,212	19	-	1,322	37	-
Total	$5,208	$247	$-	$6,723	$437	$-

The average recorded investment for the year ended December 31, 2017 was $9.3 million.  There was also interest income recognized of $482 thousand and cash basis interest income recognized of $0.

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

The following table presents loans including $3.0 million and $2.6 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of December 31, 2019 and 2018, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

	December 31, 2019
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$115,585	$2,061	$4,948	$-	$122,594
Commercial real estate - non-owner occupied	92,016	1,360	6,425	-	99,801
Commercial real estate - owner occupied	121,887	2,065	6,606	-	130,558
Commercial real estate - construction	3,687	17	950	-	4,654
Total commercial	$333,175	$5,503	$18,929	$-	$357,607

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	December 31, 2019
(dollars in thousands)	Performing	Non-performing	Total

Consumer
Home equity installment	$36,566	$65	$36,631
Home equity line of credit	46,988	294	47,282
Auto loans	105,854	16	105,870
Direct finance leases (1)	15,452	-	15,452
Other	5,634	-	5,634
Total consumer	210,494	375	210,869
Residential
Real estate	166,158	1,006	167,164
Construction	17,770	-	17,770
Total residential	183,928	1,006	184,934
Total consumer & residential	$394,422	$1,381	$395,803

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

(2) Net of unearned lease revenue of $1.0 million.

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

Information related to the change in the allowance for loan losses and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the year ended December 31, 2019
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,432	$3,901	$2,548		$1,844	$22	$9,747
Charge-offs	(184)	(597)	(398)		(330)	-	(1,509)
Recoveries	32	317	67		8	-	424
Provision	204	312	(204)		756	17	1,085
Ending balance	$1,484	$3,933	$2,013		$2,278	$39	$9,747
Ending balance: individually evaluated for impairment	$221	$426	$87		$174	$-	$908
Ending balance: collectively evaluated for impairment	$1,263	$3,507	$1,926		$2,104	$39	$8,839
Loans Receivables:
Ending balance (2)	$122,594	$235,013	$210,869	(1)	$184,934	$-	$753,410
Ending balance: individually evaluated for impairment	$336	$2,948	$375		$1,006	$-	$4,665
Ending balance: collectively evaluated for impairment	$122,258	$232,065	$210,494		$183,928	$-	$748,745

(1) Net of unearned lease revenue of $0.9 million.  (2) Includes $3.0 million of net deferred loan costs.

As of and for the year ended December 31, 2018
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,374	$4,060	$2,063		$1,608	$88	$9,193
Charge-offs	(196)	(268)	(391)		(371)	-	(1,226)
Recoveries	77	42	211		-	-	330
Provision	177	67	665		607	(66)	1,450
Ending balance	$1,432	$3,901	$2,548		$1,844	$22	$9,747
Ending balance: individually evaluated for impairment	$41	$595	$382		$2	$-	$1,020
Ending balance: collectively evaluated for impairment	$1,391	$3,306	$2,166		$1,842	$22	$8,727
Loans Receivables:
Ending balance (2)	$126,884	$226,368	$213,112	(1)	$161,700	$-	$728,064
Ending balance: individually evaluated for impairment	$180	$3,912	$522		$1,514	$-	$6,128
Ending balance: collectively evaluated for impairment	$126,704	$222,456	$212,590		$160,186	$-	$721,936

(1) Net of unearned lease revenue of $1.0 million.  (2) Includes $2.6 million of net deferred loan costs.

As of and for the year ended December 31, 2017
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,075	$4,706	$1,834	$1,622	$127	$9,364
Charge-offs	(143)	(635)	(658)	(309)	-	(1,745)
Recoveries	10	47	67	-	-	124
Provision	432	(58)	820	295	(39)	1,450
Ending balance	$1,374	$4,060	$2,063	$1,608	$88	$9,193

Direct finance leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and subsequent related updates to revise the accounting for leases.  Additionally, the Company early adopted ASU 2019-01, Codification Improvements, as of January 1, 2019.  See Footnote 19, “Recent accounting pronouncements,” for additional information about adoption of these standards.  Lessor accounting was largely unchanged as a result of the standard.  Upon adoption of the standard, the lease residual was reclassified from other assets to direct finance leases within loans and leases in the current period and all comparative periods.  Additional disclosures required under the standard are included in this section and in Footnote 24, “Leases”.

The Company originates direct finance leases through two automobile dealerships.  The carrying amount of the Company’s lease receivables, net of unearned income, was $4.7 million and $4.9 million as of December 31, 2019 and 2018, respectively.  The residual value of the direct finance leases is fully guaranteed by the dealerships.  Residual values amounted to $10.8 million and $11.1 million at December 31, 2019 and 2018, respectively, and are included in the carrying value of direct finance leases.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2020	$6,505
2021	5,072
2022	3,379
2023	1,299
2024	100
2025 and thereafter	-
Total future minimum lease payments receivable	16,355
Less: Unearned income	(903)
Undiscounted cash flows to be received	$15,452

6.BANK PREMISES AND EQUIPMENT

Components of bank premises and equipment are summarized as follows:

	As of December 31,
(dollars in thousands)	2019	2018

Land	$2,865	$2,865
Bank premises	14,123	13,902
Furniture, fixtures and equipment	12,523	11,075
Leasehold improvements	9,372	7,263
Construction in process	559	631

Total	39,442	35,736

Less accumulated depreciation and amortization	(17,885)	(16,816)

Bank premises and equipment, net	$21,557	$18,920

Depreciation expense, which includes amortization of leasehold improvements, was $1.5 million, $1.3 million and $1.3 million for the years ended December 31, 2019, 2018 and 2017.  The estimated useful life was 40 years for bank premises, 3 to 7 years for furniture and fixtures and for leasehold improvements was the term of the lease.

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

7.DEPOSITS

The scheduled maturities of certificates of deposit as of December 31, 2019 were as follows:

(dollars in thousands)	Amount	Percent
2020	$86,159	74.1%
2021	18,026	15.5
2022	7,368	6.3
2023	1,145	1.0
2024	2,401	2.1
2025 and thereafter	1,112	1.0

Total	$116,211	100.0%

Certificates of deposit of $100,000 or more aggregated $70.7 million and $66.9 million as of December 31, 2019 and 2018, respectively.  Certificates of deposit of $250,000 or more aggregated $44.5 million and $38.4 million at December 31, 2019 and 2018, respectively.

As of December 31, 2019, investment securities with a combined fair value of $185.1 million and letters of credit with a notional value of $32.3 million were available to be pledged as qualifying collateral to secure public deposits and trust funds.  The Company required $99.7 million of the qualifying collateral to secure such deposits as of December 31, 2019 and the balance of $117.7 million was available for other pledging needs.

8.SHORT-TERM BORROWINGS

The components of short-term borrowings are summarized as follows:

	As of December 31,
(dollars in thousands)	2019	2018

Overnight borrowings	$37,839	$76,366

The maximum and average amounts of short-term borrowings outstanding and related interest rates as of the periods indicated are as follows:

	Maximum		Weighted-
	outstanding		average
	at any	Average	rate during	Rate at
(dollars in thousands)	month end	outstanding	the year	year-end
December 31, 2019
Overnight borrowings	$58,747	$35,243	2.49%	1.81%

Total	$58,747	$35,243

December 31, 2018
Overnight borrowings	$76,366	$27,893	2.38%	2.62%
Repurchase agreements	22,202	9,666	0.16	-

Total	$98,568	$37,559

December 31, 2017
Overnight borrowings	$46,737	$18,399	1.09%	1.56%
Repurchase agreements	17,179	10,274	0.20	0.18
Total	$63,916	$28,673

Overnight borrowings may include Fed funds purchased from correspondent banks, open repurchase agreements with the FHLB and borrowings at the Discount Window from the Federal Reserve Bank of Philadelphia (FRB).  Securities sold under agreements to repurchase, or repurchase agreements, are non-insured interest-bearing liabilities that have a perfected security interest in qualified investment securities of the Company.  Repurchase agreements are reflected at the amount of cash received in connection with the transaction.  The carrying value of the underlying qualified investment securities was approximately $12.2 million at December 31, 2017.  During the fourth quarter of 2018, the Company transferred all of the repurchase agreement accounts to interest-bearing checking accounts.

FHLB borrowings are collateralized by a blanket lien on all commercial and residential real estate loans.  At December 31, 2019, the Company had approximately $202.8 million available to borrow from the FHLB,  $21.0 million from correspondent banks and approximately $94.3 million that it could borrow at the FRB.

9.FHLB ADVANCES

During the third quarter of 2018, the Company utilized $15.0 million in borrowings with the FHLB to purchase securities matching a spread expected to produce a suitable after-tax return.

The maturity and weighted-average interest rate of FHLB advances as of the periods indicated is as follows:

	As of December 31, 2019
(dollars in thousands)	Amount	Rate

2020	$-	-%
2021	5,000	2.95
2022	5,000	2.99
2023	5,000	3.07
2024	-	-
Total	$15,000	3.01%

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

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during 2019, 2018 and 2017 under the 2012 stock incentive plans:

	2019			2018			2017
			Weighted-			Weighted-			Weighted-
			average			average			average
	Shares		grant date	Shares		grant date	Shares		grant date
	granted		fair value	granted		fair value	granted		fair value

Director plan	5,600	(3)	$54.69	8,400	(3)	$49.50	8,400	(2)	$26.17
Omnibus plan	7,251	(3)	54.69	10,800	(3)	45.83	4,749	(3)	23.93
Omnibus plan	50	(1)	58.08	50	(1)	49.50	75	(1)	26.17
Total	12,901		$54.70	19,250		$47.44	13,224		$25.36
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

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2016	8,400	13,562	21,962	$20.31
Granted	8,400	4,824	13,224	25.36
Forfeited	-	-	-
Vested	(8,400)	(6,082)	(14,482)	20.47
Non-vested balance at December 31, 2017	8,400	12,304	20,704	$23.59
Granted	8,400	10,850	19,250	47.44
Forfeited	-	-	-
Vested	(4,200)	(5,794)	(9,994)	23.69
Non-vested balance at December 31, 2018	12,600	17,360	29,960	$38.99
Granted	5,600	7,301	12,901	54.70
Forfeited	-	(126)	(126)	54.69
Vested	(7,000)	(8,574)	(15,574)	33.81
Non-vested balance at December 31, 2019	11,200	15,961	27,161	$49.48

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

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2016	29,014	$3.48	9.1
Granted	24,346	5.06	10.0
Exercised	-	-
Forfeited	-	-
Outstanding December 31, 2017	53,360	$4.20	8.5
Granted	38,941	13.73	10.0
Exercised	(3,051)	4.03
Forfeited	-	-
Outstanding December 31, 2018	89,250	$8.36	8.2
Granted	11,073	16.79	10.0
Exercised	(3,059)	3.48
Forfeited	-	-
Outstanding December 31, 2019	97,264	$9.47	7.5

Of the SSARs outstanding at December 31, 2019,  52,112 vested and were exercisable. SSARs vest over a three year period – 33% per year.

During 2019, there were 3,059 SSARs exercised.  The intrinsic value recorded for these SSARs was $10,631.  The tax deduction realized from the exercise of these SSARs was $108,134 resulting in a tax benefit of $22,708.  During 2018, there were 3,051 SSARs exercised. The intrinsic value recorded for these SSARs was $12,288.  The tax deduction realized from the exercise of these SSARs was $122,969 resulting in a tax benefit of $25,823.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income.  The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the years ended December 31, 2019, 2018 and 2017 and the unrecognized stock-based compensation expense as of December 31, 2019:

(dollars in thousands)	2019	2018	2017
Stock-based compensation expense:
Director stock incentive plan	$240	$237	$116
Omnibus stock incentive plan	611	500	194
Employee stock purchase plan	107	143	23
Total stock-based compensation expense	$958	$880	$333
In addition, during 2019, 2018 and 2017 the Company reversed accruals of ($0.1 million), ($0.1 million) and accrued $0.2 million in stock-based compensation expense for restricted stock and SSARs to be awarded under the Omnibus Plan.

As of
(dollars in thousands)	December 31, 2019
Unrecognized stock-based compensation expense:
Director plan	$364
Omnibus plan	781
Total unrecognized stock-based compensation expense	$1,145

The unrecognized stock-based compensation expense as of December 31, 2019 will be recognized ratably over the periods ended January 2022 and January 2022 for the Director Plan and the Omnibus Plan, respectively.

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

During the first quarter of 2018, there were 750 stock options exercised at a price of $18.50 per share.  The intrinsic value of these stock options was $2,585.  The tax deduction realized from the exercise of these options was $22,875 resulting in a tax benefit of $4,804.  During 2017, there were 21,750 stock options exercised at a price of $19.14 per share.  The intrinsic value of these stock options was $79,715.  The tax deduction realized from the exercise of these options was $363,392 resulting in a tax benefit of $123,553.  As of December 31, 2019, there were no stock options outstanding.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  As of December 31, 2019, 81,019 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

The Company also established the dividend reinvestment plan (the DRP) for its shareholders.  The DRP is designed to avail the Company’s stock at no transactional cost to its shareholders.  Cash dividends paid to shareholders who are enrolled in the DRP plus voluntary cash deposits received can be used to purchase shares, directly from the Company, from shares that become available in the open market or in negotiated transactions with third parties.  The Company has reserved 750,000 shares of its un-issued capital stock for issuance under the DRP.  As of December 31, 2019, there were 591,730 shares available for future issuance.

11.INCOME TAXES

Pursuant to the accounting guidelines related to income taxes, the Company has evaluated its material tax positions as of December 31, 2019 and 2018.  Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  In periods subsequent to December 31, 2019, determinations of potentially adverse material tax positions will be evaluated to determine whether an uncertain tax position may have previously existed or has been originated.  In the event an adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with the Internal Revenue Service (IRS) guidelines, and will be recorded as a component of other expenses in the Company’s consolidated statements of income.

As of December 31, 2019, there were no unrecognized tax benefits that, if recognized, would significantly affect the Company’s effective tax rate.  Also, there were no penalties and interest recognized in the consolidated statements of income in 2019, 2018 and 2017 as a result of management’s evaluation of whether an uncertain tax position may exist nor does the Company foresee a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the forthcoming twelve months.  Tax returns filed with the IRS are subject to review by law under a three-year statute of limitations.  The Company has not received notification from the IRS regarding adverse tax issues for the current year or from tax returns filed for tax years 2018, 2017 or 2016.

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

The following temporary differences gave rise to the net deferred tax liability, a component of other assets in the consolidated balance sheets, as of the periods indicated:

	As of December 31,
(dollars in thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$2,047	$2,047
Net unrealized losses on available-for-sale securities	-	291
Deferred interest from non-accrual assets	149	167
Operating lease liabilities	1,377	-
Other	556	697
Total	4,129	3,202

Deferred tax liabilities:
Net unrealized gains on available-for-sale securities	(958)	-
Loan fees and costs	(1,248)	(1,151)
Automobile leasing	(3,463)	(3,393)
Operating lease right-of-use assets	(1,265)	-
Depreciation	(685)	(416)
Mortgage loan servicing rights	(211)	(241)
Total	(7,830)	(5,201)
Deferred tax liability, net	$(3,701)	$(1,999)

The components of the total provision for income taxes for the years indicated are as follows:

	Years ended December 31,
(dollars in thousands)	2019	2018	2017

Current	$1,985	$1,110	$1,872
Deferred	341	1,019	(666)
Total provision for income taxes	$2,326	$2,129	$1,206

The deferred tax liability at December 31, 2017 included a $1.1 million credit to the provision for income taxes for the effects of the Tax Cuts and Jobs Act.

The reconciliation between the expected statutory income tax and the actual provision for income taxes is as follows:

	Years ended December 31,

(dollars in thousands)	2019	2018	2017
Expected provision at the statutory rate	$2,919	$2,758	$3,373
Tax-exempt income	(592)	(567)	(845)
Bank owned life insurance	(136)	(126)	(198)
Nondeductible interest expense	37	18	19
Nondeductible other expenses and other, net	98	43	(59)
Tax rate change adjustment	-	3	(1,084)
Actual provision for income taxes	$2,326	$2,129	$1,206

12.RETIREMENT PLAN

The Company has a defined contribution profit sharing 401(k) plan covering substantially all of its employees.  The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).  Contributions to the plan approximated $0.5 million, $0.4 million and $0.4 million in 2019, 2018 and 2017.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments:

December 31, 2019
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$15,663	$15,663	$15,663	$-	$-
Available-for-sale debt securities	185,117	185,117	-	185,117	-
FHLB stock	4,383	4,383	-	4,383	-
Loans and leases, net	743,663	735,657	-	-	735,657
Loans held-for-sale	1,643	1,660	-	1,660	-
Accrued interest receivable	3,281	3,281	-	3,281	-
Financial liabilities:
Deposits with no stated maturities	719,526	719,526	-	719,526	-
Time deposits	116,211	115,993	-	115,993	-
Short-term borrowings	37,839	37,839	-	37,839	-
FHLB advances	15,000	15,430	-	15,430	-
Accrued interest payable	644	644	-	644	-

December 31, 2018
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$17,485	$17,485	$17,485	$-	$-
Available-for-sale debt securities	182,810	182,810	-	182,810	-
FHLB stock	6,339	6,339	-	6,339	-
Loans and leases, net	718,317	697,729	-	-	697,729
Loans held-for-sale	5,707	5,789	-	5,789	-
Accrued interest receivable	3,271	3,271	-	3,271	-
Financial liabilities:
Deposits with no stated maturities	653,897	653,897	-	653,897	-
Time deposits	116,286	114,876	-	114,876	-
Short-term borrowings	76,366	76,366	-	76,366	-
FHLB advances	31,704	31,698	-	31,698	-
Accrued interest payable	530	530	-	530	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$6,159	$-	$6,159	$-
Obligations of states and political subdivisions	54,718	-	54,718	-
MBS - GSE residential	124,240	-	124,240	-
Total available-for-sale debt securities	$185,117	$-	$185,117	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$5,917	$-	$5,917	$-
Obligations of states and political subdivisions	52,575	-	52,575	-
MBS - GSE residential	124,318	-	124,318	-
Total available-for-sale debt securities	$182,810	$-	$182,810	$-

Debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the periods ending December 31, 2019 and December 31, 2018, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending December 31, 2019 and December 31, 2018, respectively.

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2019	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,579	$-	$-	$1,579
Other real estate owned	350	-	-	350
Other repossessed assets	20	-	-	20
Total	$1,949	$-	$-	$1,949

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2018	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,817	$-	$-	$1,817
Other real estate owned	184	-	-	184
Total	$2,001	$-	$-	$2,001

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

At December 31, 2019 and 2018, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -21.56% to -84.98% and from -16.70% to -57.89%, respectively.  The weighted average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -29.11% as of December 31, 2019 and -44.42% as of December 31, 2018, respectively.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  Appraisals form the basis for determining the net realizable value from these properties.  Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At December 31, 2019 and December 31, 2018, the discounts applied to the appraised values of ORE ranged from -26.94% and -89.48% and from -18.47% to -68.96%, respectively.  As of December 31, 2019, and December 31, 2018, the weighted average of discount to the appraisal values of ORE amounted to -48.65% and -45.83%, respectively.

At December 31, 2019, other repossessed assets consisted of two automobiles, totaling $20 thousand. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.  There were no other repossessed assets at December 31, 2018.

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

The notional amount of the Company’s financial instruments with off-balance sheet risk was as follows:

	December 31,
(dollars in thousands)	2019	2018
Off-balance sheet financial instruments:
Commitments to extend credit	$143,558	$144,710
Standby letters of credit	7,287	2,690

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

The following table summarizes outstanding financial letters of credit as of December 31, 2019:

		More than
	Less than	one year to	Over five
(dollars in thousands)	one year	five years	years	Total
Secured by:
Collateral	$3,149	$363	$1,007	$4,519
Bank lines of credit	2,405	-	-	2,405
	5,554	363	1,007	6,924
Unsecured	363	-	-	363
Total	$5,917	$363	$1,007	$7,287

The Company has not incurred losses on its commitments in 2019, 2018 or 2017.

14.EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock options and stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued stock options or SSARs were exercised and converted into common stock.  As of the years ended December 31, 2019, 2018 and 2017, there were 32,091,  29,301 and 14,300 potentially dilutive shares related to issued and unexercised stock options and SSARs.  For restricted stock, dilution would occur from the Company’s previously granted but unvested shares.  There were 10,720,  13,893 and 9,619 potentially dilutive shares related to unvested restricted share grants as of the years ended December 31, 2019, 2018 and 2017, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the years indicated:

	Years ended December 31,
	2019	2018	2017
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$11,576	$11,006	$8,716
Weighted-average common shares outstanding	3,779,582	3,752,704	3,711,490
Basic EPS	$3.06	$2.93	$2.35

Diluted EPS:
Net income available to common shareholders	$11,576	$11,006	$8,716
Weighted-average common shares outstanding	3,779,582	3,752,704	3,711,490
Potentially dilutive common shares	42,811	43,194	23,919
Weighted-average common and potentially dilutive shares outstanding	3,822,393	3,795,898	3,735,409
Diluted EPS	$3.03	$2.90	$2.33

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements rising up to 2.50% by 2019.  As of December 31, 2019 and 2018, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The following table reflects the actual and required capital and the related capital ratios as of the periods indicated.  No amounts were deducted from capital for interest-rate risk in either 2019 or 2018.

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer*		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of December 31, 2019:

Total capital (to risk-weighted assets)
Consolidated	$111,910	15.8%	≥	$56,796	8.0%	≥	$74,545	10.5%		N/A	N/A
Bank	$112,188	15.8%	≥	$56,791	8.0%	≥	$74,538	10.5%	≥	$70,989	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$103,024	14.5%	≥	$31,948	4.5%	≥	$49,696	7.0%		N/A	N/A
Bank	$103,303	14.6%	≥	$31,945	4.5%	≥	$49,692	7.0%	≥	$46,143	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$103,024	14.5%	≥	$42,597	6.0%	≥	$60,346	8.5%		N/A	N/A
Bank	$103,303	14.6%	≥	$42,593	6.0%	≥	$60,340	8.5%	≥	$56,791	8.0%

Tier I capital (to average assets)
Consolidated	$103,024	10.4%	≥	$39,650	4.0%	≥	$39,650	4.0%		N/A	N/A
Bank	$103,303	10.3%	≥	$40,265	4.0%	≥	$40,265	4.0%	≥	$50,331	5.0%

As of December 31, 2018:

Total capital (to risk-weighted assets)
Consolidated	$103,201	14.8%	≥	$55,975	8.0%	≥	$69,094	9.9%		N/A	N/A
Bank	$103,313	14.8%	≥	$55,970	8.0%	≥	$69,088	9.9%	≥	$69,962	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$94,442	13.5%	≥	$31,486	4.5%	≥	$44,605	6.4%		N/A	N/A
Bank	$94,554	13.5%	≥	$31,483	4.5%	≥	$44,601	6.4%	≥	$45,475	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$94,442	13.5%	≥	$41,981	6.0%	≥	$55,100	7.9%		N/A	N/A
Bank	$94,554	13.5%	≥	$41,977	6.0%	≥	$55,095	7.9%	≥	$55,970	8.0%

Tier I capital (to average assets)
Consolidated	$94,442	9.8%	≥	$38,593	4.0%	≥	$38,593	4.0%		N/A	N/A
Bank	$94,554	9.8%	≥	$38,591	4.0%	≥	$38,591	4.0%	≥	$48,238	5.0%

* The minimums under Basel III increased by 0.625% (the capital conservation buffer) annually until 2019.

The Company’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations and Pennsylvania law limit the amount of dividends that may be paid from the Bank to the Company without prior approval of regulatory agencies.  Accordingly, at December 31, 2019, approximately $94.7 million was available for dividend distribution from the Bank to the Company in 2019.

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

	Years ended December 31,
(dollars in thousands)	2019	2018	2017
Balance, beginning	$6,542	$6,497	$7,849
Additions	1,864	1,314	1,111
Collections	(1,641)	(1,269)	(2,463)

Balance, ending	$6,765	$6,542	$6,497

As of December 31, 2019, 2018 and 2017, deposits from executive officers and directors approximated $14.8 million, $14.4 million and $14.3 million, respectively.

17.QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of quarterly results of operations for the years indicated:

	2019
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$9,655	$9,657	$10,008	$9,949	$39,269
Interest expense	(1,745)	(1,863)	(2,008)	(1,938)	(7,554)

Net interest income	7,910	7,794	8,000	8,011	31,715
Provision for loan losses	(255)	(255)	(320)	(255)	(1,085)
Gain (loss) on sale of investment securities	(4)	-	(2)	20	14
Other income	2,461	2,489	2,634	2,595	10,179
Other expenses	(6,770)	(6,435)	(6,643)	(7,073)	(26,921)
Income before taxes	3,342	3,593	3,669	3,298	13,902
Provision for income taxes	(540)	(591)	(611)	(584)	(2,326)
Net income	$2,802	$3,002	$3,058	$2,714	$11,576
Net income per share - basic	$0.74	$0.79	$0.82	$0.71	$3.06
Net income per share - diluted	$0.73	$0.79	$0.80	$0.71	$3.03

	2018
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$8,143	$8,535	$9,028	$9,624	$35,330
Interest expense	(884)	(1,012)	(1,317)	(1,660)	(4,873)

Net interest income	7,259	7,523	7,711	7,964	30,457
Provision for loan losses	(300)	(425)	(400)	(325)	(1,450)
Gain (loss) on write-down/sale of investment securities	(58)	107	5	-	54
Other income	2,341	2,264	2,278	2,263	9,146
Other expenses	(6,208)	(6,162)	(6,172)	(6,530)	(25,072)
Income before taxes	3,034	3,307	3,422	3,372	13,135
Provision for income taxes	(506)	(539)	(559)	(525)	(2,129)
Net income	$2,528	$2,768	$2,863	$2,847	$11,006
Net income per share - basic	$0.67	$0.74	$0.76	$0.76	$2.93
Net income per share - diluted	$0.67	$0.73	$0.75	$0.75	$2.90

	2017
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$7,366	$7,854	$7,928	$7,916	$31,064
Interest expense	(688)	(787)	(882)	(866)	(3,223)

Net interest income	6,678	7,067	7,046	7,050	27,841
Provision for loan losses	(325)	(225)	(375)	(525)	(1,450)
Loss on sale of investment securities	-	-	-	(147)	(147)
Other income	2,105	2,131	2,248	2,029	8,513
Other expenses	(5,797)	(6,051)	(6,035)	(6,953)	(24,836)
Income before taxes	2,661	2,922	2,884	1,455	9,922
(Provision) credit for income taxes	(681)	(739)	(658)	872	(1,206)
Net income	$1,980	$2,183	$2,226	$2,327	$8,716
Net income per share - basic	$0.53	$0.59	$0.60	$0.63	$2.35
Net income per share - diluted	$0.53	$0.59	$0.60	$0.61	$2.33

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU 2016-02 requires the recognition of a right-of-use asset and related lease liability by lessees for leases classified as operating leases under GAAP.  The Company made an election to exclude leases less than 12 months from the provisions of this ASU.  The Company also elected the “package of practical expedients” which allowed us not to reassess, under the new standard, lease classification, lease identification and initial direct costs.  The Company had several lease agreements, such as branch locations, which were considered operating leases, and therefore not recognized on the Company’s consolidated balance sheets.  The Company adopted this standard on January 1, 2019 and made an adjustment to add $4.1 million to the consolidated balance sheet as a right-of-use-asset, $4.6 million as a lease liability and reduced equity by ($0.1 million).  There was not any significant effect on the consolidated statements of income.  See Footnote 24, Leases, for more information regarding the adoption of this standard.

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

20.PARENT COMPANY ONLY

The following is the condensed financial information for Fidelity D & D Bancorp, Inc. on a parent company only basis as of and for the years indicated:

Condensed Balance Sheets	As of December 31,
(dollars in thousands)	2019	2018
Assets:
Cash	$63	$232
Investment in subsidiary	107,115	93,669
Other assets	107	106
Total	$107,285	$94,007

Liabilities and shareholders' equity:
Liabilities	$449	$450
Capital stock and retained earnings	103,234	94,652
Accumulated other comprehensive income (loss)	3,602	(1,095)
Total	$107,285	$94,007

Condensed Income Statements	Years ended December 31,
(dollars in thousands)	2019	2018	2017
Income:
Equity in undistributed earnings of subsidiary	$8,839	$9,273	$6,685
Dividends from subsidiary	4,037	2,723	2,574
Gain on sale of investment securities	-	44	-
Other income	-	11	22
Total income	12,876	12,051	9,281
Operating expenses	1,598	1,269	1,094
Income before taxes	11,278	10,782	8,187
Credit for income taxes	298	224	529
Net income	$11,576	$11,006	$8,716

Statements of Comprehensive Income	Years ended December 31,
(dollars in thousands)	2019	2018	2017
Bancorp net loss	$(1,300)	$(990)	$(542)
Equity in net income of subsidiary	12,876	11,996	9,258
Net income	11,576	11,006	8,716

Other comprehensive income (loss), before tax:
Unrealized holding gains on available-for-sale securities	-	-	197
Tax effect	-	-	(67)
Unrealized gain, net of tax	-	-	130
Equity in other comprehensive income (loss) of subsidiary	4,697	(2,478)	(4)
Other comprehensive income (loss), net of tax	4,697	(2,478)	126
Total comprehensive income, net of tax	$16,273	$8,528	$8,842

Condensed Statements of Cash Flows	Years ended December 31,
(dollars in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$11,576	$11,006	$8,716
Adjustments to reconcile net income to net cash used in operations:
Equity in earnings of subsidiary	(12,876)	(11,996)	(9,258)
Stock-based compensation expense	817	749	550
Deferred income tax	2	(60)	(69)
Gain on sale of investment securities	-	(44)	-
Changes in other assets and liabilities, net	137	12	(26)
Net cash used in operating activities	(344)	(333)	(87)

Cash flows provided by investing activities:
Dividends received from subsidiary	4,037	2,723	2,574
Proceeds from sales of investment securities	-	871	-
Net cash provided by investing activities	4,037	3,594	2,574

Cash flows used in financing activities:
Dividends paid, net of dividend reinvestment	(4,037)	(3,397)	(2,954)
Exercise of stock options	-	14	416
Withholdings to purchase capital stock	175	149	126
Cash paid in lieu of fractional shares	-	-	(11)
Net cash used in financing activities	(3,862)	(3,234)	(2,423)
Net change in cash	(169)	27	64

Cash, beginning	232	205	141

Cash, ending	$63	$232	$205

21.BUSINESS COMBINATION AND PENDING ACQUISITION

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

The Company recorded goodwill associated with the acquisition of the West Scranton branch of Wayne bank totaling $0.2 million.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Company did not recognize any impairment during 2019 or 2018.  For income tax purposes, goodwill will be deducted over a 15 year period.

Pending Acquisition

In December 2019, the Company announced an agreement and plan of reorganization to acquire MNB Corporation (“MNB”) in a transaction valued on December 6, 2019 at $78.5 million.  Under the terms of the agreement, MNB shareholders will receive as consideration 1.039 shares of Fidelity common stock for each share of MNB common stock that they own as of the closing date.  MNB is the holding company of Merchants Bank of Bangor (“Merchants Bank”) which operates 9 retail community banking offices in Northeastern and Eastern Pennsylvania.  Subject to the terms and conditions of the agreement, MNB will merge with and into the Company and Merchants Bank will merger with and into the Bank.  The merger which is subject to shareholder approval of the Company, MNB shareholder approval, regulatory approvals and other customary closing conditions, is currently expected to close in the second quarter of 2020.  In 2019, the Corporation incurred merger-related expenses totaling $440 thousand related to the planned acquisition of  MNB Corporation.  Non-recurring costs to facilitate the anticipated merger and integrate systems in 2020 are currently estimated to be $2.4 million.

22.EMPLOYEE BENEFITS

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers.  The policies are recorded at their cash surrender values.  Increases in cash surrender values are included in non-interest income in the consolidated statements of income.  In March 2019, the Company purchased an additional $2.0 million of BOLI.  The policies’ cash surrender value totaled $23.3 million and $20.6 million, respectively, as of December 31, 2019 and 2018 and is reflected as an asset on the consolidated balance sheets.  For the years ended December 31, 2019 and 2018, the Company has recorded income of $647 thousand and $598 thousand, respectively.

Officer Life Insurance

In 2017, the Bank entered into separate split dollar life insurance arrangements (Split Dollar Agreements) with eleven officers.  This plan provides each officer a specified death benefit should the officer die while in the Bank’s employ.  The Bank paid the insurance premiums in March 2017 and the arrangements were effective in March 2017.  In March 2019, the Bank entered into a new Split Dollar Agreement with one officer.    The Bank owns the policies and all cash values thereunder.  Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary.  As of December 31, 2019, the policies had total death benefits of $23.3 million of which $4.1 million would have been paid to the officer’s beneficiaries and the remaining $19.2 million would have been paid to the Bank.  In addition, four executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met.  As of December 31, 2019 and 2018, the Company accrued expenses of $107 thousand and $63 thousand for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement.  On March 20, 2019, the Bank entered into a SERP Agreement with one officer, pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2019 until normal retirement age.  As of December 31, 2019 and 2018, the Company accrued expenses of $1.4 million and $0.9 million in connection with the SERP.

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

Contract balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before the payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity already received payment (or payment is due) from the customer.  The Company’s non-interest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized.  The Company typically does not enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of December 31, 2019 and 2018, the Company did not have any significant contract balances.

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

24.LEASES

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

The Company’s operating leases, where the Company is lessee, include property, land and equipment.  As of December 31, 2019, six of the Company’s branch properties were leased under operating leases.  In four of the branch leases, the Company leases the land from an unrelated third party, and the buildings are the Company’s own capital improvement.  The Company also leases three standalone ATMs under operating leases.  Additionally, the Company has two equipment leases classified as finance leases.

The following is an analysis of the leased property under finance leases:

	Asset Balance at
	December 31,
(dollars in thousands)	2019	2018

Equipment	$397	$375
Less accumulated depreciation and amortization	(117)	(42)
Leased property under finance leases, net	$280	$333

The following is a schedule of future minimum lease payments under finance leases together with the present value of the net minimum lease payments as of December 31, 2019:

(dollars in thousands)	Amount

2020	$82
2021	82
2022	82
2023	56
2024	-
2025 and thereafter	-

Total minimum lease payments (a)	302

Less amount representing interest (b)	(16)

Present value of net minimum lease payments	$286

(a)	The future minimum lease payments have not been reduced by estimated executory costs (such as taxes and maintenance) since this amount was deemed immaterial by management.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate upon lease inception.

As of December 31, 2019, the Company leased its Green Ridge, Pittston, Peckville, Back Mountain, Mountaintop and Abington branches under the terms of operating leases.  The Abington branch has variable lease payments which are calculated as a percentage of the national prime rate of interest which are expensed as incurred.

(dollars in thousands)	December 31, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$75
Interest on lease liabilities	10
Operating lease cost	431
Short-term lease cost	18
Variable lease cost	(1)
Total lease cost	$533

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$10
Operating cash flows from operating leases (Fixed payments)	$349
Operating cash flows from operating leases (Liability reduction)	$85
Financing cash flows from finance leases	$73
Right-of-use assets obtained in exchange for new finance lease liabilities	$6,189
Right-of-use assets obtained in exchange for new operating lease liabilities	$22
Weighted-average remaining lease term - finance leases	3.67 yrs
Weighted average remaining lease term - operating leases	23.88 yrs
Weighted-average discount rate - finance leases	3.07%
Weighted-average discount rate - operating leases	3.78%

During 2019, $498 thousand of the total lease cost is included in premises and equipment expense and $35 thousand is included in other expenses on the consolidated statements of income.  Operating lease expense is recognized on a straight-line basis over the lease term.  We recognized both the interest expense and amortization expense for finance leases in premises and equipment expense since the interest expense portion was immaterial.

The future minimum lease payments for the Company’s branch network and equipment under operating leases that have lease terms in excess of one year as of December 31, 2019 are as follows:

(dollars in thousands)	Amount

2020	$397
2021	402
2022	408
2023	411
2024	413
2025 and thereafter	8,069

Total future minimum lease payments	10,100

Plus variable payment adjustment	97

Less amount representing interest	(3,641)

Present value of net future minimum lease payments	$6,556

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

(dollars in thousands)	Amount

2020	$194
2021	189
2022	60
2023	48
2024	51
2025 and thereafter	135

Total lease payments to be received	$677

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

	For the years ended December 31,
(dollars in thousands)	2019	2018
Lease income - direct finance leases
Interest income on lease receivables	$683	$580

Lease income - operating leases	239	217
Total lease income	$922	$797

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A:  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended December 31, 2019.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management determined that, as of December 31, 2019, the Company maintained effective internal control over financial reporting.

RSM US LLP, the independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2019 included in this report, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  This report is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B:  OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed with the SEC.

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

ITEM 11:  EXECUTIVE COMPENSATION

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2020 annual meeting of shareholders to be filed with the SEC.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2020 annual meeting of shareholders to be filed with the SEC.

Securities authorized for issuance under equity compensation plans

The following table summarizes the Company’s equity compensation plans as of December 31, 2019 that have been approved and not approved by Fidelity D & D Bancorp, Inc. shareholders:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2002 Employee Stock Purchase Plan	3,885	$56.45	84,480
2012 Omnibus Stock Incentive Plan	15,961	$47.65	705,463
2012 Omnibus Stock Incentive Plan	37,538	$38.20	705,463
2012 Director Stock Incentive Plan	11,200	$52.10	699,400
Equity compensation plans not approved by security holders - none	-	-	-
Total	68,584	$43.70	1,489,343

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this item is set forth in Footnote No. 16 “Related Party Transactions”, of Part II, Item 8 “Financial Statements and Supplementary Data”, and the information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2020 annual meeting of shareholders to be filed with the SEC.

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2020 annual meeting of shareholders to be filed with the SEC.

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

2.1 Agreement and Plan of Reorganization by and among Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank, MNB Corporation and Merchants Bank of Bangor dated as of December 9, 2019. Incorporated by reference to Annex A of the Registrant’s Registration Statement No. 333-236453 on Form S-4, filed with the Commission on February 14, 2020. (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Fidelity agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.)

*10.1 Registrant’s 2012 Dividend Reinvestment and Stock Repurchase Plan.  Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement No. 333-183216 on Form S-3 filed with the SEC on August 10, 2012 as amended February 3, 2014.

*10.2 Registrant’s 2002 Employee Stock Purchase Plan.  Incorporated by reference to Appendix A to Definitive proxy Statement filed with the SEC on March 28, 2002.

*10.3 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Daniel J. Santaniello, dated March 23, 2011.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.

*10.4 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Timothy P. O’Brien, dated March 23, 2011.  Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.

*10.5 2012 Omnibus Stock Incentive Plan.  Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.

*10.6 2012 Director Stock Incentive Plan.  Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.

*10.7 Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Salvatore R. DeFrancesco, Jr. dated as of March 17, 2016.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2016.

*10.8 Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Eugene J. Walsh dated as of March 29, 2017.  Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

*10.9 Form of Supplemental Executive Retirement Plan – Applicable to Daniel J. Santaniello and Salvatore R. DeFrancesco, Jr. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

*10.10 Form of Supplemental Executive Retirement Plan – Applicable to Eugene J. Walsh and Timothy P O’Brien. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

*10.11 Form of Split Dollar Life Insurance Agreement – Applicable to Daniel J. Santaniello, Salvatore R. DeFrancesco, Jr. and Eugene J. Walsh. Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

*10.12 Form of Split Dollar Life Insurance Agreement – Applicable to Timothy P O’Brien and Michael Pacyna. Incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

*10.13 Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Michael J. Pacyna dated as of March 20, 2019. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2019.

*10.14 Form of Supplemental Executive Retirement Plan for Michael J. Pacyna. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2019.

*10.15 Form of Split Dollar Life Insurance Agreement for Michael J. Pacyna. Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2019.

13 Annual Report to Shareholders.  Incorporated by reference to the 2019 Annual Report to Shareholders filed with the SEC on Form ARS.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Annual Report on Form 10-K for the year ended December 31, 2019, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of December 31, 2019 and 2018; Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017; Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017; Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017 and the Notes to the Consolidated Financial Statements.

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

FIDELITY D & D BANCORP, INC.
(Registrant)

Date: March 13, 2020	By:	/s/ Daniel J. Santaniello
Daniel J. Santaniello,
President and Chief Executive Officer

Date: March 13, 2020	By:	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Daniel J. Santaniello	March 13, 2020
Daniel J. Santaniello, President and Chief
Executive Officer

By:	/s/ Salvatore R. DeFrancesco, Jr.	March 13, 2020
Salvatore R. DeFrancesco, Jr., Treasurer
and Chief Financial Officer

By:	/s/ Brian J. Cali	March 13, 2020
Brian J. Cali, Chairman of the
Board of Directors and Director

By:	/s/ John T. Cognetti	March 13, 2020
John T. Cognetti, Secretary and Director

By:	/s/ David L. Tressler	March 13, 2020
David L. Tressler, Director

By:	/s/ Michael J. McDonald	March 13, 2020
Michael J. McDonald, Vice Chairman
of the Board of Directors and Director

By:	/s/ Mary E. McDonald	March 13, 2020
Mary E. McDonald, Assistant Secretary and Director

By:	/s/ Patrick J. Dempsey	March 13, 2020
Patrick J. Dempsey, Director

By:	/s/ Kristin Dempsey O’Donnell	March 13, 2020
Kristin Dempsey O’Donnell, Director

By:	/s/ Richard Lettieri	March 13, 2020
Richard Lettieri, Director

By:	/s/ William Joyce, Sr.	March 13, 2020
William Joyce, Sr., Director