Form 10-Q
period 2020-03-31
FIDELITY D & D BANCORP INC
filed 2020-05-11
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on April 30, 2020, the latest practicable date, was 3,799,213 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q March 31, 2020

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	March 31, 2020	December 31, 2019
Assets:
Cash and due from banks	$4,148	$14,583
Interest-bearing deposits with financial institutions	54,812	1,080
Total cash and cash equivalents	58,960	15,663
Available-for-sale securities	203,984	185,117
Federal Home Loan Bank stock	2,732	4,383
Loans and leases, net (allowance for loan losses of
$10,017 in 2020; $9,747 in 2019)	735,107	743,663
Loans held-for-sale (fair value $1,620 in 2020, $1,660 in 2019)	1,591	1,643
Foreclosed assets held-for-sale	116	369
Bank premises and equipment, net	21,412	21,557
Leased property under finance leases, net	260	280
Right-of-use assets	5,977	6,023
Cash surrender value of bank owned life insurance	23,426	23,261
Accrued interest receivable	3,239	3,281
Goodwill	209	209
Other assets	5,482	4,478
Total assets	$1,062,495	$1,009,927
Liabilities:
Deposits:
Interest-bearing	$675,719	$643,714
Non-interest-bearing	243,942	192,023
Total deposits	919,661	835,737
Accrued interest payable and other liabilities	8,910	7,674
Finance lease obligation	267	286
Operating lease liabilities	6,517	6,556
Short-term borrowings	-	37,839
FHLB advances	15,000	15,000
Total liabilities	950,355	903,092
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 3,797,646 in 2020; and 3,781,500 in 2019)	31,342	30,848
Retained earnings	73,948	72,385
Accumulated other comprehensive income	6,850	3,602
Total shareholders' equity	112,140	106,835
Total liabilities and shareholders' equity	$1,062,495	$1,009,927

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)
(dollars in thousands except per share data)	March 31, 2020	March 31, 2019
Interest income:
Loans and leases:
Taxable	$8,063	$7,891
Nontaxable	297	267
Interest-bearing deposits with financial institutions	12	15
Restricted regulatory securities	65	100
Investment securities:
U.S. government agency and corporations	846	960
States and political subdivisions (nontaxable)	423	422
States and political subdivisions (taxable)	5	-
Total interest income	9,711	9,655
Interest expense:
Deposits	1,516	1,331
Other short-term borrowings and other	75	271
FHLB advances	114	143
Total interest expense	1,705	1,745
Net interest income	8,006	7,910
Provision for loan losses	300	255
Net interest income after provision for loan losses	7,706	7,655
Other income:
Service charges on deposit accounts	559	539
Interchange fees	557	494
Service charges on loans	438	280
Fees from trust fiduciary activities	419	294
Fees from financial services	159	235
Fees and other revenue	250	256
Earnings on bank-owned life insurance	165	146
Gain (loss) on write-down, sale or disposal of:
Loans	215	218
Available-for-sale debt securities	-	(4)
Premises and equipment	(7)	(1)
Total other income	2,755	2,457
Other expenses:
Salaries and employee benefits	3,923	3,704
Premises and equipment	1,118	1,075
Data processing and communication	460	411
Advertising and marketing	434	399
Professional services	411	366
Merger-related expenses	273	19
Automated transaction processing	227	186
Office supplies and postage	106	105
PA shares tax	66	40
Loan collection	29	41
Other real estate owned	27	51
FDIC assessment	-	67
Other	230	306
Total other expenses	7,304	6,770
Income before income taxes	3,157	3,342
Provision for income taxes	523	540
Net income	$2,634	$2,802
Per share data :
Net income - basic	$0.69	$0.74
Net income - diluted	$0.69	$0.73
Dividends	$0.28	$0.26

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended
(Unaudited)	March 31,
(dollars in thousands)	2020	2019

Net income	$2,634	$2,802

Other comprehensive income, before tax:
Unrealized holding gain on available-for-sale debt securities	4,111	2,516
Reclassification adjustment for net losses realized in income	-	4
Net unrealized gain	4,111	2,520
Tax effect	(863)	(529)
Unrealized gain, net of tax	3,248	1,991
Other comprehensive income, net of tax	3,248	1,991
Total comprehensive income, net of tax	$5,882	$4,793

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the three months ended March 31, 2020 and 2019
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2018	3,759,426	$29,715	$64,937	$(1,095)	$93,557
Net income			2,802		2,802
Other comprehensive income				1,991	1,991
Effect of adopting ASU 2016-02			(107)		(107)
Issuance of common stock through Employee Stock Purchase Plan	4,535	175			175
Issuance of common stock from vested restricted share grants through stock compensation plans	15,049
Issuance of common stock through exercise of SSARs	1,965	-			-
Stock-based compensation expense		314			314
Cash dividends declared			(990)		(990)
Balance, March 31, 2019	3,780,975	$30,204	$66,642	$896	$97,742

Balance, December 31, 2019	3,781,500	$30,848	$72,385	$3,602	$106,835
Net income			2,634		2,634
Other comprehensive income				3,248	3,248
Issuance of common stock through Employee Stock Purchase Plan	3,885	219			219
Issuance of common stock from vested restricted share grants through stock compensation plans	12,261
Stock-based compensation expense		275			275
Cash dividends declared			(1,071)		(1,071)
Balance, March 31, 2020	3,797,646	$31,342	$73,948	$6,850	$112,140

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Three months ended March 31,
(dollars in thousands)	2020	2019

Cash flows from operating activities:
Net income	$2,634	$2,802
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	835	740
Provision for loan losses	300	255
Deferred income tax expense	442	218
Stock-based compensation expense	243	279
Excess tax benefit from exercise of SSARs	-	23
Proceeds from sale of loans held-for-sale	13,055	12,702
Originations of loans held-for-sale	(11,232)	(6,231)
Earnings from bank-owned life insurance	(165)	(146)
Net gain from sales of loans	(215)	(218)
Net loss from sales of investment securities	-	4
Net loss from sale and write-down of foreclosed assets held-for-sale	17	21
Net loss from write-down and disposal of bank premises and equipment	7	1
Operating lease payments	8	7
Change in:
Accrued interest receivable	42	(50)
Other assets	(903)	(633)
Accrued interest payable and other liabilities	(178)	(1,583)
Net cash provided by operating activities	4,890	8,191

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	7,765	4,705
Proceeds from maturities, calls and principal pay-downs	8,832	9,052
Purchases	(31,617)	(11,145)
Decrease in FHLB stock	1,651	2,676
Net decrease in loans and leases	5,837	12,129
Principal portion of lease payments received under direct finance leases	759	717
Purchase of life insurance policies	-	(2,000)
Purchases of bank premises and equipment	(271)	(334)
Proceeds from sale of foreclosed assets held-for-sale	236	26
Net cash used in investing activities	(6,808)	15,826

Cash flows from financing activities:
Net increase in deposits	83,924	55,102
Net decrease in short-term borrowings	(37,839)	(70,460)
Repayment of FHLB advances	-	(10,000)
Repayment of finance lease obligation	(18)	(19)
Proceeds from employee stock purchase plan participants	219	175
Dividends paid	(1,071)	(990)
Net cash provided by financing activities	45,215	(26,192)
Net increase (decrease) in cash and cash equivalents	43,297	(2,175)
Cash and cash equivalents, beginning	15,663	17,485

Cash and cash equivalents, ending	$58,960	$15,310

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)	Three months ended March 31,
(dollars in thousands)	2020	2019
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,784	$1,626
Income tax	-	-
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized gains on available-for-sale securities	4,111	2,520
Transfers from loans to foreclosed assets held-for-sale	-	277
Transfers from loans to loans held-for-sale	1,662	1,925
Security settlement pending	1,445	1,698
Right-of-use asset	-	4,133
Lease liability	-	4,540

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

Effective May 1, 2020, the Company completed its acquisition of MNB Corporation (MNB) and its wholly-owned subsidiary, Merchants Bank of Bangor.  At the effective time of the acquisition, MNB merged with and into the Company with the Company surviving the merger.  In addition, Merchants Bank of Bangor merged with and into the Bank with the Bank as the surviving bank.  With the combination of the two organizations, the Company, on a consolidated basis, has approximately $1.6 billion in assets, $1.4 billion in deposits, and $1.1 billion in loans with 21 community banking offices located in the counties of Lackawanna, Luzerne and Northampton in Pennsylvania and a Wealth Management office in Schuylkill and Lebanon Counties in Pennsylvania.  Further discussion of the acquisition of MNB can be found in Footnote 9, “Acquisition”.

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

For additional information and disclosures required under GAAP, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

In the opinion of management, the consolidated balance sheets as of March 31, 2020 and December 31, 2019 and the related consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in shareholders’ equity for the three months ended March 31, 2020 and 2019, and consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 present fairly the financial condition and results of operations of the Company.  All material adjustments required for a fair presentation have been made.  These adjustments are of a normal recurring nature.  Certain reclassifications have been made to the 2019 financial statements to conform to the 2020 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after March 31, 2020 through the date these consolidated financial statements were issued.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019, and the notes included therein, included within the Company’s Annual Report filed on Form 10-K.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses at March 31, 2020 is adequate and reasonable to cover incurred losses.  Given the subjective nature of identifying and estimating loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB).  Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained.  On occasion, the Company may transfer loans from the loan portfolio to loans HFS.  Under these circumstances, pricing may be obtained from other entities and the residential mortgage loans are transferred at the lower of cost or market value and simultaneously sold.  For other loans transferred to HFS, pricing may be obtained from other entities or modeled and the other loans are transferred at the lower of cost or market value and then sold.  As of March 31, 2020 and December 31, 2019, loans classified as HFS consisted of residential mortgage loans.

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

As of and for the three months ended March 31, 2020
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	debt securities
Beginning balance	$3,602

Other comprehensive income before reclassifications, net of tax	3,248
Amounts reclassified from accumulated other comprehensive income, net of tax	-
Net current-period other comprehensive income	3,248
Ending balance	$6,850

As of and for the three months ended March 31, 2019
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	securities
Beginning balance	$(1,095)

Other comprehensive income before reclassifications, net of tax	1,988
Amounts reclassified from accumulated other comprehensive income, net of tax	3
Net current-period other comprehensive income	1,991
Ending balance	$896

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated		Affected line item in the statement
(dollars in thousands)	other comprehensive income		where net income is presented
	For the three months ended
	March 31,
	2020	2019

Unrealized gains (losses) on AFS debt securities	$-	$(4)	Gain (loss) on sale of investment securities
Income tax effect	-	1	Provision for income taxes
Total reclassifications for the period	$-	$(3)	Net income

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

The amortized cost and fair value of investment securities at March 31, 2020 and December 31, 2019 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
March 31, 2020
Available-for-sale debt securities:
Agency - GSE	$5,945	$411	$-	$6,356
Obligations of states and political subdivisions	52,813	3,441	-	56,254
MBS - GSE residential	136,555	4,819	-	141,374

Total available-for-sale debt securities	$195,313	$8,671	$-	$203,984

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2019
Available-for-sale debt securities:
Agency - GSE	$5,941	$218	$-	$6,159
Obligations of states and political subdivisions	51,857	2,871	(10)	54,718
MBS - GSE residential	122,759	1,609	(128)	124,240

Total available-for-sale debt securities	$180,557	$4,698	$(138)	$185,117

The amortized cost and fair value of debt securities at March 31, 2020 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Available-for-sale securities:
Debt securities:
Due in one year or less	$3,580	$3,594
Due after one year through five years	6,868	7,336
Due after five years through ten years	1,625	1,675
Due after ten years	46,685	50,005

MBS - GSE residential	136,555	141,374

Total available-for-sale debt securities	$195,313	$203,984

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

The following table presents the fair value and gross unrealized losses of debt securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of December 31, 2019:

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

The Company had no debt securities in an unrealized loss position at March 31, 2020.

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

For all debt securities, as of March 31, 2020, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and nor any conditions were identified by management that, more likely than not, would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5.  Loans and leases

The classifications of loans and leases at March 31, 2020 and December 31, 2019 are summarized as follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Commercial and industrial	$118,140	$122,594
Commercial real estate:
Non-owner occupied	95,630	99,801
Owner occupied	125,976	130,558
Construction	3,196	4,654
Consumer:
Home equity installment	35,456	36,631
Home equity line of credit	46,850	47,282
Auto loans	102,213	105,870
Direct finance leases	17,356	16,355
Other	7,025	5,634
Residential:
Real estate	175,453	167,164
Construction	18,767	17,770
Total	746,062	754,313
Less:
Allowance for loan losses	(10,017)	(9,747)
Unearned lease revenue	(938)	(903)
Loans and leases, net	$735,107	$743,663

Net deferred loan costs of $3.0 million have been included in the carrying values of loans at both March 31, 2020 and December 31, 2019.

Direct finance leases include the lease receivable and the guaranteed lease residual.  Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease.  Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets.  The approximate unpaid principal balance of mortgages serviced amounted to $299.0 million as of March 31, 2020 and $302.3 million as of December 31, 2019.  Mortgage servicing rights amounted to $1.0 million and $1.0 million as of March 31, 2020 and December 31, 2019, respectively.

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

Non-accrual loans, segregated by class, at March 31, 2020 and December 31, 2019, were as follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Commercial and industrial	$310	$336
Commercial real estate:
Non-owner occupied	419	510
Owner occupied	1,465	1,447
Consumer:
Home equity installment	62	65
Home equity line of credit	340	294
Auto loans	92	16
Residential:
Real estate	966	1,006
Total	$3,654	$3,674

Troubled Debt Restructuring (TDR)

A modification of a loan constitutes a troubled debt restructuring (TDR) when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Company considers all TDRs to be impaired loans.  The Company typically considers the following concessions when modifying a loan, which may include lowering interest rates below the market rate, temporary interest-only payment periods, term extensions at interest rates lower than the current market rate for new debt with similar risk and/or converting revolving credit lines to term loans. The Company typically does not forgive principal when granting a TDR modification.  Of the TDRs outstanding as of March 31, 2020 and December 31, 2019, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time.  Other than the TDRs that were placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

There were no loans modified as TDRs for the three months ended March 31, 2020 and 2019.  Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.  There were no loans modified as a TDR within the previous twelve months that subsequently defaulted during the three months ended March 31, 2020 and 2019.

The allowance for loan losses (allowance) may be increased, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan.  An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price.  If the loan is collateral dependent, the estimated fair value of the collateral is used to establish the allowance.  As of March 31, 2020 and 2019, respectively, the allowance for impaired loans that have been modified in a TDR was $0.2 million and $0.2 million, respectively.

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

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
March 31, 2020	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$1,590	$1,009	$310	$2,909	$115,231	$118,140		$-
Commercial real estate:
Non-owner occupied	1,137	380	419	1,936	93,694	95,630		-
Owner occupied	783	360	1,465	2,608	123,368	125,976		-
Construction	-	-	-	-	3,196	3,196		-
Consumer:
Home equity installment	63	28	62	153	35,303	35,456		-
Home equity line of credit	362	13	340	715	46,135	46,850		-
Auto loans	888	23	92	1,003	101,210	102,213		-
Direct finance leases	294	-	-	294	16,124	16,418	(2)	-
Other	25	3	-	28	6,997	7,025		-
Residential:
Real estate	-	1,350	966	2,316	173,137	175,453		-
Construction	-	-	-	-	18,767	18,767		-
Total	$5,142	$3,166	$3,654	$11,962	$733,162	$745,124		$-

(1) Includes non-accrual loans.  (2) Net of unearned lease revenue of $0.9 million. (3) Includes net deferred loan costs of $3.0 million.

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2019	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$33	$171	$336	$540	$122,054	$122,594		$-
Commercial real estate:
Non-owner occupied	-	70	510	580	99,221	99,801		-
Owner occupied	180	89	1,447	1,716	128,842	130,558		-
Construction	-	-	-	-	4,654	4,654		-
Consumer:
Home equity installment	-	5	65	70	36,561	36,631		-
Home equity line of credit	49	-	294	343	46,939	47,282		-
Auto loans	316	46	16	378	105,492	105,870		-
Direct finance leases	59	79	-	138	15,314	15,452	(2)	-
Other	15	1	-	16	5,618	5,634		-
Residential:
Real estate	29	224	1,006	1,259	165,905	167,164		-
Construction	-	-	-	-	17,770	17,770		-
Total	$681	$685	$3,674	$5,040	$748,370	$753,410		$-
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

At March 31, 2020, impaired loans totaled $4.6 million consisting of $1.0 million in accruing TDRs and $3.6 million in non-accrual loans.  At December 31, 2019, impaired loans totaled $4.7 million consisting of $1.0 million in accruing TDRs and $3.7 million in non-accrual loans. As of March 31, 2020, the non-accrual loans included two TDRs to two unrelated borrowers totaling $0.6 million compared with two TDRs to two unrelated borrowers totaling $0.6 million as of December 31, 2019.

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
March 31, 2020
Commercial and industrial	$310	$310	$-	$310	$195
Commercial real estate:
Non-owner occupied	1,098	203	628	831	118
Owner occupied	2,352	1,121	920	2,041	194
Consumer:
Home equity installment	104	39	23	62	1
Home equity line of credit	407	135	205	340	74
Auto loans	108	-	92	92	-
Residential:					-
Real estate	1,044	627	339	966	137
Total	$5,423	$2,435	$2,207	$4,642	$719

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2019
Commercial and industrial	$336	$336	$-	$336	$221
Commercial real estate:
Non-owner occupied	1,047	333	591	924	232
Owner occupied	2,336	1,052	972	2,024	194
Consumer:
Home equity installment	106	-	65	65	-
Home equity line of credit	362	88	206	294	87
Auto loans	32	-	16	16	-
Residential:					-
Real estate	1,053	678	328	1,006	174
Total	$5,272	$2,487	$2,178	$4,665	$908

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

	March 31, 2020			March 31, 2019
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$252	$-	$-	$178	$1	$-
Commercial real estate:
Non-owner occupied	884	6	-	1,701	8	-
Owner occupied	2,327	6	-	2,589	10	-
Construction	-	-	-	75	-	-
Consumer:
Home equity installment	49	-	-	381	-	-
Home equity line of credit	245	-	-	42	-	-
Auto Loans	52	-	-	35	-	-
Other	-	-	-	4	-	-
Residential:
Real estate	1,102	-	-	1,347	9	-
Total	$4,911	$12	$-	$6,352	$28	$-

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

The following table presents loans including $3.0 million and $3.0 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of March 31, 2020 and December 31, 2019, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

	March 31, 2020
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$110,927	$1,820	$5,393	$-	$118,140
Commercial real estate - non-owner occupied	88,576	1,090	5,964	-	95,630
Commercial real estate - owner occupied	117,458	1,890	6,628	-	125,976
Commercial real estate - construction	2,389	56	751	-	3,196
Total commercial	$319,350	$4,856	$18,736	$-	$342,942

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	March 31, 2020
(dollars in thousands)	Performing	Non-performing	Total

Consumer
Home equity installment	$35,394	$62	$35,456
Home equity line of credit	46,510	340	46,850
Auto loans	102,121	92	102,213
Direct finance leases (1)	16,418	-	16,418
Other	7,025	-	7,025
Total consumer	207,468	494	207,962
Residential
Real estate	174,487	966	175,453
Construction	18,767	-	18,767
Total residential	193,254	966	194,220
Total consumer & residential	$400,722	$1,460	$402,182

(1)Net of unearned lease revenue of $0.9 million.

Commercial credit exposure

Credit risk profile by creditworthiness category

	December 31, 2019
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$115,585	$2,061	$4,948	$-	$122,594
Commercial real estate - non-owner occupied	92,016	1,360	6,425	-	99,801
Commercial real estate - owner occupied	121,887	2,065	6,606	-	130,558
Commercial real estate - construction	3,687	17	950	-	4,654
Total commercial	$333,175	$5,503	$18,929	$-	$357,607

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	December 31, 2019
(dollars in thousands)	Performing	Non-performing	Total

Consumer
Home equity installment	$36,566	$65	$36,631
Home equity line of credit	46,988	294	47,282
Auto loans	105,854	16	105,870
Direct finance leases (2)	15,452	-	15,452
Other	5,634	-	5,634
Total consumer	210,494	375	210,869
Residential
Real estate	166,158	1,006	167,164
Construction	17,770	-	17,770
Total residential	183,928	1,006	184,934
Total consumer & residential	$394,422	$1,381	$395,803

(2)Net of unearned lease revenue of $0.9 million.

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

Information related to the change in the allowance and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the three months ended March 31, 2020
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,484	$3,933	$2,013		$2,278	$39	$9,747
Charge-offs	(64)	(163)	(43)		(31)	-	(301)
Recoveries	12	2	64		193	-	271
Provision	121	171	60		(47)	(5)	300
Ending balance	$1,553	$3,943	$2,094		$2,393	$34	$10,017
Ending balance: individually evaluated for impairment	$195	$312	$75		$137	$-	$719
Ending balance: collectively evaluated for impairment	$1,358	$3,631	$2,019		$2,256	$34	$9,298
Loans Receivables:
Ending balance (2)	$118,140	$224,802	$207,962	(1)	$194,220	$-	$745,124
Ending balance: individually evaluated for impairment	$310	$2,872	$494		$966	$-	$4,642
Ending balance: collectively evaluated for impairment	$117,830	$221,930	$207,468		$193,254	$-	$740,482

(1) Net of unearned lease revenue of $0.9 million.  (2) Includes $3.0 million of net deferred loan costs.

As of and for the year ended December 31, 2019
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,432	$3,901	$2,548		$1,844	$22	$9,747
Charge-offs	(184)	(597)	(398)		(330)	-	(1,509)
Recoveries	32	317	67		8	-	424
Provision	204	312	(204)		756	17	1,085
Ending balance	$1,484	$3,933	$2,013		$2,278	$39	$9,747
Ending balance: individually evaluated for impairment	$221	$426	$87		$174	$-	$908
Ending balance: collectively evaluated for impairment	$1,263	$3,507	$1,926		$2,104	$39	$8,839
Loans Receivables:
Ending balance (2)	$122,594	$235,013	$210,869	(1)	$184,934	$-	$753,410
Ending balance: individually evaluated for impairment	$336	$2,948	$375		$1,006	$-	$4,665
Ending balance: collectively evaluated for impairment	$122,258	$232,065	$210,494		$183,928	$-	$748,745

(1) Net of unearned lease revenue of $0.9 million.  (2) Includes $3.0 million of net deferred loan costs.

As of and for the three months ended March 31, 2019
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,432	$3,901	$2,548	$1,844	$22	$9,747
Charge-offs	(28)	(361)	(89)	(35)	-	(513)
Recoveries	6	2	25	-	-	33
Provision	(3)	485	(354)	101	26	255
Ending balance	$1,407	$4,027	$2,130	$1,910	$48	$9,522

Direct finance leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and subsequent related updates to revise the accounting for leases.  Lessor accounting was largely unchanged as a result of the standard.  Additional disclosures required under the standard are included in this section and in Footnote 12, “Leases”.

The Company originates direct finance leases through two automobile dealerships.  The carrying amount of the Company’s lease receivables, net of unearned income, was $5.0 million and $4.7 million as of March 31, 2020 and December 31, 2019, respectively.  The residual value of the direct finance leases is fully guaranteed by the dealerships.  Residual values amounted to $11.4 million and $10.8 million at March 31, 2020 and December 31, 2019, respectively, and are included in the carrying value of direct finance leases.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2020	$5,344
2021	6,005
2022	3,720
2023	2,039
2024	248
Total future minimum lease payments receivable	17,356
Less: Unearned income	(938)
Undiscounted cash flows to be received	$16,418

6.  Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards.  The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares.  For granted and unexercised stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued SSARs were exercised and converted into common stock.  As of the three months ended March 31, 2020 and 2019, there were 28,070 and 29,708 potentially dilutive shares related to issued and unexercised SSARs.  For restricted stock, dilution would occur from the Company’s previously granted but unvested shares.  There were 6,303 and 11,058 potentially dilutive shares related to unvested restricted share grants as of the three months ended March 31, 2020 and 2019, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended March 31,
	2020	2019
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$2,634	$2,802
Weighted-average common shares outstanding	3,792,741	3,774,004
Basic EPS	$0.69	$0.74

Diluted EPS:
Net income available to common shareholders	$2,634	$2,802
Weighted-average common shares outstanding	3,792,741	3,774,004
Potentially dilutive common shares	34,373	40,766
Weighted-average common and potentially dilutive shares outstanding	3,827,114	3,814,770
Diluted EPS	$0.69	$0.73

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

In each of the 2012 stock incentive plans, the Company has reserved 750,000 shares of its no-par common stock for future issuance.  The Company recognizes share-based compensation expense over the requisite service or vesting period.  During 2015, the Company created a Long-Term Incentive Plan (LTIP) that awarded restricted stock and stock-settled stock appreciation rights (SSARs) to senior officers based on the attainment of performance goals.  The service requirement was the participant’s continued employment throughout the LTIP with a three-year vesting period.  Prior to the 2020 grants, the restricted stock had a two-year post vesting holding period requirement.  The SSAR awards have a ten-year term from the date of each grant.  During the first quarter of 2019, the Company approved a 1 year LTIP and awarded restricted stock and SSARs to senior officers and managers in February 2019 based on 2018 performance.  During the first quarter of 2020, the Company approved a 1 year LTIP and awarded restricted stock to senior officers and managers in February and March 2020 based on 2019 performance.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended March 31, 2020 and 2019 under the 2012 stock incentive plans:

	March 31, 2020			March 31, 2019
			Weighted-			Weighted-
			average			average
	Shares		grant date	Shares		grant date
	granted		fair value	granted		fair value

Director plan	6,000	(3)	$56.63	5,600	(2)	$54.69
Omnibus plan	11,761	(3)	55.06	7,251	(2)	54.69
Omnibus plan	50	(1)	57.62	50	(1)	58.08
Total	17,811		$55.59	12,901		$54.70

(1) Vest after 1 year  (2) Vest after 3 years – 33% each year  (3) Vest fully after 3 years

The fair value of the shares granted in the first quarter of 2020 was calculated using the grant date stock price.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2019	11,200	15,961	27,161	$49.48
Granted	6,000	11,811	17,811	55.59
Vested	(4,664)	(7,597)	(12,261)	46.94
Non-vested balance at March 31, 2020	12,536	20,175	32,711	$53.76

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2019	97,264	$9.47	7.5
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding March 31, 2020	97,264	$9.47	7.2

Of the SSARs outstanding at March 31, 2020, 76,897 vested and were exercisable. SSARs vest over a three-year period – 33% per year.

During 2019, there were 3,059 SSARs exercised.  The intrinsic value recorded for these SSARs was $10,631.  The tax deduction realized from the exercise of these SSARs was $108,134 resulting in a tax benefit of $22,708.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income.  The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three months ended March 31, 2020 and 2019 and the unrecognized stock-based compensation expense as of March 31, 2020:

	Three months ended March 31,
(dollars in thousands)	2020	2019
Stock-based compensation expense:
Director stock incentive plan	$78	$59
Omnibus stock incentive plan	170	148
Employee stock purchase plan	27	107
Total stock-based compensation expense	$275	$314

In addition, during the three months ended March 31, 2020, the Company reversed accruals of ($32 thousand) in stock-based compensation expense for restricted stock and SSARs awarded under the Omnibus Plan.  During the three months ended March 31, 2019, the Company reversed accruals of ($35 thousand) in stock-based compensation expense.

As of
(dollars in thousands)	March 31, 2020
Unrecognized stock-based compensation expense:
Director plan	$626
Omnibus plan	1,262
Total unrecognized stock-based compensation expense	$1,888

The unrecognized stock-based compensation expense as of March 31, 2020 will be recognized ratably over the periods ended January 2023 and January 2023 for the Director Plan and the Omnibus Plan, respectively.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan.  The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company.  Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined.  As of March 31, 2020, 84,904 shares have been issued under the ESPP.  The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance.  The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

March 31, 2020
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$58,960	$58,960	$58,960	$-	$-
Available-for-sale debt securities	203,984	203,984	-	203,984	-
FHLB stock	2,732	2,732	-	2,732	-
Loans and leases, net	735,107	736,923	-	-	736,923
Loans held-for-sale	1,591	1,620	-	1,620	-
Accrued interest receivable	3,239	3,239	-	3,239	-
Financial liabilities:
Deposits with no stated maturities	809,714	809,714	-	809,714	-
Time deposits	109,947	110,692	-	110,692	-
FHLB advances	15,000	15,808	-	15,808	-
Accrued interest payable	564	564	-	564	-

December 31, 2019
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$15,663	$15,663	$15,663	$-	$-
Available-for-sale debt securities	185,117	185,117	-	185,117	-
FHLB stock	4,383	4,383	-	4,383	-
Loans and leases, net	743,663	735,657	-	-	735,657
Loans held-for-sale	1,643	1,660	-	1,660	-
Accrued interest receivable	3,281	3,281	-	3,281	-
Financial liabilities:
Deposits with no stated maturities	719,526	719,526	-	719,526	-
Time deposits	116,211	115,993	-	115,993	-
Short-term borrowings	37,839	37,839	-	37,839	-
FHLB advances	15,000	15,430	-	15,430	-
Accrued interest payable	644	644	-	644	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$6,356	$-	$6,356	$-
Obligations of states and political subdivisions	56,254	-	56,254	-
MBS - GSE residential	141,374	-	141,374	-
Total available-for-sale debt securities	$203,984	$-	$203,984	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$6,159	$-	$6,159	$-
Obligations of states and political subdivisions	54,718	-	54,718	-
MBS - GSE residential	124,240	-	124,240	-
Total available-for-sale debt securities	$185,117	$-	$185,117	$-

Debt securities in the AFS portfolio are measured at fair value using market quotations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.  Assets classified as Level 2 use valuation techniques that are common to bond valuations.  That is, in active markets whereby bonds of similar characteristics frequently trade, quotes for similar assets are obtained.  For the periods ending March 31, 2020 and December 31, 2019, there were no transfers to or from Level 1 and Level 2 fair value measurements for financial assets measured on a recurring basis.

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending March 31, 2020 and December 31, 2019, respectively.

The following table illustrates the financial instruments newly measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at March 31, 2020	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,716	$-	$-	$1,716
Other real estate owned	99	-	-	99
Other repossessed assets	17	-	-	17
Total	$1,832	$-	$-	$1,832

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2019	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,579	$-	$-	$1,579
Other real estate owned	350	-	-	350
Other repossessed assets	20	-	-	20
Total	$1,949	$-	$-	$1,949

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

At March 31, 2020 and December 31, 2019, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -20.86% and -85.08% and from -21.56% to -84.98%, respectively.  The weighted average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -37.18% as of March 31, 2020 and -29.11% as of December 31, 2019, respectively.  Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed.  Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable.  Appraisals form the basis for determining the net realizable value from these properties.  Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business.  Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions.  Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs.  These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions.  At March 31, 2020 and December 31, 2019, the discounts applied to the appraised values of ORE ranged from -26.94% and -89.48%, respectively.  As of March 31, 2020, and December 31, 2019, the weighted average of discount to the appraisal values of ORE amounted to -56.15% and -48.65%, respectively.

At March 31, 2020, other repossessed assets consisted of two automobiles, totaling $17 thousand. At December 31, 2019, other repossessed assets consisted of two automobiles, totaling $20 thousand.  The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.

9.  Acquisition

Effective May 1, 2020, the Company completed the acquisition of MNB Corporation (“MNB”) pursuant to the Agreement and Plan of Reorganization, dated December 9, 2019.  MNB was the holding company of Merchants Bank of Bangor (“Merchants Bank”) which operated 9 retail community banking offices in Eastern Pennsylvania.  Subject to the terms and conditions of the agreement, MNB merged with and into the Company and Merchants Bank merged with and into the Bank.

Under the terms of the agreement, MNB shareholders received as consideration 1.039 shares of Fidelity common stock for each share of MNB common stock that they owned as of the closing date.  As a result of the merger, the Company issued 1,176,993 shares of its common stock and cash in exchange for fractional shares based upon $43.767, the determined market share price of the Company’s common stock in accordance with the Agreement and Plan of Reorganization.

Effective May 1, 2020, in connection with the merger and pursuant to the terms of the Agreement and Plan of Reorganization, Richard M. Hotchkiss, formerly the Chair of the boards of directors of MNB and Merchants Bank, was appointed as a Class C director and HelenBeth Garofalo Vilcek, was appointed as a Class A director of the Board of Directors of the Company and the Bank.

With the combination of the two organizations, the Company, on a consolidated basis, will have approximate total assets of $1.6 billion, total deposits of $1.4 billion and total loans of $1.1 billion.  For the three months ended March 31, 2020, the Corporation incurred merger-related expenses totaling $273 thousand, primarily consisting of professional fees.  The remaining non-recurring costs to facilitate the merger and integrate systems in 2020 are currently estimated to be $1.8 million.

The merger transaction will be accounted for using the acquisition method of accounting, and, accordingly, assets acquired, liabilities assumed and consideration exchanged will be recorded at estimated fair values on the acquisition date.  Management is in the process of assessing the assets purchased and liabilities assumed in connection with the merger.

10.  Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers.  The policies are recorded at their cash surrender values.  Increases in cash surrender values are included in non-interest income in the consolidated statements of income.  In March 2019, the Company purchased an additional $2.0 million of BOLI.  The policies’ cash surrender value totaled $23.4 million and $23.3 million, respectively, as of March 31, 2020 and December 31, 2019 and is reflected as an asset on the consolidated balance sheets.  For the three months ended March 31, 2020 and 2019, the Company has recorded income of $165 thousand and $146 thousand, respectively.

Officer Life Insurance

In 2017, the Bank entered into separate split dollar life insurance arrangements (Split Dollar Agreements) with eleven officers.  This plan provides each officer a specified death benefit should the officer die while in the Bank’s employ.  The Bank paid the insurance premiums in March 2017 and the arrangements were effective in March 2017.  In March 2019, the Bank entered into a new Split Dollar Agreement with one officer.  The Bank owns the policies and all cash values thereunder.  Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary.  As of March 31, 2020, the policies had total death benefits of $23.4 million of which $4.1 million would have been paid to the officer’s beneficiaries and the remaining $19.3 million would have been paid to the Bank.  In addition, four executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met.  As of March 31, 2020 and December 31, 2019, the Company accrued expenses of $119 thousand and $107 thousand for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement.  On March 20, 2019, the Bank entered into a SERP Agreement with one officer, pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2019 until normal retirement age.  As of March 31, 2020 and December 31, 2019, the Company accrued expenses of $1.6 million and $1.4 million in connection with the SERP.

11.  Revenue Recognition

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

Contract balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before the payment is due (resulting in a contract asset).  A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity already received payment (or payment is due) from the customer.  The Company’s non-interest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values.  Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized.  The Company typically does not enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.  As of March 31, 2020 and December 31, 2019, the Company did not have any significant contract balances.

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

12.  Leases

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

The Company’s operating leases, where the Company is lessee, include property, land and equipment.  As of March 31, 2020, six of the Company’s branch properties were leased under operating leases.  In four of the branch leases, the Company leases the land from an unrelated third party, and the buildings are the Company’s own capital improvement.  The Company also leases three standalone ATMs under operating leases.  Additionally, the Company has two equipment leases classified as finance leases.

The following is an analysis of the leased property under finance leases:

	Asset Balance at
(dollars in thousands)	March 31, 2020	December 31, 2019

Equipment	$397	$397
Less accumulated depreciation and amortization	(137)	(117)
Leased property under finance leases, net	$260	$280

The following is a schedule of future minimum lease payments under finance leases together with the present value of the net minimum lease payments as of March 31, 2020:

(dollars in thousands)	Amount

2020	$62
2021	82
2022	82
2023	55
Total minimum lease payments (a)	281
Less amount representing interest (b)	(14)
Present value of net minimum lease payments	$267

(a)	The future minimum lease payments have not been reduced by estimated executory costs (such as taxes and maintenance) since this amount was deemed immaterial by management.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate upon lease inception.

As of March 31, 2020, the Company leased its Green Ridge, Pittston, Peckville, Back Mountain, Mountain Top and Abington branches under the terms of operating leases.  The Abington branch has variable lease payments which are calculated as a percentage of the national prime rate of interest which are expensed as incurred.

(dollars in thousands)	March 31, 2020	March 31, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$20	$19
Interest on lease liabilities	2	2
Operating lease cost	108	108
Short-term lease cost	5	5
Variable lease cost	(1)	-
Total lease cost	$134	$134

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$2	$2
Operating cash flows from operating leases (Fixed payments)	$99	$80
Operating cash flows from operating leases (Liability reduction)	$39	$25
Financing cash flows from finance leases	$18	$19
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$17
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$4,133
Weighted-average remaining lease term - finance leases	3.42 yrs	4.42 yrs
Weighted average remaining lease term - operating leases	23.66 yrs	23.45 yrs
Weighted-average discount rate - finance leases	3.07%	3.07%
Weighted-average discount rate - operating leases	3.78%	3.94%

During the first quarter of 2020, $125 thousand of the total lease cost is included in premises and equipment expense and $9 thousand is included in other expenses on the consolidated statements of income.  Operating lease expense is recognized on a straight-line basis over the lease term.  We recognized both the interest expense and amortization expense for finance leases in premises and equipment expense since the interest expense portion was immaterial.

The future minimum lease payments for the Company’s branch network and equipment under operating leases that have lease terms in excess of one year as of March 31, 2020 are as follows:

(dollars in thousands)	Amount

2020	$289
2021	390
2022	396
2023	399
2024	401
2025 and thereafter	7,936
Total future minimum lease payments	9,811
Plus variable payment adjustment	285
Less amount representing interest	(3,579)
Present value of net future minimum lease payments	$6,517

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

(dollars in thousands)	Amount

2020	$144
2021	189
2022	60
2023	48
2024	51
2025 and thereafter	135
Total lease payments to be received	$627

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

	For the three months ended March 31,
(dollars in thousands)	2020	2019
Lease income - direct finance leases
Interest income on lease receivables	$176	$175

Lease income - operating leases	57	56
Total lease income	$233	$231

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of March 31, 2020 compared to December 31, 2019 and a comparison of the results of operations for the three months ended March 31, 2020 and 2019.  Current performance may not be indicative of future results.  This discussion should be read in conjunction with the Company’s 2019 Annual Report filed on Form 10-K.

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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

▪

the effects of economic conditions particularly with regard to the negative impact of severe and wide-ranging disruptions caused by the spread of Coronavirus Disease 2019 (COVID-19) on current customers, specifically the effect of the economy on loan customers’ ability to repay loans;

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

Executive Summary

The Company is a Pennsylvania corporation and a bank holding company, whose wholly-owned state chartered commercial bank is The Fidelity Deposit and Discount Bank.  The Company is headquartered in Dunmore, Pennsylvania.  We consider Lackawanna and Luzerne Counties our primary marketplace and which on May 1, 2020 expanded into Northampton County.

As a leading Northeastern Pennsylvania community bank, our goals are to enhance shareholder value while continuing to build a full-service community bank.  We focus on growing our core business of retail and business lending and deposit gathering while maintaining strong asset quality and controlling operating expenses.  We continue to implement strategies to diversify earning assets (see “Funds Deployed” section of this management’s discussion and analysis) and to increase low cost core deposits (see “Funds Provided” section of this management’s discussion and analysis).  These strategies include a greater level of commercial lending and the ancillary business products and services supporting our commercial customers’ needs as well as residential lending strategies and an array of consumer products.  We focus on developing a full banking relationship with existing, as well as new business prospects.  In addition, we explore opportunities to selectively expand our franchise footprint, consisting presently of our 21-branch network.  The Company remains committed to selectively expanding branch banking and wealth management locations in Northeastern and Eastern Pennsylvania as opportunities arrive going forward.

On March 11, 2020, the World Health Organization declared a coronavirus, identified as COVID-19, a global pandemic.  The Company began proactive initiatives in March 2020 to assist clients, Fidelity Bankers and communities impacted by the effects of the novel coronavirus.  Management activated its established pandemic contingency plan response in March 2020 to ensure business continuity while assuring the health, safety and well-being of clients, Bankers and the community.  Special measures include:

•	Closing all branch lobbies for in-branch teller transactions while drive-thru locations remained open;
•	Providing Fidelity Bankers personal protective equipment and disinfectant supplies when working on-site;
•	Expanding use of online, mobile, telephone banking, night drop and ATMs to meet clients’ banking needs;
•	Adding resources to the Customer Call Center to manage increased call and chat volume;
•	Scheduling in-person meetings by appointment only, observing the guidelines of social distancing and personal safety as recommended by health and safety officials;
•	Enhancing EPA approved cleaning and disinfecting protocols implemented at all locations;
•	Activating telecommunications capabilities to enable Fidelity Bankers to work-from-home, as appropriate, with approximately 40% of Fidelity Bankers currently working remotely;
•	Conducting all meetings virtually, including the Special Shareholder Meeting.

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties.  The U.S. economy may fall into a recession and our local market area remains challenging due to the impact of the pandemic.  The Federal Open Market Committee (FOMC) had been adjusting the short-term federal funds rate up for over three years ending in the first half of 2019.  The FOMC lowered the federal funds rate 75 basis points during the second half of 2019 followed by 150 basis point drop in the first quarter of 2020.  According to the U.S. Bureau of Labor Statistics, the national unemployment rate for March 2020 was 4.4%, up 0.9 percentage points from December 2019.  The unemployment rate in Scranton - Wilkes-Barre Metropolitan Statistical Area (local) increased during the first three months of 2020 and continued to lag behind the unemployment rates of the state and nation.  The local unemployment rate at March 31, 2020 was 7.4%, an increase of 1.8 percentage points from 5.6% at December 31, 2019 and up from 5.4% at March 31, 2019.  The local unemployment rate is bound to climb even higher as the full effects of COVID-19 did not ripple through the economy until after the first quarter ended.  The surge in unemployment in April 2020 will continue to effect businesses and consumer spending in our market area and high unemployment is expected to continue for a few months.  According to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, the median home values in the region have risen 4.5% over the past year and are expected to fall -1.7% within the next year.  In light of these expectations, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

In addition in December 2019, the Company announced an agreement to acquire MNB Corporation (“MNB”).  The Company completed this merger with MNB effective May 1, 2020.  The merger expands the Company’s full-service footprint into Northampton County, PA and the Lehigh Valley.  While $0.3 million in costs were incurred during the first quarter, non-recurring costs to facilitate the merger and integrate systems during the remainder of 2020 are currently estimated to be $1.8 million.

Our efforts and focus continue on building relationships concentrating on loans, deposits, wealth management, business services and retail opportunities with clients and prospects with the goal to exceed expectations by providing a valued service.

In addition to the challenging economic environment in which we compete, the regulation and oversight of our business has changed significantly in recent years.  As described more fully in Part II, Item 1A, “Risk Factors” below, as well as Part I, Item 1A, “Risk Factors,” and in the “Supervisory and Regulation” section of management’s discussion and analysis of financial condition and results of operations in our 2019 Annual Report filed on Form 10-K, certain aspects of the Dodd-Frank Wall Street Reform Act (Dodd-Frank Act) continue to have a significant impact on us.  In addition, final rules to implement Basel III regulatory capital reform, approved by the federal bank regulatory agencies in 2013, subject many banks including the Company, to capital requirements which became effective for the Company on January 1, 2015 and were fully phased in on January 1, 2019.  The rules also revise the minimum risk-based and leverage capital ratio requirements applicable to the Company and revise the calculation of risk-weighted assets to enhance their risk sensitivity.  We will continue to prepare for the impacts of the continuing implementation of the Dodd-Frank Act and the Basel III capital standards, and related rulemaking will have on our business, financial condition and results of operations.

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies.  The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at March 31, 2020 and 2019.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

(dollars in thousands)	March 31, 2020	March 31, 2019

Interest income (GAAP)	$9,711	$9,655
Adjustment to FTE	191	187
Interest income adjusted to FTE (Non-GAAP)	9,902	9,842
Interest expense	1,705	1,745
Net interest income adjusted to FTE (Non-GAAP)	$8,197	$8,097

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income.  The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

(dollars in thousands)	March 31, 2020	March 31, 2019

Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$7,304	$6,770

Net interest income (GAAP)	8,006	7,910
Plus: taxable equivalent adjustment	191	187
Non-interest income (GAAP)	2,755	2,457
Net interest income (FTE) plus non-interest income (non-GAAP)	$10,952	$10,554
Efficiency ratio (non-GAAP)	66.69%	64.15%

The following table provides a reconciliation of the Company’s earnings results under GAAP to comparative non-GAAP results excluding merger-related expenses:

	March 31, 2020				March 31, 2019
(dollars in thousands except per share data)	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share

Results of operations (GAAP)	$3,157	$523	$2,634	$0.69	$3,342	$540	$2,802	$0.73
Add: Merger-related expenses	273	10	263		19	4	15
Adjusted earnings (non-GAAP)	$3,430	$533	$2,897	$0.76	$3,361	$544	$2,817	$0.74

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

Comparison of the results of operations

Three months ended March 31, 2020 and 2019

Overview

For the first quarter of 2020, the Company generated net income of $2.6 million, or $0.69 per diluted share, compared to $2.8 million, or $0.73 per diluted share, for the first quarter of 2019.  The $0.2 million, or 6%, decrease in net income stemmed from a $0.5 million rise in non-interest expenses partially offset by $0.3 million higher non-interest income and a $0.1 million increase in net interest income.

Return on average assets (ROA) was 1.04% and 1.18% for the first quarters of 2020 and 2019, respectively.  During the same time periods, return on average shareholders’ equity (ROE) was 9.74% and 11.98%, respectively.  ROA and ROE both decreased due to the declines in net income while average assets and shareholders’ equity grew during the first quarter of 2020.

Net interest income and interest sensitive assets / liabilities

For the first quarter of 2020, net interest income increased $0.1 million, or 1%, to $8.0 million from $7.9 million for the first quarter of 2019.  The $0.1 million growth in interest income was produced by the addition of $41.8 million in average interest-earning assets partially offset by the effect of a 21 basis point decline in FTE yield earned on those assets.  The loan portfolio contributed $0.2 million to this interest income growth due to $36.0 million more average loans, primarily in the consumer and residential portfolios.  In the investment portfolio, interest income decreased $0.1 million mostly due to a 36 basis point decline in yields on mortgage-backed securities.  On the liability side, total interest-bearing liabilities grew $38.3 million, on average, with a nine basis point decrease in rates paid thereon.  Growth of $71.3 million in average interest-bearing deposits with a one basis point increase in rates paid on these deposits resulted in $0.2 million more interest expense from deposits for the first quarter of 2020 compared to the 2019 like period.  This increase in interest expense was offset by $0.2 million less in interest expense on borrowings due to lower average balances and rates paid on overnight borrowings.

The FTE net interest rate spread and margin decreased by 12 and 15 basis points for the three months ended March 31, 2020 compared to the same 2019 period.  The yields earned on interest-earning assets declined faster than the rates paid on interest-bearing liabilities causing the decline in net interest rate spread.  The overall cost of funds, which includes the impact of non-interest bearing deposits, decreased five basis points for the three months ended March 31, 2020 compared to the same 2019 period.  The primary reason for the decline was the reduction in rates paid on a smaller average balance of overnight borrowings compared to the prior year’s first quarter.

For the remainder of 2020, the Company expects to operate in a declining interest rate environment.  A rate environment with falling interest rates positions the Company to reduce its interest income performance from new and maturing earning assets.  Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end, the interest rate margin may experience compression.  The FOMC began easing the federal funds rate during the second half of 2019 and continued through the first quarter of 2020 which reduced rates paid on interest-bearing liabilities.  On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans was cut 75 basis points in the second half of 2019 and another 150 basis points in the first quarter of 2020.  The focus for 2020 is to manage net interest income through a declining rate environment by managing interest-bearing deposit costs to maintain a reasonable spread.  For the remainder of 2020, interest income growth is anticipated from new loans acquired from the MNB merger and over $4 million of fees recognized, net of origination and agent fees, from Paycheck Protection Program (PPP) loans which will mitigate less interest income from lower yielding assets.  Management expects to actively reduce the cost of funds to partially mitigate spread compression throughout this declining rate cycle.

The Company’s cost of interest-bearing liabilities was 0.98% for the three months ended March 31, 2020, or nine basis points lower than the cost for the same 2019 period.  The decrease resulted from an 83 basis point decline in the rate paid on overnight borrowings.  The FOMC is not expected to cut the federal funds rate further, but the Company has the opportunity to reduce rates paid on deposits as higher-priced promotional rates and negotiated rates reprice into products with lower rates.  To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances.  Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated.  Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for March 31, 2020 and 2019 to recognize the income from tax-exempt interest-earning assets as if the interest was taxable.  See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments.  This treatment allows a uniform comparison among yields on interest-earning assets.  Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for loan losses.  Home equity lines of credit (HELOC) are included in the residential real estate category since they are secured by real estate.  Net deferred loan cost amortization of $172 thousand and $165 thousand during the first quarters of 2020 and 2019, respectively, are included in interest income from loans.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses.  Residual values for direct finance leases are included in the average balances for consumer loans.  Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets.  Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	March 31, 2020			March 31, 2019
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$6,853	$12	0.72%	$2,755	$15	2.31%
Restricted regulatory securities	3,434	65	7.61	4,653	100	8.69
Investments:
Agency - GSE	5,943	40	2.70	5,927	39	2.70
MBS - GSE residential	125,504	806	2.58	126,843	921	2.94
State and municipal (nontaxable)	51,313	535	4.19	47,651	538	4.58
State and municipal (taxable)	641	5	2.97	-	-	-
Total investments	183,401	1,386	3.04	180,421	1,498	3.37
Loans and leases:
C&I and CRE (taxable)	320,019	3,985	5.01	314,939	4,012	5.17
C&I and CRE (nontaxable)	36,675	376	4.13	34,008	339	4.03
Consumer	163,376	1,611	3.97	157,631	1,500	3.86
Residential real estate	236,138	2,467	4.20	213,652	2,378	4.51
Total loans and leases	756,208	8,439	4.49	720,230	8,229	4.63
Total interest-earning assets	949,896	9,902	4.19%	908,059	9,842	4.40%
Non-interest earning assets	69,656			57,736
Total assets	$1,019,552			$965,795

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$248,364	$372	0.60%	$224,476	$340	0.61%
Savings and clubs	104,309	26	0.10	118,336	36	0.12
MMDA	199,078	595	1.20	137,523	486	1.43
Certificates of deposit	118,116	523	1.78	118,247	469	1.61
Total interest-bearing deposits	669,867	1,516	0.91	598,582	1,331	0.90
Overnight borrowings	16,174	75	1.87	40,587	271	2.70
FHLB advances	15,000	114	3.06	23,593	143	2.46
Total interest-bearing liabilities	701,041	1,705	0.98%	662,762	1,745	1.07%
Non-interest bearing deposits	194,847			195,349
Non-interest bearing liabilities	14,891			12,783
Total liabilities	910,779			870,894
Shareholders' equity	108,773			94,901
Total liabilities and shareholders' equity	$1,019,552			$965,795
Net interest income - FTE		$8,197			$8,097

Net interest spread			3.21%			3.33%
Net interest margin			3.47%			3.62%
Cost of funds			0.77%			0.82%

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

	Three months ended March 31,
(dollars in thousands)	2020 compared to 2019			2019 compared to 2018
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$13	$(16)	$(3)	$(42)	$15	$(27)
Restricted regulatory securities	(24)	(11)	(35)	44	16	60
Investments:
Agency - GSE	1	-	1	(8)	13	5
MBS - GSE residential	(10)	(105)	(115)	96	84	180
State and municipal	39	(33)	6	44	8	52
Other	-	-	-	(5)	-	(5)
Total investments	30	(138)	(108)	127	105	232
Loans and leases:
Residential real estate	254	(166)	88	115	124	239
C&I and CRE	110	(106)	4	331	325	656
Consumer	63	47	110	290	62	352
Total loans and leases	427	(225)	202	736	511	1,247
Total interest income	446	(390)	56	865	647	1,512

Interest expense:
Deposits:
Interest-bearing checking	38	(6)	32	14	79	93
Savings and clubs	(4)	(6)	(10)	(7)	(16)	(23)
Money market	196	(87)	109	61	222	283
Certificates of deposit	-	54	54	32	142	174
Total deposits	230	(45)	185	100	427	527
Repurchase agreements	-	-	-	(7)	-	(7)
Overnight borrowings	(129)	(67)	(196)	261	3	264
FHLB advances	(59)	30	(29)	18	59	77
Total interest expense	42	(82)	(40)	372	489	861
Net interest income	$404	$(308)	$96	$493	$158	$651

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

For the three months ended March 31, 2020 and 2019, the Company recorded a provision for loan losses of $300 thousand and $255 thousand, respectively, a $45 thousand, or 18%, increase.  This increase in the provision for loan losses from the year earlier period was primarily attributed to higher anticipated credit losses as an initial result of the COVID-19 crisis coupled with growth in the loan portfolio from the year earlier period while the loan portfolio declined during the current quarter.   Although uncertainty over COVID’s duration and severity complicates management’s ability to render a more precise estimate of credit losses, management believes the level of provisioning during the first quarter was adequate based on the information that was available as of the reporting date and subsequent period up to the filing date.  Further, a $193 thousand recovery in the form of a reimbursement from FNMA for previously charged-off sold mortgages offset the need for additional provisioning.

The provision for loan losses derives from the reserve required from the allowance for loan losses calculation. The Company continued provisioning for the three months ended March 31, 2020 in order to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the first quarter of 2020, non-interest income amounted to $2.8 million, an increase of $0.3 million, or 12%, compared to $2.5 million recorded for the same 2019 period.  Service charges on loans, which increased the most, was $0.2 million higher than the first quarter of 2019 driven primarily by mortgage loan service charges.  Fees from trust fiduciary services increased $0.1 million primarily due to higher personal trust income.  Interchange fees were almost $0.1 million more than the first quarter of 2019.  Partially offsetting these increases, financial service fees also declined $0.1 million quarter-over-quarter.  During April 2020, deposit service charges started trending down primarily from less overdraft activities, interchange fees started to decline from less activity and mortgage servicing rights amortization increased from heightened refinance activity.

Operating expenses

For the quarter ended March 31, 2020, total non-interest operating expenses were $7.3 million, an increase of $0.5 million, or 8%, compared to $6.8 million for the same 2019 quarter.  The biggest contributor to the higher expenses was merger-related expenses totaling $0.3 million, consisting mostly of professional fees.  Salary and employee benefits rose $0.2 million, or 6%, to $3.9 million for the first quarter of 2020 from $3.7 million for the first quarter of 2019.  The increase was primarily due to higher salaries from additional employees plus merit increases.  These increases were partially offset by a $0.1 million FDIC assessment reduction due to a credit received and $0.1 million in additional loan cost reimbursement offsetting expenses.  The Company expects approximately $0.2 million of costs related to COVID-19 during 2020 for supplies, cleaning, disinfecting, etc.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, were 1.79% and 1.81% for the three months ended March 31, 2020 and 2019.  The expense ratio decreased because of higher average assets during the three months ended March 31, 2020 compared to the same 2019 period.  The efficiency ratio increased from 64.15% at March 31, 2019 to 66.69% at March 31, 2020 due to the increase in non-interest expenses.  For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Merger related expenses of $1.8 million are anticipated for the remainder of 2020 for legal, investment banking, audit, data processing, regulatory filings, shareholder conversion and severance costs.

Provision for income taxes

The provision for income remained unchanged for the three months ended March 31, 2020 and 2019.  The Company's effective tax rate was 16.6% at March 31, 2020 compared to 16.2% at March 31, 2019.  Due to challenges relating to current market conditions, the Company may not have the ability to make a reliable estimate of all or part of its ordinary income.  The Coronavirus Aid, Relief, and Economic Security (CARES) Act may have an effect on the Company’s effective tax rate in future periods.

Comparison of financial condition at

March 31, 2020 and December 31, 2019

Overview

Consolidated assets increased $52.6 million, or 5%, to $1,062.5 million as of March 31, 2020 from $1,009.9 million at December 31, 2019.  The increase in assets occurred in cash and cash equivalents and the investment portfolio.  Cash inflow from growth in deposits of $83.9 million was used to pay down borrowings which declined $37.8 million and fund asset growth.

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

As of March 31, 2020, the carrying value of investment securities amounted to $204.0 million, or 19% of total assets, compared to $185.1 million, or 18% of total assets, at December 31, 2019.  As of March 31, 2020, 69% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of March 31, 2020 and December 31, 2019.  The AFS securities were recorded with a net unrealized gain of $8.7 million as of March 31, 2020 and a net unrealized gain of $4.6 million as of December 31, 2019.  Of the net improvement in the unrealized gain position of $4.1 million, $3.3 million was net unrealized gains on mortgage-backed securities, $0.6 million was net unrealized gains on municipal securities and $0.2 million was net unrealized gains on agency securities.  The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve.  Generally, the values of debt securities move in the opposite direction of the changes in interest rates.  As interest rates along the treasury yield curve decline, especially at the intermediate and long end, the values of debt securities tend to rise.  Whether or not the value of the Company’s investment portfolio will continue to rise above its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio.  When interest rates rise, the market values of the Company’s debt securities portfolio could be subject to market value declines.

As of March 31, 2020, the Company had $210.5 million in public deposits, or 23% of total deposits.  Pennsylvania state law requires the Company to maintain pledged securities on these public deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers.  As of March 31, 2020, the balance of pledged securities required for deposit accounts was $159.6 million, or 78% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security.  The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio.  Inputs provided by the third parties are reviewed and corroborated by management.  Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary.  Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired.  If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized.  During the quarter ended March 31, 2020, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During the three months ended March 31, 2020, the carrying value of total investments increased $18.9 million, or 10%.  The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company.  Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile.  The Company expects to grow the portfolio and increase its relative size with a preference toward mortgage-backed securities.  If intermediate to long-term rates rise, the strategy is expected to provide a good source of cash flow to reinvest into higher yielding interest-sensitive assets.

A comparison of investment securities at March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$141,374	69.3%	$124,240	67.1%
State & municipal subdivisions	56,254	27.6	54,718	29.6
Agency - GSE	6,356	3.1	6,159	3.3
Total	$203,984	100.0%	$185,117	100.0%

As of March 31, 2020, there were no investments from any one issuer with an aggregate book value that exceeded 10% of the Company’s shareholders’ equity.

The distribution of debt securities by stated maturity and tax-equivalent yield at March 31, 2020 are as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$322	4.31%	$5,750	3.40%	$135,302	3.22%	$141,374	3.23%
State & municipal subdivisions	3,594	14.29	980	6.02	1,675	3.10	50,005	4.35	56,254	5.01
Agency - GSE	-	-	6,356	2.70	-	-	-	-	6,356	2.70
Total debt securities	$3,594	14.29%	$7,658	3.19%	$7,425	3.33%	$185,307	3.52%	$203,984	3.70%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 21%.  In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Federal Home Loan Bank Stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available.  The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh.  Excess stock is repurchased from the Company at par if the amount of borrowings declined to a predetermined level.  In addition, the Company earns a return or dividend based on the amount invested.  The dividends received from the FHLB totaled $70 thousand and $100 thousand for the three months ended March 31, 2020 and 2019, respectively.  The balance in FHLB stock was $2.7 million and $4.4 million as of March 31, 2020 and December 31, 2019, respectively.

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

As of March 31, 2020 and December 31, 2019, loans HFS consisted of residential mortgages with carrying amounts of $1.6 million and $1.6 million, respectively, which approximated their fair values.  During the three months ended March 31, 2020, residential mortgage loans with principal balances of $12.9 million were sold into the secondary market and the Company recognized net gains of $0.2 million, compared to $12.6 million and $0.2 million, respectively, during the three months ended March 31, 2019.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market.  MSRs are retained so that the Company can foster personal relationships.  At March 31, 2020 and December 31, 2019, the servicing portfolio balance of sold residential mortgage loans was $299.0 million and $302.3 million, respectively, with mortgage servicing rights of $1.0 million for both periods, respectively.

Loans and leases

As of March 31, 2020, the Company had gross loans and leases totaling $746.1 million compared to $754.3 million at December 31, 2019 which represented a decrease of $8.2 million, or 1%.  The decline was caused by commercial loan payoffs which was partially offset by residential loan growth.

For the remainder of 2020, management expects loan growth to continue in the residential portfolio.  Other than Paycheck Protection Program (PPP) loans and the loans acquired from the merger with MNB, commercial and consumer loans are not expected to increase.

The PPP, established by the CARES Act, provided small businesses and eligible non-profit organizations, veterans organizations, and tribal businesses described in the Small Business Act, as well as individuals who are self-employed or are independent contractors, with funds to pay up to 8 weeks of payroll costs including benefits.  Funds can also be used to pay interest on mortgages, rent, and utilities.  All loans are 100% guaranteed by the SBA and, under the guidelines of the program, are forgivable.

The initial funding of $349 billion lasted from April 3, 2020 – April 16, 2020.  In that time, the Company provided $130 million in loans to 652 borrowers.  A subsequent funding commencing on April 27, 2020 provided $24 million in additional PPP loans to 679 borrowers.  Funding these loans will generate over $4.0 million of SBA processing fees, net of origination and agent fee costs, which are expected to be earned primarily over the second and third quarters of 2020 upon the Company receiving the payoff.  The Company expects the majority of these loans will be paid off before year end.

Our service team is experienced, knowledgeable and dedicated to servicing the community and our clients.  We will continue to provide products and services that benefit our clients as well as the community which is very important to our success.  There is much uncertainty regarding the effects COVID-19 may have on demand for loans and leases.  The Company has been proactively trying to reach out to customers to understand their needs during this crisis.

Commercial & industrial and commercial real estate

As of March 31, 2020, the commercial loan portfolio, which consisted of commercial and industrial (C&I) and commercial real estate (CRE) loans, decreased $14.7 million, or 4%, compared to December 31, 2019.  This reduction resulted primarily from the payoff of two tax-free commercial loans to one customer and the payoff of a few commercial real estate loans.

Consumer

The consumer loan portfolio experienced a reduction, decreasing $2.9 million, or 1%, compared to December 31, 2019.  This reduction in the consumer loan portfolio was attributed to a decline of $3.7 million in auto loans and $1.6 million in home equity products, partially offset by growth of $1.4 million in other consumer loans and $1.0 million in direct finance leases.

Residential

The residential loan portfolio grew $9.3 million, or 5%, during the first quarter of 2020.  This growth was driven by an $8.3 million increase in residential real estate loans and a $1.0 million increase in residential construction loans.  Homeowners’ preference for residential mortgage products supplemented the growth from mortgage modifications.  The Company offered refinancing to qualified customers which predominantly caused the lift in residential real estate loans.  Management expects continued growth in residential loans for the remainder of 2020.

The composition of the loan portfolio at March 31, 2020 and December 31, 2019 is summarized as follows:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Amount	%	Amount	%

Commercial and industrial	$118,140	15.8%	$122,594	16.2%
Commercial real estate:
Non-owner occupied	95,630	12.8	99,801	13.2
Owner occupied	125,976	16.9	130,558	17.3
Construction	3,196	0.4	4,654	0.6
Consumer:
Home equity installment	35,456	4.8	36,631	4.9
Home equity line of credit	46,850	6.3	47,282	6.3
Auto	102,213	13.7	105,870	14.0
Direct finance leases	17,356	2.3	16,355	2.2
Other	7,025	1.0	5,634	0.7
Residential:
Real estate	175,453	23.5	167,164	22.2
Construction	18,767	2.5	17,770	2.4
Gross loans	746,062	100.0%	754,313	100.0%
Less:
Allowance for loan losses	(10,017)		(9,747)
Unearned lease revenue	(938)		(903)
Net loans	$735,107		$743,663

Loans held-for-sale	$1,591		$1,643

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

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	three months ended		twelve months ended		three months ended
(dollars in thousands)	March 31, 2020		December 31, 2019		March 31, 2019

Balance at beginning of period	$9,747		$9,747		$9,747

Charge-offs:
Commercial and industrial	(64)		(184)		(28)
Commercial real estate	(163)		(597)		(361)
Consumer	(43)		(398)		(89)
Residential	(31)		(330)		(35)
Total	(301)		(1,509)		(513)

Recoveries:
Commercial and industrial	12		32		6
Commercial real estate	2		317		2
Consumer	64		67		25
Residential	193		8		-
Total	271		424		33
Net charge-offs	(30)		(1,085)		(480)
Provision for loan losses	300		1,085		255
Balance at end of period	$10,017		$9,747		$9,522

Allowance for loan losses to total loans	1.34%		1.29%		1.34%
Net charge-offs to average total loans outstanding	0.02%		0.15%		0.26%
Average total loans	$756,208		$732,152		$731,424
Loans 30 - 89 days past due and accruing	$8,308		$1,366		$2,322
Loans 90 days or more past due and accruing	$-		$-		$516
Non-accrual loans	$3,654		$3,674		$3,752
Allowance for loan losses to non-accrual loans	2.74	x	2.65	x	2.54	x
Allowance for loan losses to non-performing loans	2.74	x	2.65	x	2.23	x

For the three months ended March 31, 2020, the allowance increased $0.3 million, or 3%, to $10.0 million compared to $9.7 million at December 31, 2019 due to provisioning of $0.3 million.  For the three months ended March 31, 2020, total loans, which represent gross loans less unearned lease revenue, decreased by $8.3 million, or 1%, to $745.1 million at March 31, 2020 compared to $753.4 million at December 31, 2019.  The allowance for loan losses increased as a percentage of total loans to 1.34% at March 31, 2020 from 1.29% at December 31, 2019 due to a reduction in the loan portfolio along with initial anticipated credit losses as a result of the COVID-19 crisis.

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

During the first quarter of 2020, management increased the qualitative factors associated with its commercial, consumer, and residential portfolios related to potential adverse changes in both the volume and severity of past due and non-accrual loans along with national and local economic conditions as a result of the COVID-19 pandemic.  A statewide shutdown of non-essential business activity was ordered on March 16th in Pennsylvania.  General economic reports and data indicate a recession with elevated unemployment and sustained low inflation. The duration and severity of the recession or the ultimate path of the recovery is not known at this point.

As of March 31, 2020, management evaluated its exposure to certain industry concentrations that pose greater potential for loss due to a protracted, COVID-related economic shutdown.  Specific industries include hotel accommodations, restaurants, retail, non-owner occupied residential rental and certain parts of the transportation segment.  Management concluded that none of these concentrations comprise a significant exposure and that the Company is not vulnerable to the risk of a near-term severe impact to them.

Assuming a relatively short-term impact (2-3 months) for COVID-19, management concluded that the respective increase in the aforementioned qualitative factors, and consequently, the allowance for loan and lease losses, fairly meets the expected loss exposure measured as of the reporting date and subsequent period up to the filing date.

Should the duration and/or severity of the pandemic’s economic impact increase, management will take measures commensurate with the then observed risk to increase the provision for loan losses and, by extension, the allowance for loan and lease losses as appropriate.

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

	For the three	% of Total	For the three	% of Total
	months ended	Net	months ended	Net
(dollars in thousands)	March 31, 2020	Charge-offs	March 31, 2019	Charge-offs
Net charge-offs
Commercial and industrial	$(52)	173%	$(22)	5%
Commercial real estate	(161)	537	(359)	75
Consumer	21	(70)	(64)	13
Residential	162	(540)	(35)	7
Total net charge-offs	$(30)	100%	$(480)	100%

For the three months ended March 31, 2020, net charge-offs against the allowance totaled $30 thousand compared with $480 thousand for the three months ended March 31, 2019, representing a $450 thousand, or 94%, decrease.  The sharp decrease was attributed to a $193 thousand recovery during the first quarter of 2020 in the form of a reimbursement from the Federal National Mortgage Association (“FNMA”) for previously sold mortgages charged-off during the third quarter of 2019.  Excluding this recovery, net charge-offs for the three months ended March 31, 2020 would have shown an improvement, decreasing by $257 thousand, or 54%, over the prior year.

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

	March 31, 2020		December 31, 2019		March 31, 2019
		Category		Category		Category
		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$3,943	30%	$3,933	31%	$4,027	31%
Commercial and industrial	1,553	16	1,484	16	1,407	17
Consumer	2,094	28	2,013	28	2,130	29
Residential real estate	2,393	26	2,278	25	1,910	23
Unallocated	34	-	39	-	48	-
Total	$10,017	100%	$9,747	100%	$9,522	100%

The allocation of the allowance for the commercial loan portfolio, which is comprised of CRE and C&I loans, accounted for approximately 55% of the total allowance for loan losses at March 31, 2020, which represents a one percentage point decrease from 56% of the total allowance for loan losses at December 31, 2019 and the 57% of the total allowance for loan and lease losses at March 31, 2019.  The decrease in the allowance allocated to the commercial portfolio was attributed to the reduction in the commercial portfolio relative to the total portfolio as this percentage declined to 46% at March 31, 2020 compared to 47% at December 31, 2019 and 48% at March 31, 2019.

The allocation of the allowance for the consumer loan portfolio, accounted for approximately 21% of the total allowance for loan losses at March 31, 2019, which is unchanged from 21% of the total allowance for loan losses at December 31, 2019 and down one percentage point  from 22% of the total allowance for loan losses at March 31, 2019.  This decrease in the allowance allocated to the consumer loan portfolio from the year earlier period was attributed to the reduction in the consumer portfolio relative the total portfolio as this percentage declined to 28% at March 31, 2020 compared to 29% at March 31, 2019.

The allocation of the allowance for the residential real estate portfolio, accounted for approximately 24% of the total allowance for loan losses at March 31, 2020, which represents a one percentage point increase from 23% of the total allowance for loan losses at December 31, 2019 and a four percentage point increase from 20% of the total allowance for loan losses at March 31, 2019.  The increase in the allowance allocated to residential real estate portfolio was attributed to the relative rise in the residential portfolio, as this percentage increased to 26% at March 31, 2020 compared to 25% at December 31, 2019 and 23% at March 31, 2019.

The unallocated amount represents the portion of the allowance not specifically identified with a loan or groups of loans.  The unallocated reserve was less than 1% of the total allowance for loan losses at March 31, 2020, unchanged from less than 1% of the total allowance for loan losses at December 31, 2019 and March 31, 2019.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, TDRs, other real estate owned (ORE) and repossessed assets.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	March 31, 2020	December 31, 2019	March 31, 2019

Loans past due 90 days or more and accruing	$-	$-	$516
Non-accrual loans *	3,654	3,674	3,752
Total non-performing loans	3,654	3,674	4,268
Troubled debt restructurings	988	991	1,287
Other real estate owned and repossessed assets	116	369	420
Total non-performing assets	$4,758	$5,034	$5,975

Total loans, including loans held-for-sale	$746,715	$755,053	$713,762
Total assets	$1,062,495	$1,009,927	$964,220
Non-accrual loans to total loans	0.49%	0.49%	0.53%
Non-performing loans to total loans	0.49%	0.49%	0.60%
Non-performing assets to total assets	0.45%	0.50%	0.62%

* In the table above, the amount includes non-accrual TDRs of $0.6 million as of March 31, 2020, $0.6 million as of December 31, 2019 and $1.1 million as of March 31, 2019.

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

Non-performing assets represented 0.45% of total assets at March 31, 2020 compared with 0.50% at December 31, 2019 and 0.62% at March 31, 2019.  The year-to-date improvement in the non-performing assets ratio was the result of the net reduction in non-performing assets by $0.3 million, or 6%, to $4.8 million along with a $52.6 million, or 5%, increase in total assets to $1.06 billion at March 31, 2020 and the year-over-year improvement in the non-performing assets ratio was the result of the net reduction in non-performing assets by $1.2 million, or 20%, along with a $98.3 million, or 10%, increase in total assets.

Non-performing assets improved in all categories on both a year-to-date and year-over-year basis as loans past due over 90 days and accruing, non-accrual loans, accruing troubled debt restructures and other real estate owned and repossessed assets were all lower at March 31, 2020 compared to the prior quarter and the year earlier period.

From December 31, 2019 to March 31, 2020, non-accrual loans decreased slightly.  At March 31, 2020, there were a total of 46 loans to 36 unrelated borrowers with balances that ranged from less than $1 thousand to $0.5 million.  At December 31, 2019, there were a total of 44 loans to 34 unrelated borrowers with balances that ranged from less than $1 thousand to $0.5 million.  The decline in non-accrual loans was the result of $0.1 million in payments and $0.2 million in charge-offs, which were partially offset by $0.3 million in new non-accruals and expenses that were added to balances.

There were no accruing loans that were over 90 days past due as of March 31, 2020 and December 31, 2019.  The Company seeks payments from all past due customers through an aggressive customer communication process.  A past due loan will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

The composition of non-performing loans as of March 31, 2020 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$118,140	$-	$310	$310	0.26%
Commercial real estate:
Non-owner occupied	95,630	-	419	419	0.44%
Owner occupied	125,976	-	1,465	1,465	1.16%
Construction	3,196	-	-	-	-
Consumer:
Home equity installment	35,456	-	62	62	0.17%
Home equity line of credit	46,850	-	340	340	0.73%
Auto loans	102,213	-	92	92	0.09%
Direct finance leases *	16,418	-	-	-	-
Other	7,025	-	-	-	-
Residential:
Real estate	175,453	-	966	966	0.55%
Construction	18,767	-	-	-	-
Loans held-for-sale	1,591	-	-	-	-
Total	$746,715	$-	$3,654	$3,654	0.49%

*Net of unearned lease revenue of $0.9 million.

Payments received from non-accrual loans are recognized on a cost recovery method.  Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts.  Any excess is treated as a recovery of interest income.  If the non-accrual loans that were outstanding as of March 31, 2020 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $54 thousand.

The following tables set forth the activity in TDRs for the periods indicated:

As of and for the three months ended March 31, 2020
	Accruing		Non-accruing
	Commercial	Commercial	Commercial	Residential	Consumer
(dollars in thousands)	& industrial	real estate	real estate	real estate	installment	Total

Troubled Debt Restructures:
Beginning balance	$-	$991	$561	$-	$-	$1,552
Pay downs / payoffs	-	(3)	(4)	-	-	(7)
Ending balance	$-	$988	$557	$-	$-	$1,545
Number of loans	-	6	2	-	-	8

As of and for the year ended December 31, 2019
	Accruing		Non-accruing
	Commercial	Commercial	Commercial	Residential	Consumer
(dollars in thousands)	& industrial	real estate	real estate	real estate	installment	Total

Troubled Debt Restructures:
Beginning balance	$24	$1,806	$520	$764	$413	$3,527
Additions	-	32	57	-	-	89
Transfers	-	(645)	421	(430)	-	(654)
Pay downs / payoffs	(24)	(202)	(76)	(316)	(413)	(1,031)
Charge offs	-	-	(361)	(18)	-	(379)
Ending balance	$-	$991	$561	$-	$-	$1,552
Number of loans	-	6	2	-	-	8

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR.  TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.

To address the pandemic’s impact on its clients, the Company complied with FDIC FIL-17-2020 to work with customers to make reasonable accommodations ‘in a prudent manner’, especially borrowers from particularly vulnerable industry sectors.  Forbearance was offered to borrowers with preference given to those whose accounts that have consistently been handled as agreed.  Each was offered a choice of full payment deferral, generally 3 months, or interest only, generally 6 months.

Through April 17, 2020, the Company received a total of 1,324 forbearance requests with a grand total net active principal balance of $165 million including $27 million in 176 loans sold to FNMA/FHLB.  Of the $165 million, $93 million was commercial and $72 million was consumer.

The Company adopted guidance defined in the March 22, 2020 Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.  While the requirement to identify TDRs wasn’t waived,  applicants seeking relief were not deemed to be experiencing financial difficulties at the time of modification if the borrower was current (less than 30 days past due) on their contractual obligations at the time the modification was implemented and the modification was considered ‘temporary relief’ (less than 6 months).  Further, rate concessions and principal forgiveness were not granted.  The Company continued to recognize interest income on all modifications consistent with their contractual obligations throughout the term of the forbearance.

From December 31, 2019 to March 31, 2020, TDRs remained relatively unchanged, decreasing $7 thousand, or less than 1%.  At December 31, 2019, there were a total of 8 TDRs by 7 unrelated borrowers with balances that ranged from $80 thousand to $0.5 million.  At March 31, 2020, there were a total of 8 TDRs by 7 unrelated borrowers with balances that ranged from $79 thousand to $0.5 million.  The $7 thousand decrease was driven by the standard amortization of the portfolio.

Loans modified in a TDR may or may not be placed on non-accrual status.  At December 31, 2019 and March 31, 2020, two TDRs totaling $0.6 million were on non-accrual status.

If applicable, a TDR loan classified as non-accrual would require a minimum of six months of payments before consideration for a return to accrual status.  The concessions granted consisted of temporary interest-only payments or a reduction in the rate of interest to a below-market rate for a contractual period.  The Company believes concessions have been made in the best interests of the borrower and the Company.  If loans characterized as a TDR perform according to the restructured terms for a satisfactory period of time, the TDR designation may be removed in a new calendar year if the loan yields a market rate of interest.

Foreclosed assets held-for-sale

From December 31, 2019 to March 31, 2020, foreclosed assets held-for-sale (ORE) decreased from $349 thousand to $99 thousand, a $250 thousand, or 72%, decrease, due to the sale of two foreclosed assets for $250 thousand during the first quarter.  The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$349	7	$190	6

Additions	-		1,229	6
Pay downs	-		(18)
Write downs	-		(82)
Sold	(250)	(2)	(970)	(5)
Balance at end of period	$99	5	$349	7

As of March 31, 2019, ORE consisted of five properties from five unrelated borrowers totaling $99 thousand.  One of these properties ($32 thousand) was added in 2019; one of these properties ($15 thousand) was added in 2018; two of these properties ($10 thousand) were added in 2017; and one was added in 2014 ($42 thousand).  Of the five properties, two properties, totaling $42 thousand, had a signed sales agreement and the other three properties are currently listed for sale.

As of March 31, 2020, the Company had two other repossessed assets held-for-sale, with a balance of $17 thousand compared to two other repossessed assets held-for-sale, with a balance of $20 thousand as of December 31, 2019.

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

Premises and equipment

Net of depreciation, premises and equipment decreased $0.1 million during the first three months of 2020.  The Company recorded $0.4 million in depreciation expense which was partially offset by $0.3 million in additions to fixed assets.  The Company is expected to begin the renovation of its main office first floor branch in 2020 which will increase construction in process by approximately $2.3 million with completion expected by the middle of 2021.

Other assets

During the first three months of 2020, the $1.0 million, or 22%, increase in other assets was due mostly to a $1.4 million investment settlement pending and $0.3 million higher prepaid expenses partially offset by a $0.7 million larger net deferred tax liability.

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

The following table represents the components of deposits as of the date indicated:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$254,379	27.6%	$242,171	29.0%
Savings and clubs	104,841	11.4	104,854	12.5
Money market	206,552	22.5	180,478	21.6
Certificates of deposit	109,947	12.0	116,211	13.9
Total interest-bearing	675,719	73.5	643,714	77.0
Non-interest bearing	243,942	26.5	192,023	23.0
Total deposits	$919,661	100.0%	$835,737	100.0%

Total deposits increased $83.9 million, or 10%, from $835.7 million at December 31, 2019 to $919.6 million at March 31, 2020.  Non-interest bearing checking accounts contributed the most to the deposit growth with an increase of $51.9 million, primarily due to seasonal public tax deposits.  Tax deposits are usually received mid-quarter and retained for a short period of time with disbursements occurring shortly after they are received.  Money market accounts also increased $26.1 million mostly due to higher balances of existing accounts and shifts from other types of deposit accounts.  Interest-bearing checking accounts increased $12.2 million due to an increase in balances from public customers.  The Company focuses on obtaining a full-banking relationship with existing customers as well as forming new customer relationships.  During 2020, savings accounts continued to decline due to customers’ preference for products with higher earnings potential.  Savings accounts decreased $1.0 million which was partially offset by an increase of $1.0 million in club accounts.  The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers.  For 2020, the Company will focus on deposit growth to fund asset growth and pay down short-term borrowings.  We expect a temporary surge in business deposits during the second quarter of 2020 as PPP loan proceeds flow into deposit accounts.  Growth in deposits from new markets is expected from a full year with the Mountain Top branch and the merger with MNB Corporation.  Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset this deposit growth.

Additionally, CDs also decreased $6.3 million mostly due to migration to money market accounts.  During the first quarter of 2020, deposit customers moved some money from maturing CDs to competitors offering aggressive rates.  The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program and Insured Cash Sweep (ICS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000.  In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network.  By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC.  In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers.  Deposits the Company receives from other institutions are considered reciprocal deposits by regulatory definitions.  The Company did not have any CDARs as of March 31, 2020 and December 31, 2019.  As of March 31, 2020 and December 31, 2019, ICS reciprocal deposits represented $39.9 million and $19.7 million, or 4% and 2%, of total deposits which are included in interest-bearing checking accounts in the table above.  The $20.2 million increase in ICS deposits is primarily due to public funds deposit transfers from other interest-bearing checking accounts to ICS accounts.

The maturity distribution of certificates of deposit at March 31, 2020 is as follows:

		More than	More than	More
	Three months	three months	six months to	than twelve
(dollars in thousands)	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$12,854	$20,416	$22,818	$11,659	$67,747
CDs of less than $100,000	8,471	6,270	12,141	15,318	42,200
Total CDs	$21,325	$26,686	$34,959	$26,977	$109,947

Certificates of deposit of $250,000 or more amounted to $43.5 million and $44.5 million as of March 31, 2020 and December 31, 2019, respectively.

Approximately 57% of the CDs, with a weighted-average interest rate of 1.91%, are scheduled to mature during the remainder of 2020 and an additional 29%, with a weighted-average interest rate of 1.37%, are scheduled to mature during 2021.  Renewing CDs are currently expected to re-price to lower market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products.  The Company plans to address repricing CDs in the ordinary course of business on a relationship basis and is prepared to match rates when prudent to maintain relationships.  Growth in CD accounts is challenged by the current and expected rate environment and clients’ preference for short-term rates, as well as aggressive competitor rates.  The Company is not currently offering any CD promotions but may resume promotions in the future.  The Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs

Short-term borrowings may include overnight balances with FHLB line of credit and/or correspondent bank’s federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations.  Short-term borrowings decreased $37.8 million during the first three months of 2020 as deposits grew.

During the first quarter of 2019, the Company paid off $10 million in FHLB advances with an interest rate of 1.34%.  During the second quarter of 2019, the Company paid off $6.7 million in FHLB advances with an interest rate of 1.43%.  As of March 31, 2020, the Company had the ability to borrow an additional $276.6 million from the FHLB.

The following table represents the components of borrowings as of the date indicated:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Amount	%	Amount	%

Overnight borrowings	$-	-%	$37,839	71.6%
FHLB advances	15,000	100.0	15,000	28.4
Total	$15,000	100.0%	$52,839	100.0%

The original maturity dates of FHLB advances as of March 31, 2020 are as follows:

(dollars in thousands)	Amount	Weighted average rate

Maturity date 1 year or less	$-	-%
After 1 but within 2	5,000	2.95
After 2 but within 3	5,000	2.99
After 3 but within 4	5,000	3.07
After 4 years	-	-
Total	$15,000	3.01%

Subsequent events

Effective May 1, 2020, the Company completed the acquisition of MNB Corporation (“MNB”) pursuant to the Agreement and Plan of Reorganization, dated December 9, 2019.  MNB was the holding company of Merchants Bank of Bangor (“Merchants Bank”) which operated 9 retail community banking offices in Eastern Pennsylvania.  Subject to the terms and conditions of the agreement, MNB merged with and into the Company and Merchants Bank merged with and into the Bank.

Under the terms of the agreement, MNB shareholders received as consideration 1.039 shares of Fidelity common stock for each share of MNB common stock that they owned as of the closing date.  As a result of the merger, the Company issued 1,176,993 shares of its common stock and cash in exchange for fractional shares based upon $43.767, the determined market share price of the Company’s common stock in accordance with the Agreement and Plan of Reorganization.

With the combination of the two organizations, the Company, on a consolidated basis, will have approximate total assets of $1.6 billion, total deposits of $1.4 billion and total loans of $1.1 billion.  For the three months ended March 31, 2020, the Corporation incurred merger-related expenses totaling $273 thousand, primarily consisting of professional fees.  The remaining non-recurring costs to facilitate the merger and integrate systems in 2020 are currently estimated to be $1.8 million.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals.  A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect.  The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure.  This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions.  The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.  At March 31, 2020, the Company maintained a one-year cumulative gap of positive (asset sensitive) $139.7 million, or 13%, of total assets.  The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates.  Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at March 31, 2020:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$54,812	$-	$-	$4,148	$58,960
Investment securities (1)(2)	13,951	37,184	52,263	103,318	206,716
Loans and leases(2)	199,464	155,361	243,253	138,620	736,698
Fixed and other assets	-	23,427	-	36,694	60,121
Total assets	$268,227	$215,972	$295,516	$282,780	$1,062,495
Total cumulative assets	$268,227	$484,199	$779,715	$1,062,495

Non-interest-bearing transaction deposits (3)	$-	$24,419	$67,035	$152,488	$243,942
Interest-bearing transaction deposits (3)	237,081	-	131,476	197,215	565,772
Certificates of deposit	21,325	61,645	21,801	5,176	109,947
FHLB advances	-	-	10,000	5,000	15,000
Other liabilities	-	-	-	15,694	15,694
Total liabilities	$258,406	$86,064	$230,312	$375,573	$950,355
Total cumulative liabilities	$258,406	$344,470	$574,782	$950,355

Interest sensitivity gap	$9,821	$129,908	$65,204	$(92,793)
Cumulative gap	$9,821	$139,729	$204,933	$112,140

Cumulative gap to total assets	0.9%	13.2%	19.3%	10.6%

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity).  This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at March 31, 2020 remained constant.  The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the March 31, 2020 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	2.7%	1.7%
Net income	6.9	3.8
Economic value at risk:
Economic value of equity	8.6	(27.1)
Economic value of equity as a percent of total assets	1.1	(3.4)

Economic value has the most meaning when viewed within the context of risk-based capital.  Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%.  At March 31, 2020, the Company’s risk-based capital ratio was 15.80%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning April 1, 2020, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$33,522	$881	2.7%
+100 basis points	33,170	529	1.6
Flat rate	32,641	-	-
-100 basis points	33,071	430	1.3
-200 basis points	33,205	564	1.7

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

Liquidity

Liquidity management ensures that adequate funds will be available to meet customers’ needs for borrowings, deposit withdrawals and maturities, facility expansion and normal operating expenses.  Sources of liquidity are cash and cash equivalents, asset maturities and pay-downs within one year, loans HFS, investments AFS, growth of core deposits, utilization of borrowing capacities from the FHLB, correspondent banks, ICS and CDARs, the Discount Window of the Federal Reserve Bank of Philadelphia (FRB), Atlantic Community Bankers Bank (ACBB) and proceeds from the issuance of capital stock.  Though regularly scheduled investment and loan payments are dependable sources of daily liquidity, sales of both loans HFS and investments AFS, deposit activity and investment and loan prepayments are significantly influenced by general economic conditions including the interest rate environment.  During low and declining interest rate environments, prepayments from interest-sensitive assets tend to accelerate and provide significant liquidity that can be used to invest in other interest-earning assets but at lower market rates.  Conversely, in periods of high or rising interest rates, prepayments from interest-sensitive assets tend to decelerate causing prepayment cash flows from mortgage loans and mortgage-backed securities to decrease.  Rising interest rates may also cause deposit inflow but priced at higher market interest rates or could also cause deposit outflow due to higher rates offered by the Company’s competition for similar products.  The Company closely monitors activity in the capital markets and takes appropriate action to ensure that the liquidity levels are adequate for funding, investing and operating activities.

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal.  The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises.  The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios.  Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions.  At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee.  As of March 31, 2020, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the year ended March 31, 2020, the Company generated $43.3 million of cash.  During the period, the Company’s operations provided approximately $4.9 million mostly from $8.2 million of net cash inflow from the components of net interest income and $1.8 million in proceeds of loans HFS over originations; partially offset by net non-interest expense/income related payments of $5.2 million.  Cash inflow from interest-earning assets, deposits, loan payments and the sale of securities were used to purchase investment securities and replace maturing and cash runoff of securities, fund the loan portfolio, pay down overnight borrowings, invest in bank premises and equipment and make net dividend payments.  The Company received a large amount of public deposits over the past four years.  The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities.  Starting in 2019, the Company made an effort to open new public accounts as ICS accounts and transfer some existing public accounts to ICS accounts in order to provide the customer with FDIC insurance and to free up the Company’s unencumbered securities to improve liquidity.  Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs.  The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

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

During the second quarter of 2020, the Company recorded PPP loans funded by the Paycheck Protection Program Liquidity Facility (PPPLF).  This will provide liquidity without having to exhaust our funding lines.  We expect an approximately $150 million surge in deposits from the proceeds of PPP loans until customers pay out expenses.

As of March 31, 2020, the Company maintained $59.0 million in cash and cash equivalents and $205.6 million of investments AFS and loans HFS.  Also as of March 31, 2020, the Company had approximately $276.6 million available to borrow from the FHLB, $31.0 million from correspondent banks, $90.8 million from the FRB and $152.0 million from the Promontory One-Way Buy program.  The combined total of $815.0 million represented 77% of total assets at March 31, 2020.  Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the three months ended March 31, 2020, total shareholders' equity increased $5.3 million, or 5%, due principally from the $2.6 million in net income added into retained earnings and the $3.2 million after tax improvement in the net unrealized gain position in the Company’s investment portfolio.  Capital was further enhanced by $0.2 million from investments in the Company’s common stock via the Employee Stock Purchase (ESPP) and $0.3 million from stock-based compensation expense from the ESPP and restricted stock and SSARs.  These items were partially offset by $1.1 million of cash dividends declared on the Company’s common stock.  The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 40.7% for the three months ended March 31, 2020.  The balance of earnings is retained to further strengthen the Company’s capital position.

As of March 31, 2020, the Company reported a net unrealized gain position of $6.8 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $3.6 million as of December 31, 2019.  The improvement during 2020 was from $3.2 million in net unrealized gains on AFS securities, net of tax.  Higher net unrealized gains on all types of securities contributed to the net unrealized gains in investment portfolio.  Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.  Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline.  While volatility has existed in the yield curve within the past twelve months, a declining rate environment is expected and during the period of declining rates, the Company expects pricing in the bond portfolio to improve.  There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.  To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans.  The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants.  During the first quarter of 2020, the Company acquired shares in the open market to fulfill the needs of the DRP.  Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets.  The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%.  A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%.  As of March 31, 2020 and December 31, 2019, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

During the second quarter of 2020, PPP loans funded through the PPPLF will be excluded from the Leverage Ratio.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change.  The following table depicts the capital amounts and ratios of the Company, on a consolidated basis, and the Bank as of March 31, 2020 and December 31, 2019:

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer*		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of March 31, 2020:

Total capital (to risk-weighted assets)
Consolidated	$114,124	15.8%	≥	$57,792	8.0%	≥	$75,851	10.5%		N/A	N/A
Bank	$113,314	15.7%	≥	$57,786	8.0%	≥	$75,844	10.5%	≥	$72,232	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$105,081	14.6%	≥	$32,508	4.5%	≥	$50,568	7.0%		N/A	N/A
Bank	$104,272	14.4%	≥	$32,504	4.5%	≥	$50,562	7.0%	≥	$46,951	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$105,081	14.6%	≥	$43,344	6.0%	≥	$61,404	8.5%		N/A	N/A
Bank	$104,272	14.4%	≥	$43,339	6.0%	≥	$61,397	8.5%	≥	$57,786	8.0%

Tier I capital (to average assets)
Consolidated	$105,081	10.4%	≥	$40,547	4.0%	≥	$40,547	4.0%		N/A	N/A
Bank	$104,272	10.3%	≥	$40,539	4.0%	≥	$40,539	4.0%	≥	$50,674	5.0%

As of December 31, 2019:

Total capital (to risk-weighted assets)
Consolidated	$111,910	15.8%	≥	$56,796	8.0%	≥	$74,545	10.5%		N/A	N/A
Bank	$112,188	15.8%	≥	$56,791	8.0%	≥	$74,538	10.5%	≥	$70,989	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$103,024	14.5%	≥	$31,948	4.5%	≥	$49,696	7.0%		N/A	N/A
Bank	$103,303	14.6%	≥	$31,945	4.5%	≥	$49,692	7.0%	≥	$46,143	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$103,024	14.5%	≥	$42,597	6.0%	≥	$60,346	8.5%		N/A	N/A
Bank	$103,303	14.6%	≥	$42,593	6.0%	≥	$60,340	8.5%	≥	$56,791	8.0%

Tier I capital (to average assets)
Consolidated	$103,024	10.4%	≥	$39,650	4.0%	≥	$39,650	4.0%		N/A	N/A
Bank	$103,303	10.3%	≥	$40,265	4.0%	≥	$40,265	4.0%	≥	$50,331	5.0%

* The minimums under Basel III increased by 0.625% (the capital conservation buffer) annually until 2019.

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2019 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective.  The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended March 31, 2020.

PART II - Other Information

Item 1.  Legal Proceedings

The nature of the Company’s business generates a certain amount of litigation involving matters arising in the ordinary course of business.  However, in the opinion of the Company after consultation with legal counsel, no legal proceedings are pending, which, if determined adversely to the Company or the Bank, would have a material adverse effect on the Company’s undivided profits or financial condition, operations or the results of such operations.  No legal proceedings are pending other than ordinary routine litigation incidental to the business of the Company and the Bank.  In addition, to management’s knowledge, no governmental authorities have initiated or contemplated any material legal or regulatory actions against the Company or the Bank.

Item 1A.  Risk Factors

The COVID-19 Pandemic Has Adversely Impacted Our Business And Financial Results, And The Ultimate Impact Will Depend On Future Developments, Which Are Highly Uncertain And Cannot Be Predicted, Including The Scope And Duration Of The Pandemic And Actions Taken By Governmental Authorities In Response To The Pandemic.

The COVID-19 pandemic has negatively impacted the global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. As a result, the demand for our products and services may be significantly impacted, which could adversely affect our revenue and results of operations. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global, national and local economies worsen, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize further impairments on the securities we hold as well as reductions in other comprehensive income. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

We continue to closely monitor the COVID-19 pandemic and related risks as they evolve. The magnitude, duration and likelihood of the current outbreak of COVID-19, further outbreaks of COVID-19, future actions taken by governmental authorities and/or other third parties in response to the COVID-19 pandemic, and its future direct and indirect effects on the global, national and local economy and our business and results of operation are highly uncertain. The COVID-19 pandemic may cause prolonged global or national recessionary economic conditions or longer lasting effects on economic conditions than currently exist, which could have a material adverse effect on our business, results of operations and financial condition.

Management of the Company does not believe there have been any other material changes to the risk factors that were disclosed in the 2019 Form 10-K filed with the Securities and Exchange Commission on March 13, 2020.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019;  Consolidated Statements of Income for the three months ended March 31, 2020 and 2019; Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019; Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2020 and 2019; Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 and the Notes to the Consolidated Financial Statements. **

________________________________________________

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

Fidelity D & D Bancorp, Inc.

Date: May 11, 2020	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: May 11, 2020	/s/Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer