Form 10-Q
period 2020-06-30
FIDELITY D & D BANCORP INC
filed 2020-08-10
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on July 31, 2020, the latest practicable date, was 4,977,750 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q June 30, 2020

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	June 30, 2020	December 31, 2019
Assets:
Cash and due from banks	$180,592	$14,583
Interest-bearing deposits with financial institutions	84,206	1,080
Total cash and cash equivalents	264,798	15,663
Available-for-sale securities	293,073	185,117
Restricted investments in bank stock	3,065	4,383
Loans and leases, net (allowance for loan losses of
$11,671 in 2020; $9,747 in 2019)	1,112,673	743,663
Loans held-for-sale (fair value $17,738 in 2020, $1,660 in 2019)	17,348	1,643
Foreclosed assets held-for-sale	185	369
Bank premises and equipment, net	28,479	21,557
Leased property under finance leases, net	257	280
Right-of-use assets	7,244	6,023
Cash surrender value of bank owned life insurance	32,852	23,261
Accrued interest receivable	5,530	3,281
Goodwill	7,053	209
Core deposit intangible, net	1,914	-
Other assets	27,059	4,478
Total assets	$1,801,530	$1,009,927
Liabilities:
Deposits:
Interest-bearing	$1,018,771	$643,714
Non-interest-bearing	414,918	192,023
Total deposits	1,433,689	835,737
Accrued interest payable and other liabilities	44,834	7,674
Finance lease obligation	264	286
Operating lease liabilities	7,792	6,556
Short-term borrowings	152,791	37,839
FHLB advances	5,000	15,000
Total liabilities	1,644,370	903,092
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 4,977,750 in 2020; and 3,781,500 in 2019)	77,162	30,848
Retained earnings	72,797	72,385
Accumulated other comprehensive income	7,201	3,602
Total shareholders' equity	157,160	106,835
Total liabilities and shareholders' equity	$1,801,530	$1,009,927

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)	Three months ended		Six months ended
(dollars in thousands except per share data)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest income:
Loans and leases:
Taxable	$10,494	$7,945	$18,557	$15,836
Nontaxable	278	248	575	515
Interest-bearing deposits with financial institutions	38	13	50	28
Restricted regulatory securities	21	85	86	185
Investment securities:
U.S. government agency and corporations	865	921	1,711	1,881
States and political subdivisions (nontaxable)	502	445	925	867
States and political subdivisions (taxable)	49	-	54	-
Other securities	3	-	3	-
Total interest income	12,250	9,657	21,961	19,312
Interest expense:
Deposits	1,195	1,474	2,711	2,806
Other short-term borrowings and other	120	262	195	532
FHLB advances	114	127	228	270
Total interest expense	1,429	1,863	3,134	3,608
Net interest income	10,821	7,794	18,827	15,704
Provision for loan losses	1,900	255	2,200	510
Net interest income after provision for loan losses	8,921	7,539	16,627	15,194
Other income:
Service charges on deposit accounts	413	563	973	1,102
Interchange fees	686	551	1,243	1,045
Service charges on loans	330	207	768	487
Fees from trust fiduciary activities	435	377	854	671
Fees from financial services	154	230	313	465
Fees and other revenue	112	236	362	492
Earnings on bank-owned life insurance	196	165	361	311
Gain (loss) on write-down, sale or disposal of:
Loans	437	160	651	378
Available-for-sale debt securities	-	-	-	(4)
Premises and equipment	(55)	-	(62)	(1)
Total other income	2,708	2,489	5,463	4,946
Other expenses:
Salaries and employee benefits	5,138	3,584	9,061	7,288
Premises and equipment	1,411	1,034	2,529	2,110
Data processing and communication	846	481	1,306	892
Advertising and marketing	247	292	681	691
Professional services	663	156	1,076	522
Merger-related expenses	1,947	-	2,219	19
Automated transaction processing	265	254	491	439
Office supplies and postage	171	97	277	202
PA shares tax	303	217	369	257
Loan collection	16	142	45	183
Other real estate owned	(42)	(35)	(15)	16
FDIC assessment	80	62	80	129
FHLB prepayment fee	482	-	482	-
Other	(216)	151	14	457
Total other expenses	11,311	6,435	18,615	13,205
Income before income taxes	318	3,593	3,475	6,935
Provision for income taxes	66	591	589	1,131
Net income	$252	$3,002	$2,886	$5,804
Per share data :
Net income - basic	$0.05	$0.79	$0.69	$1.53
Net income - diluted	$0.05	$0.79	$0.68	$1.52
Dividends	$0.28	$0.26	$0.56	$0.52

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended		Six months ended
(Unaudited)	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019

Net income	$252	$3,002	$2,886	$5,804

Other comprehensive income, before tax:
Unrealized holding gain on available-for-sale debt securities	444	1,845	4,556	4,362
Reclassification adjustment for net losses realized in income	-	-	-	4
Net unrealized gain	444	1,845	4,556	4,366
Tax effect	(93)	(387)	(957)	(917)
Unrealized gain, net of tax	351	1,458	3,599	3,449
Other comprehensive income, net of tax	351	1,458	3,599	3,449
Total comprehensive income, net of tax	$603	$4,460	$6,485	$9,253

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the six months ended June 30, 2020 and 2019
				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total

Balance, December 31, 2018	3,759,426	$29,715	$64,937	$(1,095)	$93,557
Net income			5,804		5,804
Other comprehensive income				3,449	3,449
Effect of adopting ASU 2016-02			(107)		(107)
Issuance of common stock through Employee Stock Purchase Plan	4,535	175			175
Issuance of common stock from vested restricted share grants through stock compensation plans	15,574
Issuance of common stock through exercise of SSARs	1,965				-
Stock-based compensation expense		529			529
Cash dividends declared			(1,981)		(1,981)
Balance, June 30, 2019	3,781,500	$30,419	$68,653	$2,354	$101,426

Balance, December 31, 2019	3,781,500	$30,848	$72,385	$3,602	$106,835
Net income			2,886		2,886
Other comprehensive income				3,599	3,599
Issuance of common stock through Employee Stock Purchase Plan	3,885	219			219
Issuance of common stock from vested restricted share grants through stock compensation plans	15,395
Stock-based compensation expense		687			687
Issuance of common stock for acquisition	1,176,970	45,408			45,408
Cash dividends declared			(2,474)		(2,474)
Balance, June 30, 2020	4,977,750	$77,162	$72,797	$7,201	$157,160

See notes to unaudited consolidated financial statements

For the three months ended June 30, 2020 and 2019
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total
Balance, March 31, 2019	3,780,975	$30,204	$66,642	$896	$97,742
Net income			3,002		3,002
Other comprehensive income				1,458	1,458
Issuance of common stock from vested restricted share grants through stock compensation plans	525
Stock-based compensation expense		215			215
Cash dividends declared			(991)		(991)
Balance, June 30, 2019	3,781,500	$30,419	$68,653	$2,354	$101,426

Balance, March 31, 2020	3,797,646	$31,342	$73,948	$6,850	$112,140
Net income			252		252
Other comprehensive income				351	351
Issuance of common stock from vested restricted share grants through stock compensation plans	3,134
Issuance of common stock for acquisition	1,176,970	45,408			45,408
Stock-based compensation expense		412			412
Cash dividends declared			(1,403)		(1,403)
Balance, June 30, 2020	4,977,750	$77,162	$72,797	$7,201	$157,160

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Six months ended June 30,
(dollars in thousands)	2020	2019

Cash flows from operating activities:
Net income	$2,886	$5,804
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	1,812	1,548
Provision for loan losses	2,200	510
Deferred income tax (benefit) expense	(1,255)	332
Stock-based compensation expense	624	459
Excess tax benefit from exercise of SSARs	-	23
Proceeds from sale of loans held-for-sale	41,511	23,152
Originations of loans held-for-sale	(53,270)	(15,952)
Earnings from bank-owned life insurance	(361)	(311)
Net gain from sales of loans	(651)	(378)
Net loss from sales of investment securities	-	4
Net gain from sale and write-down of foreclosed assets held-for-sale	(33)	(25)
Net loss from write-down and disposal of bank premises and equipment	62	1
Operating lease payments	15	15
Change in:
Accrued interest receivable	(803)	(155)
Other assets	1,392	(675)
Accrued interest payable and other liabilities	3,345	(1,506)
Net cash (used in) provided by operating activities	(2,526)	12,846

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	115,234	4,705
Proceeds from maturities, calls and principal pay-downs	21,637	17,604
Purchases	(117,418)	(25,510)
Decrease in FHLB stock	1,897	1,943
Net increase in loans and leases	(131,254)	(11,756)
Principal portion of lease payments received under direct finance leases	1,539	1,100
Purchase of life insurance policies	-	(2,000)
Purchases of bank premises and equipment	(956)	(1,244)
Net cash acquired in acquisition	53,004	-
Proceeds from sale of foreclosed assets held-for-sale	566	384
Net cash used in investing activities	(55,751)	(14,774)

Cash flows from financing activities:
Net increase in deposits	202,384	69,440
Net increase (decrease) in short-term borrowings	114,952	(47,261)
Repayment of FHLB advances	(7,627)	(16,704)
Repayment of finance lease obligation	(38)	(36)
Proceeds from employee stock purchase plan participants	219	175
Dividends paid	(2,474)	(1,981)
Cash paid in lieu of fractional shares	(4)	-
Net cash provided by financing activities	307,412	3,633
Net increase in cash and cash equivalents	249,135	1,705
Cash and cash equivalents, beginning	15,663	17,485

Cash and cash equivalents, ending	$264,798	$19,190

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)	Six months ended June 30,
(dollars in thousands)	2020	2019
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,133	$3,429
Income tax	1,400	800
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized gains on available-for-sale securities	4,556	4,366
Transfers from loans to foreclosed assets held-for-sale	-	894
Transfers from loans to loans held-for-sale	3,031	2,926
Security settlement pending	22,520	-
Repayment of FHLB advances payable	10,000	-
Right-of-use asset	-	4,133
Lease liability	-	4,540

Transactions related to acquisition
Increase in assets and liabilities:
Securities	$123,420
Loans	245,283
Restricted investments in bank stocks	692
Premises and equipment	6,907
Investment in bank-owned life insurance	9,230
Goodwill	6,843
Core deposit intangible asset	1,973
Right-of-use assets	1,354
Other assets	2,680
Non-interest-bearing deposits	(118,822)
Interest-bearing deposits	(276,816)
FHLB advances	(7,627)
Lease liabilities	(1,354)
Other liabilities	(1,356)
Common shares issued	(45,408)

See notes to unaudited consolidated financial statements

FIDELITY D & D BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of operations and critical accounting policies

Nature of operations

Fidelity D & D Bancorp, Inc. (the Company) is a bank holding company and the parent of Fidelity Deposit and Discount Bank (the Bank). The Bank is a commercial bank chartered under the law of the Commonwealth of Pennsylvania and a wholly-owned subsidiary of the Company. Having commenced operations in 1903, the Bank is committed to provide superior customer service, while offering a full range of banking products and financial and trust services to both our consumer and commercial customers from our main office located in Dunmore and other branches located throughout Lackawanna, Northampton and Luzerne Counties and Wealth Management offices in Schuylkill and Lebanon Counties.

On May 1, 2020, the Company completed its acquisition of MNB Corporation (MNB) and its wholly-owned subsidiary, Merchants Bank of Bangor. At the time of the acquisition, MNB merged with and into the Company with the Company surviving the merger. In addition, Merchants Bank of Bangor merged with and into the Bank with the Bank as the surviving bank. Further discussion of the acquisition of MNB can be found in Footnote 9, “Acquisition”.

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

In the opinion of management, the consolidated balance sheets as of June 30, 2020 and December 31, 2019 and the related consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in shareholders’ equity for the three and six months ended June 30, 2020 and 2019, and consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature. Certain reclassifications have been made to the 2019 financial statements to conform to the 2020 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after June 30, 2020 through the date these consolidated financial statements were issued.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses at June 30, 2020 is adequate and reasonable to cover incurred losses. Given the subjective nature of identifying and estimating loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

1. Nature of operations and critical accounting policies (continued)

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB). Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained. On occasion, the Company may transfer loans from the loan portfolio to loans HFS. Under these circumstances, pricing may be obtained from other entities and the residential mortgage loans are transferred at the lower of cost or market value and simultaneously sold. For other loans transferred to HFS, pricing may be obtained from other entities or modeled and the other loans are transferred at the lower of cost or market value and then sold. As of June 30, 2020 and December 31, 2019, loans classified as HFS consisted of residential mortgage loans.

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

Goodwill is recorded on the consolidated balance sheets as the excess of liabilities assumed over identifiable assets acquired on the acquisition date. Goodwill is recorded at its net carrying value which represents estimated fair value. The goodwill is deductible for tax purposes over a 15-year period. Goodwill is tested for impairment on at least an annual basis. There was no goodwill impairment as of June 30, 2020 and December 31, 2020.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU remove certain disclosures from Topic 820, modify disclosures and/or require additional disclosures. We adopted this ASU on January 1, 2020 and the amendments in this update did not have a material impact on the Company’s consolidated financial position or results of operations. Footnote 8, “Fair Value Measurements” provides disclosures regarding fair value measurements of the Company’s financial instruments.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments in this update are elective and apply to all entities that have contracts that reference LIBOR or another reference rate expected to be discontinued. The guidance includes a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. An optional expedient simplifies accounting for contract modifications to loans receivable and debt, by prospectively adjusting the effective interest rate. The amendments in ASU 2020-04 are effective as of March 12, 2020 through December 31, 2022. The Company expects to apply the amendments prospectively for applicable loan and other contracts within the effective period of ASU 2020-04.

3. Accumulated other comprehensive income

The following tables illustrate the changes in accumulated other comprehensive income by component and the details about the components of accumulated other comprehensive income as of and for the periods indicated:

As of and for the six months ended June 30, 2020
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	debt securities
Beginning balance	$3,602

Other comprehensive income before reclassifications, net of tax	3,599
Amounts reclassified from accumulated other comprehensive income, net of tax	-
Net current-period other comprehensive income	3,599
Ending balance	$7,201

As of and for the three months ended June 30, 2020
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	debt securities
Beginning balance	$6,850

Other comprehensive income before reclassifications, net of tax	351
Amounts reclassified from accumulated other comprehensive income, net of tax	-
Net current-period other comprehensive income	351
Ending balance	$7,201

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

As of and for the three months ended June 30, 2019
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	securities
Beginning balance	$896

Other comprehensive income before reclassifications, net of tax	1,458
Amounts reclassified from accumulated other comprehensive income, net of tax	-
Net current-period other comprehensive income	1,458
Ending balance	$2,354

The following table describes amounts reclassified from accumulated other comprehensive income:

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated				Affected line item in the statement
(dollars in thousands)	other comprehensive income				where net income is presented
	For the three months		For the six months
	ended June 30,		ended June 30,
	2020	2019	2020	2019

Unrealized gains (losses) on AFS debt securities	$-	$-	$-	$(4)	Gain (loss) on sale of investment securities
Income tax effect	-	-	-	1	Provision for income taxes
Total reclassifications for the period	$-	$-	$-	$(3)	Net income

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

The amortized cost and fair value of investment securities at June 30, 2020 and December 31, 2019 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
June 30, 2020
Available-for-sale debt securities:
Agency - GSE	$30,948	$446	$-	$31,394
Obligations of states and political subdivisions	91,048	4,828	(21)	95,855
MBS - GSE residential	161,961	3,935	(72)	165,824

Total available-for-sale debt securities	$283,957	$9,209	$(93)	$293,073

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2019
Available-for-sale debt securities:
Agency - GSE	$5,941	$218	$-	$6,159
Obligations of states and political subdivisions	51,857	2,871	(10)	54,718
MBS - GSE residential	122,759	1,609	(128)	124,240

Total available-for-sale debt securities	$180,557	$4,698	$(138)	$185,117

The amortized cost and fair value of debt securities at June 30, 2020 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Available-for-sale securities:
Debt securities:
Due in one year or less	$1,201	$1,207
Due after one year through five years	6,883	7,384
Due after five years through ten years	30,651	30,783
Due after ten years	83,261	87,875

MBS - GSE residential	161,961	165,824

Total available-for-sale debt securities	$283,957	$293,073

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

The following table presents the fair value and gross unrealized losses of debt securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of June 30, 2020 and December 31, 2019:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

June 30, 2020
Agency - GSE	$2,500	$-	$-	$-	$2,500	$-
Obligations of states and political subdivisions	3,898	(21)	-	-	3,898	(21)
MBS - GSE residential	15,015	(72)	-	-	15,015	(72)
Total	$21,413	$(93)	$-	$-	$21,413	$(93)
Number of securities	8		-		8

December 31, 2019
Obligations of states and political subdivisions	$2,867	$(10)	$-	$-	$2,867	$(10)
MBS - GSE residential	5,084	(19)	16,518	(109)	21,602	(128)
Total	$7,951	$(29)	$16,518	$(109)	$24,469	$(138)
Number of securities	5		12		17

The Company had eight securities in an unrealized loss position at June 30, 2020, including one agency security, five mortgage-backed securities and two municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at June 30, 2020: 0.01% for agencies, 0.40% for total MBS-GSE; and 0.53% for municipals. Of these securities, none had been in an unrealized loss position in excess of 12 months. The changes in the prices on these securities in an unrealized loss position in excess of 12 months are the result of interest rate movement and management believes they are temporary in nature. Management has no intent to sell any securities in an unrealized loss position as of June 30, 2020.

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

For all debt securities, as of June 30, 2020, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and nor any conditions were identified by management that, more likely than not, would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5. Loans and leases

The classifications of loans and leases at June 30, 2020 and December 31, 2019 are summarized as follows:

(dollars in thousands)	June 30, 2020			December 31, 2019
	Originated	Acquired	Total
Commercial and industrial	$263,862	$21,894	$285,756	$122,594
Commercial real estate:
Non-owner occupied	98,337	90,474	188,811	99,801
Owner occupied	127,696	51,573	179,269	130,558
Construction	3,670	6,827	10,497	4,654
Consumer:
Home equity installment	35,741	7,603	43,344	36,631
Home equity line of credit	46,310	6,224	52,534	47,282
Auto loans	98,295	203	98,498	105,870
Direct finance leases	17,048	-	17,048	16,355
Other	7,435	535	7,970	5,634
Residential:
Real estate	178,828	45,615	224,443	167,164
Construction	16,370	712	17,082	17,770
Total	893,592	231,660	1,125,252	754,313
Less:
Allowance for loan losses	(11,671)	-	(11,671)	(9,747)
Unearned lease revenue	(908)	-	(908)	(903)
Loans and leases, net	$881,013	$231,660	$1,112,673	$743,663

As of June 30, 2020, total loans of $1.1 billion were reflected net of deferred fee income of $1.0 million, including $4.4 million in deferred fee income from Paycheck Protection Program (PPP) loans. Net deferred loan costs of $3.0 million have been included in the carrying values of loans at December 31, 2019.

Commercial and industrial loan balances were $285.8 million at June 30, 2020 and $122.6 million on December 31, 2019. The $163.2 million increase reflected $152.7 million in PPP loans (net of unearned deferred fees) and $21.9 million in loans stated at fair value acquired in the Merchants Bank merger.

Direct finance leases include the lease receivable and the guaranteed lease residual. Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease. Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The approximate unpaid principal balance of mortgages serviced amounted to $301.6 million as of June 30, 2020 and $302.3 million as of December 31, 2019. Mortgage servicing rights amounted to $0.9 million and $1.0 million as of June 30, 2020 and December 31, 2019, respectively.

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

Paycheck Protection Program Loans

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (SBA) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (PPP).

As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly payroll costs, or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity for loans originated before June 5th and a five-year maturity for loans originated beginning on June 5th; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrowers’ PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP, so long as the employer maintains or quickly rehires employees and maintains salary levels and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.

As of June 30, 2020, the Company had originated 1,439 loans totaling $157.1 million under the Paycheck Protection Program. As a PPP lender, the Company received fee income of approximately $5.2 million, net of costs. The Company recognized $0.8 million of PPP fee income during the second quarter 2020 with the remaining amount to be recognized in future quarters. Unearned fees attributed to PPP loans, net of fees paid to referral sources as prescribed by the SBA under the PPP program, was $4.4 million as of June 30, 2020.

Acquired loans

Acquired loans are marked to fair value on the date of acquisition. For detailed information on calculating the fair value of acquired loans, see Footnote 9, “Acquisition.”

The carryover of allowance for loan losses related to acquired loans is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. The allowance for loan losses on acquired loans reflects only those losses incurred after acquisition and represents the present value of cash flows expected at acquisition that is no longer expected to be collected.

The Company reported provisional fair value adjustments regarding the acquired MNB Corporation loan portfolio. Therefore, we did not record an allowance on the acquired non-purchased credit impaired (PCI) loans. We are in the process of developing a plan to evaluate acquired non-PCI loans for additional reserve in the subsequent interim period. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan losses, the Company performs an analysis on acquired loans to determine whether there has been subsequent deterioration in relation to those loans. If deterioration has occurred, the Company will include these loans in the calculation of the allowance for loan losses after the initial valuation and provide reserves accordingly.

Upon acquisition, in accordance with GAAP, the Company has individually determined whether each acquired loan is within the scope of ASC 310-30. As part of this process, the Company’s senior management and other relevant individuals reviewed the seller’s loan portfolio on a loan by loan basis to determine if any loans met the two-part definition of an impaired loan as defined by ASC 310-30: 1) Credit deterioration on the loan from its inception until the acquisition date, and 2) It is probable that not all of the contractual cash flows will be collected on the loan.

With regards to ASC 310-30 loans, for external disclosure purposes, the aggregate contractual cash flows less the aggregate expected cash flows result in a credit related non-accretable yield amount. The aggregate expected cash flows less the acquisition date fair value result in an accretable yield amount. The accretable yield reflects the contractual cash flows management expects to collect above the loan's acquisition date fair value and will be recognized over the life of the loan on a level-yield basis as a component of interest income.

Over the life of the acquired ASC 310-30 loan, the Company continues to estimate cash flows expected to be collected. Decreases in expected cash flows, other than from prepayments or rate adjustments, are recognized as impairments through a charge to the provision for credit losses resulting in an increase in the allowance for credit losses. Subsequent improvements in cash flows result in first, reversal of existing valuation allowances recognized subsequent to acquisition, if any, and next, an increase in the amount of accretable yield to be subsequently recognized on a prospective basis over the loan’s remaining life.

Acquired ASC 310-30 loans that met the criteria for non-accrual of interest prior to acquisition are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Company can reasonably estimate the timing and amount of expected cash flows on such loans. Accordingly, the Company does not consider acquired contractually delinquent loans to be non-accruing and continues to recognize accretable yield on these loans which is recognized as interest income on a level yield method over the life of the loan.

Acquired ASC 310-20 loans, which are loans that did not meet the criteria above, were pooled into groups of similar loans based on various factors including borrower type, loan purpose, and collateral type. For these pools, the Company used certain loan information, including outstanding principal balance, estimated expected losses, weighted average maturity, weighted average margin, and weighted average interest rate along with estimated prepayment rates, expected lifetime losses, and environment factors to estimate the expected cash flow for each loan pool.

Within the ASC 310-20 loans, the Company identified certain loans that have higher risk due to the COVID-19 pandemic. Although performing at the time of acquisition and likely will continue making payments in accordance with contractual terms, management elected a higher credit adjustment on these loans to reflect the greater inherent risk that the borrower will default on payments. These higher risk factors include loans that requested forbearance consistent with FIL-17-2020 FDIC Statement on Financial Institutions Working with Customers Affected by the Coronavirus and Regulatory and Supervisory Assistance, loans that were in industries determined to be at greater risk to economic disruption due to COVID-19, and loans that had a prior history of delinquency greater than 60 days at any point in the life-time of the loan.

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

(dollars in thousands)	Six Months Ended June 30, 2020
Balance at beginning of period	$-
Accretable yield on acquired loans	248
Accretion of accretable yield	(19)
Balance at end of period	$229

Cash flows expected to be collected on acquired loans are estimated quarterly by incorporating several key assumptions similar to the initial estimate of fair value. These key assumptions include probability of default and the amount of actual prepayments after the acquisition date. Prepayments affect the estimated life of the loans and could change the amount of interest income, and possibly principal expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary. Improved cash flow expectations for loans or pools are recorded first as a reversal of previously recorded impairment, if any, and then as an increase in prospective yield when all previously recorded impairment has been recaptured.

Non-accrual loans

Non-accrual loans, segregated by class, at June 30, 2020 and December 31, 2019, were as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Commercial and industrial	$366	$336
Commercial real estate:
Non-owner occupied	1,514	510
Owner occupied	1,204	1,447
Consumer:
Home equity installment	47	65
Home equity line of credit	380	294
Auto loans	101	16
Residential:
Real estate	650	1,006
Total	$4,262	$3,674

The table above excludes $1.3 million in purchased credit impaired loans, net of unamortized fair value adjustments.

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

Loan Modifications/COVID-19

The table below provides a summary by loan type of the COVID-19 accommodations based on the number and outstanding balance at June 30, 2020 along with the percentage of these accommodations relative to the loan portfolio and tier 1 capital:

(dollars in thousands)	Number of Loans	Total Modification Balance	Total Loan Balance	Percentage of Total Loan Balance	Percentage of Tier 1 Capital
Commercial and industrial	170	$20,525	$285,756	7.2%	14.6%
Commercial real estate:
Non-owner occupied	197	66,283	188,811	35.1%	47.1%
Owner occupied	223	61,730	179,269	34.4%	43.9%
Construction	2	1,650	10,497	15.7%	1.2%
Total Commercial	592	150,188	664,333	22.6%	106.8%
Consumer:
Home equity installment	99	5,695	43,344	13.1%	4.0%
Home equity line of credit	92	6,570	52,534	12.5%	4.7%
Auto loans	443	8,222	98,498	8.3%	5.8%
Direct finance leases	-	-	17,048	0.0%	0.0%
Other	34	383	7,970	4.8%	0.3%
Total Consumer	668	20,870	219,394	9.5%	14.8%
Residential:
Real estate	157	27,604	224,443	12.3%	19.6%
Construction	12	3,130	17,082	18.3%	2.2%
Total Residential	169	30,734	241,525	12.7%	21.9%
Total	1,429	$201,792	$1,125,252	17.9%	143.5%

The following table provides information with respect to the Company’s commercial COVID-19 accommodations by sector at June 30, 2020. Only the five sectors with the highest amount of accommodations on a dollar basis are shown in this table. All other sectors are classified in the “Other” category.

(dollars in thousands)	Count	Balance	Percentage of Tier 1 Capital

Real Estate Rental and Leasing	233	$68,569	48.8%
Construction	51	17,255	12.3%
Manufacturing	27	15,085	10.7%
Retail Trade	50	12,271	8.7%
Accommodation and Food Services	65	7,492	5.3%
Other	166	29,516	21.0%
Total commercial accommodations	592	$150,188	106.8%

Consistent with Section 4013 and the Revised Statement of Section 4013 of the CARES Act, specifically “Temporary Relief From Troubled Debt Restructurings”, the Company approved requests by borrowers to modify loan terms and defer principal and/or interest payment for loans. U.S. GAAP permits the suspension of TDR determination defined under ASC 310-40 provided that such modifications are made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief. This includes short-term (i.e. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current for purposes of Section 4013 are those that are less than 30 days past due on their contractual payments at the time the modification program is implemented.

Beginning the week of March 16, 2020, the Company began receiving requests for temporary modifications to the repayment structure for borrower loans. The modifications are grouped into deferred payments of no more than six months, interest only, lines of credit only and other. As of June 30, 2020, the Company had 1,429 temporary modifications with principal balances totaling $201.8 million.

The global pandemic referred to as COVID-19 has created many barriers to loan production relative to the measures taken to slow the spread. These measures have put a large strain on a wide variety of industries within the global economy generally, and the Company’s market specifically. The overall economic impact and effect of the measures is yet to be fully understood as its effects will most likely lag timewise behind while businesses and governments inject resources to help lessen the impact. Despite efforts to lessen the impact, it is the Company’s current belief that the pandemic will temporarily, or in some cases permanently, damage our borrower’s ability to repay loans and comply with terms.

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

Of the TDRs outstanding as of June 30, 2020 and December 31, 2019, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time. Other than the TDRs that were placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

There were no loans modified as TDRs for the three and six months ended June 30, 2020 and 2019. Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. There were no loans modified as a TDR within the previous twelve months that subsequently defaulted during the six months ended June 30, 2020 and 2019.

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

As of June 30, 2020 and 2019, respectively, the allowance for impaired loans that have been modified in a TDR was $0.4 million and $0.2 million, respectively.

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

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
June 30, 2020	past due	past due	or more (1)	past due	Current	loans (3)		and accruing
Originated Loans
Commercial and industrial	$-	$-	$366	$366	$263,496	$263,862		$-
Commercial real estate:
Non-owner occupied	-	-	1,514	1,514	96,823	98,337		-
Owner occupied	3	-	1,204	1,207	126,489	127,696		-
Construction	-	-	-	-	3,670	3,670		-
Consumer:
Home equity installment	-	21	47	68	35,673	35,741		-
Home equity line of credit	-	39	380	419	45,891	46,310		-
Auto loans	323	31	101	455	97,840	98,295		-
Direct finance leases	240	129	10	379	15,761	16,140	(2)	10
Other	6	-	-	6	7,429	7,435		-
Residential:
Real estate	-	-	650	650	178,178	178,828		-
Construction	-	-	-	-	16,370	16,370		-
Total originated loans	572	220	4,272	5,064	887,620	892,684		10
Acquired Loans
Commercial and industrial	-	11	-	11	21,883	21,894		-
Commercial real estate:
Non-owner occupied	-	-	-	-	90,474	90,474		-
Owner occupied	-	35	-	35	51,538	51,573		-
Construction	-	-	-	-	6,827	6,827		-
Consumer:
Home equity installment	-	-	-	-	7,603	7,603		-
Home equity line of credit	-	-	-	-	6,224	6,224		-
Auto loans	-	-	-	-	203	203		-
Other	-	-	-	-	535	535		-
Residential:
Real estate	-	55	112	167	45,448	45,615		112
Construction	-	-	-	-	712	712		-
Total acquired loans	-	101	112	213	231,447	231,660		112
Total Loans and Leases
Commercial and industrial	-	11	366	377	285,379	285,756		-
Commercial real estate:
Non-owner occupied	-	-	1,514	1,514	187,297	188,811		-
Owner occupied	3	35	1,204	1,242	178,027	179,269		-
Construction	-	-	-	-	10,497	10,497		-
Consumer:
Home equity installment	-	21	47	68	43,276	43,344		-
Home equity line of credit	-	39	380	419	52,115	52,534		-
Auto loans	323	31	101	455	98,043	98,498		-
Direct finance leases	240	129	10	379	15,761	16,140	(2)	10
Other	6	-	-	6	7,964	7,970		-
Residential:
Real estate	-	55	762	817	223,626	224,443		112
Construction	-	-	-	-	17,082	17,082		-
Total	$572	$321	$4,384	$5,277	$887,620	$1,124,344		$122

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $0.9 million. (3) Includes net deferred loan fees of ($1.0 million).

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2019	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$33	$171	$336	$540	$122,054	$122,594		$-
Commercial real estate:
Non-owner occupied	-	70	510	580	99,221	99,801		-
Owner occupied	180	89	1,447	1,716	128,842	130,558		-
Construction	-	-	-	-	4,654	4,654		-
Consumer:
Home equity installment	-	5	65	70	36,561	36,631		-
Home equity line of credit	49	-	294	343	46,939	47,282		-
Auto loans	316	46	16	378	105,492	105,870		-
Direct finance leases	59	79	-	138	15,314	15,452	(2)	-
Other	15	1	-	16	5,618	5,634		-
Residential:
Real estate	29	224	1,006	1,259	165,905	167,164		-
Construction	-	-	-	-	17,770	17,770		-
Total	$681	$685	$3,674	$5,040	$748,370	$753,410		$-

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $0.9 million. (3) Includes net deferred loan costs of $3.0 million.

Impaired loans

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
June 30, 2020
Commercial and industrial	$464	$223	$143	$366	$148
Commercial real estate:
Non-owner occupied	2,130	1,514	409	1,923	300
Owner occupied	2,089	1,455	323	1,778	354
Consumer:
Home equity installment	102	-	47	47	-
Home equity line of credit	429	168	212	380	67
Auto loans	116	-	101	101	-
Residential:					-
Real estate	728	603	47	650	165
Total	$6,058	$3,963	$1,282	$5,245	$1,034

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2019
Commercial and industrial	$336	$336	$-	$336	$221
Commercial real estate:
Non-owner occupied	1,047	333	591	924	232
Owner occupied	2,336	1,052	972	2,024	194
Consumer:
Home equity installment	106	-	65	65	-
Home equity line of credit	362	88	206	294	87
Auto loans	32	-	16	16	-
Residential:					-
Real estate	1,053	678	328	1,006	174
Total	$5,272	$2,487	$2,178	$4,665	$908

At June 30, 2020, impaired loans totaled $5.2 million consisting of $0.9 million in accruing TDRs and $4.3 million in non-accrual loans. At December 31, 2019, impaired loans totaled $4.7 million consisting of $1.0 million in accruing TDRs and $3.7 million in non-accrual loans. As of June 30, 2020, the non-accrual loans included two TDRs to two unrelated borrowers totaling $0.6 million compared with two TDRs to two unrelated borrowers totaling $0.6 million as of December 31, 2019.

A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect the payments in accordance with the contractual terms of the loan. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting payments when due. The significance of payment delays and/or shortfalls is determined on a case-by-case basis. All circumstances surrounding the loan are considered. Such factors include the length of the delinquency, the underlying reasons and the borrower’s prior payment record. Impairment is measured on these loans on a loan-by-loan basis. Impaired loans include non-accrual loans, TDRs and other loans deemed to be impaired based on the aforementioned factors.

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

	For the six months ended
	June 30, 2020			June 30, 2019
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$289	$-	$-	$181	$1	$-
Commercial real estate:
Non-owner occupied	1,075	12	-	1,439	15	-
Owner occupied	2,173	33	-	2,607	21	-
Construction	-	-	-	41	-	-
Consumer:
Home equity installment	48	-	-	299	1	-
Home equity line of credit	307	-	-	88	-	-
Auto Loans	68	1	-	45	-	-
Other	-	-	-	-	-	-
Residential:
Real estate	992	-	-	1,354	9	-
Total	$4,952	$46	$-	$6,054	$47	$-

	For the three months ended
	June 30, 2020			June 30, 2019
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$338	$-	$-	$205	$-	$-
Commercial real estate:
Non-owner occupied	1,377	6	-	925	7	-
Owner occupied	1,909	27	-	2,599	11	-
Construction	-	-	-	-	-	-
Consumer:
Home equity installment	55	-	-	37	1	-
Home equity line of credit	359	-	-	166	-	-
Auto loans	97	1	-	43	-	-
Direct finance leases	-	-		-	-	-
Other	-	-	-	-	-	-
Residential:
Real estate	808	-	-	1,239	-	-
Construction	-	-	-	-	-	-
Total	$4,943	$34	$-	$5,214	$19	$-

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

The following table presents loans including ($1.0 million) and $3.0 million of deferred (fees)/costs, segregated by class, categorized into the appropriate credit quality indicator category as of June 30, 2020 and December 31, 2019, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

	June 30, 2020
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total
Originated Loans
Commercial and industrial	$256,469	$1,836	$5,557	$-	$263,862
Commercial real estate - non-owner occupied	91,137	1,079	6,121	-	98,337
Commercial real estate - owner occupied	118,887	1,909	6,900	-	127,696
Commercial real estate - construction	2,585	169	916	-	3,670
Total originated loans	469,078	4,993	19,494	-	493,565
Acquired Loans
Commercial and industrial	21,851	-	43	-	21,894
Commercial real estate - non-owner occupied	86,697	2,972	805	-	90,474
Commercial real estate - owner occupied	50,209	-	1,364	-	51,573
Commercial real estate - construction	6,445	-	382	-	6,827
Total acquired loans	165,202	2,972	2,594	-	170,768
Total Loans
Commercial and industrial	278,320	1,836	5,600	-	285,756
Commercial real estate - non-owner occupied	177,834	4,051	6,926	-	188,811
Commercial real estate - owner occupied	169,096	1,909	8,264	-	179,269
Commercial real estate - construction	9,030	169	1,298	-	10,497
Total commercial	$634,280	$7,965	$22,088	$-	$664,333

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	June 30, 2020
(dollars in thousands)	Performing	Non-performing	Total
Consumer
Originated Loans
Home equity installment	$35,694	$47	$35,741
Home equity line of credit	45,930	380	46,310
Auto loans	98,194	101	98,295
Direct finance leases (1)	16,130	10	16,140
Other	7,435	-	7,435
Total originated loans	203,383	538	203,921
Acquired Loans
Home equity installment	7,603	-	7,603
Home equity line of credit	6,224	-	6,224
Auto loans	203	-	203
Other	535	-	535
Total acquired loans	14,565	-	14,565
Total Loans and Leases
Home equity installment	43,297	47	43,344
Home equity line of credit	52,154	380	52,534
Auto loans	98,397	101	98,498
Direct finance leases (1)	16,130	10	16,140
Other	7,970	-	7,970
Total consumer	217,948	538	218,486
Residential
Originated Loans
Real estate	178,178	650	178,828
Construction	16,370	-	16,370
Total originated loans	194,548	650	195,198
Acquired Loans
Real estate	45,503	112	45,615
Construction	712	-	712
Total acquired loans	46,215	112	46,327
Total Loans
Real estate	223,681	762	224,443
Construction	17,082	-	17,082
Total residential	240,763	762	241,525
Total consumer & residential	$458,711	$1,300	$460,011

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

Management applies two primary components during the loan review process to determine proper allowance levels. The two components are a specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated. The methodology to analyze the adequacy of the allowance for loan losses is as follows:

▪identification of specific impaired loans by loan category;

▪identification of specific loans that are not impaired, but have an identified potential for loss;

▪calculation of specific allowances where required for the impaired loans based on collateral and other objective and quantifiable evidence;

▪determination of loans with similar credit characteristics within each class of the loan portfolio segment and eliminating the impaired loans;

▪application of historical loss percentages (trailing twelve-quarter average) to pools to determine the allowance allocation;

▪application of qualitative factor adjustment percentages to historical losses for trends or changes in the loan portfolio.

▪Qualitative factor adjustments include:

olevels of and trends in delinquencies and non-accrual loans;

olevels of and trends in charge-offs and recoveries;

otrends in volume and terms of loans;

ochanges in risk selection and underwriting standards;

ochanges in lending policies and legal and regulatory requirements;

oexperience, ability and depth of lending management;

onational and local economic trends and conditions; and

ochanges in credit concentrations.

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

Information related to the change in the allowance and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the six months ended June 30, 2020
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,484	$3,933	$2,013		$2,278	$39	$9,747
Charge-offs	(260)	(164)	(115)		(31)	-	(570)
Recoveries	18	3	81		192	-	294
Provision	225	1,574	167		249	(15)	2,200
Ending balance	$1,467	$5,346	$2,146		$2,688	$24	$11,671
Ending balance: individually evaluated for impairment	$148	$654	$67		$165	$-	$1,034
Ending balance: collectively evaluated for impairment	$1,319	$4,692	$2,079		$2,523	$24	$10,637
Loans Receivables:
Ending balance (2)	$285,756	$378,577	$218,486	(1)	$241,525	$-	$1,124,344
Ending balance: individually evaluated for impairment	$366	$3,701	$528		$650	$-	$5,245
Ending balance: collectively evaluated for impairment	$285,390	$374,876	$217,958		$240,875	$-	$1,119,099

(1) Net of unearned lease revenue of $0.9 million. (2) Includes ($1.0 million) of net deferred loan fees.

As of and for the three months ended June 30, 2020
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,553	$3,943	$2,094	$2,393	$34	$10,017
Charge-offs	(196)	-	(72)	(1)	-	(269)
Recoveries	5	1	17	-	-	23
Provision	105	1,402	107	296	(10)	1,900
Ending balance	$1,467	$5,346	$2,146	$2,688	$24	$11,671

As of and for the year ended December 31, 2019
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,432	$3,901	$2,548		$1,844	$22	$9,747
Charge-offs	(184)	(597)	(398)		(330)	-	(1,509)
Recoveries	32	317	67		8	-	424
Provision	204	312	(204)		756	17	1,085
Ending balance	$1,484	$3,933	$2,013		$2,278	$39	$9,747
Ending balance: individually evaluated for impairment	$221	$426	$87		$174	$-	$908
Ending balance: collectively evaluated for impairment	$1,263	$3,507	$1,926		$2,104	$39	$8,839
Loans Receivables:
Ending balance (2)	$122,594	$235,013	$210,869	(1)	$184,934	$-	$753,410
Ending balance: individually evaluated for impairment	$336	$2,948	$375		$1,006	$-	$4,665
Ending balance: collectively evaluated for impairment	$122,258	$232,065	$210,494		$183,928	$-	$748,745

(1) Net of unearned lease revenue of $0.9 million. (2) Includes $3.0 million of net deferred loan costs.

As of and for the six months ended June 30, 2019
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,432	$3,901	$2,548	$1,844	$22	$9,747
Charge-offs	(129)	(469)	(176)	(53)	-	(827)
Recoveries	14	4	38	9	-	65
Provision	92	544	(322)	207	(11)	510
Ending balance	$1,409	$3,980	$2,088	$2,007	$11	$9,495

As of and for the three months ended June 30, 2019
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,407	$4,027	$2,130	$1,910	$48	$9,522
Charge-offs	(101)	(108)	(87)	(18)	-	(314)
Recoveries	8	2	13	9	-	32
Provision	95	59	32	106	(37)	255
Ending balance	$1,409	$3,980	$2,088	$2,007	$11	$9,495

Direct finance leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and subsequent related updates to revise the accounting for leases. Lessor accounting was largely unchanged as a result of the standard. Additional disclosures required under the standard are included in this section and in Footnote 12, “Leases”.

The Company originates direct finance leases through two automobile dealerships. The carrying amount of the Company’s lease receivables, net of unearned income, was $5.0 million and $4.7 million as of June 30, 2020 and December 31, 2019, respectively. The residual value of the direct finance leases is fully guaranteed by the dealerships. Residual values amounted to $11.2 million and $10.8 million at June 30, 2020 and December 31, 2019, respectively, and are included in the carrying value of direct finance leases.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2020	$3,573
2021	6,497
2022	3,916
2023	2,483
2024	558
2025 and thereafter	21
Total future minimum lease payments receivable	17,048
Less: Unearned income	(908)
Undiscounted cash flows to be received	$16,140

6. Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards. The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares. For granted and unexercised stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued SSARs were exercised and converted into common stock. As of the three and six months ended June 30, 2020, there were 19,109 and 23,637 potentially dilutive shares related to issued and unexercised SSARs compared to 29,982 and 29,849 for the same 2019 periods, respectively. For restricted stock, dilution would occur from the Company’s previously granted but unvested shares. There were 871 and 2,871 potentially dilutive shares related to unvested restricted share grants as of the three and six months ended June 30, 2020 compared to 7,777 and 9,409 for the same 2019 periods, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$252	$3,002	$2,886	$5,804
Weighted-average common shares outstanding	4,588,050	3,781,223	4,190,395	3,777,634
Basic EPS	$0.05	$0.79	$0.69	$1.53

Diluted EPS:
Net income available to common shareholders	$252	$3,002	$2,886	$5,804
Weighted-average common shares outstanding	4,588,050	3,781,223	4,190,395	3,777,634
Potentially dilutive common shares	19,980	37,759	26,508	39,258
Weighted-average common and potentially dilutive shares outstanding	4,608,030	3,818,982	4,216,903	3,816,892
Diluted EPS	$0.05	$0.79	$0.68	$1.52

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

In each of the 2012 stock incentive plans, the Company has reserved 750,000 shares of its no-par common stock for future issuance. The Company recognizes share-based compensation expense over the requisite service or vesting period. During 2015, the Company created a Long-Term Incentive Plan (LTIP) that awarded restricted stock and stock-settled stock appreciation rights (SSARs) to senior officers based on the attainment of performance goals. The service requirement was the participant’s continued employment throughout the LTIP with a three year vesting period. Prior to the 2020 grants, the restricted stock had a two year post vesting holding period requirement. The SSAR awards have a ten year term from the date of each grant. During the first quarter of 2019, the Company approved a 1 year LTIP and awarded restricted stock and SSARs to senior officers and managers in February 2019 based on 2018 performance. During the first quarter of 2020, the Company approved a 1 year LTIP and awarded restricted stock to senior officers and managers in February and March 2020 based on 2019 performance. During the second quarter of 2020, 500 shares of restricted stock were granted to one new employee after the merger.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended June 30, 2020 and 2019 under the 2012 stock incentive plans:

	June 30, 2020			June 30, 2019
			Weighted-			Weighted-
	Shares		average grant	Shares		average grant
	granted		date fair value	granted		date fair value

Director plan	6,000	(3)	$56.63	5,600	(2)	$54.69
Omnibus plan	11,761	(3)	55.06	7,251	(2)	54.69
Omnibus plan	50	(1)	57.62	50	(1)	58.08
Omnibus plan	500	(2)	34.02	-		-
Total	18,311		$55.00	12,901		$54.70

(1) Vest after 1 year (2) Vest after 3 years – 33% each year (3) Vest fully after 3 years

The fair value of the shares granted in the first half of 2020 was calculated using the grant date stock price.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2019	11,200	15,961	27,161	$49.48
Granted	6,000	12,311	18,311	55.00
Vested	(7,798)	(7,597)	(15,395)	48.47
Non-vested balance at June 30, 2020	9,402	20,675	30,077	$53.36

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2019	97,264	$9.47	7.5
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding June 30, 2020	97,264	$9.47	7.0

Of the SSARs outstanding at June 30, 2020, 76,897 vested and were exercisable. SSARs vest over a three year period – 33% per year.

During 2019, there were 3,059 SSARs exercised. The intrinsic value recorded for these SSARs was $10,631. The tax deduction realized from the exercise of these SSARs was $108,134 resulting in a tax benefit of $22,708.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three and six months ended June 30, 2020 and 2019 and the unrecognized stock-based compensation expense as of June 30, 2020:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Stock-based compensation expense:
Director stock incentive plan	$223	$60	$301	$119
Omnibus stock incentive plan	189	155	359	303
Employee stock purchase plan	-	-	27	107
Total stock-based compensation expense	$412	$215	$687	$529

In addition, during the three and six months ended June 30, 2020, the Company reversed accruals of ($31 thousand) and ($63 thousand) in stock-based compensation expense for restricted stock and SSARs awarded under the Omnibus Plan. During the three and six months ended June 30, 2019, the Company reversed accruals of ($35 thousand) and ($70 thousand) in stock-based compensation expense.

As of
(dollars in thousands)	June 30, 2020
Unrecognized stock-based compensation expense:
Director plan	$404
Omnibus plan	1,090
Total unrecognized stock-based compensation expense	$1,494

The unrecognized stock-based compensation expense as of June 30, 2020 will be recognized ratably over the periods ended January 2023 and April 2023 for the Director Plan and the Omnibus Plan, respectively.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined. As of June 30, 2020, 84,904 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

June 30, 2020
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$264,798	$264,798	$264,798	$-	$-
Available-for-sale debt securities	293,073	293,073	-	293,073	-
Restricted investments in bank stock	3,065	3,065	-	3,065	-
Loans and leases, net	1,112,673	1,117,408	-	-	1,117,408
Loans held-for-sale	17,348	17,738	-	17,738	-
Accrued interest receivable	5,530	5,530	-	5,530	-
Financial liabilities:
Deposits with no stated maturities	1,279,704	1,279,704	-	1,279,704	-
Time deposits	153,985	154,908	-	154,908	-
Short-term borrowings	152,791	152,791	-	152,791	-
FHLB advances	5,000	5,392	-	5,392	-
Accrued interest payable	846	846	-	846	-

December 31, 2019
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$15,663	$15,663	$15,663	$-	$-
Available-for-sale debt securities	185,117	185,117	-	185,117	-
FHLB stock	4,383	4,383	-	4,383	-
Loans and leases, net	743,663	735,657	-	-	735,657
Loans held-for-sale	1,643	1,660	-	1,660	-
Accrued interest receivable	3,281	3,281	-	3,281	-
Financial liabilities:
Deposits with no stated maturities	719,526	719,526	-	719,526	-
Time deposits	116,211	115,993	-	115,993	-
Short-term borrowings	37,839	37,839	-	37,839	-
FHLB advances	15,000	15,430	-	15,430	-
Accrued interest payable	644	644	-	644	-

The carrying value of short-term financial instruments, as listed below, approximates their fair value. These instruments generally have limited credit exposure, no stated or short-term maturities, carry interest rates that approximate market and generally are recorded at amounts that are payable on demand:

•Cash and cash equivalents;

•Non-interest bearing deposit accounts;

•Savings, interest-bearing checking and money market accounts and

•Short-term borrowings.

Securities: Fair values on investment securities are determined by prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.

Originated loans and leases: The fair value of accruing loans is estimated by calculating the net present value of the future expected cash flows discounted using the exit price notion. The discount rate is based upon current offering rates, with an additional discount for expected potential charge-offs. Additionally, an environmental general credit risk adjustment is subtracted from the net present value to arrive at the total estimated fair value of the accruing loan portfolio.

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

Acquired loans: Acquired loans (performing and non-performing) are initially recorded at their acquisition-date fair values using Level 3 inputs. For more information on the calculation of the fair value of acquired loans, see Footnote 9, “Acquisition.”

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$31,394	$-	$31,394	$-
Obligations of states and political subdivisions	95,855	-	95,855	-
MBS - GSE residential	165,824	-	165,824	-
Total available-for-sale debt securities	$293,073	$-	$293,073	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$6,159	$-	$6,159	$-
Obligations of states and political subdivisions	54,718	-	54,718	-
MBS - GSE residential	124,240	-	124,240	-
Total available-for-sale debt securities	$185,117	$-	$185,117	$-

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

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending June 30, 2020 and December 31, 2019, respectively.

The following table illustrates the financial instruments newly measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,929	$-	$-	$2,929
Other real estate owned	156	-	-	156
Other repossessed assets	28	-	-	28
Total	$3,113	$-	$-	$3,113

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,579	$-	$-	$1,579
Other real estate owned	350	-	-	350
Other repossessed assets	20	-	-	20
Total	$1,949	$-	$-	$1,949

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

At June 30, 2020 and December 31, 2019, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -16.87% and -100.00% and from -21.56% to -84.98%, respectively. The weighted average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -41.90% as of June 30, 2020 and -29.11% as of December 31, 2019, respectively. Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed. Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable. Appraisals form the basis for determining the net realizable value from these properties. Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business. Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions. Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs. These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions. At June 30, 2020 and December 31, 2019, the discounts applied to the appraised values of ORE ranged from -21.47% and -77.59% and from -26.94% and -89.48%, respectively. As of June 30, 2020, and December 31, 2019, the weighted average of discount to the appraisal values of ORE amounted to -29.46% and -48.65%, respectively.

At June 30, 2020, other repossessed assets consisted of two automobiles, totaling $28 thousand. At December 31, 2019, other repossessed assets consisted of two automobiles, totaling $20 thousand. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.

9. Acquisition

On May 1, 2020, Fidelity D&D Bancorp, Inc. (the “Company”) completed its previously announced acquisition of MNB Corporation (“MNB”) of Bangor, Pennsylvania. MNB was a one-bank holding company organized under the laws of the Commonwealth of Pennsylvania and was headquartered in Bangor, PA. Its wholly owned subsidiary, founded in 1890, Merchants Bank of Bangor, was an independent community bank chartered under the laws of the Commonwealth of Pennsylvania. Merchants Bank conducted full-service commercial banking services through nine bank centers located in Northampton County, Pennsylvania. The acquisition expanded Fidelity Deposit and Discount Bank’s full-service footprint into Northampton County, Pennsylvania, and the Lehigh Valley. The Company transacted the merger to complement the Company’s existing operations, while consistent with the Company’s strategic plan of enhancing long-term shareholder value. The fair value of total assets acquired as a result of the merger totaled $451.4 million, loans totaled $245.3 million and deposits totaled $395.6 million. Goodwill recorded in the merger was $6.8 million.

In accordance with the terms of the Reorganization Agreement, on May 1, 2020 each share of MNB common stock was converted into the right to receive 1.039 shares of the Company’s common stock. As a result of the merger, the Company issued 1,176,970 shares of its common stock, valued at $45.4 million, and cash in exchange for fractional shares based upon $43.77, the determined market price of the Company’s common stock in accordance with the Reorganization Agreement. The results of the combined entity’s operations are included in the Company’s Consolidated Financial Statements from the date of acquisition. The acquisition of MNB is being accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition.

The following table summarizes the consideration paid for MNB and the fair value of assets acquired, and liabilities assumed as of the acquisition date:

Purchase Price Consideration in Common Stock
MNB shares outstanding		1,132,873
Exchange ratio		1.039
Total FDBC shares		1,177,055

Shares paid in cash for fractional shares		84.71
Cash consideration (per MNB share)		$43.77
Cash portion of purchase price (cash in lieu of fractional shares)		$3,708

Total FDBC shares issued		1,176,970
FDBC’s share price for purposes of calculation		$38.58
Equity portion of purchase price		$45,407,503
Total consideration paid		$45,411,210

Allocation of Purchase Price	In thousands
Total Purchase Price		$45,411

Estimated Fair Value of Assets Acquired
Cash and cash equivalents	53,004
Investment securities	123,420
Loans held for sale	604
Loans	244,679
Restricted investments in bank stock	692
Premises and equipment	6,907
Core deposit intangible asset	1,973
Other assets	13,264
Total assets acquired	444,543

Estimated Fair Value of Liabilities Assumed
Non-interest bearing deposits	118,822
Interest bearing deposits	276,816
FHLB borrowings	7,627
Other liabilities	2,710
Total liabilities assumed	405,975

Net Assets Acquired		38,568
Goodwill Recorded in Acquisition		$6,843

Pursuant to the accounting requirements, the Corporation assigned a fair value to the assets acquired and liabilities assumed of MNB. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

The assets acquired and liabilities assumed in the acquisition of MNB were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. While the fair values are not expected to be materially different from the estimates, any material adjustments to the estimates will be reflected, retroactively, as of the date of the acquisition. The items most susceptible to adjustment are the fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition. Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Investment securities available-for-sale

The estimated fair values of the investment securities available for sale, primarily comprised of U.S. Government agency mortgage-backed securities, U.S. government agencies and municipal bonds, were determined using Level 1 and Level 2 inputs in the fair value hierarchy. The fair values were determined using executable market bids or independent pricing services. The Corporation’s independent pricing service utilized matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific security but rather relying on the security’s relationship to other benchmark quoted prices. Management reviewed the data and assumptions used in pricing the securities. A fair value premium of $3.9 million was recorded and will be amortized over the estimated life of the investments using the interest rate method.

Loans

Acquired loans (performing and non-performing) are initially recorded at their acquisition-date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected lifetime losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. Specifically, the Corporation has prepared three separate loan fair value adjustments that it believed a market participant might employ in estimating the entire fair value adjustment necessary under ASC 820-10 for the acquired loan portfolio. The three-separate fair valuation methodology employed are: 1) an interest rate loan fair value adjustment, 2) a general credit fair value adjustment, and 3) a specific credit fair value adjustment for purchased credit impaired loans subject to ASC 310-30 procedures. The acquired loans were recorded at fair value at the acquisition date without carryover of MNB’s previously established allowance for loan losses. The fair value of the financial assets acquired included loans receivable with a gross amortized cost basis of $250,347,000.

The table below illustrates the fair value adjustments made to the amortized cost basis in order to present the fair value of the loans acquired. The credit adjustment on purchased credit impaired loans is derived in accordance with ASC 310-30 and represents the portion of the loan balances that has been deemed uncollectible based on the Corporation’s expectations of future cash flows for each respective loan.

In thousands
Gross amortized cost basis at April 30, 2020	$250,347
Interest rate fair value adjustment on pools of homogeneous loans	3,335
Credit fair value adjustment on pools of homogeneous loans	(6,863)
Credit fair value adjustment on purchased credit impaired loans	(1,536)
Fair value of acquired loans at April 30, 2020	$245,283

For loans acquired without evidence of credit quality deterioration, the Company prepared the interest rate loan fair value and credit fair value adjustments. Loans were grouped into homogeneous pools by characteristics such as loan type, term, collateral, and rate. Market rates for similar loans were obtained from various internal and external data sources and reviewed by management for reasonableness. The average of these rates was used as the fair value interest rate a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value premium of $3.3 million. Additionally, for loans acquired without credit deterioration, a credit fair value adjustment was calculated using a two-part credit fair value analysis: 1) expected lifetime credit migration losses; and 2) estimated fair value adjustment for certain qualitative factors. The expected lifetime losses were calculated using historical losses observed by the Company, MNB and peer banks. FDBC also estimated an environmental factor to apply to each loan type. The environmental factor represents potential discount which may arise due to general credit and economic factors. A credit fair value discount of $6.9 million was determined. Both the interest rate and credit fair value adjustments relate to loans acquired with evidence of credit quality deterioration will be substantially recognized as interest income on a level yield amortization method over the expected life of the loans.

The following table presents the acquired purchased credit impaired loans receivable at the acquisition date:

In thousands
Contractual principal and interest at acquisition	$3,778
Nonaccretable difference	(2,214)
Expected cash flows at acquisition	1,564
Accretable yield	(248)
Fair value of purchased impaired loans	$1,316

The Company assumed leases on 4 branch facilities of MNB. The Company prepared an internal analysis to compare the lease contract obligations to comparable market rental rates. The Company believed that the leased contract rates were in a reasonable range of market rental rates and concluded that no fair market value adjustment related to leasehold interest was necessary. The fair value of MNB’s buildings, and improvements, was determined by the Company that the book value will be used as a proxy for fair value therefore no fair value adjustment is warranted.

Core Deposit Intangible

The fair value of the core deposit intangible was determined based on a discounted cash flow (present value) analysis using a discount rate commensurate with market participants. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the higher cost of alternative funding sources available through national brokered CD offering rates and FHLB advance rates. The projected cash flows were developed using projected deposit attrition rates based on the average rate experienced by both institutions. The core deposit intangible will be amortized over ten years using the sum-of-years digits method.

Time Deposits

The fair value adjustment for time deposits represents a discount from the value of the contractual repayments of fixed maturity deposits using prevailing market interest rates for similar-term time deposits. The time deposit premium is being amortized into income on a level yield amortization method over the contractual life of the deposits.

FHLB Borrowings

The Company assumed FHLB borrowings in connection with the merger. The fair value of FHLB Borrowings was determined by using FHLB prepayment penalty as a proxy for the fair value adjustment. The Company decided to pay off the borrowing post acquisition date therefore no amortization is warranted.

Merger-related expenses

For the three and six months ended June 30, 2020, the Company incurred merger-related expenses totaling $1.9 million and $2.2 million, primarily consisting of professional fees, salaries and employee benefits and data processing fees. The remaining non-recurring costs in 2020 are currently estimated to be $0.2 million.

10. Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers. The policies are recorded at their cash surrender values. Increases in cash surrender values are included in non-interest income in the consolidated statements of income. In March 2019, the Company purchased an additional $2.0 million of BOLI. As a result of the acquisition, the Company added BOLI with a value of $9.3 million. The policies’ cash surrender value totaled $32.9 million and $23.3 million, respectively, as of June 30, 2020 and December 31, 2019 and is reflected as an asset on the consolidated balance sheets. For the six months ended June 30, 2020 and 2019, the Company has recorded income of $361 thousand and $311 thousand, respectively.

Officer Life Insurance

In 2017, the Bank entered into separate split dollar life insurance arrangements (Split Dollar Agreements) with eleven officers. This plan provides each officer a specified death benefit should the officer die while in the Bank’s employ. The Bank paid the insurance premiums in March 2017 and the arrangements were effective in March 2017. In March 2019, the Bank entered into a new Split Dollar Agreement with one officer. The Bank owns the policies and all cash values thereunder. Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary. As of June 30, 2020, the policies had total death benefits of $23.6 million of which $4.1 million would have been paid to the officer’s beneficiaries and the remaining $19.5 million would have been paid to the Bank. In addition, four executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met. As of June 30, 2020 and December 31, 2019, the Company accrued expenses of $131 thousand and $107 thousand for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP

Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement. On March 20, 2019, the Bank entered into a SERP Agreement with one officer, pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2019 until normal retirement age. As of June 30, 2020 and December 31, 2019, the Company accrued expenses of $1.7 million and $1.4 million in connection with the SERP.

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

The majority of the Company’s revenues are generated through interest earned on securities and loans, which is explicitly excluded from the scope of the guidance. In addition, certain non-interest income streams such as fees associated with mortgage servicing rights, loan service charges, life insurance earnings, rental income and gains/losses on the sale of loans and securities are not in the scope of the new guidance. The main types of contracts with customers that are in the scope of the new guidance are:

•Service charges on deposit accounts – Deposit service charges represent fees charged by the Company for the performance obligation of providing services to a customer’s deposit account. The transaction price for deposit services includes both fixed and variable amounts based on the Company’s fee schedules. Revenue is recognized and payment is received either at a point in time for transactional fees or on a monthly basis for non-transactional fees.

•Interchange fees – Interchange fees represent fees charged by the Company for customers using debit cards. The contract is between the Company and the processor and the performance obligation is the ability of customers to use debit cards to make purchases at a point in time. The transaction price is a percentage of debit card usage and the processor pays the Company and revenue is recorded throughout the month as the performance obligations are being met.

•Fees from trust fiduciary activities – Trust fees represent fees charged by the Company for the management, custody and/or administration of trusts. These are mostly monthly fees based on the market value of assets in the trust account at the prior month end. Payment is generally received a few weeks after month end through a direct charge to customers’ accounts. Estate fees are recognized and charged as the Company reaches each of six different stages of the estate administration process.

•Fees from financial services – Financial service fees represent fees charged by the Company for the performance obligation of providing various services for an investment account. Revenue is recognized twice monthly for fees on sales transactions and on a monthly basis for advisory fees and quarterly for trail fees.

•Gain/loss on ORE sales – Gain/loss on the sale of ORE is recognized at the closing date when the sales proceeds are received. In seller-financed ORE transactions, the contract is made subject to our normal underwriting standards and pricing. The Company does not have any obligation or right to repurchase any sales of ORE.

Contract balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before the payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity already received payment (or payment is due) from the customer. The Company’s non-interest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company typically does not enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2020 and December 31, 2019, the Company did not have any significant contract balances.

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

The Company’s operating leases, where the Company is lessee, include property, land and equipment. As of June 30, 2020, ten of the Company’s branch properties were leased under operating leases. In four of the branch leases, the Company leases the land from an unrelated third party, and the buildings are the Company’s own capital improvement. The Company also leases three standalone ATMs under operating leases. Additionally, the Company has three equipment leases classified as finance leases.

The following is an analysis of the leased property under finance leases:

	Asset Balance at
(dollars in thousands)	June 30, 2020	December 31, 2019

Equipment	$413	$397
Less accumulated depreciation and amortization	(156)	(117)
Leased property under finance leases, net	$257	$280

The following is a schedule of future minimum lease payments under finance leases together with the present value of the net minimum lease payments as of June 30, 2020:

(dollars in thousands)	Amount

2020	$86
2021	86
2022	86
2023	18
Total minimum lease payments (a)	276
Less amount representing interest (b)	(12)
Present value of net minimum lease payments	$264

(a)The future minimum lease payments have not been reduced by estimated executory costs (such as taxes and maintenance) since this amount was deemed immaterial by management.

(b)Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate upon lease inception.

As of June 30, 2020, the Company leased its Green Ridge, Pittston, Peckville, Back Mountain, Mountain Top, Abington, Nazareth, Easton, Bethlehem and Martins Creek branches under the terms of operating leases. Common area maintenance is included in variable lease payments in the table below. The Abington branch has variable lease payments which are calculated as a percentage of the national prime rate of interest which are expensed as incurred.

(dollars in thousands)	June 30, 2020	June 30, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$39	$37
Interest on lease liabilities	4	5
Operating lease cost	243	216
Short-term lease cost	9	9
Variable lease cost	(3)	-
Total lease cost	$292	$267

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$4	$5
Operating cash flows from operating leases (Fixed payments)	$221	$159
Operating cash flows from operating leases (Liability reduction)	$101	$62
Financing cash flows from finance leases	$38	$36
Right-of-use assets obtained in exchange for new finance lease liabilities	$16	$17
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,338	$4,133
Weighted-average remaining lease term - finance leases	3.23 yrs	4.17 yrs
Weighted average remaining lease term - operating leases	21.65 yrs	23.24 yrs
Weighted-average discount rate - finance leases	2.96%	3.07%
Weighted-average discount rate - operating leases	3.55%	3.94%

During the first half of 2020, $275 thousand of the total lease cost is included in premises and equipment expense and $17 thousand is included in other expenses on the consolidated statements of income. Operating lease expense is recognized on a straight-line basis over the lease term. We recognized both the interest expense and amortization expense for finance leases in premises and equipment expense since the interest expense portion was immaterial.

The future minimum lease payments for the Company’s branch network and equipment under operating leases that have lease terms in excess of one year as of June 30, 2020 are as follows:

(dollars in thousands)	Amount

2020	$275
2021	526
2022	504
2023	507
2024	510
2025 and thereafter	8,893
Total future minimum lease payments	11,215
Plus variable payment adjustment	251
Less amount representing interest	(3,674)
Present value of net future minimum lease payments	$7,792

The Company leases eight properties, where the Company is lessor, under operating leases to unrelated parties. Four are residential properties surrounding the Main Branch that the Company leases on a month-to-month basis and are considered short-term leases. One property is under a lease that ends on November 30, 2020 and is considered a short-term lease. The undiscounted cash flows to be received on an annual basis for the remaining three properties under long-term operating leases are as follows:

(dollars in thousands)	Amount

2020	$104
2021	207
2022	68
2023	48
2024	51
2025 and thereafter	135
Total lease payments to be received	$613

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

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Lease income - direct finance leases
Interest income on lease receivables	$169	$176	$345	$351

Lease income - operating leases	53	63	111	119
Total lease income	$222	$239	$456	$470

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of June 30, 2020 compared to December 31, 2019 and a comparison of the results of operations for the three and six months ended June 30, 2020 and 2019. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2019 Annual Report filed on Form 10-K.

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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

▪the effects of economic conditions particularly with regard to the negative impact of severe, wide-ranging and continuing disruptions caused by the spread of Coronavirus Disease 2019 (COVID-19) and responses thereto on current customers and the operations of the Company, specifically the effect of the economy on loan customers’ ability to repay loans;

▪acquisitions and integration of acquired businesses including but not limited to the recent acquisition of MNB Corporation;

▪the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;

▪the impact of new or changes in existing laws and regulations, including the Tax Cuts and Jobs Act and Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations promulgated there under;

▪impacts of the capital and liquidity requirements of the Basel III standards and other regulatory pronouncements, regulations and rules;

▪governmental monetary and fiscal policies, as well as legislative and regulatory changes;

▪effects of short- and long-term federal budget and tax negotiations and their effect on economic and business conditions;

▪the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;

▪the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;

▪the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet;

▪technological changes;

▪the interruption or breach in security of our information systems and other technological risks and attacks resulting in failures or disruptions in customer account management, general ledger processing and loan or deposit updates and potential impacts resulting therefrom including additional costs, reputational damage, regulatory penalties, and financial losses;

▪the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities;

▪volatilities in the securities markets;

▪acts of war or terrorism;

▪disruption of credit and equity markets; and

▪the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

Executive Summary

The Company is a Pennsylvania corporation and a bank holding company, whose wholly-owned state chartered commercial bank is The Fidelity Deposit and Discount Bank. The Company is headquartered in Dunmore, Pennsylvania. We consider Lackawanna, Northampton and Luzerne Counties our primary marketplace.

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

On March 11, 2020, the World Health Organization declared a coronavirus, identified as COVID-19, a global pandemic. The Company began proactive initiatives in March 2020 to assist clients, Fidelity Bankers and communities impacted by the effects of the novel coronavirus pandemic. Management activated its established pandemic contingency plan response in March 2020 to ensure business continuity while assuring the health, safety and well-being of bankers, clients and the community. Special measures included:

•Opening branch lobbies by appointment only while drive-thru locations remained open for transactions until June 15th when all branch lobbies fully reopened.

•Installing proper social distancing signs and markers, to include safety barriers for both bankers and clients that encourage proper separation as recommended by the CDC.

•Encouraging use of online, mobile, telephone banking, night drop and ATMs to meet clients’ banking needs.

•Adding resources to the Customer Care Center to manage increased call and chat volume.

•Activating telecommunications capabilities to enable Fidelity Bankers to work-from-home, as appropriate.

•Providing Fidelity Bankers personal protective equipment and disinfectant supplies when working on-site.

•Scheduling in-person meetings by appointment only, observing the guidelines of social distancing and personal safety as recommended by health and safety officials.

•Enhancing EPA approved cleaning and disinfecting protocols implemented at all locations, including utilizing ionization machines when required.

•Increasing the fresh air intake and using anti-viral filters in all HVAC units, above OSHA regulations.

•Conducting meetings virtually, including the Special and Annual Shareholder Meetings.

The Company incurred approximately $0.2 million in non-interest expenses during the first half of 2020 to implement programs and provide supplies and services in order to respond to the pandemic.

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties, and Eastern Pennsylvania, primarily Northampton County. The U.S. economy may fall into a recession and our local market area remains challenging due to the impact of the pandemic. The Federal Open Market Committee (FOMC) had been adjusting the short-term federal funds rate up for over three years ending in the first half of 2019. The FOMC lowered the federal funds rate 75 basis points during the second half of 2019 followed by 150 basis point drop in the first quarter of 2020. According to the U.S. Bureau of Labor Statistics, the national unemployment rate for June 2020 was 11.1%, up 7.6 percentage points from December 2019. The unemployment rate in Scranton - Wilkes-Barre and the Allentown-Bethlehem-Easton Metropolitan Statistical Areas (local) increased during the first six months of 2020 as well and continued to lag behind the unemployment rates of the state and nation. The local unemployment rates at June 30, 2020 were 15.3% and 13.9%, respectively, an increase of 9.7 and 9.4 percentage points from the 5.6% and 4.5%, respectively, at December 31, 2019. The national and local unemployment rates have risen as a result of the effects of the COVID-19 pandemic. The increase in unemployment and business restrictions has had an effect on spending in our market area and high unemployment is expected to continue for a few months. In light of these expectations, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

In addition on May 1, 2020, the Company completed its previously announced acquisition of MNB Corporation (“MNB”). The merger expands the Company’s full-service footprint into Northampton County, PA and the Lehigh Valley. While $2.2 million in costs were incurred during the first half of 2020, non-recurring costs to facilitate the merger and integrate systems during the remainder of 2020 are currently estimated to be $0.2 million.

Non-recurring merger-related costs and a FHLB prepayment penalty incurred during the first half of 2020 are not a part of the Company’s normal operations. If these expenses had not occurred, adjusted net income (non-GAAP) for the three and six months ended June 30, 2020 would have been $2.2 million and $5.1 million, respectively. Adjusted diluted EPS (non-GAAP) would have been $0.48 and $1.21 for the three and six months ended June 30, 2020. For the same time periods, adjusted ROA (non-GAAP) would have been 0.58% and 0.81%, respectively, and adjusted ROE (non-GAAP) would have been 6.25% and 8.18%, respectively.

For the quarters ended June 30, 2020 and 2019, tangible common book value per share (non-GAAP) was $29.77 and $26.77, respectively. These non-GAAP measures should be reviewed in connection with the reconciliation of these non-GAAP ratios. See “Non-GAAP Financial Measures” located below within this management’s discussion and analysis.

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

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at June 30, 2020 and 2019.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest income (GAAP)	$12,250	$9,657	$21,961	$19,312
Adjustment to FTE	217	185	408	372
Interest income adjusted to FTE (Non-GAAP)	12,467	9,842	22,369	19,684
Interest expense	1,429	1,863	3,134	3,608
Net interest income adjusted to FTE (Non-GAAP)	$11,038	$7,979	$19,235	$16,076

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$11,311	$6,435	$18,615	$13,205

Net interest income (GAAP)	10,821	7,794	18,827	15,704
Plus: taxable equivalent adjustment	217	185	408	372
Non-interest income (GAAP)	2,708	2,489	5,463	4,946
Net interest income (FTE) plus non-interest income (non-GAAP)	$13,746	$10,468	$24,698	$21,022
Efficiency ratio (non-GAAP)	82.29%	61.47%	75.37%	62.82%

The following table provides a reconciliation of the tangible common equity (non-GAAP) and the calculation of tangible book value per share:

(dollars in thousands)	June 30, 2020	June 30, 2019
Tangible Book Value per Share (non-GAAP)
Total assets	$1,801,530	$997,039
Less: Intangible assets, primarily goodwill	(8,966)	(209)
Tangible assets	$1,792,564	$996,830
Total shareholders' equity	$157,160	$101,426
Less: Intangible assets, primarily goodwill	(8,966)	(209)
Tangible common equity	$148,194	$101,217

Common shares outstanding, end of period	4,977,750	3,781,500
Tangible Common Book Value per Share	$29.77	$26.77

The following table provides a reconciliation of the Company’s earnings results under GAAP to comparative non-GAAP results excluding merger-related expenses:

	Six months ended
	June 30, 2020				June 30, 2019
(dollars in thousands except per share data)	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share
Results of operations (GAAP)	$3,475	$589	$2,886	$0.68	$6,935	$1,131	$5,804	$1.52
Add: Merger-related expenses	2,219	380	1,839	0.44	19	4	15	-
Add: FHLB prepayment penalty	482	102	380	0.09	-	-	-	-
Adjusted earnings (non-GAAP)	$6,176	$1,071	$5,105	$1.21	$6,954	$1,135	$5,819	$1.52

	Three months ended
	June 30, 2020				June 30, 2019
(dollars in thousands except per share data)	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share
Results of operations (GAAP)	$318	$66	$252	$0.05	$3,593	$591	$3,002	$0.79
Add: Merger-related expenses	1,947	370	1,577	0.34	-	-	-	-
Add: FHLB prepayment penalty	482	101	381	0.09	-	-	-	-
Adjusted earnings (non-GAAP)	$2,747	$537	$2,210	$0.48	$3,593	$591	$3,002	$0.79

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

Comparison of the results of operations

Three and six months ended June 30, 2020 and 2019

Overview

For the second quarter of 2020, the Company generated net income of $0.3 million, or $0.05 per diluted share, compared to $3.0 million, or $0.79 per diluted share, for the second quarter of 2019. The $2.8 million, or 92%, decrease in net income was primarily the result of a $4.9 million rise in non-interest expenses and $1.6 million increase in the provision for loan losses partially offset by $3.0 million higher net interest income. In the year-to-date comparison, net income declined by half to $2.9 million, or $0.68 per diluted share, for the first half of 2020 from $5.8 million, or $1.52 per diluted share, for the first half of 2019. Higher non-interest expenses and an increase in the provision for loan losses were partially offset by higher net interest income and additional non-interest income. In the quarterly and year-to-date comparison, the increase in non-interest expenses was driven by merger-related expenses incurred in connection with the acquisition of MNB along with the impact of adding the operations of MNB.

Return on average assets (ROA) was 0.07% and 1.25% for the second quarters of 2020 and 2019, respectively, and 0.46% and 1.21% for the six months ended June 30, 2020 and 2019, respectively. During the same time periods, return on average shareholders’ equity (ROE) was 0.71% and 12.16%, respectively, and 4.63% and 12.07%, respectively. ROA and ROE both decreased due primarily to the decline in net income while average assets and shareholders’ equity grew during the quarter and year-to-date periods ended June 30, 2020.

Net interest income and interest sensitive assets / liabilities

For the second quarter of 2020, net interest income increased $3.0 million, or 39%, to $10.8 million from $7.8 million for the second quarter of 2019. The $2.6 million growth in interest income was produced by the addition of $426.1 million in average interest-earning assets partially offset by the effect of a 59 basis point decline in FTE yield earned on those assets. The loan portfolio drove this interest income growth due to $309.9 million more in average loans, primarily from the MNB acquisition and PPP lending. On the liability side, total interest-bearing liabilities grew $356.2 million, on average, with a 56 basis point decrease in rates paid thereon. A 44 basis point decrease in rates paid on deposits offset the effect of $294.1 million higher average interest-bearing deposits resulting in $0.3 million less interest expense from deposits for the second quarter of 2020 compared to the 2019 like period. There was also $0.1 million less in interest expense on borrowings due to lower rates paid on Paycheck Protection Program Liquidity Facility (PPPLF) borrowings.

Net interest income increased $3.1 million, or 20%, from $15.7 million for the six months ended June 30, 2019 to $18.8 million for the six months ended June 30, 2020, due to higher interest income and lower interest expense. Total average interest-earning assets increased $234.0 million while FTE yields on these assets declined 44 basis points resulting in $2.7 million of growth in FTE interest income. In the loan portfolio, the Company experienced average balance growth of $172.9 million which had the effect of producing $2.8 million more interest income. On the liability side, total interest-bearing liabilities grew $197.3 million on average with a 37 basis point decrease in rates paid on these interest-bearing liabilities. Growth in average interest-bearing deposits of $182.7 million was offset by a 24 basis point decrease in the rates paid on deposits reducing interest expense by $0.1 million. In addition, the Company utilized $14.6 million more in average borrowings during the first half of 2020 but replaced overnight borrowings with PPPLF funding at lower rates which resulted in $0.4 million less interest expense from borrowings.

The FTE net interest rate spread decreased by 3 and 7 basis points and margin decreased by 20 and 19 basis points, respectively, for the three and six months ended June 30, 2020 compared to the same 2019 period. The yields earned on interest-earning assets declined faster than the rates paid on interest-bearing liabilities causing the decline in net interest rate spread. The overall cost of funds, which includes the impact of non-interest bearing deposits, decreased 46 and 29 basis points for the three and six months ended June 30, 2020 compared to the same 2019 period. The primary reason for the decline was the reduction in rates paid on deposits and borrowings compared to the same 2019 periods.

For the remainder of 2020, the Company expects to operate in a low interest rate environment. A rate environment with falling interest rates positions the Company to reduce its interest income performance from new and maturing earning assets. Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end, the interest rate margin may experience compression. The FOMC began easing the federal funds rate during the second half of 2019 and continued through the first quarter of 2020 which reduced rates paid on interest-bearing liabilities. On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans was cut 75 basis points in the second half of 2019 and another 150 basis points in the first quarter of 2020. The focus for 2020 is to manage net interest income through a declining rate environment by managing interest-bearing deposit costs to maintain a reasonable spread. For the remainder of 2020, interest income growth is anticipated from new loans acquired from the MNB merger and over $4 million of fees recognized, net of origination and agent fees, from Paycheck Protection Program (PPP) loans which will mitigate less interest income from lower yielding assets. Management expects to actively reduce the cost of funds to partially mitigate spread compression throughout this declining rate cycle.

The Company’s cost of interest-bearing liabilities was 0.57% and 0.73% for the three and six months ended June 30, 2020, or 56 and 37 basis points lower than the cost for the same 2019 periods. The decrease resulted from a decline in the rate paid on deposits and borrowings. The FOMC is not expected to cut the federal funds rate further, but the Company has the opportunity to reduce rates paid on deposits as higher-priced promotional rates and negotiated rates reprice into products with lower rates. To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances. Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated. Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for June 30, 2020 and 2019 to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments. This treatment allows a uniform comparison among yields on interest-earning assets. Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for loan losses. Home equity lines of credit (HELOC) are included in the residential real estate category since they are secured by real estate. Net deferred loan fee/(cost) amortization of $560 thousand and ($181 thousand) during the second quarters of 2020 and 2019, respectively, and $388 thousand and ($346 thousand) for the six months ended June 30, 2020 and 2019, respectively, are included in interest income from loans. MNB loan fair value purchase accounting adjustments of $162 thousand are included in interest income from loans and $70 thousand reduced interest expense on deposits for the three and six months ended June 30, 2020. Fair value purchase accounting adjustments are preliminary and subject to refinement for up to one year after the closing date of the acquisition. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Residual values for direct finance leases are included in the average balances for consumer loans. Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets. Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	June 30, 2020			June 30, 2019
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$65,645	$38	0.23%	$2,206	$13	2.25%
Restricted investments in bank stock	3,159	21	2.74	4,414	85	7.80
Investments:
Agency - GSE	15,014	66	1.76	5,931	40	2.70
MBS - GSE residential	149,186	799	2.15	127,588	881	2.77
State and municipal (nontaxable)	66,360	647	3.92	50,429	564	4.48
State and municipal (taxable)	7,058	49	2.82	-	-	-
Other	356	3	3.42	-	-	-
Total investments	237,974	1,564	2.64	183,948	1,485	3.24
Loans and leases:
C&I and CRE (taxable)	529,575	6,075	4.61	312,570	4,050	5.20
C&I and CRE (nontaxable)	40,899	350	3.44	31,729	314	3.97
Consumer	170,223	1,704	4.03	155,769	1,521	3.92
Residential real estate	283,537	2,715	3.85	214,292	2,374	4.44
Total loans and leases	1,024,234	10,844	4.26	714,360	8,259	4.64
Total interest-earning assets	1,331,012	12,467	3.77%	904,928	9,842	4.36%
Non-interest earning assets	193,539			60,539
Total assets	$1,524,551			$965,467

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$347,097	$327	0.38%	$220,732	$347	0.63%
Savings and clubs	144,121	27	0.07	115,611	37	0.13
MMDA	264,180	371	0.56	145,667	566	1.56
Certificates of deposit	140,906	470	1.34	120,151	524	1.75
Total interest-bearing deposits	896,304	1,195	0.54	602,161	1,474	0.98
Short-term borrowings	102,652	120	0.47	39,291	262	2.67
FHLB advances	17,555	114	2.61	18,831	127	2.71
Total interest-bearing liabilities	1,016,511	1,429	0.57%	660,283	1,863	1.13%
Non-interest bearing deposits	348,275			193,702
Non-interest bearing liabilities	17,624			12,477
Total liabilities	1,382,410			866,462
Shareholders' equity	142,141			99,005
Total liabilities and shareholders' equity	$1,524,551			$965,467
Net interest income - FTE		$11,038			$7,979

Net interest spread			3.20%			3.23%
Net interest margin			3.34%			3.54%
Cost of funds			0.42%			0.88%

	Six months ended
(dollars in thousands)	June 30, 2020			June 30, 2019
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$36,249	$50	0.28%	$2,479	$28	2.28%
Restricted investments in bank stock	3,297	86	5.28	4,533	185	8.25
Investments:
Agency - GSE	10,479	106	2.02	5,930	79	2.70
MBS - GSE residential	137,345	1,605	2.35	127,217	1,802	2.86
State and municipal (nontaxable)	58,836	1,182	4.04	49,048	1,102	4.53
State and municipal (taxable)	3,849	54	2.83	-	-	-
Other	178	3	3.42	-	-	-
Total investments	210,687	2,950	2.82	182,195	2,983	3.30
Loans and leases:
C&I and CRE (taxable)	424,797	10,061	4.76	313,748	8,062	5.18
C&I and CRE (nontaxable)	38,787	726	3.77	32,862	652	4.00
Consumer	166,800	3,315	4.00	156,695	3,022	3.89
Residential real estate	259,837	5,181	4.01	213,973	4,752	4.48
Total loans and leases	890,221	19,283	4.36	717,278	16,488	4.64
Total interest-earning assets	1,140,454	22,369	3.94%	906,485	19,684	4.38%
Non-interest earning assets	131,597			59,145
Total assets	$1,272,051			$965,630

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$297,730	$700	0.47%	$222,594	$687	0.62%
Savings and clubs	124,215	53	0.09	116,966	74	0.13
MMDA	231,629	965	0.84	141,617	1,052	1.50
Certificates of deposit	129,511	993	1.54	119,204	993	1.68
Total interest-bearing deposits	783,085	2,711	0.70	600,381	2,806	0.94
Short-term borrowings	59,413	195	0.66	39,935	532	2.69
FHLB advances	16,278	228	2.82	21,199	270	2.57
Total interest-bearing liabilities	858,776	3,134	0.73%	661,515	3,608	1.10%
Non-interest bearing deposits	271,561			194,521
Non-interest bearing liabilities	16,257			12,629
Total liabilities	1,146,594			868,665
Shareholders' equity	125,457			96,965
Total liabilities and shareholders' equity	$1,272,051			$965,630
Net interest income - FTE		$19,235			$16,076

Net interest spread			3.21%			3.28%
Net interest margin			3.39%			3.58%
Cost of funds			0.56%			0.85%

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

	Six months ended June 30,
(dollars in thousands)	2020 compared to 2019			2019 compared to 2018
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$67	$(45)	$22	$(61)	$5	$(56)
Restricted investments in bank stock	(43)	(56)	(99)	30	77	107
Investments:
Agency - GSE	50	(24)	26	(4)	14	10
MBS - GSE residential	138	(334)	(196)	25	268	293
State and municipal	223	(111)	112	10	91	101
Other	3	-	3	(11)	-	(11)
Total investments	414	(469)	(55)	20	373	393
Loans and leases:
Residential real estate	958	(529)	429	181	198	379
C&I and CRE	2,744	(685)	2,059	79	1,140	1,219
Consumer	205	88	293	82	510	592
Total loans and leases	3,907	(1,126)	2,781	342	1,848	2,190
Total interest income	4,345	(1,696)	2,649	331	2,303	2,634

Interest expense:
Deposits:
Interest-bearing checking	201	(189)	12	30	122	152
Savings and clubs	4	(25)	(21)	(24)	(23)	(47)
Money market	498	(584)	(86)	146	487	633
Certificates of deposit	84	(84)	-	18	360	378
Total deposits	787	(882)	(95)	170	946	1,116
Repurchase agreements	-	-	-	(10)	-	(10)
Overnight borrowings	184	(521)	(337)	361	107	468
FHLB advances	(67)	25	(42)	6	132	138
Total interest expense	904	(1,378)	(474)	527	1,185	1,712
Net interest income	$3,441	$(318)	$3,123	$(196)	$1,118	$922

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

For the six months ended June 30, 2020 and 2019, the Company recorded a provision for loan losses of $2.2 million and $510 thousand, respectively, a $1.7 million, or 331%, increase. Most, or $1.9 million, of this increase occurred during the second quarter of 2020 and reflected greater risk inherent in certain loans exposed to the economic impact of the COVID-19 pandemic.

The increase in the provision for loan losses from the year earlier period was primarily attributed to higher credit losses inherent within the loan portfolio as an initial result of the COVID-19 crisis. See the discussion of the qualitative factors within the “Allowance for loan losses” section of this management’s discussion and analysis. Although uncertainty over COVID’s duration and severity complicates management’s ability to render a more precise estimate of credit losses, management currently believes the level of provisioning through the second quarter was adequate based on the information that was available as of the reporting date and subsequent period up to the filing date.

The provision for loan losses derives from the reserve required from the allowance for loan losses calculation. The Company continued provisioning for the six months ended June 30, 2020 to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the second quarter of 2020, non-interest income amounted to $2.7 million, an increase of $0.2 million, or 9%, compared to $2.5 million recorded for the same 2019 period. Heightened mortgage activity caused gains on loan sales to increase $0.3 million and service charges on loans to increase $0.1 million. Interchange fees were $0.1 million higher than the second quarter of 2019. Partially offsetting these increases, deposit service charges decreased $0.2 million primarily from less overdraft activities and mortgage servicing right amortization increased $0.1 million.

Non-interest income totaled $5.5 million for the six months ended June 30, 2020, an increase of $0.5 million, or 10%, from the $5.0 million recorded for the same 2019 period. Service charges on loans were up $0.3 million primarily due to service charges on mortgage loans. For the first half of 2020, gains on the sale of loans were $0.3 million higher than the first half of 2019. There were also increases in debit card interchange fees of $0.2 million and fees from trust fiduciary activities of $0.2 million. These increases were partially offset by $0.2 million less financial service fees, $0.1 million higher mortgage servicing right amortization and $0.1 million lower deposit service charges.

Operating expenses

For the quarter ended June 30, 2020, total non-interest operating expenses were $11.3 million, an increase of $4.9 million, or 76%, compared to $6.4 million for the same 2019 quarter. The biggest contributor to the higher expenses was merger-related expenses totaling $1.9 million, consisting mostly of professional fees, salaries and employee benefits and data processing expenses. Salary and employee benefits rose $1.6 million, or 43%, to $5.1 million for the second quarter of 2020 from $3.5 million for the second quarter of 2019. The increase was primarily due to salaries from additional employees resulting from the merger plus additional stock-based compensation expenses. Professional fees increased $0.5 million due to expenses related to the pandemic and additional audit expenses. During the second quarter of 2020, the Company incurred a $0.5 million prepayment penalty on the early payoff of FHLB advances. Premises and equipment expenses increased $0.4 million and data processing and communications expenses increased $0.4 million primarily due to expenses incurred related to the pandemic and additional expenses after acquisition. These increases were partially offset by $0.4 million more in loan origination cost deferrals associated with PPP lending and $0.1 million less in loan collection expenses.

For the six months ended June 30, 2020, non-interest expenses increased $5.4 million, or 41%, compared to the six months ended June 30, 2019, from $13.2 million to $18.6 million. Merger-related expenses were $2.2 million higher for the first half of 2020 compared to the same 2019 period. Salaries and employee benefit expenses grew $1.8 million, or 24%. The increase stemmed from staff additions from new employees as a result of the acquisition. Professional services increased $0.6 million primarily due to pandemic related expenses and higher audit expenses. As mentioned above, the Company incurred a $0.5 million FHLB prepayment penalty during the six months ended June 30, 2020. Premises and equipment expenses increased $0.4 million, or 20%, due to higher expenses for pandemic response, depreciation and other expenses related to premises and equipment acquired from the merger. Data processing and communications expense also increased $0.4 million. Partially offsetting these increases was a $0.5 million reduction in other expenses due to higher loan origination cost deferrals from PPP lending and $0.1 million less loan collection expenses.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, were 2.08% and 1.72% for the six months ended June 30, 2020 and 2019. The expense ratio increased because of higher expenses during the six months ended June 30, 2020 compared to the same 2019 period. The efficiency ratio increased from 62.82% at June 30, 2019 to 75.37% at June 30, 2020 due to the increase in non-interest expenses. For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Provision for income taxes

The provision for income taxes decreased $0.5 million for the six months ended June 30, 2020 compared to the same 2019 period due to increased expenses, including non-deductible merger-related expenses, reducing pre-tax income. The Company's effective tax rate was 17.0% at June 30, 2020 compared to 16.3% at June 30, 2019. Due to challenges relating to current market conditions, the

Company may not have the ability to make a reliable estimate of all or part of its ordinary income. The Coronavirus Aid, Relief, and Economic Security (CARES) Act may have an effect on the Company’s effective tax rate in future periods.

Comparison of financial condition at

June 30, 2020 and December 31, 2019

Overview

Consolidated assets increased $791.6 million, or 78%, to $1.8 billion as of June 30, 2020 from $1.0 billion at December 31, 2019. The increase in assets occurred primarily in cash and cash equivalents, the loan portfolio and the investment portfolio primarily from assets acquired in the merger. Cash inflow from growth in deposits of $202.3 million and $152.8 million in PPPLF funding was used to fund loan growth and pay down borrowings.

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

As of June 30, 2020, the carrying value of investment securities amounted to $293.1 million, or 16% of total assets, compared to $185.1 million, or 18% of total assets, at December 31, 2019. As of June 30, 2020, 57% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of June 30, 2020 and December 31, 2019. The AFS securities were recorded with a net unrealized gain of $9.1 million as of June 30, 2020 and a net unrealized gain of $4.6 million as of December 31, 2019. Of the net improvement in the unrealized gain position of $4.5 million, $2.4 million was net unrealized gains on mortgage-backed securities, $1.9 million was net unrealized gains on municipal securities and $0.2 million was net unrealized gains on agency securities. The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve. Generally, the values of debt securities move in the opposite direction of the changes in interest rates. As interest rates along the treasury yield curve decline, especially at the intermediate and long end, the values of debt securities tend to rise. Whether or not the value of the Company’s investment portfolio will continue to rise above its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio. When interest rates rise, the market values of the Company’s debt securities portfolio could be subject to market value declines.

As of June 30, 2020, the Company had $227.4 million in public deposits, or 16% of total deposits. Pennsylvania state law requires the Company to maintain pledged securities on these public deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers. As of June 30, 2020, the balance of pledged securities required for deposit accounts was $168.1 million, or 57% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary. Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired. If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized. During the quarter ended June 30, 2020, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During the six months ended June 30, 2020, the carrying value of total investments increased $108.0 million, or 58%. The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company. Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile. During the second quarter of 2020, the Company implemented an investment strategy to redeploy the acquired portfolio that was liquidated on May 1, 2020. The re-investment strategy will be completed in the third quarter of 2020.

A comparison of investment securities at June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$165,824	56.6%	$124,240	67.1%
State & municipal subdivisions	95,855	32.7	54,718	29.6
Agency - GSE	31,394	10.7	6,159	3.3
Total	$293,073	100.0%	$185,117	100.0%

As of June 30, 2020, there were no investments from any one issuer with an aggregate book value that exceeded 10% of the Company’s shareholders’ equity.

The distribution of debt securities by stated maturity and tax-equivalent yield at June 30, 2020 are as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$281	4.27%	$5,346	3.40%	$160,197	2.93%	$165,824	2.95%
State & municipal subdivisions	1,207	4.45	999	6.02	5,774	2.62	87,875	4.04	95,855	3.97
Agency - GSE	-	-	6,385	2.70	25,009	1.19	-	-	31,394	1.48
Total debt securities	$1,207	4.45%	$7,664	3.19%	$36,129	1.74%	$248,072	3.31%	$293,073	3.12%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 21%. In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Restricted investments in bank stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh. Excess stock is repurchased from the Company at par if the amount of borrowings declined to a predetermined level. In addition, the Company earns a return or dividend based on the amount invested. The dividends received from the FHLB totaled $119 thousand and $185 thousand for the six months ended June 30, 2020 and 2019, respectively. The balance in FHLB and ACBB stock was $3.1 million and $4.4 million as of June 30, 2020 and December 31, 2019, respectively.

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

As of June 30, 2020 and December 31, 2019, loans HFS consisted of residential mortgages with carrying amounts of $17.3 million and $1.6 million, respectively, which approximated their fair values. During the six months ended June 30, 2020, residential mortgage loans with principal balances of $41.2 million were sold into the secondary market and the Company recognized net gains of $0.7 million, compared to $23.0 million and $0.4 million, respectively, during the six months ended June 30, 2019.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster personal relationships. At June 30, 2020 and December 31, 2019, the servicing portfolio balance of sold residential mortgage loans was $301.6 million and $302.3 million, respectively, with mortgage servicing rights of $0.9 million and $1.0 million for the same periods, respectively.

Loans and leases

The composition of the loan portfolio at June 30, 2020 and December 31, 2019 is summarized as follows:

	June 30, 2020						December 31, 2019
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
	Originated		Acquired		Total
Commercial and industrial	$263,862	29.5%	$21,894	9.5%	$285,756	25.4%	$122,594	16.2%
Commercial real estate:
Non-owner occupied	98,337	11.0	90,474	39.1	188,811	16.8	99,801	13.2
Owner occupied	127,696	14.3	51,573	22.2	179,269	15.9	130,558	17.3
Construction	3,670	0.5	6,827	2.9	10,497	0.9	4,654	0.6
Consumer:
Home equity installment	35,741	4.0	7,603	3.3	43,344	3.9	36,631	4.9
Home equity line of credit	46,310	5.2	6,224	2.7	52,534	4.7	47,282	6.3
Auto	98,295	11.0	203	0.1	98,498	8.8	105,870	14.0
Direct finance leases	17,048	1.9	-	-	17,048	1.5	16,355	2.2
Other	7,435	0.8	535	0.2	7,970	0.7	5,634	0.7
Residential:
Real estate	178,828	20.0	45,615	19.7	224,443	19.9	167,164	22.2
Construction	16,370	1.8	712	0.3	17,082	1.5	17,770	2.4
Gross loans	893,592	100.0%	231,660	100.0%	1,125,252	100.0%	754,313	100.0%
Less:
Allowance for loan losses	(11,671)		-		(11,671)		(9,747)
Unearned lease revenue	(908)		-		(908)		(903)
Net loans	$881,013		$231,660		$1,112,673		$743,663

Loans held-for-sale	$17,348		$-		$17,348		$1,643

As of June 30, 2020, the Company had gross loans and leases totaling $1.125 billion compared to $754 million at December 31, 2019, an increase of $371 million, or 49%.

The increase resulted primarily from $232 million in loans acquired via the merger with MNB and $153 million in loans, net of deferred fees, originated under the Paycheck Protection Program (PPP) primarily during the second quarter 2020.

As of June 30, 2020, Company-originated loans, excluding the PPP loans, totaled $741 million compared with $754 million as of December 31, 2019, a decrease of $13 million, or 1.3%, due to the payoff of commercial loans during the first quarter of 2020.

Commercial & industrial and commercial real estate

As of June 30, 2020, the commercial loan portfolio totaled $664 million and consisted of commercial and industrial (C&I) and commercial real estate (CRE) loans. Company-originated loans totaled $494 million and acquired loans from MNB totaled $171 million. As of December 31, 2019, the commercial loan portfolio totaled $358 million and therefore loans originated by the Company experienced a $136 million, or 38%, year to date increase.

Company-originated loans, net of fees, excluding $153 million in PPP loans, which were recorded as C&I loans, decreased from $358 million as of December 31, 2019 to $341 million as of June 30, 2020, a $17 million decrease, or 5%.

This reduction resulted primarily from the payoff of two tax-free commercial loans to one customer and the payoff of a few large commercial real estate loans.

Paycheck Protection Program Loans

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (SBA) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (PPP).

As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly payroll costs, or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity for loans originated before June 5th and a five-year maturity for loans originated beginning on June 5th; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrowers’ PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP, so long as the employer maintains or quickly rehires employees and maintains salary levels and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. The Company expects most of these loans will be forgiven before year end.

As of June 30, 2020, the Company had originated 1,439 loans totaling $157 million under the Paycheck Protection Program. As a PPP lender, the Company received fee income of approximately $5.2 million, net of costs. The Company recognized $0.8 million of PPP fee income during the second quarter 2020 with the remaining amount to be recognized in future quarters. Unearned fees attributed to PPP loans net of fees paid to referral sources, as prescribed by the SBA under the PPP program, was $4.4 million as of June 30, 2020.

The PPP loans originated by size were as follows as of June 30, 2020:

(dollars in thousands)	Balance originated	Total SBA fee

$150,000 or less	$71,600	$3,580
Greater than $150,000 but less than $2,000,000	53,837	1,615
$2,000,000 or higher	31,656	317
Total PPP loans originated	$157,093	$5,512

Consumer

As of June 30, 2020, the consumer loan portfolio totaled $219 million and consisted of home equity installment, home equity line of credit, auto, direct finance leases and other consumer loans. Company-originated loans totaled $205 million and acquired loans from MNB totaled $14 million. As of December 31, 2019, the consumer loan portfolio totaled $212 million. The $7 million, or 37%, increase in the consumer loan portfolio was due to the MNB acquisition. Net of MNB-acquired loans, company-originated loans decreased by $7 million, or 3%.

This reduction in company-originated consumer loans was primarily the result of net runoff in the auto loan portfolio, the result of COVID-19’s impact on car sales during the 2nd quarter 2020.

Residential

As of June 30, 2020, the residential loan portfolio totaled $241 million and consisted primarily of held-to-maturity residential loans for primary residences. Company-originated loans totaled $195 million and acquired loans from MNB totaled $46 million. As of December 31, 2019, the residential loan portfolio totaled $185 million. The $56 million, or 31%, increase in the residential loan portfolio was due to the MNB acquisition.

Net of MNB-acquired loans, Company-originated loans increased by $10 million, or 5%, mainly due to $19 million in 94 mortgage modifications year to date to refinance existing loans at market rates to qualified customers.  Management expects continued growth in residential loans for the remainder of 2020.

The Company’s service team is experienced, knowledgeable, and dedicated to servicing the community and its clients. The Company will continue to provide products and services that benefit our clients as well as the community which is very important to our success. There is much uncertainty regarding the effects COVID-19 may have on demand for loans and leases. The Company has been proactively trying to reach out to customers to understand their needs during this crisis.

Allowance for loan losses

Management evaluates the credit quality of the Company’s loan portfolio and performs a formal review of the adequacy of the allowance for loan losses (allowance) on a quarterly basis. The allowance reflects management’s best estimate of the amount of credit losses in the loan portfolio. Management’s judgment is based on the evaluation of individual loans, past experience, the assessment of current economic conditions and other relevant factors including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates may be susceptible to significant change. The provision for loan losses represents the amount necessary to maintain an appropriate allowance. Loan losses are charged directly against the allowance when loans are deemed to be uncollectible. Recoveries from previously charged-off loans are added to the allowance when received.

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

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	six months ended		twelve months ended		six months ended
(dollars in thousands)	June 30, 2020		December 31, 2019		June 30, 2019

Balance at beginning of period	$9,747		$9,747		$9,747

Charge-offs:
Commercial and industrial	(260)		(184)		(129)
Commercial real estate	(164)		(597)		(469)
Consumer	(115)		(398)		(176)
Residential	(31)		(330)		(53)
Total	(570)		(1,509)		(827)

Recoveries:
Commercial and industrial	18		32		14
Commercial real estate	3		317		4
Consumer	81		67		38
Residential	192		8		9
Total	294		424		65
Net charge-offs	(276)		(1,085)		(762)
Provision for loan losses	2,200		1,085		510
Balance at end of period	$11,671		$9,747		$9,495

Allowance for loan losses to total loans	1.04%		1.29%		1.29%
Net charge-offs to average total loans outstanding	0.06%		0.15%		0.21%
Average total loans	$890,221		$732,152		$717,278
Loans 30 - 89 days past due and accruing	$893		$1,366		$1,781
Loans 90 days or more past due and accruing	$122		$-		$37
Non-accrual loans	$4,262		$3,674		$4,113
Allowance for loan losses to non-accrual loans	2.74	x	2.65	x	2.31	x
Allowance for loan losses to non-performing loans	2.66	x	2.65	x	2.29	x

For the six months ended June 30, 2020, the allowance increased $1.9 million, or 20%, to $11.7 million compared to $9.8 million at December 31, 2019 due to provisioning of $2.2 million partially offset by $0.3 million in net charge-offs.

For the six months ended June 30, 2020, total loans, which represent gross loans less unearned lease revenue, increased $371 million, or 49%, to $1.124 billion compared to $753 million at December 31, 2019.

The increase in the loan portfolio resulted primarily from $231 million in loans, net of deferred costs, acquired via the merger with MNB and $153 million in loans originated under the PPP, net of deferred fees, primarily during the second quarter 2020.

Loans acquired via the MNB merger (performing and non-performing) were initially recorded at their acquisition-date fair values. Because there is no initial credit valuation allowance recorded under this method, the Company establishes a post-acquisition allowance of loan losses to record losses which may subsequently arise on the acquired loans. Since no deterioration was noted for any such loans following acquisition, no allowance for loan and lease losses was recorded for them.

PPP loans made to eligible borrowers have a 100% SBA guarantee. Given this guarantee, no allowance for loan and lease losses was recorded for them.

The 49% increase in the loan portfolio compared with the 20% increase in the allowance for loan losses caused the allowance for loan and lease losses to decrease as a percentage of total loans to 1.04% at June 30, 2020 from 1.29% at December 31, 2019. However, this ratio decreased because $384 million in loans, or 34% of the portfolio, mostly added during the 2nd quarter of 2020, did not require allowance for loan and lease losses.

Therefore, allowance for loan and lease losses was recorded only for the Company-originated loan portfolios. As of June 30, 2020, the loan portfolio, net of PPP loans and MNB acquired loans, totaled $741 million, a decrease of $13 million, or 1.7%, from $754 million as of December 31, 2019.

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

During the first quarter of 2020, management increased the qualitative factors associated with its commercial, consumer, and residential portfolios related to potential adverse changes in both the volume and severity of past due and non-accrual loans along with national and local economic conditions as a result of the COVID-19 pandemic. A statewide shutdown of non-essential business activity was ordered on March 16th in Pennsylvania. General economic reports and data indicate a recession with elevated unemployment and sustained low inflation. The duration and severity of the recession or the ultimate path of the recovery was not known at that point.

During the second quarter of 2020, management increased the qualitative factors associated with its loan portfolio, despite the decrease in the Company-originated loan portfolio, to recognize higher inherent risk characteristics for loans that were deemed to have greater exposure to the economic impact of the COVID-19 pandemic. These characteristics included loans that received forbearance of any kind (see COVID-19 Accommodations), loans that were in high risk industries, and loans that had prior delinquency of over 60 days. High risk industries include hotel accommodations, food service, energy, recreation, certain parts of the transportation segment, and other service industries. The duration and severity of the recession or the ultimate path of the recovery remains uncertain. Going forward, management will increase the allowance for loan losses consistent with increased exposure to inherent loss in the loan portfolio as economic impacts worsen due to COVID-19.

Should the duration and/or severity of the pandemic’s economic impact increase, management will take measures commensurate with the then observed risk to increase the provision for loan losses and, by extension, the allowance for loan and lease losses as appropriate.

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

	For the six	% of Total	For the six	% of Total
	months ended	Net	months ended	Net
(dollars in thousands)	June 30, 2020	Charge-offs	June 30, 2019	Charge-offs
Net charge-offs
Commercial and industrial	$(242)	88%	$(115)	15%
Commercial real estate	(161)	58	(465)	61
Consumer	(34)	12	(138)	18
Residential	161	(58)	(44)	6
Total net charge-offs	$(276)	100%	$(762)	100%

For the six months ended June 30, 2020, net charge-offs against the allowance totaled $0.3 million compared with $0.8 million for the six months ended June 30, 2019, representing a $0.5 million, or 64%, decrease. The sharp decrease was attributed to a $0.2 million recovery during the first quarter of 2020 in the form of a reimbursement from the Federal National Mortgage Association (“FNMA”) for previously sold mortgages charged-off during the third quarter of 2019. Excluding this recovery, net charge-offs for the six months ended June 30, 2020 would have shown an improvement, decreasing by $0.3 million, or 39%, over the prior year.

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

	June 30, 2020		December 31, 2019		June 30, 2019
		Category		Category		Category
		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$5,346	34%	$3,933	31%	$3,980	32%
Commercial and industrial	1,467	26	1,484	16	1,409	17
Consumer	2,146	19	2,013	28	2,088	29
Residential real estate	2,688	21	2,278	25	2,007	22
Unallocated	24	-	39	-	11	-
Total	$11,671	100%	$9,747	100%	$9,495	100%

The allocation of the allowance for the commercial loan portfolio, which is comprised of CRE and C&I loans, accounted for approximately 58% of the total allowance for loan losses at June 30, 2020, which represents a two percentage point increase from 56% of the total allowance for loan losses at December 31, 2019 and a one percentage point increase from the 57% of the total allowance for loan and lease losses at June 30, 2019.

The increase in the allowance allocated to the commercial portfolio was attributed to the recognition of increased inherent risk in those portfolios due to the economic impact of the COVID-19 pandemic.

The allocation of the allowance for the consumer loan portfolio, accounted for approximately 18% of the total allowance for loan losses at June 30, 2020, which is down from 21% of the total allowance for loan losses at December 31, 2019 and 22% of the total allowance for loan losses at June 30, 2019. This decrease in the allowance allocated to the consumer loan portfolio from the year earlier period was attributed to the relative increase in the COVID-related inherent risk in the commercial loan portfolio.

The allocation of the allowance for the residential real estate portfolio, accounted for approximately 23% of the total allowance for loan losses at June 30, 2020, which represents no change from 23% of the total allowance for loan losses at December 31, 2019 and a two percentage point increase from 21% of the total allowance for loan losses at June 30, 2019. The increase in the allowance allocated to the residential real estate portfolio was attributed to the relative rise in the residential portfolio compared to commercial and consumer portfolios.

The unallocated amount represents the portion of the allowance not specifically identified with a loan or groups of loans. The unallocated reserve was less than 1% of the total allowance for loan losses at June 30, 2020, unchanged from less than 1% of the total allowance for loan losses at December 31, 2019 and June 30, 2019.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, TDRs, other real estate owned (ORE) and repossessed assets.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	June 30, 2020	December 31, 2019	June 30, 2019

Loans past due 90 days or more and accruing	$122	$-	$37
Non-accrual loans *	4,262	3,674	4,113
Total non-performing loans	4,384	3,674	4,150
Troubled debt restructurings	983	991	1,277
Other real estate owned and repossessed assets	185	369	726
Total non-performing assets	$5,552	$5,034	$6,153

Total loans, including loans held-for-sale	$1,141,692	$755,053	$735,685
Total assets	$1,801,530	$1,009,927	$997,039
Non-accrual loans to total loans	0.37%	0.49%	0.56%
Non-performing loans to total loans	0.38%	0.49%	0.56%
Non-performing assets to total assets	0.31%	0.50%	0.62%

* In the table above, the amount includes non-accrual TDRs of $0.6 million as of June 30, 2020, $0.6 million as of December 31, 2019 and $0.7 million as of June 30, 2019.

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

Non-performing assets represented 0.31% of total assets at June 30, 2020 compared with 0.50% at December 31, 2019 and 0.62% at June 30, 2019. The year-to-date improvement in the non-performing assets ratio was the result of the $792 million, or 78%, increase in total assets to $1.8 billion at June 30, 2020 and the year-over-year improvement in the non-performing assets ratio was the result of the net reduction in non-performing assets by $0.6 million, or 10%, along with a $804 million, or 81%, increase in total assets.

As of June 30, 2020, non-performing assets increased to $5.5 million from $5.0 million at December 31, 2019 but decreased from $6.1 million at June 30, 2019. The year to date increase resulted from an increase in past due over 90 day loans and a $0.5 million increase in non-accrual loans offset by a slight decrease in TDRs and ORE. The year over year decrease in non-performing assets was due to a reduction in TDRs and ORE by $0.2 million and $0.5 million, respectively, partially offset by a slight increase in loans past due over 90 days and non-accrual loans.

From December 31, 2019 to June 30, 2020, non-accrual loans increased $0.6 million, or 16%, from $3.7 million to $4.3 million. At June 30, 2020, there were a total of 49 loans to 42 unrelated borrowers with balances that ranged from less than $1 thousand to $0.5 million. At December 31, 2019, there were a total of 44 loans to 34 unrelated borrowers with balances that ranged from less than $1 thousand to $0.5 million. The increase in non-accrual loans was the result of $1.8 million in new nonaccruals, $0.1 million in expenses added to balances, $0.6 million in payments, $0.4 million in charge-offs, and $0.3 million in moves to ORE.

There were 3 loan loans totaling $0.1 million that were over 90 days past due as of June 30, 2020 compared to no loans over 90 days past due as of December 31, 2019. The Company seeks payments from all past due customers through an aggressive customer communication process. A past due loan will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

The composition of non-performing loans as of June 30, 2020 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$285,756	$-	$366	$366	0.13%
Commercial real estate:
Non-owner occupied	188,811	-	1,514	1,514	0.80%
Owner occupied	179,269	-	1,204	1,204	0.67%
Construction	10,497	-	-	-	-
Consumer:
Home equity installment	43,344	-	47	47	0.11%
Home equity line of credit	52,534	-	380	380	0.72%
Auto loans	98,498	-	101	101	0.10%
Direct finance leases *	16,140	10	-	10	0.06%
Other	7,970	-	-	-	-
Residential:
Real estate	224,443	112	650	762	0.34%
Construction	17,082	-	-	-	-
Loans held-for-sale	17,348	-	-	-	-
Total	$1,141,692	$122	$4,262	$4,384	0.38%

*Net of unearned lease revenue of $0.9 million.

Payments received from non-accrual loans are recognized on a cost recovery method. Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. If the non-accrual loans that were outstanding as of June 30, 2020 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $132 thousand.

The following tables set forth the activity in TDRs for the periods indicated:

As of and for the six months ended June 30, 2020
	Accruing		Non-accruing
	Commercial	Commercial	Commercial	Residential	Consumer
(dollars in thousands)	& industrial	real estate	real estate	real estate	installment	Total

Troubled Debt Restructures:
Beginning balance	$-	$991	$561	$-	$-	$1,552
Pay downs / payoffs	-	(8)	(4)	-	-	(12)
Ending balance	$-	$983	$557	$-	$-	$1,540
Number of loans	-	6	2	-	-	8

As of and for the year ended December 31, 2019
	Accruing		Non-accruing
	Commercial	Commercial	Commercial	Residential	Consumer
(dollars in thousands)	& industrial	real estate	real estate	real estate	installment	Total

Troubled Debt Restructures:
Beginning balance	$24	$1,806	$520	$764	$413	$3,527
Additions	-	32	57	-	-	89
Transfers	-	(645)	421	(430)	-	(654)
Pay downs / payoffs	(24)	(202)	(76)	(316)	(413)	(1,031)
Charge offs	-	-	(361)	(18)	-	(379)
Ending balance	$-	$991	$561	$-	$-	$1,552
Number of loans	-	6	2	-	-	8

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR. TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards in order to maximize the Company’s recovery.

Consistent with Section 4013 and the Revised Statement of Section 4013 of the CARES Act, specifically “Temporary Relief From Troubled Debt Restructurings”, the Company approved requests by borrowers to modify loan terms and defer principal and/or interest payment for loans. U.S. GAAP permits the temporary suspension of TDR determination defined under ASC 310-40 provided that such modifications are made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief. This includes short-term (i.e. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current for purposes of Section 4013 are those that are less than 30 days past due on their contractual payments at the time the modification program is implemented.

From December 31, 2019 to June 30, 2020, TDRs remained relatively unchanged, decreasing $12 thousand, or less than 1%. At December 31, 2019, there were a total of 8 TDRs by 7 unrelated borrowers with balances that ranged from $80 thousand to $0.5 million. At June 30, 2020, there were a total of 8 TDRs by 7 unrelated borrowers with balances that ranged from $79 thousand to $0.5 million. The $12 thousand decrease was driven by the standard amortization of the portfolio. As of June 30, 2020, no COVID-19 modifications were designated as TDRs.

Loans modified in a TDR may or may not be placed on non-accrual status. At December 31, 2019 and June 30, 2020, two TDRs totaling $0.6 million were on non-accrual status.

Beginning the week of March 16, 2020, the Company began receiving requests for temporary modifications to the repayment structure for borrower loans. The modifications are grouped into deferred payments of no more than six months, interest only, lines of credit only and other. As of June 30, 2020, the Company had 1,429 temporary modifications with principal balances totaling $201.8 million. As of July 31, 2020, there were approximately 56 second requests for temporary forbearance modifications were for $10.2 million.

The global pandemic referred to as COVID-19 has created many impediments to loan production relative to the measures taken to slow the spread. These measures have put a large strain on a wide variety of industries within the global economy generally, and the Company’s market specifically. The overall economic impact and effect of the measures is yet to be fully understood as its effects will most likely lag timewise behind while businesses and governments inject resources to help lessen the impact. Despite efforts to lessen the impact, it is the Company’s current belief that the pandemic will temporarily, or in some cases permanently, damage our borrower’s ability to repay loans and comply with terms.

Foreclosed assets held-for-sale

From December 31, 2019 to June 30, 2020, foreclosed assets held-for-sale (ORE) decreased from $349 thousand to $156 thousand, a $193 thousand, or 55%, decrease, due to the sale of two foreclosed assets for $250 thousand during the first quarter and the sale of one foreclosed asset for $10 thousand in the second quarter, partially offset by the addition of a commercial property for $67 thousand during the second quarter. The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$349	7	$190	6

Additions	67	1	1,229	6
Pay downs	-		(18)
Write downs	-		(82)
Sold	(260)	(3)	(970)	(5)
Balance at end of period	$156	5	$349	7

As of June 30, 2020, ORE consisted of five properties from five unrelated borrowers totaling $156 thousand. One of these properties ($67 thousand) was added in 2020; one of these properties ($32 thousand) was added in 2019; one of these properties ($15 thousand) was added in 2018; one of these properties (less than $1 thousand) was added in 2017; and one was added in 2014 ($42 thousand). Of the five properties, all properties are currently listed for sale.

As of June 30, 2020, the Company had three other repossessed assets held-for-sale, with a balance of $28 thousand compared to two other repossessed assets held-for-sale, with a balance of $20 thousand as of December 31, 2019.

Cash surrender value of bank owned life insurance

The Company maintains bank owned life insurance (BOLI) for a chosen group of employees at the time of purchase, namely its officers, where the Company is the owner and sole beneficiary of the policies. BOLI is classified as a non-interest earning asset. Increases in the cash surrender value are recorded as components of non-interest income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance and its tax-free advantage to the Company. This profitability is used to offset a portion of current and future employee benefit costs. In March 2019, the Company invested $2.0 million in additional BOLI as a source of funding for additional life insurance benefits that provides for payments upon death for officers and employee benefit expenses related to the Company’s non-qualified SERP implemented for certain executive officers. The BOLI can be liquidated if necessary, with associated tax costs. However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position. Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Premises and equipment

Net of depreciation, premises and equipment increased $6.9 million during the first six months of 2020. The Company acquired $6.9 million in fixed assets as a result of the merger and purchased $1.0 million in additions to fixed assets partially offset by $0.9 million in depreciation expense recorded. The Company is expected to begin the renovation of its main office first floor branch in 2020 which will increase construction in process by approximately $2.3 million with completion expected by the middle of 2022.

Other assets

During the first six months of 2020, the $22.6 million increase in other assets was due mostly to $22.5 million of MBS, taxable and nontaxable municipal security settlements pending.

Funds Provided:

Deposits

The Company is a community based commercial depository financial institution, member FDIC, which offers a variety of deposit products with varying ranges of interest rates and terms. Generally, deposits are obtained from consumers, businesses and public entities within the communities that surround the Company’s 21 branch offices and all deposits are insured by the FDIC up to the full extent permitted by law. Deposit products consist of transaction accounts including: savings; clubs; interest-bearing checking; money market and non-interest bearing checking (DDA). The Company also offers short- and long-term time deposits or certificates of deposit (CDs). CDs are deposits with stated maturities which can range from seven days to ten years. Cash flow from deposits is influenced by economic conditions, changes in the interest rate environment, pricing and competition. To determine interest rates on its deposit products, the Company considers local competition, spreads to earning-asset yields, liquidity position and rates charged for alternative sources of funding such as short-term borrowings and FHLB advances.

The following table represents the components of deposits as of the date indicated:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$391,865	27.3%	$242,171	29.0%
Savings and clubs	165,023	11.5	104,854	12.5
Money market	307,898	21.5	180,478	21.6
Certificates of deposit	153,985	10.8	116,211	13.9
Total interest-bearing	1,018,771	71.1	643,714	77.0
Non-interest bearing	414,918	28.9	192,023	23.0
Total deposits	$1,433,689	100.0%	$835,737	100.0%

Total deposits increased $598.0 million, or 72%, from $835.7 million at December 31, 2019 to $1.4 billion at June 30, 2020. Non-interest bearing checking accounts contributed the most to the deposit growth with an increase of $222.9 million. On May 1, 2020, the Company acquired $118.8 million in non-interest bearing deposits from the merger with MNB. The remaining growth of over $100 million was primarily due to an increase in deposits account balances from PPP funds and other relief from the CARES Act that has not yet been utilized. Money market accounts also increased $127.4 million, $76.9 million of which was acquired through the merger, and the remainder was mostly due to higher balances of personal accounts and shifts from other types of deposit accounts. Interest-bearing checking accounts increased $149.7 million with $100.9 million acquired from MNB and the remaining increase due to an increase in balances from PPP funding and other relief from the CARES Act. The Company focuses on obtaining a full-banking relationship with existing customers as well as forming new customer relationships. Savings accounts increased $60.2 million due to $46.8 million in accounts acquired from MNB and also an increase in personal account balances. The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers. For 2020, the Company will focus on deposit growth to fund asset growth and pay down short-term borrowings. The Company expect a temporary surge in business deposits to continue into the third quarter of 2020 as PPP loan proceeds and other CARES Act relief in deposit accounts are utilized. Growth in deposits from new markets is expected from a full year with the Mountain Top branch and the merger with MNB Corporation. Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset this deposit growth.

Additionally, CDs also increased $37.8 million due to $52.2 million in accounts acquired from MNB. Otherwise, the CD portfolio declined as rates dropped during 2020 and CD promos reached maturity. The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program and Insured Cash Sweep (ICS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000. In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network. By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC. In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers. Deposits the Company receives from other institutions are considered reciprocal deposits by regulatory definitions. The Company did not have any CDARs as of June 30, 2020 and December 31, 2019. As of June 30, 2020 and December 31, 2019, ICS reciprocal deposits represented $44.4 million and $19.7 million, or 3% and 2%, of total deposits which are included in interest-bearing checking accounts in the table above. The $24.7 million increase in ICS deposits is primarily due to public funds deposit transfers from other interest-bearing checking accounts to ICS accounts.

The maturity distribution of certificates of deposit at June 30, 2020 is as follows:

		More than	More than	More
	Three months	three months	six months to	than twelve
(dollars in thousands)	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$25,030	$17,041	$29,052	$11,653	$82,776
CDs of less than $100,000	14,810	14,388	18,576	23,251	71,025
Total CDs	$39,840	$31,429	$47,628	$34,904	$153,801

There is a remaining time deposit premium of $184 thousand that will be amortized into income on a level yield amortization method over the contractual life of the deposits.

Certificates of deposit of $250,000 or more amounted to $47.3 million and $44.5 million as of June 30, 2020 and December 31, 2019, respectively.

Approximately 46% of the CDs, with a weighted-average interest rate of 1.65%, are scheduled to mature during the second half of 2020 and an additional 37%, with a weighted-average interest rate of 1.31%, are scheduled to mature during 2021. Renewing CDs are currently expected to re-price to lower market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products. The Company plans to address repricing CDs in the ordinary course of business on a relationship basis and is prepared to match rates when prudent to maintain relationships. Growth in CD accounts is challenged by the current and expected rate environment and clients’ preference for short-term rates, as well as aggressive competitor rates. The Company is not currently offering any CD promotions but may resume promotions in the future. The Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs

Short-term borrowings may include overnight balances with FHLB line of credit and/or correspondent bank’s federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations. Short-term borrowings increased $115.0 million during the first six months of 2020 as the PPPLF was used to fund PPP lending and overnight borrowings were paid off.

During the first half of 2020, the Company paid off $10 million in FHLB advances with a weighted average interest rate of 2.97%. During the second quarter of 2020, the Company acquired $7.6 million of FHLB advances from the merger that was subsequently paid off. As of June 30, 2020, the Company had the ability to borrow an additional $273.6 million from the FHLB.

The following table represents the components of borrowings as of the date indicated:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Amount	%	Amount	%

Overnight borrowings	$-	-%	$37,839	71.6%
PPPLF	152,791	96.8	-	-
FHLB advances	5,000	3.2	15,000	28.4
Total	$157,791	100.0%	$52,839	100.0%

The original maturity dates of FHLB advances as of June 30, 2020 are as follows:

(dollars in thousands)	Amount	Weighted average rate

Maturity date 1 year or less	$-	-%
After 1 but within 2	-	-
After 2 but within 3	-	-
After 3 but within 4	5,000	3.07
After 4 years	-	-
Total	$5,000	3.07%

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At June 30, 2020, the Company maintained a one-year cumulative gap of positive (asset sensitive) $235.7 million, or 13%, of total assets. The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates. Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at June 30, 2020:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$254,840	$-	$-	$9,958	$264,798
Investment securities (1)(2)	27,657	52,374	67,067	149,040	296,138
Loans and leases(2)	233,321	251,886	425,513	219,301	1,130,021
Fixed and other assets	-	32,852	-	77,721	110,573
Total assets	$515,818	$337,112	$492,580	$456,020	$1,801,530
Total cumulative assets	$515,818	$852,930	$1,345,510	$1,801,530

Non-interest-bearing transaction deposits (3)	$-	$41,533	$114,020	$259,365	$414,918
Interest-bearing transaction deposits (3)	303,977	-	224,324	336,485	864,786
Certificates of deposit	39,840	79,057	28,078	7,010	153,985
Short-term borrowings	152,791	-	-	-	152,791
FHLB advances	-	-	-	5,000	5,000
Other liabilities	-	-	-	52,890	52,890
Total liabilities	$496,608	$120,590	$366,422	$660,750	$1,644,370
Total cumulative liabilities	$496,608	$617,198	$983,620	$1,644,370

Interest sensitivity gap	$19,210	$216,522	$126,158	$(204,730)
Cumulative gap	$19,210	$235,732	$361,890	$157,160

Cumulative gap to total assets	1.1%	13.1%	20.1%	8.7%

(1) Includes restricted investments in bank stock and the net unrealized gains/losses on available-for-sale securities.

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at June 30, 2020 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the June 30, 2020 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	8.7%	(0.1)%
Net income	20.9	(0.3)
Economic value at risk:
Economic value of equity	12.5	(20.2)
Economic value of equity as a percent of total assets	1.3	(2.1)

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At June 30, 2020, the Company’s risk-based capital ratio was 15.90%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning July 1, 2020, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$55,046	$4,406	8.7%
+100 basis points	52,961	2,321	4.6
Flat rate	50,640	-	-
-100 basis points	50,616	(24)	(0.0)
-200 basis points	50,591	(49)	(0.1)

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the

Company’s Asset/Liability Committee. As of June 30, 2020, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the six months ended June 30, 2020, the Company generated $249.1 million of cash. During the period, the Company’s operations used approximately $2.3 million mostly from $18.5 million of net cash inflow from the components of net interest income offset by $11.8 million of originations of loans held for sale over proceeds, net non-interest expense/income related payments of $7.8 million and $1.4 million in quarterly estimated tax payments. Cash inflow from interest-earning assets, assets acquired, deposits, borrowings, loan payments and the sale of securities were used to purchase investment securities and replace maturing and cash runoff of securities, fund the loan portfolio, pay down FHLB advances, invest in bank premises and equipment and make net dividend payments. The Company received a large amount of public deposits over the past four years. The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities. Starting in 2019, the Company made an effort to open new public accounts as ICS accounts and transfer some existing public accounts to ICS accounts in order to provide the customer with FDIC insurance and to free up the Company’s unencumbered securities to improve liquidity. Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs. The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

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

During the second quarter of 2020, the Company recorded PPP loans funded by the Paycheck Protection Program Liquidity Facility (PPPLF). This will provide liquidity without having to exhaust our funding lines. We have experienced a approximately $150 million surge in deposits from the proceeds of PPP loans until customers pay out expenses.

As of June 30, 2020, the Company maintained $264.8 million in cash and cash equivalents and $310.4 million of investments AFS and loans HFS. Also as of June 30, 2020, the Company had approximately $273.6 million available to borrow from the FHLB, $31.0 million from correspondent banks, $80.9 million from the FRB and $159.8 million from the Promontory One-Way Buy program. The combined total of $1.1 billion represented 62% of total assets at June 30, 2020. Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the six months ended June 30, 2020, total shareholders' equity increased $50.3 million, or 47%, due principally to the $45.4 million in common stock issued as a result of the acquisition of MNB (See Footnote 9 “Acquisition” for more information), $2.9 million in net income added into retained earnings and the $3.6 million after tax improvement in the net unrealized gain position in the Company’s investment portfolio. Capital was further enhanced by $0.2 million from investments in the Company’s common stock via the Employee Stock Purchase (ESPP) and $0.7 million from stock-based compensation expense from the ESPP and restricted stock and SSARs. These items were partially offset by $2.5 million of cash dividends declared on the Company’s common stock. The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 85.7% for the six months ended June 30, 2020. The balance of earnings is retained to further strengthen the Company’s capital position.

As of June 30, 2020, the Company reported a net unrealized gain position of $7.2 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $3.6 million as of December 31, 2019. The improvement during 2020 was from $4.6 million in net unrealized gains on AFS securities, net of tax. Higher net unrealized gains on all types of securities contributed to the net unrealized gains in investment portfolio. Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers. Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline. While volatility has existed in the yield curve within the past twelve months, a declining rate environment is expected and during the period of declining rates, the Company expects pricing in the bond portfolio to improve. There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities. To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans. The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants. During the first half of 2020, the Company acquired shares in the open market to fulfill the needs of the DRP. Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%. As of June 30, 2020 and December 31, 2019, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

During the second quarter of 2020, PPP loans funded through the PPPLF will be excluded from the Leverage Ratio.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change. The following table depicts the capital amounts and ratios of the Company, on a consolidated basis, and the Bank as of June 30, 2020 and December 31, 2019:

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer*		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of June 30, 2020:

Total capital (to risk-weighted assets)
Consolidated	$153,027	15.9%	≥	$77,015	8.0%	≥	$101,082	10.5%		N/A	N/A
Bank	$152,689	15.9%	≥	$77,009	8.0%	≥	$101,074	10.5%	≥	$96,261	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$140,993	14.7%	≥	$43,321	4.5%	≥	$67,388	7.0%		N/A	N/A
Bank	$140,656	14.6%	≥	$43,318	4.5%	≥	$67,383	7.0%	≥	$62,570	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$140,993	14.7%	≥	$57,761	6.0%	≥	$81,828	8.5%		N/A	N/A
Bank	$140,656	14.6%	≥	$57,757	6.0%	≥	$81,822	8.5%	≥	$77,009	8.0%

Tier I capital (to average assets)
Consolidated	$140,993	10.0%	≥	$56,174	4.0%	≥	$56,174	4.0%		N/A	N/A
Bank	$140,656	10.0%	≥	$56,174	4.0%	≥	$56,174	4.0%	≥	$70,217	5.0%

As of December 31, 2019:

Total capital (to risk-weighted assets)
Consolidated	$111,910	15.8%	≥	$56,796	8.0%	≥	$74,545	10.5%		N/A	N/A
Bank	$112,188	15.8%	≥	$56,791	8.0%	≥	$74,538	10.5%	≥	$70,989	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$103,024	14.5%	≥	$31,948	4.5%	≥	$49,696	7.0%		N/A	N/A
Bank	$103,303	14.6%	≥	$31,945	4.5%	≥	$49,692	7.0%	≥	$46,143	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$103,024	14.5%	≥	$42,597	6.0%	≥	$60,346	8.5%		N/A	N/A
Bank	$103,303	14.6%	≥	$42,593	6.0%	≥	$60,340	8.5%	≥	$56,791	8.0%

Tier I capital (to average assets)
Consolidated	$103,024	10.4%	≥	$39,650	4.0%	≥	$39,650	4.0%		N/A	N/A
Bank	$103,303	10.3%	≥	$40,265	4.0%	≥	$40,265	4.0%	≥	$50,331	5.0%

* The minimums under Basel III increased by 0.625% (the capital conservation buffer) annually until 2019.

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2019 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended June 30, 2020.

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

The COVID-19 pandemic has negatively impacted the global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. As a result, the demand for our products and services may be significantly impacted, which could adversely affect our revenue and results of operations. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed or are required to operate at diminished capacities, the impact on the global, national and local economies worsen, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize further impairments on the securities we hold as well as reductions in other comprehensive income. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

We continue to closely monitor the COVID-19 pandemic and related risks as they evolve. The magnitude, duration and likelihood of the current outbreak of COVID-19, further outbreaks of COVID-19, future actions taken by governmental authorities and/or other third parties in response to the COVID-19 pandemic, and its future direct and indirect effects on the global, national and local economy generally and our business and results of operation specifically are highly uncertain. The COVID-19 pandemic may cause prolonged global or national recessionary economic conditions or longer lasting effects on economic conditions than currently exist, which could have a material adverse effect on our business, results of operations and financial condition.

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

3(ii) Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the SEC on April 16, 2020.

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

*10.4 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bankand Timothy P. O’Brien, dated March 23, 2011. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.

*10.5 2012 Omnibus Stock Incentive Plan. Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.

*10.6 2012 Director Stock Incentive Plan. Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.

*10.7Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Salvatore R. DeFrancesco, Jr. dated as of March 17, 2016. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2016.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019; Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019; Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2020 and 2019; Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 and the Notes to the Consolidated Financial Statements. **

________________________________________________

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

Fidelity D & D Bancorp, Inc.

Date: August 10, 2020	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: August 10, 2020	/s/Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer