Form 10-Q
period 2020-09-30
FIDELITY D & D BANCORP INC
filed 2020-11-06
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on October 30, 2020, the latest practicable date, was 4,977,750 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q September 30, 2020

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	September 30, 2020	December 31, 2019
Assets:
Cash and due from banks	$14,233	$14,583
Interest-bearing deposits with financial institutions	117,545	1,080
Total cash and cash equivalents	131,778	15,663
Available-for-sale securities	340,310	185,117
Restricted investments in bank stock	2,766	4,383
Loans and leases, net (allowance for loan losses of
$12,884 in 2020; $9,747 in 2019)	1,124,819	743,663
Loans held-for-sale (fair value $13,840 in 2020, $1,660 in 2019)	13,307	1,643
Foreclosed assets held-for-sale	376	369
Bank premises and equipment, net	28,411	21,557
Leased property under finance leases, net	306	280
Right-of-use assets	7,164	6,023
Cash surrender value of bank owned life insurance	33,068	23,261
Accrued interest receivable	5,703	3,281
Goodwill	7,053	209
Core deposit intangible, net	1,824	-
Other assets	14,158	4,478
Total assets	$1,711,043	$1,009,927
Liabilities:
Deposits:
Interest-bearing	$1,108,283	$643,714
Non-interest-bearing	408,840	192,023
Total deposits	1,517,123	835,737
Accrued interest payable and other liabilities	19,277	7,674
Finance lease obligation	314	286
Operating lease liabilities	7,718	6,556
Short-term borrowings	-	37,839
FHLB advances	5,000	15,000
Total liabilities	1,549,432	903,092
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 4,977,750 in 2020; and 3,781,500 in 2019)	77,419	30,848
Retained earnings	76,372	72,385
Accumulated other comprehensive income	7,820	3,602
Total shareholders' equity	161,611	106,835
Total liabilities and shareholders' equity	$1,711,043	$1,009,927

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)	Three months ended		Nine months ended
(dollars in thousands except per share data)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest income:
Loans and leases:
Taxable	$11,655	$8,229	$30,212	$24,065
Nontaxable	339	270	914	785
Interest-bearing deposits with financial institutions	46	12	96	40
Restricted investments in bank stock	37	157	124	342
Investment securities:
U.S. government agency and corporations	832	908	2,543	2,789
States and political subdivisions (nontaxable)	644	432	1,568	1,299
States and political subdivisions (taxable)	146	-	200	-
Other securities	-	-	3	-
Total interest income	13,699	10,008	35,660	29,320
Interest expense:
Deposits	1,070	1,683	3,781	4,489
Other short-term borrowings and other	53	210	248	742
FHLB advances	40	115	268	385
Total interest expense	1,163	2,008	4,297	5,616
Net interest income	12,536	8,000	31,363	23,704
Provision for loan losses	1,500	320	3,700	830
Net interest income after provision for loan losses	11,036	7,680	27,663	22,874
Other income:
Service charges on deposit accounts	548	586	1,521	1,688
Interchange fees	871	555	2,114	1,600
Service charges on loans	451	317	1,219	804
Fees from trust fiduciary activities	480	342	1,334	1,012
Fees from financial services	221	262	534	727
Fees and other revenue	234	183	595	675
Earnings on bank-owned life insurance	216	168	577	480
Gain (loss) on write-down, sale or disposal of:
Loans	1,346	224	1,998	602
Available-for-sale debt securities	-	(2)	-	(6)
Premises and equipment	3	(3)	(59)	(4)
Total other income	4,370	2,632	9,833	7,578
Other expenses:
Salaries and employee benefits	5,431	3,699	14,492	10,988
Premises and equipment	1,503	1,007	4,032	3,117
Data processing and communication	513	469	1,820	1,360
Advertising and marketing	204	233	885	923
Professional services	620	404	1,696	927
Merger-related expenses	221	32	2,439	51
Automated transaction processing	278	220	769	659
Office supplies and postage	171	114	448	316
PA shares tax	373	217	741	474
Loan collection	16	28	61	211
Other real estate owned	1	62	(13)	78
FDIC assessment	95	2	175	131
FHLB prepayment fee	(1)	-	481	-
Other	49	156	63	613
Total other expenses	9,474	6,643	28,089	19,848
Income before income taxes	5,932	3,669	9,407	10,604
Provision for income taxes	955	611	1,545	1,742
Net income	$4,977	$3,058	$7,862	$8,862
Per share data:
Net income - basic	$1.00	$0.82	$1.76	$2.35
Net income - diluted	$0.99	$0.80	$1.75	$2.32
Dividends	$0.28	$0.26	$0.84	$0.78

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended		Nine months ended
(Unaudited)	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019

Net income	$4,977	$3,058	$7,862	$8,862

Other comprehensive income, before tax:
Unrealized holding gain on available-for-sale debt securities	783	1,366	5,339	5,728
Reclassification adjustment for net losses realized in income	-	2	-	6
Net unrealized gain	783	1,368	5,339	5,734
Tax effect	(164)	(287)	(1,121)	(1,204)
Unrealized gain, net of tax	619	1,081	4,218	4,530
Other comprehensive income, net of tax	619	1,081	4,218	4,530
Total comprehensive income, net of tax	$5,596	$4,139	$12,080	$13,392

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2020 and 2019
				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total

Balance, December 31, 2018	3,759,426	$29,715	$64,937	$(1,095)	$93,557
Net income			8,862		8,862
Other comprehensive income				4,530	4,530
Effect of adopting ASU 2016-02			(107)		(107)
Issuance of common stock through Employee Stock Purchase Plan	4,535	175			175
Issuance of common stock from vested restricted share grants through stock compensation plans	15,574
Issuance of common stock through exercise of SSARs	1,965				-
Stock-based compensation expense		743			743
Cash dividends declared			(2,971)		(2,971)
Balance, September 30, 2019	3,781,500	$30,633	$70,721	$3,435	$104,789

Balance, December 31, 2019	3,781,500	$30,848	$72,385	$3,602	$106,835
Net income			7,862		7,862
Other comprehensive income				4,218	4,218
Issuance of common stock through Employee Stock Purchase Plan	3,885	219			219
Issuance of common stock from vested restricted share grants through stock compensation plans	15,395
Stock-based compensation expense		944			944
Issuance of common stock for acquisition	1,176,970	45,408			45,408
Cash dividends declared			(3,875)		(3,875)
Balance, September 30, 2020	4,977,750	$77,419	$76,372	$7,820	$161,611

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the three months ended September 30, 2020 and 2019
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total
Balance, June 30, 2019	3,781,500	$30,419	$68,653	$2,354	$101,426
Net income			3,058		3,058
Other comprehensive income				1,081	1,081
Stock-based compensation expense		214			214
Cash dividends declared			(990)		(990)
Balance, September 30, 2019	3,781,500	$30,633	$70,721	$3,435	$104,789

Balance, June 30, 2020	4,977,750	$77,162	$72,797	$7,201	$157,160
Net income			4,977		4,977
Other comprehensive income				619	619
Stock-based compensation expense		257			257
Cash dividends declared			(1,402)		(1,402)
Balance, September 30, 2020	4,977,750	$77,419	$76,372	$7,820	$161,611

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Nine months ended September 30,
(dollars in thousands)	2020	2019

Cash flows from operating activities:
Net income	$7,862	$8,862
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	3,062	2,407
Provision for loan losses	3,700	830
Deferred income tax (benefit) expense	(1,057)	254
Stock-based compensation expense	851	638
Excess tax benefit from exercise of SSARs	-	23
Proceeds from sale of loans held-for-sale	107,747	36,688
Originations of loans held-for-sale	(112,553)	(26,882)
Earnings from bank-owned life insurance	(577)	(480)
Net gain from sales of loans	(1,998)	(602)
Net loss from sales of investment securities	-	6
Net (gain) loss from sale and write-down of foreclosed assets held-for-sale	(43)	16
Net loss from write-down and disposal of bank premises and equipment	59	4
Operating lease payments	22	42
Change in:
Accrued interest receivable	(976)	(165)
Other assets	928	(207)
Accrued interest payable and other liabilities	1,041	147
Net cash provided by operating activities	8,068	21,581

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	115,234	8,408
Proceeds from maturities, calls and principal pay-downs	48,167	28,010
Purchases	(191,070)	(37,880)
Decrease in restricted investments in bank stock	2,196	2,521
Net increase in loans and leases	(148,026)	(30,004)
Principal portion of lease payments received under direct finance leases	2,420	1,681
Purchase of life insurance policies	-	(2,000)
Purchases of bank premises and equipment	(1,401)	(2,313)
Net cash acquired in acquisition	53,004	240
Proceeds from sale of bank premises and equipment	12	-
Proceeds from sale of foreclosed assets held-for-sale	879	384
Net cash used in investing activities	(118,585)	(30,953)

Cash flows from financing activities:
Net increase in deposits	285,818	82,139
Net decrease in short-term borrowings	(37,839)	(52,011)
Proceeds from Paycheck Protection Program Liquidity Facility (PPPLF)	152,791	-
Repayment of PPPLF	(152,791)	-
Repayment of FHLB advances	(17,627)	(16,704)
Repayment of finance lease obligation	(60)	(54)
Proceeds from employee stock purchase plan participants	219	175
Dividends paid	(3,875)	(2,971)
Cash paid in lieu of fractional shares	(4)	-
Net cash provided by financing activities	226,632	10,574
Net increase in cash and cash equivalents	116,115	1,202
Cash and cash equivalents, beginning	15,663	17,485

Cash and cash equivalents, ending	$131,778	$18,687

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)	Nine months ended September 30,
(dollars in thousands)	2020	2019
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$4,494	$5,593
Income tax	2,150	1,350
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized gains on available-for-sale securities	5,339	5,734
Transfers from loans to foreclosed assets held-for-sale	842	894
Transfers from loans to loans held-for-sale	5,129	5,653
Security settlement pending	9,299	-
Right-of-use asset	-	5,634
Lease liability	-	6,133

Transactions related to acquisition
Increase in assets and liabilities:
Securities	$123,420
Loans	245,283
Restricted investments in bank stocks	692
Premises and equipment	6,907
Investment in bank-owned life insurance	9,230
Goodwill	6,843
Core deposit intangible asset	1,973
Right-of-use assets	1,354
Other assets	2,680
Non-interest-bearing deposits	(118,822)
Interest-bearing deposits	(276,816)
FHLB advances	(7,627)
Lease liabilities	(1,354)
Other liabilities	(1,356)
Common shares issued	(45,408)

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

In the opinion of management, the consolidated balance sheets as of September 30, 2020 and December 31, 2019 and the related consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in shareholders’ equity for the three and nine months ended September 30, 2020 and 2019, and consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature. Certain reclassifications have been made to the 2019 financial statements to conform to the 2020 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after September 30, 2020 through the date these consolidated financial statements were issued.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses at September 30, 2020 is adequate and reasonable to cover incurred losses. Given the subjective nature of identifying and estimating loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB). Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained. On occasion, the Company may transfer loans from the loan portfolio to loans HFS. Under these circumstances, pricing may be obtained from other entities and the residential mortgage loans are transferred at the lower of cost or market value and simultaneously sold. For other loans transferred to HFS, pricing may be obtained from other entities or modeled and the other loans are transferred at the lower of cost or market value and then sold. As of September 30, 2020 and December 31, 2019, loans classified as HFS consisted of residential mortgage loans.

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

Goodwill is recorded on the consolidated balance sheets as the excess of liabilities assumed over identifiable assets acquired on the acquisition date. Goodwill is recorded at its net carrying value which represents estimated fair value. The goodwill is deductible for tax purposes over a 15-year period. Goodwill is tested for impairment on at least an annual basis. There was no goodwill impairment as of September 30, 2020 and December 31, 2019.

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

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20). The amendments in this update change the disclosure requirements for defined benefit plans. The amendments in this update are effective for fiscal years ending after December 15, 2020 for the Company. Early adoption is permitted. An entity should apply the amendments in this update on a retrospective basis to all periods presented. We do not expect this update to have a material impact on the Company’s disclosures.

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

As of and for the nine months ended September 30, 2020
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	debt securities
Beginning balance	$3,602

Other comprehensive income before reclassifications, net of tax	4,218
Amounts reclassified from accumulated other comprehensive income, net of tax	-
Net current-period other comprehensive income	4,218
Ending balance	$7,820

As of and for the three months ended September 30, 2020
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	debt securities
Beginning balance	$7,201

Other comprehensive income before reclassifications, net of tax	619
Amounts reclassified from accumulated other comprehensive income, net of tax	-
Net current-period other comprehensive income	619
Ending balance	$7,820

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

As of and for the three months ended September 30, 2019
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	securities
Beginning balance	$2,354

Other comprehensive income before reclassifications, net of tax	1,079
Amounts reclassified from accumulated other comprehensive income, net of tax	2
Net current-period other comprehensive income	1,081
Ending balance	$3,435

The following table describes amounts reclassified from accumulated other comprehensive income:

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated				Affected line item in the statement
(dollars in thousands)	other comprehensive income				where net income is presented
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2020	2019	2020	2019

Unrealized gains (losses) on AFS debt securities	$-	$(2)	$-	$(6)	Gain (loss) on sale of investment securities
Income tax effect	-	-	-	1	Provision for income taxes
Total reclassifications for the period	$-	$(2)	$-	$(5)	Net income

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

The amortized cost and fair value of investment securities at September 30, 2020 and December 31, 2019 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
September 30, 2020
Available-for-sale debt securities:
Agency - GSE	$18,453	$435	$(14)	$18,874
Obligations of states and political subdivisions	159,679	5,604	(341)	164,942
MBS - GSE residential	152,279	4,215	-	156,494

Total available-for-sale debt securities	$330,411	$10,254	$(355)	$340,310

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2019
Available-for-sale debt securities:
Agency - GSE	$5,941	$218	$-	$6,159
Obligations of states and political subdivisions	51,857	2,871	(10)	54,718
MBS - GSE residential	122,759	1,609	(128)	124,240

Total available-for-sale debt securities	$180,557	$4,698	$(138)	$185,117

The amortized cost and fair value of debt securities at September 30, 2020 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Available-for-sale securities:
Debt securities:
Due in one year or less	$3,000	$3,000
Due after one year through five years	6,898	7,371
Due after five years through ten years	26,438	26,697
Due after ten years	141,796	146,748

MBS - GSE residential	152,279	156,494

Total available-for-sale debt securities	$330,411	$340,310

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

The following table presents the fair value and gross unrealized losses of debt securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of September 30, 2020 and December 31, 2019:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

September 30, 2020
Agency - GSE	$2,486	$(14)	$-	$-	$2,486	$(14)
Obligations of states and political subdivisions	39,985	(341)	-	-	39,985	(341)
Total	$42,471	$(355)	$-	$-	$42,471	$(355)
Number of securities	26		-		26

December 31, 2019
Obligations of states and political subdivisions	$2,867	$(10)	$-	$-	$2,867	$(10)
MBS - GSE residential	5,084	(19)	16,518	(109)	21,602	(128)
Total	$7,951	$(29)	$16,518	$(109)	$24,469	$(138)
Number of securities	5		12		17

The Company had 26 securities in an unrealized loss position at September 30, 2020, including one agency security and 25 municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at September 30, 2020: 0.54% for agencies and 0.85% for municipals. Of these securities, none had been in an unrealized loss position in excess of 12 months. Management has no intent to sell any securities in an unrealized loss position as of September 30, 2020.

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

For all debt securities, as of September 30, 2020, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and nor any conditions were identified by management that, more likely than not, would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5. Loans and leases

The classifications of loans and leases at September 30, 2020 and December 31, 2019 are summarized as follows:

(dollars in thousands)	September 30, 2020			December 31, 2019
	Originated	Acquired	Total
Commercial and industrial	$278,172	$22,771	$300,943	$122,594
Commercial real estate:
Non-owner occupied	99,503	92,291	191,794	99,801
Owner occupied	128,651	46,670	175,321	130,558
Construction	3,866	6,347	10,213	4,654
Consumer:
Home equity installment	34,475	6,254	40,729	36,631
Home equity line of credit	47,071	5,698	52,769	47,282
Auto loans	98,892	197	99,089	105,870
Direct finance leases	18,795	-	18,795	16,355
Other	9,101	378	9,479	5,634
Residential:
Real estate	178,524	42,651	221,175	167,164
Construction	18,056	432	18,488	17,770
Total	915,106	223,689	1,138,795	754,313
Less:
Allowance for loan losses	(12,884)	-	(12,884)	(9,747)
Unearned lease revenue	(1,092)	-	(1,092)	(903)
Loans and leases, net	$901,130	$223,689	$1,124,819	$743,663

As of September 30, 2020, total loans of $1.1 billion were reflected net of deferred fee income of $37 thousand, including $3.5 million in deferred fee income from Paycheck Protection Program (PPP) loans which was offset by deferred loan costs on other loans. Net deferred loan costs of $3.0 million have been included in the carrying values of loans at December 31, 2019.

Commercial and industrial loan balances were $300.9 million at September 30, 2020 and $122.6 million on December 31, 2019. The $178.3 million increase reflected $155.6 million in PPP loans (net of unearned deferred fees) and $22.8 million in loans stated at fair value acquired in the Merchants Bank merger.

Direct finance leases include the lease receivable and the guaranteed lease residual. Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease. Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The approximate unpaid principal balance of mortgages serviced amounted to $344.0 million as of September 30, 2020 and $302.3 million as of December 31, 2019. Mortgage servicing rights amounted to $1.1 million and $1.0 million as of September 30, 2020 and December 31, 2019, respectively.

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

As of September 30, 2020, the Company had originated 1,551 loans totaling $159.1 million under the Paycheck Protection Program. As a PPP lender, the Company received fee income of approximately $5.6 million year-to-date. The Company recognized $1.8 million of PPP fee income during the second and third quarters of 2020 with the remaining amount to be recognized in future quarters. Unearned fees attributed to PPP loans, net of fees paid to referral sources as prescribed by the SBA under the PPP program, were $3.5 million as of September 30, 2020.

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

For the nine months ended
(dollars in thousands)	September 30, 2020
Balance at beginning of period	$-
Accretable yield on acquired loans	248
Reclassification from non-accretable difference	192
Accretion of accretable yield	(53)
Balance at end of period	$387

During the third quarter of 2020, management performed an analysis of all loans accounted for under ASC 310-30. Three loans had an improvement in collateral value and two loans had actual payments exceed estimates resulting in a $192 thousand reclassification from non-accretable discount to accretable discount.

Cash flows expected to be collected on acquired loans are estimated quarterly by incorporating several key assumptions. These key assumptions include probability of default and the number of actual prepayments after the acquisition date. Prepayments affect the estimated life of the loans and could change the amount of interest income, and possibly principal expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary. Improved cash flow expectations for loans or pools are recorded first as a reversal of previously recorded impairment, if any, and then as an increase in prospective yield when all previously recorded impairment has been recaptured.

Non-accrual loans

Non-accrual loans, segregated by class, at September 30, 2020 and December 31, 2019, were as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Commercial and industrial	$418	$336
Commercial real estate:
Non-owner occupied	1,160	510
Owner occupied	1,133	1,447
Consumer:
Home equity installment	33	65
Home equity line of credit	430	294
Auto loans	20	16
Residential:
Real estate	747	1,006
Total	$3,941	$3,674

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

Loan Modifications/COVID-19

The table below provides a summary by loan type of the COVID-19 accommodations based on the number and outstanding balance at September 30, 2020 along with the percentage of these accommodations relative to the loan portfolio and tier 1 capital:

(dollars in thousands)	Number of Loans	Total Modification Balance	Total Loan Balance	Percentage of Total Loan Balance	Percentage of Tier 1 Capital
Commercial and industrial	34	$2,317	$300,943	0.8%	1.6%
Commercial real estate:
Non-owner occupied	51	9,753	191,794	5.1%	6.7%
Owner occupied	34	6,835	175,321	3.9%	4.7%
Construction	-	-	10,213	0.0%	0.0%
Total Commercial	119	18,905	678,271	2.8%	13.1%
Consumer:
Home equity installment	10	633	40,729	1.6%	0.4%
Home equity line of credit	11	615	52,769	1.2%	0.4%
Auto loans	40	757	99,089	0.8%	0.5%
Direct finance leases	-	-	18,795	0.0%	0.0%
Other	10	56	9,479	0.6%	0.0%
Total Consumer	71	2,061	220,861	0.9%	1.4%
Residential:
Real estate	21	4,073	221,175	1.8%	2.8%
Construction	1	102	18,488	0.6%	0.1%
Total Residential	22	4,175	239,663	1.7%	2.9%
Total	212	$25,141	$1,138,795	2.2%	17.4%

The following table provides information with respect to the Company’s commercial COVID-19 accommodations by sector at September 30, 2020. Only the five sectors with the highest amount of accommodations on a dollar basis are shown in this table. All other sectors are classified in the “Other” category.

(dollars in thousands)	Count	Balance	Percentage of Tier 1 Capital

Real Estate Rental and Leasing	55	$10,254	7.1%
Construction	15	1,380	1.0%
Manufacturing	1	1,198	0.8%
Retail Trade	7	1,081	0.7%
Accommodation and Food Services	7	1,034	0.7%
Other	34	3,958	2.7%
Total commercial accommodations	119	$18,905	13.1%

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

Beginning the week of March 16, 2020, the Company began receiving requests for temporary modifications to the repayment structure for borrower loans. The modifications are grouped into deferred payments of no more than six months, interest only, lines of credit only and other. As of September 30, 2020, the Company had 212 temporary modifications with principal balances totaling $25.1 million, which is down $176.7 million, or 88%, from the $201.8 million temporary modifications that were outstanding as of June 30, 2020.

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

The following presents by class, information related to loans modified in a TDR:

Loans modified as TDRs for the three months ended:
(dollars in thousands)	September 30, 2020			September 30, 2019

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Commercial real estate - non-owner occupied	2	$1,600	$475	-	$-	$-
Total	2	$1,600	$475	-	$-	$-

Loans modified as TDRs for the nine months ended:
(dollars in thousands)	September 30, 2020			September 30, 2019

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Commercial real estate - non-owner occupied	2	$1,600	$475	-	$-	$-
Total	2	$1,600	$475	-	$-	$-

In the above tables, the period end balance is inclusive of all partial pay downs and charge-offs since the modification date. For all loans modified in a TDR, the pre-modification recorded investment was the same as the post-modification recorded investment.

Of the TDRs outstanding as of September 30, 2020 and December 31, 2019, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time. Other than the TDRs that were placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. There were no loans modified as a TDR within the previous twelve months that subsequently defaulted during the nine months ended September 30, 2020 and 2019.

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

As of September 30, 2020 and 2019, respectively, the allowance for impaired loans that have been modified in a TDR was $0.6 million and $0.2 million, respectively.

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

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
September 30, 2020	past due	past due	or more (1)	past due	Current	loans (3)		and accruing
Originated Loans
Commercial and industrial	$-	$-	$418	$418	$277,754	$278,172		$-
Commercial real estate:
Non-owner occupied	142	41	1,160	1,343	98,160	99,503		-
Owner occupied	-	-	1,133	1,133	127,518	128,651		-
Construction	-	-	-	-	3,866	3,866		-
Consumer:
Home equity installment	77	20	33	130	34,345	34,475		-
Home equity line of credit	41	-	430	471	46,600	47,071		-
Auto loans	234	34	20	288	98,604	98,892		-
Direct finance leases	239	28	81	348	17,355	17,703	(2)	81
Other	8	-	-	8	9,093	9,101		-
Residential:
Real estate	-	-	747	747	177,777	178,524		-
Construction	-	-	-	-	18,056	18,056		-
Total originated loans	741	123	4,022	4,886	909,128	914,014		81
Acquired Loans
Commercial and industrial	-	-	-	-	22,771	22,771		-
Commercial real estate:
Non-owner occupied	131	-	-	131	92,160	92,291		-
Owner occupied	258	-	-	258	46,412	46,670		-
Construction	-	-	-	-	6,347	6,347		-
Consumer:
Home equity installment	-	-	-	-	6,254	6,254		-
Home equity line of credit	-	-	-	-	5,698	5,698		-
Auto loans	-	-	-	-	197	197		-
Other	1	-	-	1	377	378		-
Residential:
Real estate	-	-	-	-	42,651	42,651		-
Construction	-	-	-	-	432	432		-
Total acquired loans	390	-	-	390	223,299	223,689		-
Total Loans and Leases
Commercial and industrial	-	-	418	418	300,525	300,943		-
Commercial real estate:
Non-owner occupied	273	41	1,160	1,474	190,320	191,794		-
Owner occupied	258	-	1,133	1,391	173,930	175,321		-
Construction	-	-	-	-	10,213	10,213		-
Consumer:
Home equity installment	77	20	33	130	40,599	40,729		-
Home equity line of credit	41	-	430	471	52,298	52,769		-
Auto loans	234	34	20	288	98,801	99,089		-
Direct finance leases	239	28	81	348	17,355	17,703	(2)	81
Other	9	-	-	9	9,470	9,479		-
Residential:
Real estate	-	-	747	747	220,428	221,175		-
Construction	-	-	-	-	18,488	18,488		-
Total	$1,131	$123	$4,022	$5,276	$1,132,427	$1,137,703		$81

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.1 million. (3) Includes net deferred loan fees of ($37 thousand).

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2019	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$33	$171	$336	$540	$122,054	$122,594		$-
Commercial real estate:
Non-owner occupied	-	70	510	580	99,221	99,801		-
Owner occupied	180	89	1,447	1,716	128,842	130,558		-
Construction	-	-	-	-	4,654	4,654		-
Consumer:
Home equity installment	-	5	65	70	36,561	36,631		-
Home equity line of credit	49	-	294	343	46,939	47,282		-
Auto loans	316	46	16	378	105,492	105,870		-
Direct finance leases	59	79	-	138	15,314	15,452	(2)	-
Other	15	1	-	16	5,618	5,634		-
Residential:
Real estate	29	224	1,006	1,259	165,905	167,164		-
Construction	-	-	-	-	17,770	17,770		-
Total	$681	$685	$3,674	$5,040	$748,370	$753,410		$-

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $0.9 million. (3) Includes net deferred loan costs of $3.0 million.

Impaired loans

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
September 30, 2020
Commercial and industrial	$516	$305	$113	$418	$128
Commercial real estate:
Non-owner occupied	3,279	2,090	1,077	3,167	503
Owner occupied	2,017	1,570	135	1,705	276
Consumer:
Home equity installment	78	-	33	33	-
Home equity line of credit	479	166	264	430	61
Auto loans	36	8	12	20	1
Residential:					-
Real estate	828	593	154	747	156
Total	$7,233	$4,732	$1,788	$6,520	$1,125

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2019
Commercial and industrial	$336	$336	$-	$336	$221
Commercial real estate:
Non-owner occupied	1,047	333	591	924	232
Owner occupied	2,336	1,052	972	2,024	194
Consumer:
Home equity installment	106	-	65	65	-
Home equity line of credit	362	88	206	294	87
Auto loans	32	-	16	16	-
Residential:					-
Real estate	1,053	678	328	1,006	174
Total	$5,272	$2,487	$2,178	$4,665	$908

At September 30, 2020, impaired loans totaled $6.5 million consisting of $2.6 million in accruing TDRs and $3.9 million in non-accrual loans. At December 31, 2019, impaired loans totaled $4.7 million consisting of $1.0 million in accruing TDRs and $3.7 million in non-accrual loans. As of September 30, 2020, the non-accrual loans included two TDRs to two unrelated borrowers totaling $0.5 million compared with two TDRs to two unrelated borrowers totaling $0.6 million as of December 31, 2019.

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

	For the nine months ended
	September 30, 2020			September 30, 2019
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$327	$1	$-	$198	$1	$-
Commercial real estate:
Non-owner occupied	1,531	18	-	1,168	21	-
Owner occupied	1,984	42	-	2,589	32	-
Construction	-	-	-	9	-	-
Consumer:
Home equity installment	50	-	-	209	1	-
Home equity line of credit	341	-	-	134	-	-
Auto Loans	60	2	-	48	-	-
Other	-	-	-	-	-	-
Residential:
Real estate	886	-	-	1,319	19	-
Total	$5,179	$63	$-	$5,674	$74	$-

	For the three months ended
	September 30, 2020			September 30, 2019
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$392	$1	$-	$218	$-	$-
Commercial real estate:
Non-owner occupied	2,545	6	-	849	6	-
Owner occupied	1,742	9	-	2,512	11	-
Construction	-	-	-	-	-	-
Consumer:
Home equity installment	40	-	-	32	-	-
Home equity line of credit	405	-	-	260	-	-
Auto loans	60	2	-	65	-	-
Direct finance leases	-	-		-	-	-
Other	-	-	-	-	-	-
Residential:
Real estate	699	-	-	1,170	10	-
Construction	-	-	-	-	-	-
Total	$5,883	$18	$-	$5,106	$27	$-

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

The following is a description of each risk rating category the Company uses to classify each of its C&I and CRE loans:

Pass

Loans in this category have an acceptable level of risk and are graded in a range of one to five. Secured loans generally have good collateral coverage. Current financial statements reflect acceptable balance sheet ratios, sales and earnings trends. Management is competent, and a reasonable succession plan is evident. Payment experience on the loans has been good with minor or no delinquency experience. Loans with a grade of one are of the highest quality in the range. Those graded five are of marginally acceptable quality.

Special Mention

Loans in this category are graded a six and may be protected but are potentially weak. They constitute a credit risk to the Company but have not yet reached the point of adverse classification. Some of the following conditions may exist: little or no collateral coverage; lack of current financial information; delinquency problems; highly leveraged; available financial information reflects poor balance sheet ratios and profit and loss statements reflect uncertain trends; and document exceptions. Cash flow may not be sufficient to support total debt service requirements.

Substandard

Loans in this category are graded a seven and have a well-defined weakness which may jeopardize the ultimate collectability of the debt. The collateral pledged may be lacking in quality or quantity. Financial statements may indicate insufficient cash flow to service the debt; and/or do not reflect a sound net worth. The payment history indicates chronic delinquency problems. Management is weak. There is a distinct possibility that the Company may sustain a loss. All loans on non-accrual are rated substandard. Other loans that are included in the substandard category can be accruing, as well as loans that are current or past due. Loans 90 days or more past due, unless otherwise fully supported, are classified substandard. Also, borrowers that are bankrupt or have loans categorized as TDRs can be graded substandard.

Doubtful

Loans in this category are graded an eight and have a better than 50% possibility of the Company sustaining a loss, but the loss cannot be determined because of specific reasonable factors which may strengthen credit in the near-term. Many of the weaknesses present in a substandard loan exist. Liquidation of collateral, if any, is likely. Any loan graded lower than an eight is uncollectible and charged-off.

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

The following table presents loans including ($37 thousand) and $3.0 million of deferred (fees)/costs, segregated by class, categorized into the appropriate credit quality indicator category as of September 30, 2020 and December 31, 2019, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

	September 30, 2020
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total
Originated Loans
Commercial and industrial	$270,363	$2,301	$5,508	$-	$278,172
Commercial real estate - non-owner occupied	87,259	5,343	6,901	-	99,503
Commercial real estate - owner occupied	118,036	4,312	6,303	-	128,651
Commercial real estate - construction	3,014	254	598	-	3,866
Total originated loans	478,672	12,210	19,310	-	510,192
Acquired Loans
Commercial and industrial	22,728	-	43	-	22,771
Commercial real estate - non-owner occupied	88,264	2,953	1,074	-	92,291
Commercial real estate - owner occupied	45,603	-	1,067	-	46,670
Commercial real estate - construction	5,976	-	371	-	6,347
Total acquired loans	162,571	2,953	2,555	-	168,079
Total Loans
Commercial and industrial	293,091	2,301	5,551	-	300,943
Commercial real estate - non-owner occupied	175,523	8,296	7,975	-	191,794
Commercial real estate - owner occupied	163,639	4,312	7,370	-	175,321
Commercial real estate - construction	8,990	254	969	-	10,213
Total commercial	$641,243	$15,163	$21,865	$-	$678,271

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	September 30, 2020
(dollars in thousands)	Performing	Non-performing	Total
Consumer
Originated Loans
Home equity installment	$34,442	$33	$34,475
Home equity line of credit	46,641	430	47,071
Auto loans	98,872	20	98,892
Direct finance leases (1)	17,622	81	17,703
Other	9,101	-	9,101
Total originated loans	206,678	564	207,242
Acquired Loans
Home equity installment	6,254	-	6,254
Home equity line of credit	5,698	-	5,698
Auto loans	197	-	197
Other	378	-	378
Total acquired loans	12,527	-	12,527
Total Loans and Leases
Home equity installment	40,696	33	40,729
Home equity line of credit	52,339	430	52,769
Auto loans	99,069	20	99,089
Direct finance leases (1)	17,622	81	17,703
Other	9,479	-	9,479
Total consumer	219,205	564	219,769
Residential
Originated Loans
Real estate	177,777	747	178,524
Construction	18,056	-	18,056
Total originated loans	195,833	747	196,580
Acquired Loans
Real estate	42,651	-	42,651
Construction	432	-	432
Total acquired loans	43,083	-	43,083
Total Loans
Real estate	220,428	747	221,175
Construction	18,488	-	18,488
Total residential	238,916	747	239,663
Total consumer & residential	$458,121	$1,311	$459,432

(1)Net of unearned lease revenue of $1.1 million.

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

Allowance for loan losses

Management continually evaluates the credit quality of the Company’s loan portfolio and performs a formal review of the adequacy of the allowance on a quarterly basis. The allowance reflects management’s best estimate of the amount of credit losses in the loan portfolio. Management’s judgment is based on the evaluation of individual loans, experience, the assessment of current economic conditions and other relevant factors including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates may be susceptible to significant change. Loan losses are charged directly against the allowance when loans are deemed to be uncollectible. Recoveries from previously charged-off loans are added to the allowance when received.

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

Allocation of the allowance for different categories of loans is based on the methodology as explained above. A key element of the methodology to determine the allowance is the Company’s credit risk evaluation process, which includes credit risk grading of individual C&I and CRE loans. C&I and CRE loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement. That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information and other information specific to each individual borrower. Upon review, the commercial loan credit risk grade is revised or reaffirmed. The credit risk grades may be changed at any time management feels an upgrade or downgrade may be warranted. The credit risk grades for the C&I and CRE loan portfolios are considered in the reserve methodology and loss factors are applied based upon the credit risk grades. The loss factors applied are based upon the Company’s historical experience as well as what we believe to be best practices and common industry standards. Historical experience reveals there is a direct correlation between the credit risk grades and loan charge-offs. The changes in allocations in the C&I and CRE loan portfolio from period to period are based upon the credit risk grading system and from periodic reviews of the loan portfolio. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies.

Each quarter, management performs an assessment of the allowance. The Company’s Special Assets Committee meets quarterly, and the applicable lenders discuss each relationship under review and reach a consensus on the appropriate estimated loss amount, if applicable, based on current accounting guidance. The Special Assets Committee’s focus is on ensuring the pertinent facts are considered regarding not only loans considered for specific reserves, but also the collectability of loans that may be past due in payment. The assessment process also includes the review of all loans on a non-accruing basis as well as a review of certain loans to which the lenders or the Company’s Credit Administration function have assigned a criticized or classified risk rating.

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

Information related to the change in the allowance and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the nine months ended September 30, 2020
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,484	$3,933	$2,013		$2,278	$39	$9,747
Charge-offs	(265)	(410)	(184)		(35)	-	(894)
Recoveries	24	22	93		192	-	331
Provision	605	2,298	350		435	12	3,700
Ending balance	$1,848	$5,843	$2,272		$2,870	$51	$12,884
Ending balance: individually evaluated for impairment	$128	$779	$62		$156	$-	$1,125
Ending balance: collectively evaluated for impairment	$1,720	$5,064	$2,210		$2,714	$51	$11,759
Loans Receivables:
Ending balance (2)	$300,943	$377,328	$219,769	(1)	$239,663	$-	$1,137,703
Ending balance: individually evaluated for impairment	$418	$4,872	$483		$747	$-	$6,520
Ending balance: collectively evaluated for impairment	$300,525	$372,456	$219,286		$238,916	$-	$1,131,183

(1) Net of unearned lease revenue of $1.1 million. (2) Includes ($37 thousand) of net deferred loan fees.

As of and for the three months ended September 30, 2020
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,467	$5,346	$2,146	$2,688	$24	$11,671
Charge-offs	(5)	(246)	(69)	(4)	-	(324)
Recoveries	6	19	12	-	-	37
Provision	380	724	183	186	27	1,500
Ending balance	$1,848	$5,843	$2,272	$2,870	$51	$12,884

As of and for the year ended December 31, 2019
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,432	$3,901	$2,548		$1,844	$22	$9,747
Charge-offs	(184)	(597)	(398)		(330)	-	(1,509)
Recoveries	32	317	67		8	-	424
Provision	204	312	(204)		756	17	1,085
Ending balance	$1,484	$3,933	$2,013		$2,278	$39	$9,747
Ending balance: individually evaluated for impairment	$221	$426	$87		$174	$-	$908
Ending balance: collectively evaluated for impairment	$1,263	$3,507	$1,926		$2,104	$39	$8,839
Loans Receivables:
Ending balance (2)	$122,594	$235,013	$210,869	(1)	$184,934	$-	$753,410
Ending balance: individually evaluated for impairment	$336	$2,948	$375		$1,006	$-	$4,665
Ending balance: collectively evaluated for impairment	$122,258	$232,065	$210,494		$183,928	$-	$748,745

(1) Net of unearned lease revenue of $0.9 million. (2) Includes $3.0 million of net deferred loan costs.

As of and for the nine months ended September 30, 2019
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,432	$3,901	$2,548	$1,844	$22	$9,747
Charge-offs	(131)	(531)	(255)	(330)	-	(1,247)
Recoveries	17	28	58	8	-	111
Provision	(42)	377	(268)	716	47	830
Ending balance	$1,276	$3,775	$2,083	$2,238	$69	$9,441

As of and for the three months ended September 30, 2019
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,409	$3,980	$2,088	$2,007	$11	$9,495
Charge-offs	(2)	(62)	(79)	(277)	-	(420)
Recoveries	3	24	19	-	-	46
Provision	(134)	(167)	55	508	58	320
Ending balance	$1,276	$3,775	$2,083	$2,238	$69	$9,441

Direct finance leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and subsequent related updates to revise the accounting for leases. Lessor accounting was largely unchanged as a result of the standard. Additional disclosures required under the standard are included in this section and in Footnote 12, “Leases”.

The Company originates direct finance leases through two automobile dealerships. The carrying amount of the Company’s lease receivables, net of unearned income, was $5.8 million and $4.7 million as of September 30, 2020 and December 31, 2019, respectively. The residual value of the direct finance leases is fully guaranteed by the dealerships. Residual values amounted to $11.9 million and $10.8 million at September 30, 2020 and December 31, 2019, respectively, and are included in the carrying value of direct finance leases.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2020	$1,684
2021	7,094
2022	4,522
2023	3,839
2024	1,566
2025 and thereafter	90
Total future minimum lease payments receivable	18,795
Less: Unearned income	(1,092)
Undiscounted cash flows to be received	$17,703

6. Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards. The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares. For granted and unexercised stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued SSARs were exercised and converted into common stock. As of the three and nine months ended September 30, 2020, there were 23,638 and 23,637 potentially dilutive shares related to issued and unexercised SSARs compared to 32,589 and 30,805 for the same 2019 periods, respectively. For restricted stock, dilution would occur from the Company’s previously granted but unvested shares. There were 4,981 and 3,435 potentially dilutive shares related to unvested restricted share grants as of the three and nine months ended September 30, 2020 compared to 10,412 and 9,766 for the same 2019 periods, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$4,977	$3,058	$7,862	$8,862
Weighted-average common shares outstanding	4,977,750	3,781,500	4,454,762	3,778,936
Basic EPS	$1.00	$0.82	$1.76	$2.35

Diluted EPS:
Net income available to common shareholders	$4,977	$3,058	$7,862	$8,862
Weighted-average common shares outstanding	4,977,750	3,781,500	4,454,762	3,778,936
Potentially dilutive common shares	28,619	43,001	27,072	40,571
Weighted-average common and potentially dilutive shares outstanding	5,006,369	3,824,501	4,481,834	3,819,507
Diluted EPS	$0.99	$0.80	$1.75	$2.32

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

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended September 30, 2020 and 2019 under the 2012 stock incentive plans:

	September 30, 2020			September 30, 2019
			Weighted-			Weighted-
	Shares		average grant	Shares		average grant
	granted		date fair value	granted		date fair value

Director plan	6,000	(3)	$56.63	5,600	(2)	$54.69
Omnibus plan	11,761	(3)	55.06	7,251	(2)	54.69
Omnibus plan	50	(1)	57.62	50	(1)	58.08
Omnibus plan	500	(2)	34.02	-		-
Total	18,311		$55.00	12,901		$54.70

(1) Vest after 1 year (2) Vest after 3 years – 33% each year (3) Vest fully after 3 years

The fair value of the shares granted in 2020 was calculated using the grant date stock price.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2019	11,200	15,961	27,161	$49.48
Granted	6,000	12,311	18,311	55.00
Vested	(7,798)	(7,597)	(15,395)	48.47
Non-vested balance at September 30, 2020	9,402	20,675	30,077	$53.36

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2019	97,264	$9.47	7.5
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding September 30, 2020	97,264	$9.47	6.7

Of the SSARs outstanding at September 30, 2020, 76,897 vested and were exercisable. SSARs vest over a three year period – 33% per year.

During 2019, there were 3,059 SSARs exercised. The intrinsic value recorded for these SSARs was $10,631. The tax deduction realized from the exercise of these SSARs was $108,134 resulting in a tax benefit of $22,708.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three and nine months ended September 30, 2020 and 2019 and the unrecognized stock-based compensation expense as of September 30, 2020:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Stock-based compensation expense:
Director stock incentive plan	$66	$60	$367	$179
Omnibus stock incentive plan	191	154	550	457
Employee stock purchase plan	-	-	27	107
Total stock-based compensation expense	$257	$214	$944	$743

In addition, during the three and nine months ended September 30, 2020, the Company reversed accruals of ($30 thousand) and ($93 thousand) in stock-based compensation expense for restricted stock and SSARs awarded under the Omnibus Plan. During the three and nine months ended September 30, 2019, the Company reversed accruals of ($36 thousand) and ($106 thousand) in stock-based compensation expense.

As of
(dollars in thousands)	September 30, 2020
Unrecognized stock-based compensation expense:
Director plan	$337
Omnibus plan	900
Total unrecognized stock-based compensation expense	$1,237

The unrecognized stock-based compensation expense as of September 30, 2020 will be recognized ratably over the periods ended January 2023 and April 2023 for the Director Plan and the Omnibus Plan, respectively.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined. As of September 30, 2020, 84,904 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

September 30, 2020
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$131,778	$131,778	$131,778	$-	$-
Available-for-sale debt securities	340,310	340,310	-	340,310	-
Restricted investments in bank stock	2,766	2,766	-	2,766	-
Loans and leases, net	1,124,819	1,135,195	-	-	1,135,195
Loans held-for-sale	13,307	13,840	-	13,840	-
Accrued interest receivable	5,703	5,703	-	5,703	-
Financial liabilities:
Deposits with no stated maturities	1,374,606	1,374,606	-	1,374,606	-
Time deposits	142,517	143,172	-	143,172	-
FHLB advances	5,000	5,374	-	5,374	-
Accrued interest payable	447	447	-	447	-

December 31, 2019
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$15,663	$15,663	$15,663	$-	$-
Available-for-sale debt securities	185,117	185,117	-	185,117	-
FHLB stock	4,383	4,383	-	4,383	-
Loans and leases, net	743,663	735,657	-	-	735,657
Loans held-for-sale	1,643	1,660	-	1,660	-
Accrued interest receivable	3,281	3,281	-	3,281	-
Financial liabilities:
Deposits with no stated maturities	719,526	719,526	-	719,526	-
Time deposits	116,211	115,993	-	115,993	-
Short-term borrowings	37,839	37,839	-	37,839	-
FHLB advances	15,000	15,430	-	15,430	-
Accrued interest payable	644	644	-	644	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$18,874	$-	$18,874	$-
Obligations of states and political subdivisions	164,942	-	164,942	-
MBS - GSE residential	156,494	-	156,494	-
Total available-for-sale debt securities	$340,310	$-	$340,310	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$6,159	$-	$6,159	$-
Obligations of states and political subdivisions	54,718	-	54,718	-
MBS - GSE residential	124,240	-	124,240	-
Total available-for-sale debt securities	$185,117	$-	$185,117	$-

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

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending September 30, 2020 and December 31, 2019, respectively.

The following table illustrates the financial instruments newly measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,607	$-	$-	$3,607
Other real estate owned	249	-	-	249
Other repossessed assets	11	-	-	11
Total	$3,867	$-	$-	$3,867

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,579	$-	$-	$1,579
Other real estate owned	350	-	-	350
Other repossessed assets	20	-	-	20
Total	$1,949	$-	$-	$1,949

From time-to-time, the Company may be required to record at fair value financial instruments on a non-recurring basis, such as impaired loans, ORE and other repossessed assets. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting on write downs of individual assets. The fair value of impaired loans was calculated using the value of the impaired loans with an allowance less the related allowance.

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

At September 30, 2020 and December 31, 2019, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -24.61% and -72.48% and from -21.56% to -84.98%, respectively. The weighted average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -42.68% as of September 30, 2020 and -29.11% as of December 31, 2019, respectively. Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed. Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable. Appraisals form the basis for determining the net realizable value from these properties. Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business. Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions. Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs. These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions. At September 30, 2020 and December 31, 2019, the discounts applied to the appraised values of ORE ranged from -8.00% and -77.60% and from -26.94% and -89.48%, respectively. As of September 30, 2020, and December 31, 2019, the weighted average of discount to the appraisal values of ORE amounted to -33.61% and -48.65%, respectively.

At September 30, 2020, other repossessed assets consisted of two automobiles, totaling $11 thousand. At December 31, 2019, other repossessed assets consisted of two automobiles, totaling $20 thousand. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.

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

Loans

Acquired loans (performing and non-performing) are initially recorded at their acquisition-date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected lifetime losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. Specifically, the Corporation has prepared three separate loan fair value adjustments that it believed a market participant might employ in estimating the entire fair value adjustment necessary under ASC 820-10 for the acquired loan portfolio. The three-separate fair valuation methodology employed are: 1) an interest rate loan fair value adjustment, 2) a general credit fair value adjustment, and 3) a specific credit fair value adjustment for purchased credit impaired loans subject to ASC 310-30 procedures. The acquired loans were recorded at fair value at the acquisition date without carryover of MNB’s previously established allowance for loan losses. The fair value of the financial assets acquired included loans receivable with a gross amortized cost basis of $250.3 million.

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

Dollars in thousands
Gross amortized cost basis at April 30, 2020	$250,347
Interest rate fair value adjustment on pools of homogeneous loans	3,335
Credit fair value adjustment on pools of homogeneous loans	(6,863)
Credit fair value adjustment on purchased credit impaired loans	(1,536)
Fair value of acquired loans at April 30, 2020	$245,283

For loans acquired without evidence of credit quality deterioration, the Company prepared the interest rate loan fair value and credit fair value adjustments. Loans were grouped into homogeneous pools by characteristics such as loan type, term, collateral, and rate. Market rates for similar loans were obtained from various internal and external data sources and reviewed by management for reasonableness. The average of these rates was used as the fair value interest rate a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value premium of $3.3 million. Additionally, for loans acquired without credit deterioration, a credit fair value adjustment was calculated using a two-part credit fair value analysis: 1) expected lifetime credit migration losses; and 2) estimated fair value adjustment for certain qualitative factors. The expected lifetime losses were calculated using historical losses observed by the Company, MNB and peer banks. The Company also estimated an environmental factor to apply to each loan type. The environmental factor represents the potential discount which may arise due to general credit and economic factors. A credit fair value discount of $6.9 million was determined. Both the interest rate and credit fair value adjustments relate to loans acquired with evidence of credit quality deterioration will be substantially recognized as interest income on a level yield amortization method over the expected life of the loans.

The following table presents the acquired purchased credit impaired loans receivable at the acquisition date:

Dollars in thousands
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

Merger-related expenses

For the three and nine months ended September 30, 2020, the Company incurred merger-related expenses totaling $0.2 million and $2.4 million, primarily consisting of professional fees, salaries and employee benefits and data processing fees.

10. Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers. The policies are recorded at their cash surrender values. Increases in cash surrender values are included in non-interest income in the consolidated statements of income. In March 2019, the Company purchased an additional $2.0 million of BOLI. As a result of the acquisition, the Company added BOLI with a value of $9.3 million. The policies’ cash surrender value totaled $33.1 million and $23.3 million, respectively, as of September 30, 2020 and December 31, 2019 and is reflected as an asset on the consolidated balance sheets. For the nine months ended September 30, 2020 and 2019, the Company has recorded income of $577 thousand and $480 thousand, respectively.

Officer Life Insurance

In 2017, the Bank entered into separate split dollar life insurance arrangements (Split Dollar Agreements) with eleven officers. This plan provides each officer a specified death benefit should the officer die while in the Bank’s employ. The Bank paid the insurance premiums in March 2017 and the arrangements were effective in March 2017. In March 2019, the Bank entered into a new Split Dollar Agreement with one officer. The Bank owns the policies and all cash values thereunder. Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary. As of September 30, 2020, the policies had total death benefits of $33.1 million of which $4.4 million would have been paid to the officer’s beneficiaries and the remaining $28.7 million would have been paid to the Bank. In addition, four executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met. As of September 30, 2020 and December 31, 2019, the Company accrued expenses of $142 thousand and $107 thousand for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP

Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement. On March 20, 2019, the Bank entered into a SERP Agreement with one officer, pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2019 until normal retirement age. As of September 30, 2020 and December 31, 2019, the Company accrued expenses of $1.8 million and $1.4 million in connection with the SERP.

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

Contract balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before the payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity already received payment (or payment is due) from the customer. The Company’s non-interest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company typically does not enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2020 and December 31, 2019, the Company did not have any significant contract balances.

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

The Company’s operating leases, where the Company is lessee, include property, land and equipment. As of September 30, 2020, ten of the Company’s branch properties were leased under operating leases. In four of the branch leases, the Company leases the land from an unrelated third party, and the buildings are the Company’s own capital improvement. The Company also leases three standalone ATMs under operating leases. Additionally, the Company has four equipment leases classified as finance leases.

The following is an analysis of the leased property under finance leases:

	Asset Balance at
(dollars in thousands)	September 30, 2020	December 31, 2019

Equipment	$485	$397
Less accumulated depreciation and amortization	(179)	(117)
Leased property under finance leases, net	$306	$280

The following is a schedule of future minimum lease payments under finance leases together with the present value of the net minimum lease payments as of September 30, 2020:

(dollars in thousands)	Amount

2020	$25
2021	101
2022	101
2023	74
2024	17
2025 and thereafter	8
Total minimum lease payments (a)	326
Less amount representing interest (b)	(12)
Present value of net minimum lease payments	$314

(a)The future minimum lease payments have not been reduced by estimated executory costs (such as taxes and maintenance) since this amount was deemed immaterial by management.

(b)Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate upon lease inception.

As of September 30, 2020, the Company leased its Green Ridge, Pittston, Peckville, Back Mountain, Mountain Top, Abington, Nazareth, Easton, Bethlehem and Martins Creek branches under the terms of operating leases. Common area maintenance is included in variable lease payments in the table below. The Abington branch has variable lease payments which are calculated as a percentage of the national prime rate of interest and are expensed as incurred.

(dollars in thousands)	September 30, 2020	September 30, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$61	$56
Interest on lease liabilities	6	7
Operating lease cost	392	290
Short-term lease cost	14	14
Variable lease cost	(4)	33
Total lease cost	$469	$400

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$6	$7
Operating cash flows from operating leases (Fixed payments)	$370	$218
Operating cash flows from operating leases (Liability reduction)	$175	$78
Financing cash flows from finance leases	$60	$54
Right-of-use assets obtained in exchange for new finance lease liabilities	$88	$17
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,338	$5,634
Weighted-average remaining lease term - finance leases	3.36 yrs	3.92 yrs
Weighted average remaining lease term - operating leases	21.47 yrs	24.80 yrs
Weighted-average discount rate - finance leases	2.53%	3.07%
Weighted-average discount rate - operating leases	3.56%	3.78%

During the first nine months of 2020, $443 thousand of the total lease cost is included in premises and equipment expense and $26 thousand is included in other expenses on the consolidated statements of income. Operating lease expense is recognized on a straight-line basis over the lease term. We recognized both the interest expense and amortization expense for finance leases in premises and equipment expense since the interest expense portion was immaterial.

The future minimum lease payments for the Company’s branch network and equipment under operating leases that have lease terms in excess of one year as of September 30, 2020 are as follows:

(dollars in thousands)	Amount

2020	$137
2021	526
2022	504
2023	508
2024	510
2025 and thereafter	8,893
Total future minimum lease payments	11,078
Plus variable payment adjustment	276
Less amount representing interest	(3,636)
Present value of net future minimum lease payments	$7,718

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

(dollars in thousands)	Amount

2020	$50
2021	211
2022	68
2023	48
2024	51
2025 and thereafter	135
Total lease payments to be received	$563

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

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Lease income - direct finance leases
Interest income on lease receivables	$181	$168	$526	$519

Lease income - operating leases	60	58	171	177
Total lease income	$241	$226	$697	$696

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of September 30, 2020 compared to December 31, 2019 and a comparison of the results of operations for the three and nine months ended September 30, 2020 and 2019. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2019 Annual Report filed on Form 10-K.

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

As a leading Northeastern Pennsylvania community bank, our goals are to enhance shareholder value while continuing to build a full-service community bank. We focus on growing our core business of retail and business lending and deposit gathering while maintaining strong asset quality and controlling operating expenses. We continue to implement strategies to diversify earning assets (see “Funds Deployed” section of this management’s discussion and analysis) and to increase low cost core deposits (see “Funds Provided” section of this management’s discussion and analysis). These strategies include a greater level of commercial lending and the ancillary business products and services supporting our commercial customers’ needs as well as residential lending strategies and an array of consumer products. We focus on developing a full banking relationship with existing, as well as new business prospects. In addition, we explore opportunities to selectively expand our franchise footprint, consisting presently of our 20-branch network. The Company remains committed to selectively expanding branch banking and wealth management locations in Northeastern and Eastern Pennsylvania as opportunities arrive going forward.

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

•Conducting meetings virtually.

The Company incurred approximately $0.2 million in non-interest expenses during the first nine months of 2020 to implement programs and provide supplies and services in order to respond to the pandemic.

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties, and Eastern Pennsylvania, primarily Northampton County. The U.S. economy may fall into a recession and our local market area remains challenging due to the impact of the pandemic. The Federal Open Market Committee (FOMC) had been adjusting the short-term federal funds rate up for over three years ending in the first half of 2019. The FOMC lowered the federal funds rate 75 basis points during the second half of 2019 followed by 150 basis point drop in the first quarter of 2020. According to the U.S. Bureau of Labor Statistics, the national unemployment rate for September 2020 was 7.9%, up 4.4 percentage points from December 2019. The unemployment rate in Scranton - Wilkes-Barre and the Allentown-Bethlehem-Easton Metropolitan Statistical Areas (local) increased during the first nine months of 2020 as well and continued to lag behind the unemployment rates of the state and nation. The local unemployment rates at September 30, 2020 were 8.8% and 7.4%, respectively, an increase of 3.2 and 2.9 percentage points from the 5.6% and 4.5%, respectively, at December 31, 2019. The national and local unemployment rates have risen as a result of the effects of the COVID-19 pandemic. The increase in unemployment and business restrictions has had an effect on spending in our market area and high unemployment is expected to continue for a few months. In light of these expectations, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

On May 1, 2020, the Company completed its previously announced acquisition of MNB Corporation (“MNB”). The merger expands the Company’s full-service footprint into Northampton County, PA and the Lehigh Valley. Non-recurring costs to facilitate the merger and integrate systems of $2.4 million were incurred during the first nine months of 2020.

Non-recurring merger-related costs and a FHLB prepayment penalty incurred during the first nine months of 2020 are not a part of the Company’s normal operations. If these expenses had not occurred, adjusted net income (non-GAAP) for the three and nine months ended September 30, 2020 would have been $5.1 million and $10.3 million, respectively. Adjusted diluted EPS (non-GAAP) would have been $1.03 and $2.29 for the three and nine months ended September 30, 2020. For the same time periods, adjusted ROA (non-GAAP) would have been 1.19% and 0.96%, respectively, and adjusted ROE (non-GAAP) would have been 12.79% and 9.99%, respectively.

For the quarters ended September 30, 2020 and 2019, tangible common book value per share (non-GAAP) was $30.68 and $27.66, respectively. These non-GAAP measures should be reviewed in connection with the reconciliation of these non-GAAP ratios. See “Non-GAAP Financial Measures” located below within this management’s discussion and analysis.

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

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at September 30, 2020 and 2019.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest income (GAAP)	$13,699	$10,008	$35,660	$29,320
Adjustment to FTE	295	186	704	558
Interest income adjusted to FTE (non-GAAP)	13,994	10,194	36,364	29,878
Interest expense	1,163	2,008	4,297	5,616
Net interest income adjusted to FTE (non-GAAP)	$12,831	$8,186	$32,067	$24,262

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$9,474	$6,643	$28,089	$19,848

Net interest income (GAAP)	12,536	8,000	31,363	23,704
Plus: taxable equivalent adjustment	295	186	704	558
Non-interest income (GAAP)	4,370	2,632	9,833	7,578
Net interest income (FTE) plus non-interest income (non-GAAP)	$17,201	$10,818	$41,900	$31,840
Efficiency ratio (non-GAAP)	55.08%	61.41%	67.04%	62.34%

The following table provides a reconciliation of the tangible common equity (non-GAAP) and the calculation of tangible book value per share:

(dollars in thousands)	September 30, 2020	September 30, 2019
Tangible Book Value per Share (non-GAAP)
Total assets	$1,711,043	$1,011,424
Less: Intangible assets, primarily goodwill	(8,876)	(209)
Tangible assets	1,702,166	1,011,215
Total shareholders' equity	161,611	104,789
Less: Intangible assets, primarily goodwill	(8,876)	(209)
Tangible common equity	$152,734	$104,580

Common shares outstanding, end of period	4,977,750	3,781,500
Tangible Common Book Value per Share	$30.68	$27.66

The following table provides a reconciliation of the Company’s earnings results under GAAP to comparative non-GAAP results excluding merger-related expenses:

	Nine months ended
	September 30, 2020				September 30, 2019
(dollars in thousands except per share data)	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share
Results of operations (GAAP)	$9,407	$1,545	$7,862	$1.75	$10,604	$1,742	$8,862	$2.32
Add: Merger-related expenses	2,439	428	2,011	0.45	51	11	40	0.01
Add: FHLB prepayment penalty	481	101	380	0.09	-	-	-	-
Adjusted earnings (non-GAAP)	$12,327	$2,074	$10,253	$2.29	$10,655	$1,753	$8,902	$2.33

	Three months ended
	September 30, 2020				September 30, 2019
(dollars in thousands except per share data)	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share
Results of operations (GAAP)	$5,932	$955	$4,977	$0.99	$3,669	$611	$3,058	$0.80
Add: Merger-related expenses	221	49	172	0.04	32	7	25	0.01
Add: FHLB prepayment penalty	(1)	-	(1)	-	-	-	-	-
Adjusted earnings (non-GAAP)	$6,152	$1,004	$5,147	$1.03	$3,701	$618	$3,083	$0.81

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

Comparison of the results of operations

Three and nine months ended September 30, 2020 and 2019

Overview

For the third quarter of 2020, the Company generated net income of $5.0 million, or $0.99 per diluted share, compared to $3.1 million, or $0.80 per diluted share, for the third quarter of 2019. The $1.9 million, or 63%, increase in net income was primarily the result of $4.5 million higher net interest income and $1.7 million more non-interest income partially offset by a $2.8 million rise in non-interest expenses and $1.2 million increase in the provision for loan losses. In the year-to-date comparison, net income declined by $1.0 million to $7.9 million, or $1.75 per diluted share, for the first nine months of 2020 from $8.9 million, or $2.32 per diluted share, for the first nine months of 2019. Higher non-interest expenses and an increase in the provision for loan losses were partially offset by higher net interest income and additional non-interest income. In the quarterly and year-to-date comparison, the increase in non-interest expenses was driven by merger-related expenses incurred in connection with the acquisition of MNB along with the impact of adding the operations of MNB.

Return on average assets (ROA) was 1.15% and 1.22% for the third quarters of 2020 and 2019, respectively, and 0.74% and 1.21% for the nine months ended September 30, 2020 and 2019, respectively. During the same time periods, return on average shareholders’ equity (ROE) was 12.36% and 11.77%, respectively, and 7.66% and 11.96%, respectively. ROA decreased quarter-over-quarter due to the higher average assets while ROE increased quarter-over-quarter due to higher net income. For the year-to-date periods, both ROA and ROE decreased due primarily to the decline in net income while average assets and shareholders’ equity grew.

Net interest income and interest sensitive assets / liabilities

For the third quarter of 2020, net interest income increased $4.5 million, or 57%, to $12.5 million from $8.0 million for the third quarter of 2019. The $3.7 million growth in interest income was produced by the addition of $665.2 million in average interest-earning assets partially offset by the effect of an 86 basis point decline in FTE yield earned on those assets. The loan portfolio drove this interest income growth due to $406.5 million more in average loans, primarily from the MNB acquisition and PPP lending. On the liability side, total interest-bearing liabilities grew $458.3 million, on average, with a 76 basis point decrease in rates paid thereon. A 66 basis point decrease in rates paid on deposits offset the effect of $424.4 million higher average interest-bearing deposits resulting in $0.6 million less interest expense from deposits for the third quarter of 2020 compared to the 2019 like period. There was also $0.2 million less in interest expense on borrowings due to lower rates paid on Paycheck Protection Program Liquidity Facility (PPPLF) borrowings which were paid off during the third quarter of 2020 and a lower balance of FHLB advances.

Net interest income increased $7.7 million, or 32%, from $23.7 million for the nine months ended September 30, 2019 to $31.4 million for the nine months ended September 30, 2020, due to higher interest income and lower interest expense. Total average interest-earning assets increased $378.7 million while FTE yields on these assets declined 61 basis points resulting in $6.5 million of growth in FTE interest income. In the loan portfolio, the Company experienced average balance growth of $251.3 million which had the effect of producing $6.3 million more interest income. On the liability side, total interest-bearing liabilities grew $284.9 million on average with a 52 basis point decrease in rates paid on these interest-bearing liabilities. Growth in average interest-bearing deposits of $263.8 million was offset by a 40 basis point decrease in the rates paid on deposits reducing interest expense by $0.7 million. In addition, the Company utilized $21.1 million more in average borrowings during the first nine months of 2020 but replaced overnight borrowings with PPPLF funding at lower rates and had a lower balance of FHLB advances which resulted in $0.6 million less interest expense from borrowings.

The FTE net interest rate spread decreased by 10 and 9 basis points and margin decreased by 29 and 24 basis points, respectively, for the three and nine months ended September 30, 2020 compared to the same 2019 periods. The yields earned on interest-earning assets declined faster than the rates paid on interest-bearing liabilities causing the decline in net interest rate spread. The overall cost of funds, which includes the impact of non-interest bearing deposits, decreased 61 and 42 basis points for the three and nine months ended September 30, 2020 compared to the same 2019 periods. The primary reason for the decline was the reduction in rates paid on deposits and borrowings compared to the same 2019 periods.

For the remainder of 2020, the Company expects to operate in a low interest rate environment. A rate environment with falling interest rates positions the Company to reduce its interest income performance from new and maturing earning assets. Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end, the interest rate margin may experience further compression. The FOMC began easing the federal funds rate during the second half of 2019 and continued through the first quarter of 2020 which reduced rates paid on interest-bearing liabilities. On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans was cut 75 basis points in the second half of 2019 and another 150 basis points in the first quarter of 2020. The focus for 2020 is to manage net interest income through a low rate environment by managing interest-bearing deposit costs to maintain a reasonable spread. For the remainder of 2020, interest income growth is anticipated from new loans acquired from the MNB merger and a portion of the $3.5 million of remaining fees recognized, net of origination and agent fees, from Paycheck Protection Program (PPP) loans which will mitigate less interest income from lower yielding assets. Management expects to actively reduce the cost of funds to partially mitigate spread compression throughout this low rate cycle.

The Company’s cost of interest-bearing liabilities was 0.41% and 0.60% for the three and nine months ended September 30, 2020, or 76 and 52 basis points lower than the cost for the same 2019 periods. The decrease resulted from a decline in the rate paid on deposits and borrowings. The FOMC is not expected to cut the federal funds rate further, but the Company has the opportunity to reduce rates paid on deposits as higher-priced promotional rates and negotiated rates reprice into products with lower rates. To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances. Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated. Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for September 30, 2020 and 2019 to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments. This treatment allows a uniform comparison among yields on interest-earning assets. Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for loan losses. Home equity lines of credit (HELOC) are included in the residential real estate category since they are secured by real estate. Net deferred loan fee/(cost) amortization of $700 thousand and ($179 thousand) during the third quarters of 2020 and 2019, respectively, and $1.1 million and ($0.5 million) for the nine months ended September 30, 2020 and 2019, respectively, are included in interest income from loans. MNB loan fair value purchase accounting adjustments of $249 thousand and $411 thousand are included in interest income from loans and $88 thousand and $159 thousand reduced interest expense on deposits for the three and nine months ended September 30, 2020. Fair value purchase accounting adjustments are preliminary and subject to refinement. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Residual values for direct finance leases are included in the average balances for consumer loans. Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets. Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	September 30, 2020			September 30, 2019
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$135,909	$46	0.14%	$2,355	$12	2.12%
Restricted investments in bank stock	2,763	37	5.34	4,038	157	15.41
Investments:
Agency - GSE	26,983	103	1.52	5,935	40	2.69
MBS - GSE residential	159,524	729	1.82	130,180	868	2.64
State and municipal (nontaxable)	98,290	856	3.46	50,276	546	4.31
State and municipal (taxable)	28,014	146	2.07	-	-	-
Total investments	312,811	1,834	2.33	186,391	1,454	3.10
Loans and leases:
C&I and CRE (taxable)	626,255	7,094	4.51	318,332	4,163	5.19
C&I and CRE (nontaxable)	42,359	422	3.96	34,156	342	3.97
Consumer	166,607	1,688	4.03	162,681	1,582	3.86
Residential real estate	308,369	2,873	3.71	221,929	2,484	4.44
Total loans and leases	1,143,590	12,077	4.20	737,098	8,571	4.61
Total interest-earning assets	1,595,073	13,994	3.49%	929,882	10,194	4.35%
Non-interest earning assets	130,459			65,337
Total assets	$1,725,532			$995,219

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$421,719	$332	0.31%	$239,471	$474	0.79%
Savings and clubs	169,219	31	0.07	108,714	36	0.13
MMDA	316,417	325	0.41	162,518	616	1.50
Certificates of deposit	147,829	382	1.03	120,107	557	1.84
Total interest-bearing deposits	1,055,184	1,070	0.40	630,810	1,683	1.06
Short-term borrowings	78,056	53	0.27	34,096	210	2.44
FHLB advances	5,000	40	3.19	15,000	115	3.05
Total interest-bearing liabilities	1,138,240	1,163	0.41%	679,906	2,008	1.17%
Non-interest bearing deposits	407,604			198,188
Non-interest bearing liabilities	19,462			14,008
Total liabilities	1,565,306			892,102
Shareholders' equity	160,226			103,117
Total liabilities and shareholders' equity	$1,725,532			$995,219
Net interest income - FTE		$12,831			$8,186

Net interest spread			3.08%			3.18%
Net interest margin			3.20%			3.49%
Cost of funds			0.30%			0.91%

	Nine months ended
(dollars in thousands)	September 30, 2020			September 30, 2019
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$69,712	$96	0.18%	$2,437	$40	2.23%
Restricted investments in bank stock	3,117	124	5.30	4,366	342	10.48
Investments:
Agency - GSE	16,020	209	1.74	5,931	120	2.70
MBS - GSE residential	144,792	2,334	2.15	128,216	2,669	2.78
State and municipal (nontaxable)	72,084	2,038	3.78	49,462	1,648	4.46
State and municipal (taxable)	11,963	200	2.23	-	-	-
Other	118	3	3.42	-	-	-
Total investments	244,977	4,784	2.61	183,609	4,437	3.23
Loans and leases:
C&I and CRE (taxable)	492,440	17,156	4.65	315,293	12,225	5.18
C&I and CRE (nontaxable)	39,986	1,148	3.84	33,298	994	3.99
Consumer	166,735	5,002	4.01	158,712	4,604	3.88
Residential real estate	276,133	8,054	3.90	216,655	7,236	4.47
Total loans and leases	975,294	31,360	4.30	723,958	25,059	4.63
Total interest-earning assets	1,293,100	36,364	3.76%	914,370	29,878	4.37%
Non-interest earning assets	131,215			61,232
Total assets	$1,424,315			$975,602

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$339,361	$1,032	0.41%	$228,281	$1,161	0.68%
Savings and clubs	139,326	84	0.08	114,185	109	0.13
MMDA	260,098	1,290	0.66	148,661	1,669	1.50
Certificates of deposit	135,662	1,375	1.35	119,509	1,550	1.73
Total interest-bearing deposits	874,447	3,781	0.58	610,636	4,489	0.98
Short-term borrowings	65,673	248	0.50	37,968	742	2.61
FHLB advances	12,491	268	2.87	19,109	385	2.70
Total interest-bearing liabilities	952,611	4,297	0.60%	667,713	5,616	1.12%
Non-interest bearing deposits	317,240			195,757
Non-interest bearing liabilities	17,333			13,094
Total liabilities	1,287,184			876,564
Shareholders' equity	137,131			99,038
Total liabilities and shareholders' equity	$1,424,315			$975,602
Net interest income - FTE		$32,067			$24,262

Net interest spread			3.16%			3.25%
Net interest margin			3.31%			3.55%
Cost of funds			0.45%			0.87%

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

	Nine months ended September 30,
(dollars in thousands)	2020 compared to 2019			2019 compared to 2018
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$126	$(70)	$56	$(78)	$24	$(54)
Restricted investments in bank stock	(80)	(138)	(218)	55	165	220
Investments:
Agency - GSE	143	(55)	88	(5)	15	10
MBS - GSE residential	318	(652)	(334)	266	136	402
State and municipal	769	(300)	469	137	-	137
Other	3	-	3	(11)	-	(11)
Total investments	1,233	(1,007)	226	387	151	538
Loans and leases:
Residential real estate	1,820	(1,002)	818	285	272	557
C&I and CRE	6,342	(1,283)	5,059	811	831	1,642
Consumer	240	159	399	506	205	711
Total loans and leases	8,402	(2,126)	6,276	1,602	1,308	2,910
Total interest income	9,681	(3,341)	6,340	1,966	1,648	3,614

Interest expense:
Deposits:
Interest-bearing checking	441	(571)	(130)	91	248	339
Savings and clubs	21	(47)	(26)	(24)	(47)	(71)
Money market	852	(1,230)	(378)	289	695	984
Certificates of deposit	193	(367)	(174)	94	472	566
Total deposits	1,507	(2,215)	(708)	450	1,368	1,818
Repurchase agreements	-	-	-	(13)	-	(13)
Overnight borrowings	335	(829)	(494)	353	65	418
FHLB advances	(140)	23	(117)	2	178	180
Total interest expense	1,702	(3,021)	(1,319)	792	1,611	2,403
Net interest income	$7,979	$(320)	$7,659	$1,174	$37	$1,211

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

For the nine months ended September 30, 2020 and 2019, the Company recorded a provision for loan losses of $3.7 million and $0.8 million, respectively, a $2.9 million, or 346%, increase. Management increased the provision by $1.6 million and $1.2 million during the second and third quarters of 2020, respectively.

The increase in the provision for loan losses from the year earlier period was primarily attributed to higher credit losses inherent within the loan portfolio as an initial result of the COVID-19 crisis. See the discussion of the qualitative factors within the “Allowance for loan losses” section of this management’s discussion and analysis. Although uncertainty over COVID’s duration and severity complicates management’s ability to render a more precise estimate of credit losses, management currently believes the level of provisioning through the third quarter was adequate based on the information that was available as of the reporting date and subsequent period up to the filing date.

The provision for loan losses derives from the reserve required from the allowance for loan losses calculation. The Company continued provisioning for the nine months ended September 30, 2020 to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the third quarter of 2020, non-interest income amounted to $4.3 million, an increase of $1.7 million, or 66%, compared to $2.6 million recorded for the same 2019 period. Heightened mortgage activity caused gains on loan sales to increase $1.1 million and service charges on loans to increase $0.1 million. Interchange fees were $0.3 million higher than the third quarter of 2019.

Non-interest income totaled $9.8 million for the nine months ended September 30, 2020, an increase of $2.2 million, or 30%, from the $7.6 million recorded for the same 2019 period. Gains on loan sales contributed the most to the increase with $1.4 million more recognized for the nine months ended September 30, 2020 than in the year earlier period. Service charges on loans were up $0.4 million primarily due to service charges on mortgage loans. There were also increases in debit card interchange fees of $0.5 million and fees from trust fiduciary activities of $0.3 million. These increases were partially offset by $0.2 million less financial service fees, $0.1 million higher mortgage servicing right amortization and $0.2 million lower deposit service charges.

Operating expenses

For the quarter ended September 30, 2020, total non-interest operating expenses were $9.5 million, an increase of $2.8 million, or 43%, compared to $6.7 million for the same 2019 quarter. Salary and employee benefits rose $1.7 million, or 47%, to $5.4 million for the third quarter of 2020 from $3.7 million for the third quarter of 2019. The increase was primarily due to salaries from additional employees resulting from the merger. Premises and equipment expenses increased $0.5 million, or 49%, primarily due to property and equipment acquired from the merger. Professional fees increased $0.2 million due to expenses related to the pandemic and additional expenses post-merger. Merger-related expenses during the third quarter of 2020 were $0.2 million higher than in the third quarter of 2019.

For the nine months ended September 30, 2020, non-interest expenses increased $8.3 million, or 42%, compared to the nine months ended September 30, 2019, from $19.8 million to $28.1 million. Merger-related expenses were $2.4 million higher for the first nine months of 2020 compared to the same 2019 period, consisting mostly of professional fees, salaries and employee benefits and data processing expenses. Salaries and employee benefit expenses grew $3.5 million, or 32%. The increase stemmed from staff additions from new employees as a result of the acquisition. Premises and equipment expenses increased $0.9 million, or 29%, due to higher expenses for pandemic response, depreciation and other expenses related to premises and equipment acquired from the merger. Professional services increased $0.8 million primarily due to pandemic related expenses and higher audit expenses. The Company incurred a $0.5 million FHLB prepayment penalty during the nine months ended September 30, 2020. Data processing and communications expense also increased $0.5 million. Partially offsetting these increases was a $0.7 million reduction in other expenses due to higher loan origination cost deferrals from PPP lending.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, were 1.71% and 1.68% for the nine months ended September 30, 2020 and 2019. The expense ratio increased because of higher expenses during the nine months ended September 30, 2020 compared to the same 2019 period. The efficiency ratio (non-GAAP) increased from 62.34% at September 30, 2019 to 67.04% at September 30, 2020 due to the increase in non-interest expenses. For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Provision for income taxes

The provision for income taxes decreased $0.2 million for the nine months ended September 30, 2020 compared to the same 2019 period due to increased expenses, including non-deductible merger-related expenses, reducing pre-tax income. The Company's effective tax rate was 16.4% at September 30, 2020 compared to 16.4% at September 30, 2019. Due to challenges relating to current market conditions, the Company may not have the ability to make a reliable estimate of all or part of its ordinary income. The Coronavirus Aid, Relief, and Economic Security (CARES) Act may have an effect on the Company’s effective tax rate in future periods.

Comparison of financial condition at

September 30, 2020 and December 31, 2019

Overview

Consolidated assets increased $701.1 million, or 69%, to $1.7 billion as of September 30, 2020 from $1.0 billion at December 31, 2019. The increase in assets occurred primarily in cash and cash equivalents, the loan portfolio and the investment portfolio primarily from assets acquired in the merger with MNB. Cash inflow from growth in deposits of $681.4 million was used to fund loan growth and pay down borrowings.

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

As of September 30, 2020, the carrying value of investment securities amounted to $340.3 million, or 20% of total assets, compared to $185.1 million, or 18% of total assets, at December 31, 2019. As of September 30, 2020, 46% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of September 30, 2020 and December 31, 2019. The AFS securities were recorded with a net unrealized gain of $9.9 million as of September 30, 2020 and a net unrealized gain of $4.6 million as of December 31, 2019. Of the net improvement in the unrealized gain position of $5.3 million, $2.7 million was net unrealized gains on mortgage-backed securities, $2.4 million was net unrealized gains on municipal securities and $0.2 million was net unrealized gains on agency securities. The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve. Generally, the values of debt securities move in the opposite direction of the changes in interest rates. As interest rates along the treasury yield curve decline, especially at the intermediate and long end, the values of debt securities tend to rise. Whether or not the value of the Company’s investment portfolio will continue to rise above its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio. When interest rates rise, the market values of the Company’s debt securities portfolio could be subject to market value declines.

As of September 30, 2020, the Company had $299.5 million in public deposits, or 20% of total deposits. Pennsylvania state law requires the Company to maintain pledged securities on these public deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers. As of September 30, 2020, the balance of pledged securities required for deposit accounts was $230.7 million, or 68% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary. Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired. If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized. During the quarter ended September 30, 2020, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During the nine months ended September 30, 2020, the carrying value of total investments increased $155.2 million, or 84%. The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company. Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile. During the second quarter of 2020, the Company implemented an investment strategy to redeploy the acquired portfolio that was liquidated on May 1, 2020. The re-investment strategy was completed in the third quarter of 2020.

A comparison of investment securities at September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$156,494	46.0%	$124,240	67.1%
State & municipal subdivisions	164,942	48.5	54,718	29.6
Agency - GSE	18,874	5.5	6,159	3.3
Total	$340,310	100.0%	$185,117	100.0%

As of September 30, 2020, there were no investments from any one issuer with an aggregate book value that exceeded 10% of the Company’s shareholders’ equity.

The distribution of debt securities by stated maturity and tax-equivalent yield at September 30, 2020 are as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$240	4.24%	$5,612	3.44%	$150,642	2.87%	$156,494	2.90%
State & municipal subdivisions	500	5.40	1,002	6.02	16,692	1.82	146,748	3.58	164,942	3.42
Agency - GSE	2,500	1.18	6,369	2.70	10,005	1.15	-	-	18,874	1.65
Total debt securities	$3,000	1.88%	$7,611	3.19%	$32,309	1.89%	$297,390	3.22%	$340,310	3.08%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 21%. In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Restricted investments in bank stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh. Excess stock is repurchased from the Company at par if the amount of borrowings declined to a predetermined level. In addition, the Company earns a return or dividend based on the amount invested. The dividends received from the FHLB totaled $165 thousand and $267 thousand for the nine months ended September 30, 2020 and 2019, respectively. The balance in FHLB and ACBB stock was $2.8 million and $4.4 million as of September 30, 2020 and December 31, 2019, respectively.

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

As of September 30, 2020 and December 31, 2019, loans HFS consisted of residential mortgages with carrying amounts of $13.3 million and $1.6 million, respectively, which approximated their fair values. During the nine months ended September 30, 2020, residential mortgage loans with principal balances of $106.5 million were sold into the secondary market and the Company recognized net gains of $2.0 million, compared to $36.5 million and $0.6 million, respectively, during the nine months ended September 30, 2019.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster personal relationships. At September 30, 2020 and December 31, 2019, the servicing portfolio balance of sold residential mortgage loans was $344.0 million and $302.3 million, respectively, with mortgage servicing rights of $1.1 million and $1.0 million for the same periods, respectively.

Loans and leases

The composition of the loan portfolio at September 30, 2020 and December 31, 2019 is summarized as follows:

	September 30, 2020						December 31, 2019
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
	Originated		Acquired		Total
Commercial and industrial	$278,172	30.4%	$22,771	10.2%	$300,943	26.4%	$122,594	16.2%
Commercial real estate:
Non-owner occupied	99,503	10.9	92,291	41.2	191,794	16.9	99,801	13.2
Owner occupied	128,651	14.0	46,670	20.9	175,321	15.4	130,558	17.3
Construction	3,866	0.4	6,347	2.8	10,213	0.9	4,654	0.6
Consumer:
Home equity installment	34,475	3.8	6,254	2.8	40,729	3.6	36,631	4.9
Home equity line of credit	47,071	5.1	5,698	2.5	52,769	4.6	47,282	6.3
Auto	98,892	10.8	197	0.1	99,089	8.7	105,870	14.0
Direct finance leases	18,795	2.1	-	-	18,795	1.7	16,355	2.2
Other	9,101	1.0	378	0.2	9,479	0.8	5,634	0.7
Residential:
Real estate	178,524	19.5	42,651	19.1	221,175	19.4	167,164	22.2
Construction	18,056	2.0	432	0.2	18,488	1.6	17,770	2.4
Gross loans	915,106	100.0%	223,689	100.0%	1,138,795	100.0%	754,313	100.0%
Less:
Allowance for loan losses	(12,884)		-		(12,884)		(9,747)
Unearned lease revenue	(1,092)		-		(1,092)		(903)
Net loans	$901,130		$223,689		$1,124,819		$743,663

Loans held-for-sale	$13,307		$-		$13,307		$1,643

As of September 30, 2020, the Company had gross loans and leases totaling $1.1 billion compared to $754 million at December 31, 2019, an increase of $384 million, or 51%.

The increase resulted primarily from $224 million in loans acquired from the merger with MNB and $156 million in loans, net of deferred fees, originated under the Paycheck Protection Program (PPP) primarily during the second quarter 2020.

As of September 30, 2020, Company-originated loans, excluding the PPP loans, totaled $759 million compared with $754 million as of December 31, 2019, an increase of $5 million, or less than 1%, primarily in the residential real estate loan held-for-investment portfolio, resulting from loan modifications to refinance existing loans at market rates to qualified customers.

Commercial & industrial and commercial real estate

As of September 30, 2020, the commercial loan portfolio totaled $678 million and consisted of commercial and industrial (C&I) and commercial real estate (CRE) loans. Company-originated loans totaled $510 million and acquired loans from MNB totaled $168 million. As of December 31, 2019, the commercial loan portfolio totaled $358 million and therefore loans originated by the Company experienced a $152 million, or 42%, year-to-date increase.

Company-originated loans, net of fees, excluding $156 million in PPP loans, which were recorded as C&I loans, decreased from $358 million as of December 31, 2019 to $354 million as of September 30, 2020, a $4 million decrease, or 1%.

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

As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly payroll costs, or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%; (b) a two-year loan term to maturity for loans originated before June 5th and a five-year maturity for loans originated beginning on June 5th; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrowers’ PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP, so long as the employer maintains or quickly rehires employees and maintains salary levels and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. The Company expects most of these loans will be forgiven before year end.

As of September 30, 2020, the Company had originated 1,551 loans totaling $159 million under the Paycheck Protection Program. As a PPP lender, the Company received fee income of approximately $5.6 million. The Company recognized $1.8 million of PPP fee income during the second and third quarters of 2020 with the remaining amount to be recognized in future quarters. Unearned fees attributed to PPP loans net of fees paid to referral sources, as prescribed by the SBA under the PPP program, was $3.5 million as of September 30, 2020.

The PPP loans originated by size were as follows as of September 30, 2020:

(dollars in thousands)	Balance originated	Total SBA fee

$150,000 or less	$46,516	$2,326
Greater than $150,000 but less than $2,000,000	80,931	2,970
$2,000,000 or higher	31,656	316
Total PPP loans originated	$159,103	$5,612

Consumer

As of September 30, 2020, the consumer loan portfolio totaled $221 million and consisted of home equity installment, home equity line of credit, auto, direct finance leases and other consumer loans. Company-originated loans totaled $208 million and acquired loans from MNB totaled $13 million. As of December 31, 2019, the consumer loan portfolio totaled $212 million. The $9 million, or 4%, increase in the consumer loan portfolio was due to the MNB acquisition.

Net of MNB-acquired loans, company-originated loans decreased by $4 million, or 2%. This reduction in company-originated consumer loans was primarily the result of net runoff in the auto loan portfolio, the result of COVID-19’s impact on car sales during the second and third quarters of 2020.

Residential

As of September 30, 2020, the residential loan portfolio totaled $240 million and consisted primarily of held-for-investment residential loans for primary residences. Company-originated loans totaled $197 million and acquired loans from MNB totaled $43 million. As of December 31, 2019, the residential loan portfolio totaled $185 million. The $55 million, or 30%, increase in the residential loan portfolio was primarily due to the MNB acquisition.

Net of MNB-acquired loans, Company-originated loans increased by $12 million, or 6%, mainly due to $24 million in 121 mortgage modifications year-to date-to refinance existing loans at market rates to qualified customers. Management expects continued growth in residential loans for the remainder of 2020.

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

Allowance for loan losses

Management evaluates the credit quality of the Company’s loan portfolio and performs a formal review of the adequacy of the allowance for loan losses (allowance) on a quarterly basis. The allowance reflects management’s best estimate of the amount of credit losses in the loan portfolio. Management’s judgment is based on the evaluation of individual loans, experience, the assessment of current economic conditions and other relevant factors including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates may be susceptible to significant change. The provision for loan losses represents the amount necessary to maintain an appropriate allowance. Loan losses are charged directly against the allowance when loans are deemed to be uncollectible. Recoveries from previously charged-off loans are added to the allowance when received.

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

A key element of the methodology to determine the allowance is the Company’s credit risk evaluation process, which includes credit risk grading of individual commercial loans. Commercial loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement. That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information and other information specific to each individual borrower. Upon review, the commercial loan credit risk grade is revised or reaffirmed. The credit risk grades may be changed at any time management determines an upgrade or downgrade may be warranted. The credit risk grades for the commercial loan portfolio are considered in the reserve methodology and loss factors are applied based upon the credit risk grades. The loss factors applied are based upon the Company’s historical experience as well as what management believes to be best practices and within common industry standards. Historical experience reveals there is a direct correlation between the credit risk grades and loan charge-offs. The changes in allocations in the commercial loan portfolio from period-to-period are based upon the credit risk grading system and from periodic reviews of the loan portfolio.

Each quarter, management performs an assessment of the allowance for loan losses. The Company’s Special Assets Committee meets quarterly, and the applicable lenders discuss each relationship under review and reach a consensus on the appropriate estimated loss amount, if applicable, based on current accounting guidance. The Special Assets Committee’s focus is on ensuring the pertinent facts are considered regarding not only loans considered for specific reserves, but also the collectability of loans that may be past due. The assessment process also includes the review of all loans on non-accrual status as well as a review of certain loans to which the lenders or the Credit Administration function have assigned a criticized or classified risk rating.

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	nine months ended		twelve months ended		nine months ended
(dollars in thousands)	September 30, 2020		December 31, 2019		September 30, 2019

Balance at beginning of period	$9,747		$9,747		$9,747

Charge-offs:
Commercial and industrial	(265)		(184)		(131)
Commercial real estate	(410)		(597)		(531)
Consumer	(184)		(398)		(255)
Residential	(35)		(330)		(330)
Total	(894)		(1,509)		(1,247)

Recoveries:
Commercial and industrial	24		32		17
Commercial real estate	22		317		28
Consumer	93		67		58
Residential	192		8		8
Total	331		424		111
Net charge-offs	(563)		(1,085)		(1,136)
Provision for loan losses	3,700		1,085		830
Balance at end of period	$12,884		$9,747		$9,441

Allowance for loan losses to total loans	1.13%		1.29%		1.26%
Net charge-offs to average total loans outstanding	0.08%		0.15%		0.21%
Average total loans	$975,294		$732,152		$723,958
Loans 30 - 89 days past due and accruing	$1,254		$1,366		$2,478
Loans 90 days or more past due and accruing	$81		$-		$7
Non-accrual loans	$3,941		$3,674		$3,858
Allowance for loan losses to non-accrual loans	3.27	x	2.65	x	2.45	x
Allowance for loan losses to non-performing loans	3.20	x	2.65	x	2.44	x

For the nine months ended September 30, 2020, the allowance increased $3.1 million, or 32%, to $12.9 million compared to $9.8 million at December 31, 2019 due to provisioning of $3.7 million partially offset by $0.6 million in net charge-offs.

For the nine months ended September 30, 2020, total loans, which represent gross loans less unearned lease revenue, increased $384 million, or 51%, to $1.1 billion compared to $753 million at December 31, 2019.

The increase in the loan portfolio resulted primarily from $224 million in loans, net of deferred costs, acquired in the merger with MNB and $156 million in loans originated under the PPP, net of deferred fees, primarily during the second quarter 2020.

Loans acquired from the MNB merger (performing and non-performing) were initially recorded at their acquisition-date fair values. Because there is no initial credit valuation allowance recorded under this method, the Company establishes a post-acquisition allowance of loan losses to record losses which may subsequently arise on the acquired loans. Since no deterioration was noted for any such loans following acquisition, no allowance for loan and lease losses was recorded for them.

PPP loans made to eligible borrowers have a 100% SBA guarantee. Given this guarantee, no allowance for loan and lease losses was recorded for them.

Through September 30, 2020, the loan portfolio increased by 51% year to date while the allowance for loan losses increased by 32% during the same period. This caused the allowance for loan and lease losses to decrease as a percentage of total loans to 1.13% from 1.29% at December 31, 2019. Loan growth exceeded allowance for loan and lease losses growth because $384 million in loans, or 33% of the loan portfolio, included loans acquired via the MNB merger and PPP loans.

As of September 30, 2020, the loan portfolio, net of PPP loans and MNB acquired loans, totaled $753 million, unchanged from $753 million as of December 31, 2019.

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

During the third quarter of 2020, management increased the qualitative factors associated with its loan portfolio by estimating higher inherent risk characteristics for loans that received second, COVID-related deferrals. Management further modeled the potential impact on the existing loan portfolio given the potential negative impact to the local economy given a lack of further COVID-related fiscal stimulus.

Management will continue to monitor the potential for increased risk exposure due to the adverse economic impact of a prolonged COVID-19 pandemic. Should the duration and/or severity of the pandemic’s economic impact increase, management will take measures commensurate with the then observed risk to increase the provision for loan losses and, by extension, the allowance for loan and lease losses as appropriate.

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

	For the nine	% of Total	For the nine	% of Total
	months ended	Net	months ended	Net
(dollars in thousands)	September 30, 2020	Charge-offs	September 30, 2019	Charge-offs
Net charge-offs
Commercial and industrial	$(241)	43%	$(113)	10%
Commercial real estate	(388)	69	(503)	44
Consumer	(91)	16	(198)	18
Residential	157	(28)	(322)	28
Total net charge-offs	$(563)	100%	$(1,136)	100%

For the nine months ended September 30, 2020, net charge-offs against the allowance totaled $0.6 million compared with $1.1 million for the nine months ended September 30, 2019, representing a $0.5 million, or 45%, decrease. The sharp decrease was attributed to a $0.2 million recovery during the first quarter of 2020 in the form of a reimbursement from the Federal National Mortgage Association (“FNMA”) for previously sold mortgages charged-off during the third quarter of 2019. Excluding this recovery, net charge-offs for the nine months ended September 30, 2020 would have shown an improvement, decreasing by $0.3 million, or 27%, over the prior year.

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

	September 30, 2020		December 31, 2019		September 30, 2019
		Category		Category		Category
		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$5,843	33%	$3,933	31%	$3,775	32%
Commercial and industrial	1,848	27	1,484	16	1,276	16
Consumer	2,272	19	2,013	28	2,083	28
Residential real estate	2,870	21	2,278	25	2,238	24
Unallocated	51	-	39	-	69	-
Total	$12,884	100%	$9,747	100%	$9,441	100%

The allocation of the allowance for the commercial loan portfolio, which is comprised of CRE and C&I loans, accounted for approximately 60% of the total allowance for loan losses at September 30, 2020, which represents a four percentage point increase from 56% of the total allowance for loan losses at December 31, 2019 and a six percentage point increase from the 54% of the total allowance for loan and lease losses at September 30, 2019.

The increase in the allowance allocated to the commercial portfolio was attributed to the recognition of increased inherent risk due to the economic impact of the COVID-19 pandemic.

The allocation of the allowance for the consumer loan portfolio, accounted for approximately 18% of the total allowance for loan losses at September 30, 2020, which is down from 21% of the total allowance for loan losses at December 31, 2019 and 22% of the total allowance for loan losses at September 30, 2019.

The decrease in the allowance allocated to the consumer loan portfolio was attributed to the relative decrease in the percentage of consumer loans in the portfolio.

The allocation of the allowance for the residential real estate portfolio, accounted for approximately 22% of the total allowance for loan losses at September 30, 2020, which represents a one percentage point decrease from 23% of the total allowance for loan losses at December 31, 2019 and a two percentage point decrease from 24% of the total allowance for loan losses at September 30, 2019.

The decrease in the allowance allocated to the residential real estate portfolio was attributed to the relative decrease in the percentage of residential loans in the portfolio.

The unallocated amount represents the portion of the allowance not specifically identified with a loan or groups of loans. The unallocated reserve was less than 1% of the total allowance for loan losses at September 30, 2020, unchanged from less than 1% of the total allowance for loan losses at December 31, 2019 and September 30, 2019.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, TDRs, other real estate owned (ORE) and repossessed assets.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	September 30, 2020	December 31, 2019	September 30, 2019

Loans past due 90 days or more and accruing	$81	$-	$7
Non-accrual loans *	3,941	3,674	3,858
Total non-performing loans	4,022	3,674	3,865
Troubled debt restructurings	2,579	991	964
Other real estate owned and repossessed assets	376	369	685
Total non-performing assets	$6,977	$5,034	$5,514

Total loans, including loans held-for-sale	$1,151,010	$755,053	$750,470
Total assets	$1,711,043	$1,009,927	$1,011,424
Non-accrual loans to total loans	0.34%	0.49%	0.51%
Non-performing loans to total loans	0.35%	0.49%	0.52%
Non-performing assets to total assets	0.41%	0.50%	0.55%

* In the table above, the amount includes non-accrual TDRs of $0.5 million as of September 30, 2020, $0.6 million as of December 31, 2019 and $0.8 million as of September 30, 2019.

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

Non-performing assets represented 0.41% of total assets at September 30, 2020 compared with 0.50% at December 31, 2019 and 0.55% at September 30, 2019. The year-to-date improvement in the non-performing assets ratio was the result of the $701 million, or 69%, increase in total assets to $1.7 billion at September 30, 2020 and the year-over-year improvement in the non-performing assets ratio was the result of the $700 million, or 69%, increase in total assets.

As of September 30, 2020, non-performing assets increased to $7.0 million from $5.0 million at December 31, 2019 and $5.5 million at September 30, 2019. The $2.0 million year-to-date increase resulted from a $1.6 million increase in accruing TDRs, a $0.2 million increase in non-accrual loans, and a $0.1 million increase in loans over 90 days past due and accruing. The $1.5 million year-over-year increase in non-performing assets was due to a $1.6 million increase in accruing TDRs, a $0.1 million increase in loans over 90 days past due and accruing, and a $0.1 million increase in non-accrual loans, which was partially offset by a $0.3 million reduction in other real estate owned and repossessed assets.

From December 31, 2019 to September 30, 2020, non-accrual loans increased $0.2 million, or 7%, from $3.7 million to $3.9 million. At September 30, 2020, there were a total of 41 loans to 37 unrelated borrowers with balances that ranged from less than $1 thousand to $0.5 million. At December 31, 2019, there were a total of 44 loans to 34 unrelated borrowers with balances that ranged from less than $1 thousand to $0.5 million. The $0.2 million increase in non-accrual loans was the result of $2.4 million in new non-accruals, $0.2 million in expenses added to balances, $1.1 million in payments, $0.7 million in charge-offs and $0.6 million in transfers to ORE.

There were four direct finance leases totaling $81 thousand that were over 90 days past due as of September 30, 2020 compared to no loans over 90 days past due as of December 31, 2019 and one loan totaling $7 thousand as of September 30, 2019 . The Company seeks payments from all past due customers through an aggressive customer communication process. A past due loan will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

The composition of non-performing loans as of September 30, 2020 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$300,943	$-	$418	$418	0.14%
Commercial real estate:
Non-owner occupied	191,794	-	1,160	1,160	0.60%
Owner occupied	175,321	-	1,133	1,133	0.65%
Construction	10,213	-	-	-	-
Consumer:
Home equity installment	40,729	-	33	33	0.08%
Home equity line of credit	52,769	-	430	430	0.81%
Auto loans	99,089	-	20	20	0.02%
Direct finance leases *	17,703	81	-	81	0.46%
Other	9,479	-	-	-	-
Residential:
Real estate	221,175	-	747	747	0.34%
Construction	18,488	-	-	-	-
Loans held-for-sale	13,307	-	-	-	-
Total	$1,151,010	$81	$3,941	$4,022	0.35%

*Net of unearned lease revenue of $1.1 million.

Payments received from non-accrual loans are recognized on a cost recovery method. Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. If the non-accrual loans that were outstanding as of September 30, 2020 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $140 thousand.

The following tables set forth the activity in TDRs for the periods indicated:

As of and for the nine months ended September 30, 2020
	Accruing		Non-accruing
	Commercial	Commercial	Commercial	Residential	Consumer
(dollars in thousands)	& industrial	real estate	real estate	real estate	installment	Total

Troubled Debt Restructures:
Beginning balance	$-	$991	$561	$-	$-	$1,552
Additions	-	1,600	2	-	-	1,602
Pay downs / payoffs	-	(12)	(5)	-	-	(17)
Charge offs	-	-	(99)	-	-	(99)
Ending balance	$-	$2,579	$459	$-	$-	$3,038
Number of loans	-	8	2	-	-	10

As of and for the year ended December 31, 2019
	Accruing		Non-accruing
	Commercial	Commercial	Commercial	Residential	Consumer
(dollars in thousands)	& industrial	real estate	real estate	real estate	installment	Total

Troubled Debt Restructures:
Beginning balance	$24	$1,806	$520	$764	$413	$3,527
Additions	-	32	57	-	-	89
Transfers	-	(645)	421	(430)	-	(654)
Pay downs / payoffs	(24)	(202)	(76)	(316)	(413)	(1,031)
Charge offs	-	-	(361)	(18)	-	(379)
Ending balance	$-	$991	$561	$-	$-	$1,552
Number of loans	-	6	2	-	-	8

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

From December 31, 2019 to September 30, 2020, TDRs increased $1.5 million, or 96%, due to two loans to a single commercial borrower modified during the third quarter being designated as TDRs. At December 31, 2019, there were a total of 8 TDRs by 7 unrelated borrowers with balances that ranged from $80 thousand to $0.5 million. At September 30, 2020, there were a total of 10 TDRs by 8 unrelated borrowers with balances that ranged from $5 thousand to $1.3 million.

Loans modified in a TDR may or may not be placed on non-accrual status. At September 30, 2020, there were two TDRs totaling $0.5 million that were on non-accrual status compared to two TDRs totaling $0.6 million at December 31, 2019.

Beginning the week of March 16, 2020, the Company began receiving requests for temporary modifications to the repayment structure for borrower loans. Modification terms included interest only or full payment deferral for up to 6 months. As of September 30, 2020, the Company had 212 temporary modifications with principal balances totaling $25.1 million outstanding, which included 95 second requests for temporary forbearance modifications totaling $11.8 million, 84 temporary forbearance modifications still in their original forbearance totaling $9.4 million and 33 first requests for temporary forbearance modifications totaling $3.9 million.

Details with respect to the actual loan modifications are as follows:

Types of Loans	Number of Loans	Deferral Period	Balance	Percentage of Tier 1 Capital
Commercial Purpose	119	Up to 6 months	$18,905	13.1%
Consumer Purpose	93	Up to 6 months	6,236	4.3%
	212		$25,141	17.4%

The following table provides information with respect to the Company’s commercial COVID-19 accommodations by sector at September 30, 2020. Only the five sectors with the highest amount of accommodations on a dollar basis are shown in this table. All other sectors are classified in the “Other” category.

(dollars in thousands)	Count	Balance	Percentage of Total Loan Balance	Percentage of Tier 1 Capital

Real Estate Rental and Leasing	55	$10,254	0.9%	7.1%
Accommodation and Food Services	15	1,380	0.1%	1.0%
Management of Companies and Enterprises	1	1,198	0.1%	0.8%
Health Care and Social Assistance	7	1,081	0.1%	0.7%
Transportation and Warehousing	7	1,034	0.1%	0.7%
Other	34	3,958	0.3%	2.7%
Total commercial accommodations	119	$18,905	1.7%	13.1%

The global pandemic referred to as COVID-19 has created many impediments to loan production relative to the measures taken to slow the spread. These measures have put a large strain on a wide variety of industries within the global economy generally, and the Company’s market specifically. The overall economic impact and effect of the measures is yet to be fully understood as its effects will most likely lag while businesses and governments inject resources to help lessen the impact. Despite efforts to lessen the impact, it is the Company’s current belief that the pandemic will temporarily, or in some cases permanently, damage our borrower’s ability to repay loans and comply with terms.

Foreclosed assets held-for-sale

From December 31, 2019 to September 30, 2020, foreclosed assets held-for-sale (ORE) rose from $349 thousand to $365 thousand, a $16 thousand, or 4%, increase. Two properties to two unrelated borrowers for $338 thousand were added during the second quarter and nine properties to four unrelated borrowers for $475 thousand were added during the third quarter. Two properties were sold for $250 thousand during the first quarter, two properties were sold for $281 thousand during the second quarter, and one property securing one loan was sold for $14 thousand during the third quarter. Also in the third quarter, the Company sold one of three properties securing one loan for $142 thousand and sold two of four properties securing another loan relationship for $82 thousand. Further, one foreclosed asset was written down by $14 thousand to fair market value in the third quarter.

The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$349	7	$190	6

Additions	813	10	1,229	6
Pay downs	-		(18)
Write downs	(14)		(82)
Sold	(783)	(8)	(970)	(5)
Balance at end of period	$365	9	$349	7

As of September 30, 2020, ORE consisted of nine properties securing loans to eight unrelated borrowers totaling $365 thousand. Six properties ($318 thousand) to five unrelated borrowers were added in 2020; one property ($32 thousand) was added in 2019; one property (less than $1 thousand) was added in 2017; and one property ($14 thousand) was added in 2014. Of the nine properties, four properties are under agreement of sale, three properties are listed for sale, and two properties are in the process of being sold.

As of September 30, 2020, the Company had two other repossessed assets held-for-sale, with a balance of $11 thousand compared to two other repossessed assets held-for-sale, with a balance of $20 thousand as of December 31, 2019.

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

Premises and equipment

Net of depreciation, premises and equipment increased $6.9 million during the first nine months of 2020. The Company acquired $6.9 million in fixed assets as a result of the merger and purchased $1.4 million in additions to fixed assets partially offset by $1.4 million in depreciation expense recorded. The Company is expected to begin the renovation of its main office first floor branch in 2020 which will increase construction in process by approximately $2.3 million with completion expected by the middle of 2022.

Other assets

During the first nine months of 2020, the $9.7 million increase in other assets was due mostly to $9.3 million of municipal security settlements pending.

Funds Provided:

Deposits

The Company is a community based commercial depository financial institution, member FDIC, which offers a variety of deposit products with varying ranges of interest rates and terms. Generally, deposits are obtained from consumers, businesses and public entities within the communities that surround the Company’s 20 branch offices and all deposits are insured by the FDIC up to the full extent permitted by law. Deposit products consist of transaction accounts including: savings; clubs; interest-bearing checking; money market and non-interest bearing checking (DDA). The Company also offers short- and long-term time deposits or certificates of deposit (CDs). CDs are deposits with stated maturities which can range from seven days to ten years. Cash flow from deposits is influenced by economic conditions, changes in the interest rate environment, pricing and competition. To determine interest rates on its deposit products, the Company considers local competition, spreads to earning-asset yields, liquidity position and rates charged for alternative sources of funding such as short-term borrowings and FHLB advances.

The following table represents the components of deposits as of the date indicated:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$455,601	30.0%	$242,171	29.0%
Savings and clubs	172,904	11.4	104,854	12.5
Money market	337,261	22.3	180,478	21.6
Certificates of deposit	142,517	9.4	116,211	13.9
Total interest-bearing	1,108,283	73.1	643,714	77.0
Non-interest bearing	408,840	26.9	192,023	23.0
Total deposits	$1,517,123	100.0%	$835,737	100.0%

Total deposits increased $681.4 million, or 82%, from $835.7 million at December 31, 2019 to $1.5 billion at September 30, 2020. Non-interest bearing and interest-bearing checking accounts contributed the most to the deposit growth with increases of $216.8 million and $213.4 million, respectively. The Company acquired checking accounts from the merger with MNB and also added accounts in the Lehigh Valley after the merger. Of the growth in non-interest bearing checking accounts, $119.6 million was new accounts in the Lehigh Valley. The remaining growth of over $97 million was primarily due to an increase in business deposit account balances from relief from the CARES Act and customers’ preference to keep money in their checking accounts during this uncertain economic climate. The increase in interest-bearing checking accounts included $108.3 million in new deposits from the Lehigh Valley. The remaining increase of over $105 million was primarily due to seasonal tax and college tuition cycles and relief from the CARES Act. Money market accounts also increased $156.8 million, $94.0 million of which was added in the Lehigh Valley, and the remainder was mostly due to higher balances of personal and business accounts and shifts from other types of deposit accounts. The Company focuses on obtaining a full-banking relationship with existing customers as well as forming new customer relationships. Savings accounts increased $68.0 million due to $51.0 million in accounts added in the Lehigh Valley and also an increase in personal account balances. The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers. Growth in deposits from new markets is expected from a full year with the Mountain Top branch and the merger with MNB Corporation. Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset this deposit growth.

Additionally, CDs also increased $26.3 million due to $50.0 million in accounts added in the Lehigh Valley. Otherwise, the CD portfolio declined as rates dropped during 2020 and CD promos reached maturity. The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program and Insured Cash Sweep (ICS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000. In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network. By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC. In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers. Deposits the Company receives from other institutions are considered reciprocal deposits by regulatory definitions. The Company did not have any CDARs as of September 30, 2020 and December 31, 2019. As of September 30, 2020 and December 31, 2019, ICS reciprocal deposits represented $64.1 million and $19.7 million, or 4% and 2%, of total deposits which are included in interest-bearing checking accounts in the table above. The $44.4 million increase in ICS deposits is primarily due to public funds deposit transfers from other interest-bearing checking accounts to ICS accounts.

The maturity distribution of certificates of deposit at September 30, 2020 is as follows:

		More than	More than	More
	Three months	three months	six months to	than twelve
(dollars in thousands)	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$17,966	$21,114	$24,928	$13,196	$77,204
CDs of less than $100,000	14,773	10,753	14,736	24,955	65,217
Total CDs	$32,739	$31,867	$39,664	$38,151	$142,421

There is a remaining time deposit premium of $96 thousand that will be amortized into income on a level yield amortization method over the contractual life of the deposits.

Certificates of deposit of $250,000 or more amounted to $44.7 million and $44.5 million as of September 30, 2020 and December 31, 2019, respectively.

Approximately 23% of the CDs, with a weighted-average interest rate of 1.48%, are scheduled to mature during the last quarter of 2020 and an additional 55%, with a weighted-average interest rate of 1.02%, are scheduled to mature during 2021. Renewing CDs are currently expected to re-price to lower market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products. The Company plans to address repricing CDs in the ordinary course of business on a relationship basis and is prepared to match rates when prudent to maintain relationships. Growth in CD accounts is challenged by the current and expected rate environment and clients’ preference for short-term rates, as well as aggressive competitor rates. The Company is not currently offering any CD promotions but may resume promotions in the future. The Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs

Short-term borrowings may include overnight balances with FHLB line of credit and/or correspondent bank’s federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations. Short-term borrowings decreased $37.8 million during the first nine months of 2020 as growth in deposits replaced overnight borrowings.

During the first nine months of 2020, the Company paid off $10 million in FHLB advances with a weighted average interest rate of 2.97%. During the second quarter of 2020, the Company acquired $7.6 million of FHLB advances from the merger that was subsequently paid off. As of September 30, 2020, the Company had the ability to borrow an additional $421.1 million from the FHLB.

The following table represents the components of borrowings as of the date indicated:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Amount	%	Amount	%

Overnight borrowings	$-	-%	$37,839	71.6%
FHLB advances	5,000	100.0	15,000	28.4
Total	$5,000	100.0%	$52,839	100.0%

The original maturity dates of FHLB advances as of September 30, 2020 are as follows:

(dollars in thousands)	Amount	Weighted average rate

Maturity date 1 year or less	$-	-%
After 1 but within 2	-	-
After 2 but within 3	5,000	3.07
After 3 but within 4	-	-
After 4 years	-	-
Total	$5,000	3.07%

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At September 30, 2020, the Company maintained a one-year cumulative gap of positive (asset sensitive) $294.9 million, or 17%, of total assets. The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates. Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at September 30, 2020:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$117,545	$-	$-	$14,233	$131,778
Investment securities (1)(2)	24,220	48,583	58,661	211,612	343,076
Loans and leases(2)	394,147	202,776	321,968	219,235	1,138,126
Fixed and other assets	-	33,068	-	64,995	98,063
Total assets	$535,912	$284,427	$380,629	$510,075	$1,711,043
Total cumulative assets	$535,912	$820,339	$1,200,968	$1,711,043

Non-interest-bearing transaction deposits (3)	$-	$40,925	$112,349	$255,566	$408,840
Interest-bearing transaction deposits (3)	380,198	-	234,227	351,341	965,766
Certificates of deposit	32,739	71,531	31,318	6,929	142,517
Short-term borrowings	-	-	-	-	-
FHLB advances	-	-	5,000	-	5,000
Other liabilities	-	-	-	27,309	27,309
Total liabilities	$412,937	$112,456	$382,894	$641,145	$1,549,432
Total cumulative liabilities	$412,937	$525,393	$908,287	$1,549,432

Interest sensitivity gap	$122,975	$171,971	$(2,265)	$(131,070)
Cumulative gap	$122,975	$294,946	$292,681	$161,611

Cumulative gap to total assets	7.2%	17.2%	17.1%	9.4%

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at September 30, 2020 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the September 30, 2020 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	1.8%	(0.6)%
Net income	5.1	(1.5)
Economic value at risk:
Economic value of equity	12.0	(20.4)
Economic value of equity as a percent of total assets	1.4	(2.3)

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At September 30, 2020, the Company’s risk-based capital ratio was 16.39%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning October 1, 2020, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$52,209	$942	1.8%
+100 basis points	51,857	590	1.2
Flat rate	51,267	-	-
-100 basis points	51,325	58	0.1
-200 basis points	50,953	(314)	(0.6)

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee. As of September 30, 2020, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the nine months ended September 30, 2020, the Company generated $116.1 million of cash. During the period, the Company’s operations provided approximately $8.1 million mostly from $29.8 million of net cash inflow from the components of net interest income offset by $4.8 million of originations of loans held for sale over proceeds, net non-interest expense/income related payments of $14.8 million and $2.2 million in quarterly estimated tax payments. Cash inflow from interest-earning assets, assets acquired, deposits, loan payments and the sale of securities were used to purchase investment securities and replace maturing and cash runoff of securities, fund the loan portfolio, pay down borrowings, invest in bank premises and equipment and make net dividend payments. The Company received a large amount of public deposits over the past four years. The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities. Starting in 2019, the Company made an effort to open new public accounts as ICS accounts and transfer some existing public accounts to ICS accounts in order to provide the customer with FDIC insurance and to free up the Company’s unencumbered securities to improve liquidity. Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs. The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

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

During the third quarter of 2020, there was an inflow of public deposits from normal seasonal activity that is expected to runoff during the fourth quarter of 2020. During the second and third quarters of 2020, the Company also experienced deposit inflow resulting from businesses and municipalities that received relief from the CARES Act. The Company is uncertain how long these deposits will stay and will continue to monitor deposit fluctuations for significant changes.

As of September 30, 2020, the Company maintained $131.8 million in cash and cash equivalents and $353.6 million of investments AFS and loans HFS. Also as of September 30, 2020, the Company had approximately $421.1 million available to borrow from the FHLB, $31.0 million from correspondent banks, $89.5 million from the FRB and $267.4 million from the Promontory One-Way Buy program. The combined total of $1.3 billion represented 76% of total assets at September 30, 2020. Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the nine months ended September 30, 2020, total shareholders' equity increased $54.8 million, or 51%, due principally to the $45.4 million in common stock issued as a result of the acquisition of MNB (See Footnote 9 “Acquisition” for more information), $7.9 million in net income added into retained earnings and the $4.2 million after tax improvement in the net unrealized gain position in the Company’s investment portfolio. Capital was further enhanced by $0.2 million from investments in the Company’s common stock via the Employee Stock Purchase (ESPP) and $0.9 million from stock-based compensation expense from the ESPP and restricted stock and SSARs. These items were partially offset by $3.9 million of cash dividends declared on the Company’s common stock. The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 49.3% for the nine months ended September 30, 2020. The balance of earnings is retained to further strengthen the Company’s capital position.

As of September 30, 2020, the Company reported a net unrealized gain position of $7.8 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $3.6 million as of December 31, 2019. The improvement during 2020 was from $4.2 million in net unrealized gains on AFS securities, net of tax. Higher net unrealized gains on all types of securities contributed to the net unrealized gains in investment portfolio. Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers. Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline. While volatility has existed in the yield curve within the past twelve months, a declining rate environment is expected and during the period of declining rates, the Company expects pricing in the bond portfolio to improve. There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities. To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans. The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants. During the first nine months of 2020, the Company acquired shares in the open market to fulfill the needs of the DRP. Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%. As of September 30, 2020 and December 31, 2019, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change. The following table depicts the capital amounts and ratios of the Company, on a consolidated basis, and the Bank as of September 30, 2020 and December 31, 2019:

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer*		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of September 30, 2020:

Total capital (to risk-weighted assets)
Consolidated	$156,888	16.4%	≥	$76,556	8.0%	≥	$100,480	10.5%		N/A	N/A
Bank	$156,597	16.4%	≥	$76,545	8.0%	≥	$100,465	10.5%	≥	$95,681	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$144,914	15.1%	≥	$43,063	4.5%	≥	$66,987	7.0%		N/A	N/A
Bank	$144,624	15.1%	≥	$43,056	4.5%	≥	$66,977	7.0%	≥	$62,193	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$144,914	15.1%	≥	$57,417	6.0%	≥	$81,341	8.5%		N/A	N/A
Bank	$144,624	15.1%	≥	$57,409	6.0%	≥	$81,329	8.5%	≥	$76,545	8.0%

Tier I capital (to average assets)
Consolidated	$144,914	8.9%	≥	$65,141	4.0%	≥	$65,141	4.0%		N/A	N/A
Bank	$144,624	8.9%	≥	$65,136	4.0%	≥	$65,136	4.0%	≥	$81,420	5.0%

As of December 31, 2019:

Total capital (to risk-weighted assets)
Consolidated	$111,910	15.8%	≥	$56,796	8.0%	≥	$74,545	10.5%		N/A	N/A
Bank	$112,188	15.8%	≥	$56,791	8.0%	≥	$74,538	10.5%	≥	$70,989	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$103,024	14.5%	≥	$31,948	4.5%	≥	$49,696	7.0%		N/A	N/A
Bank	$103,303	14.6%	≥	$31,945	4.5%	≥	$49,692	7.0%	≥	$46,143	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$103,024	14.5%	≥	$42,597	6.0%	≥	$60,346	8.5%		N/A	N/A
Bank	$103,303	14.6%	≥	$42,593	6.0%	≥	$60,340	8.5%	≥	$56,791	8.0%

Tier I capital (to average assets)
Consolidated	$103,024	10.4%	≥	$39,650	4.0%	≥	$39,650	4.0%		N/A	N/A
Bank	$103,303	10.3%	≥	$40,265	4.0%	≥	$40,265	4.0%	≥	$50,331	5.0%

* The minimums under Basel III increased by 0.625% (the capital conservation buffer) annually until 2019.

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2019 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended September 30, 2020.

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

The COVID-19 pandemic has negatively impacted the global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities and may result in the same or similar restrictions in the future. As a result, the demand for our products and services have been and may continue to be significantly impacted, which could adversely affect our revenue and results of operations. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain required to operate at diminished capacities or are required to close again, the impact on the global, national and local economies worsen, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize further impairments on the securities we hold as well as reductions in other comprehensive income. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

Due to the Company’s participation in the U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP"), the Company is subject to additional risks of litigation from its clients or other parties regarding the processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders. The Company participated as a lender in the PPP. Because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP along with the continually evolving nature of SBA the rules, interpretations and guidelines concerning this program, which exposes us to risks relating to noncompliance with the PPP. Since the launch of the PPP, several large banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. As such, we may be exposed to the risk of litigation, from both clients and non-clients that approached the Company regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Company also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, underwritten, certified by the borrower, funded, or serviced by the Company, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, certified by the borrower, funded, or serviced by FNBPA, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019; Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2020 and 2019; Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 and the Notes to the Consolidated Financial Statements. **

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Fidelity D & D Bancorp, Inc.

Date: November 6, 2020	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: November 6, 2020	/s/Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer