Form 10-K
period 2020-12-31
FIDELITY D & D BANCORP INC
filed 2021-03-19
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Large accelerated filer ☐	Non-accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on the attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was $192.3 million as of June 30, 2020, based on the closing price of $48.09. The number of shares of common stock outstanding as of February 28, 2021, was 4,995,511.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be used in connection with the 2021 Annual Meeting of Shareholders are incorporated herein by reference in partial response to Part III.

Fidelity D & D Bancorp, Inc.
2020 Annual Report on Form 10-K

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

▪acquisitions and integration of acquired businesses including but not limited to the recent acquisition of MNB Corporation (“MNB”);

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

The Bank has offered a full range of traditional banking services since it commenced operations in 1903. The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services. A full list of services provided by the Bank is detailed in the section entitled “Products and Services” contained within the 2020 Annual Report to Shareholders, incorporated by reference. The service area is comprised of the Borough of Dunmore and the surrounding communities within Lackawanna and Luzerne counties in Northeastern Pennsylvania and Northampton County in Eastern Pennsylvania. In 2020, the Company had 12.00% of Lackawanna County’s total deposit market share ranking 3rd in total deposits, 3.08% of Luzerne County’s total deposit market share ranking 11th in total deposits and 5.98% of Northampton County’s total deposit market share ranking 7th in total deposits. The Company had 265 full-time equivalent employees on December 31, 2020, which includes exempt officers, exempt, non-exempt and part-time employees.

In February 2021, the Company announced the execution of an agreement and plan of reorganization to acquire Landmark Bancorp, Inc. (“Landmark”) in a transaction valued on February 25, 2021 at $43.4 million. Under the terms of the agreement, Landmark shareholders will receive as consideration 0.272 shares of Fidelity common stock and $3.26 in cash for each share of Landmark common stock that they own as of the closing date. Landmark is the holding company of Landmark Community Bank (“Landmark Bank”) which operates 5 retail community banking offices in Northeastern Pennsylvania. Subject to the terms and conditions of the agreement, Landmark will merge with and into an acquisition subsidiary of the Company and Landmark Bank will merge with and into the Bank. The merger which is subject to approval of Landmark’s shareholders, regulatory approvals and other customary closing conditions, is currently expected to close in the third quarter of 2021.

On May 1, 2020, the Company completed its acquisition of MNB Corporation (“MNB”) of Bangor, Pennsylvania. MNB was a one-bank holding company organized under the laws of the Commonwealth of Pennsylvania and was headquartered in Bangor, PA. Its wholly owned subsidiary, founded in 1890, Merchants Bank of Bangor, was an independent community bank chartered under the laws of the Commonwealth of Pennsylvania. Merchants Bank conducted full-service commercial banking services through nine bank centers located in Northampton County, Pennsylvania. The acquisition expanded Fidelity Deposit and Discount Bank’s full-service footprint into Northampton County, Pennsylvania and the Lehigh Valley.

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

The banking industry is affected by general economic conditions including the effects of inflation, recession, unemployment, real estate values, trends in national and global economies and other factors beyond the Company’s control. The Company’s success is dependent, to a significant degree, on economic conditions in Northeastern Pennsylvania, especially within Lackawanna and Luzerne counties which the Company defines as its primary market area and Eastern Pennsylvania, especially Northampton County. An economic recession or a delayed economic recovery over a prolonged period of time in the Company’s market could cause an increase in the level of the Company’s non-performing assets and loan losses, and thereby cause operating losses, impairment of liquidity and erosion of capital. There are no concentrations of loans or customers that, if lost, would have a material adverse effect on the continued business of the Company. There is no material concentration within a single industry or a group of related industries that is vulnerable to the risk of a near-term severe impact.

The Company’s profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. The Company’s loan portfolio is comprised principally of residential real estate, consumer, commercial and commercial real estate loans. The properties underlying the Company’s mortgages are concentrated in Northeastern and Eastern Pennsylvania. Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly related to local economic conditions in the areas where the properties are located as well as the Company’s underwriting standards. Economic conditions affect the market value of the underlying collateral as well as the levels of adequate cash flow and revenue generation from income-producing commercial properties.

During 2020, the national economy grappled with the effects of the COVID-19 pandemic with the unemployment rate rising to 6.7% compared to 3.6% at the end of 2019. The unemployment rates in the Company’s local statistical markets, Scranton-Wilkes-Barre-Hazleton and Allentown-Bethlehem-Easton, rose to 7.6% and 6.2%, respectively, from 5.6% and 4.5%, respectively, at the end of 2019. The local economy has been volatile in recent years and generally lags the national market trends. The Company’s credit function strives to mitigate the negative impact of economic conditions by maintaining strict underwriting principles for commercial and consumer lending and ensuring that home mortgage underwriting adheres to the standards of secondary market makers. As it has in the past, the Company continued to pursue property foreclosure, wherever possible, to lessen the negative impact of foreclosed property ownership. However, during 2020, the Company respected the foreclosure and eviction moratoriums for all loans similar to those outlined in the CARES Act for Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage

Corporation (“FHLMC”) loans. Also, the pandemic forced the closure of courthouses which delayed the Company’s ability to affect foreclosures for those borrowers where CARES Act moratoriums would not reasonably apply. Refer to Item 1A, “Risk Factors” for material risks and uncertainties that management believes affect the Company.

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

The Company’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in Lackawanna and Luzerne Counties in Northeastern Pennsylvania and Northampton County in Eastern Pennsylvania. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. A significant decline in general economic conditions caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the

Company’s financial condition and results of operations.

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

Furthermore, from time to time, the Company’s common stock may be included in certain and various stock market indices. Inclusion in these indices may positively impact the price, trading volume, and liquidity of the Company’s common stock, in part, because index funds or other institutional investors often purchase securities that are in these indices. Conversely, if the Company’s market capitalization falls below the minimum necessary to be included in any of the indices at any annual reconstitution date, the opposite could occur. Further, the Company’s inclusion in indices may be weighted based on the size of its market capitalization, so even if the Company’s market capitalization remains above the amount required to be included on these indices, if its market capitalization is below the amount it was on the most recent reconstitution date, the Company’s common stock could be weighted at a lower level, holders attempting to track the composition of these indices will be required to sell the Company’s common stock to match the reweighting of the indices.

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

Risks related to the merger of MNB Corporation (MNB) into the Company

The combined company incurred and may continue to incur significant transaction and merger-related costs in connection with the merger.

The Company incurred and may continue to incur costs associated with combining the operations of the two companies. The Company formulated and is executing on detailed integration plans to deliver planned synergies. Additional unanticipated costs may be incurred in the integration of the businesses of the Company and MNB. The Company may continue to incur substantial expenses in pursuit of completing our plans. Although the Company expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, the net benefit may not be achieved in the near term, or at all.

Post-merger integration of the two companies may distract the Company’s management team from its other responsibilities.

Post-merger integration of the two companies could cause the management of the Company to focus their time and energies on matters related to integration that otherwise would be directed to its business and operations. Any such distraction on the part of management, if significant, could affect management’s ability to service existing business and develop new business and adversely affect the combined company’s business and earnings.

Post-merger integration and operations may fail to achieve expected results.

The success of the acquisition of MNB depends heavily on a smooth post-merger integration and operations of the combined bank. Benefits of the transaction to shareholders may not be realized if the post-merger integration and operations are not well executed or well received by each bank’s historical customers.

The Company may fail to realize the cost savings it expects to achieve from the merger.

The success of the merger depends, in part, on the Company’s ability to realize the estimated cost savings from combining the businesses of the Company and MNB. While the Company believes that the cost savings estimates are achievable, it is possible that the potential cost savings could be more difficult to achieve than the Company anticipates. The Company’s cost savings estimates also depend on its ability to combine the businesses of the Company and MNB in a manner that permits those cost savings to be realized. If the Company’s estimates are incorrect or it is unable to combine the two entities successfully, the anticipated cost savings may not be realized fully, or at all, or may take longer to realize than expected.

Combining the Company and MNB may be more difficult, costly, or time-consuming than expected.

The Company and MNB operated, until the completion of the merger, independently. Since the completion of the merger, the combination process could result in the loss of key employees, the disruption of the Company’s ongoing business, and inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with clients and employees or achieve the anticipated benefits of the merger. As with any merger of financial institutions, there also may be disruptions that cause the Company to lose customers or cause customers to withdraw their deposits from the Company, or other unintended consequences that could have a material adverse effect on the Company’s results of operations or financial condition.

Risks related to the merger of Landmark Bancorp, Inc. (Landmark) into the Company

The combined company will incur significant transaction and merger-related costs in connection with the merger.

The Company expects to incur costs associated with combining the operations of the two companies. The Company is formulating detailed integration plans to deliver planned synergies. Additional unanticipated costs may be incurred in the integration of the businesses of the Company and Landmark. Whether or not the merger is consummated, the Company will incur substantial expenses, such as legal, accounting, printing, contract termination fees, and financial advisory fees, in pursuing the merger. Although the Company expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, the net benefit may not be achieved in the near term, or at all.

Some of the conditions to closing of the merger may result in delay or prevent completion of the merger, which may adversely affect the value of the Company’s and Landmark’s securities.

Completion of the merger is conditioned upon the receipt of certain governmental consents and approvals, including consents and approvals required by the Federal Reserve Board, the FDIC, and the Pennsylvania Department of Banking and Securities. Failure to obtain these consents would prevent consummation of the merger. Even if the approvals are obtained, the effort involved may delay consummation of the merger. Governmental authorities may also impose conditions in connection with the merger that may adversely affect the combined company’s operations after the merger. However, the Company is not required to take any action or agree to any condition or restriction in connection with obtaining any approvals that would reasonably be expected to have a material adverse effect on the Company or the combined company.

The merger may distract the Company’s management team from its other responsibilities.

The merger could cause the management of the Company to focus their time and energies on matters related to the merger that otherwise would be directed to its business and operations. Any such distraction on the part of management, if significant, could affect management’s ability to service existing business and develop new business and adversely affect the combined company’s business and earnings following the merger.

If the merger is not completed, the Company and Landmark will have incurred substantial expenses without realizing the expected benefits.

The Company will incur substantial expenses in connection with the merger. The completion of the merger depends on the satisfaction of specified conditions and the receipt of regulatory approvals. The Company cannot guarantee that these conditions will be met. If the merger is not completed, these expenses could have a material adverse impact on the financial condition of the Company because it would not have realized the expected benefits from the merger.

In addition, if the merger is not completed, the Company may experience negative reactions from the financial markets and from their respective customers and employees. The Company also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against the Company to perform its obligations under the reorganization agreement. If the merger is not completed, the Company cannot assure its shareholders that the risks described above will not materialize and will not materially affect the business, financial results, and stock price of the Company.

Litigation against the Company or Landmark, or the members of the Company or Landmark board of directors, could prevent or delay the completion of the merger.

While the Company and Landmark believe that any claims that may be asserted by purported shareholder plaintiffs related to the merger would be without merit, the results of any such potential legal proceedings are difficult to predict and such legal proceedings could delay or prevent the merger from being completed in a timely manner. If litigation were to be commenced related to the merger, such litigation could affect the likelihood of obtaining the required approvals from the Company shareholders and Landmark shareholders. Moreover, any litigation could be time consuming and expensive, and could divert the attention of the management of the Company and Landmark away from their regular business. Any lawsuit adversely resolved against the Company, Landmark, or members of the Company or Landmark board of directors could have a material adverse effect on each party’s business, financial condition, and results of operations.

Post-merger integration and operations may fail to achieve expected results.

The success of the transaction depends heavily on a smooth post-merger integration and operations of the combined bank. Benefits of the transaction to shareholders may not be realized if the post-merger integration and operations are not well executed or well received by each bank’s historical customers.

The Company may fail to realize the cost savings it expects to achieve from the merger.

The success of the merger will depend, in part, on the Company’s ability to realize the estimated cost savings from combining the businesses of the Company and Landmark. While the Company believes that the cost savings estimates are achievable, it is possible that the potential cost savings could be more difficult to achieve than the Company anticipates. The Company’s cost savings estimates also depend on its ability to combine the businesses of the Company and Landmark in a manner that permits those cost savings to be realized. If the Company’s estimates are incorrect or it is unable to combine the two companies successfully, the anticipated cost savings may not be realized fully or at all or may take longer to realize than expected.

Combining the Company and Landmark may be more difficult, costly, or time-consuming than expected.

The Company and Landmark have operated, and, until the completion of the merger, will continue to operate, independently. Following the completion of the merger, the combination process could result in the loss of key employees, the disruption of the Company’s ongoing business, and inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with clients and employees or achieve the anticipated benefits of the merger. As with any merger of financial institutions, there also may be disruptions that cause the Company to lose customers or cause customers to withdraw their deposits from the Company, or other unintended consequences that could have a material adverse effect on the Company’s results of operations or financial condition.

Risks related to the COVID-19 pandemic

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

The Company also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, underwritten, certified by the borrower, funded, or serviced by the Company, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, certified by the borrower, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

As of December 31, 2020, the Company operated 20 full-service banking offices, of which ten were owned and ten were leased. With the exception of the Pittston branch, none of the lessors of the properties leased by the Company are affiliated with the Company and all of the properties are located in the Commonwealth of Pennsylvania. The Company is headquartered at its owner-occupied main branch located on the corner of Blakely and Drinker Streets in Dunmore, PA. We believe each of our facilities is suitable and adequate to meet our current operational needs.

The following table provides information with respect to the principal properties from which the Bank conducts business:

Location	Owned / leased*	Type of use	Full service	Drive-thru	ATM
Drinker & Blakely Streets, Dunmore, PA	Owned	Main Branch (1) (2)	x	x	x

111 Green Ridge St., Scranton, PA	Leased	Green Ridge Branch (2)	x	x	x

1311 Morgan Hwy., Clarks Summit, PA	Leased	Abington Branch	x	x	x

1232 Keystone Industrial Park Rd., Dunmore, PA	Owned	Keystone Industrial Park Branch	x	x	x

338 North Washington Ave., Scranton, PA	Owned	Financial Center Branch (3)	x		x

4010 Birney Ave., Moosic, PA	Owned	Moosic Branch	x	x	x

225 Kennedy Blvd., Pittston, PA	Leased (4)	Pittston Branch	x	x	x

1598 Main St., Peckville, PA	Leased	Peckville Branch	x	x	x

247 Wyoming Ave., Kingston, PA	Owned	Kingston Branch	x	x	x

400 S. Main St., Scranton, PA	Owned	West Scranton Branch (2)	x	x	x

2363 Memorial Hwy., Dallas, PA	Leased	Back Mountain Branch	x	x

1 South Mountain Blvd., Mountain Top, PA	Leased	Mountain Top Branch	x	x	x

303 Pennsylvania Ave., Bangor, PA 18013	Owned	Bangor Branch	x	x

2 West Broad St., Bethlehem, PA 18018	Leased	Bethlehem Branch	x		x

46 Centre Square, Easton, PA 18042	Leased	Easton Branch	x		x

1250 Braden Blvd., Easton, PA 18040	Owned	Forks Branch	x	x	x

6626 Main St., Martins Creek, PA 18063	Leased	Martins Creek Branch	x	x	x

2118 Delaware Dr., Mount Bethel, PA 18343	Owned	Mount Bethel Branch	x	x

44 South Broad St., Nazareth, PA 18064	Leased	Nazareth Branch	x		x

45 North Broadway, Wind Gap, PA 18091	Owned	Wind Gap Branch	x	x	x

*All of the owned properties are free of encumbrances. At the Green Ridge branch office, Back Mountain branch office, Mountain Top branch office and Pittston branch office, the Company leases the land from an unrelated third party, however the buildings are the Company’s own capital improvement.

(1)Executive and administrative, commercial lending, trust and asset management services are located at the Main Branch.

(2)This office has two automated teller machines (ATMs).

(3)Executive, mortgage and consumer lending, finance, operations and a full-service call center are located in this building.

(4)This property is subject to a lease with a company of which director, William J. Joyce, Sr., is a partner.

The Company also operates a wealth management office in Minersville, PA under a short-term lease agreement.

As of December 31, 2020, the Bank maintained four free standing 24-hour ATMs located at the following locations:

•The Shoppes at Montage, 1035 Shoppes Blvd., Moosic, PA;

•Mountain Plaza Shopping Mall, 307 Moosic St., Scranton, PA;

•Antonio’s Pizza, 45 Luzerne St., West Pittston, PA;

•Back Mountain, 32 Dallas Shopping Ctr., Dallas, PA.

Foreclosed assets held-for-sale includes other real estate owned (ORE). The Company had six ORE properties as of December 31, 2020, which stemmed from six unrelated borrowers. Upon possession, foreclosed properties are recorded on the Company’s balance sheet at the lower of cost or fair value. For a further discussion of ORE properties, see “Foreclosed assets held-for-sale”, located in the comparison of financial condition section of managements’ discussion and analysis.

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

The Company had approximately 1,408 shareholders at December 31, 2020 and 1,446 shareholders as of February 28, 2021. The number of shareholders is the actual number of individual shareholders of record. Each security depository is considered a single shareholder for purposes of determining the approximate number of shareholders.

Performance graph

The following graph and table compare the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the NASDAQ Composite and SNL Bank NASDAQ index (the SNL NASDAQ index) for the period of five fiscal years commencing January 1, 2016, and ending December 31, 2020. As of December 31, 2020, the SNL NASDAQ index consisted of 269 banks. A listing of the banks that comprise the SNL NASDAQ index can be found on the Company’s website at www.bankatfidelity.com and then on the bottom of the page clicking on, Investor Relations, Fidelity D & D Bancorp Stock, Stock Information, List of all companies in The SNL U.S. Bank NASDAQ index link at bottom of page. The graph illustrates the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2015, in each of: the Company’s common stock, the NASDAQ Composite and the SNL NASDAQ index. All cumulative total returns are computed assuming the reinvestment of dividends into the applicable securities. The shareholder return shown on the graph and table below is not necessarily indicative of future performance:

Total Return Performance
350.00
300.00
250.00
200.00
150.00
100.00
50.00
Index Value
Fidelity D & D Bancorp, Inc.
NASDAQ Composite Index
SNL Bank NASDAQ Index
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Fidelity D & D Bancorp, Inc.	100.00	108.61	191.72	303.43	299.26	317.12
NASDAQ Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
SNL Bank NASDAQ Index	100.00	138.65	145.97	123.04	154.47	132.56

ITEM 6: SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data. This financial data is derived in part from, and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report:

(dollars in thousands except per share data)

Balance sheet data:	2020	2019	2018	2017	2016
Total assets	$1,699,510	$1,009,927	$981,102	$863,637	$792,944
Total investment securities	392,420	185,117	182,810	157,385	130,037
Net loans and leases	1,105,450	743,663	718,317	638,172	595,541
Loans held-for-sale	29,786	1,643	5,707	2,181	2,854
Total deposits	1,509,505	835,737	770,183	730,146	703,459
Short-term borrowings	-	37,839	76,366	18,502	4,223
FHLB advances	5,000	15,000	31,704	21,204	-
Total shareholders' equity	166,670	106,835	93,557	87,383	80,631

Operating data for the year ended:
Total interest income	$49,496	$39,269	$35,330	$31,064	$27,495
Total interest expense	5,311	7,554	4,873	3,223	2,358
Net interest income	44,185	31,715	30,457	27,841	25,137
Provision for loan losses	5,250	1,085	1,450	1,450	1,025
Net interest income after provision for loan losses	38,935	30,630	29,007	26,391	24,112
Other income	14,668	10,193	9,200	8,367	8,005
Other operating expense	38,319	26,921	25,072	24,836	21,655
Income before income taxes	15,284	13,902	13,135	9,922	10,462
Provision for income taxes	2,249	2,326	2,129	1,206	2,769
Net income	$13,035	$11,576	$11,006	$8,716	$7,693

Per share data:
Net income per share, basic	$2.84	$3.06	$2.93	$2.35	$2.09
Net income per share, diluted	$2.82	$3.03	$2.90	$2.33	$2.09
Dividends declared	$5,378	$4,037	$3,708	$3,285	$3,061
Dividends per share	$1.14	$1.06	$0.98	$0.88	$0.83
Book value per share	$33.48	$28.25	$24.89	$23.40	$21.91
Weighted-average shares outstanding	4,586,224	3,779,582	3,752,704	3,711,490	3,679,507
Shares outstanding	4,977,750	3,781,500	3,759,426	3,734,478	3,680,707

Ratios:
Return on average assets	0.87%	1.18%	1.20%	1.03%	1.02%
Return on average equity	9.06%	11.49%	12.36%	10.34%	9.64%
Net interest margin (1) (2)	3.30%	3.52%	3.59%	3.66%	3.68%
Efficiency ratio (1)	63.92%	63.11%	62.10%	66.25%	63.20%
Expense ratio	1.58%	1.70%	1.73%	1.95%	1.81%
Allowance for loan losses to loans	1.27%	1.29%	1.34%	1.42%	1.55%
Dividend payout ratio	41.26%	34.88%	33.69%	37.69%	39.79%
Equity to assets	9.81%	10.58%	9.54%	10.12%	10.17%
Equity to deposits	11.04%	12.78%	12.15%	11.97%	11.46%

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses at December 31, 2020 is adequate and reasonable. Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

We account for business combinations under the purchase method of accounting. The application of this method of accounting requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are amortized, accreted or depreciated from those that are recorded as goodwill. Estimates of the fair values of assets acquired and liabilities assumed are based upon assumptions that management believes to be reasonable.

Goodwill is tested at least annually at November 30 for impairment, or more often if events or circumstances indicate there may be impairment. Impairment write-downs are charged to the consolidated statement of income in the period in which the impairment is determined. In testing goodwill for impairment, the Company performed a qualitative assessment, resulting in the determination that the fair value of its reporting unit exceeded its carrying amount. Accordingly, there is no goodwill impairment at December 31, 2020. Other acquired intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives and subject to periodic impairment testing.

All significant accounting policies are contained in Note 1, “Nature of Operations and Summary of Significant Accounting Policies”, within the notes to consolidated financial statements and incorporated by reference in Part II, Item 8.

The following discussion and analysis presents the significant changes in the financial condition and in the results of operations of the Company as of December 31, 2020 and 2019 and for each of the years then ended. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report.

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at December 31, 2020, 2019 and 2018 compared to 34% at December 31, 2017 and 2016.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

(dollars in thousands)	2020	2019	2018	2017	2016
Interest income (GAAP)	$49,496	$39,269	$35,330	$31,064	$27,495
Adjustment to FTE	1,095	750	718	1,281	1,124
Interest income adjusted to FTE (non-GAAP)	50,591	40,019	36,048	32,345	28,619
Interest expense (GAAP)	5,311	7,554	4,873	3,223	2,358
Net interest income adjusted to FTE (non-GAAP)	$45,280	$32,465	$31,175	$29,122	$26,261

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

(dollars in thousands)	2020	2019	2018	2017	2016
Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$38,319	$26,921	$25,072	$24,836	$21,655

Net interest income (GAAP)	44,185	31,715	30,457	27,841	25,137
Plus: taxable equivalent adjustment	1,095	750	718	1,281	1,124
Non-interest income (GAAP)	14,668	10,193	9,200	8,367	8,005
Net interest income (FTE) plus non-interest income (non-GAAP)	$59,948	$42,658	$40,375	$37,489	$34,266
Efficiency ratio (non-GAAP)	63.92%	63.11%	62.10%	66.25%	63.20%

The following table provides a reconciliation of the tangible common equity (non-GAAP) and the calculation of tangible book value per share:

(dollars in thousands)	2020	2019	2018	2017	2016
Tangible Book Value per Share (non-GAAP)
Total assets (GAAP)	$1,699,510	$1,009,927	$981,102	$863,637	$792,944
Less: Intangible assets, primarily goodwill	(8,787)	(209)	(209)	(209)	-
Tangible assets	1,690,724	1,009,718	980,893	863,428	792,944
Total shareholders' equity (GAAP)	166,670	106,835	93,557	87,383	80,631
Less: Intangible assets, primarily goodwill	(8,787)	(209)	(209)	(209)	-
Tangible common equity	$157,883	$106,626	$93,348	$87,174	$80,631

Common shares outstanding, end of period	4,977,750	3,781,500	3,759,426	3,734,478	3,680,707
Tangible Common Book Value per Share	$31.72	$28.20	$24.83	$23.34	$21.91

The following table provides a reconciliation of the Company’s earnings results under GAAP to comparative non-GAAP results excluding merger-related expenses and an FHLB prepayment penalty:

	2020				2019
(dollars in thousands except per share data)	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share
Results of operations (GAAP)	$15,284	$2,249	$13,035	$2.82	$13,902	$2,326	$11,576	$3.03
Add: Merger-related expenses	2,452	426	2,026	0.44	440	29	411	0.11
Add: FHLB prepayment penalty	481	101	380	0.08	-	-	-	-
Adjusted earnings (non-GAAP)	$18,217	$2,776	$15,441	$3.34	$14,342	$2,355	$11,987	$3.14

Comparison of Financial Condition as of December 31, 2020

and 2019 and Results of Operations for each of the Years then Ended

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

•Conducting meetings virtually.

The Company incurred approximately $0.3 million in non-interest expenses during 2020 to implement programs and provide supplies and services in order to respond to the pandemic.

Nationally, the unemployment rate grew from 3.6% at December 31, 2019 to 6.7% at December 31, 2020. The unemployment rates in the Scranton - Wilkes-Barre - Hazleton and the Allentown – Bethlehem - Easton Metropolitan Statistical Areas (local) increased and the Scranton – Wilkes-Barre - Hazleton rate remained at a higher level than the national unemployment rate. According to the U.S. Bureau of Labor Statistics, the local unemployment rates at December 31, 2020 were 7.6% and 6.2%, respectively, an increase of 2.0 and 1.7 percentage points from the 5.6% and 4.5%, respectively, at December 31, 2019. The national and local unemployment rates have risen as a result of the effects of the pandemic. The increase in unemployment and business restrictions has had an effect on spending in our market area and unemployment is expected to remain above the December 2019 levels for the next few months. Stimulus payments and enhanced unemployment benefits have supported the economy throughout 2020 and the government could continue to provide this support in 2021. The median home values in the Scranton-Wilkes-Barre-Hazleton metro and Allentown-Bethlehem-Easton metro each increased 12.2% from a year ago, according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, and values are expected to grow 15.4% and 13.9% in the next year. In light of these expectations, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

On May 1, 2020, the Company completed its previously announced acquisition of MNB Corporation (“MNB”). The merger expanded the Company’s full-service footprint into Northampton County, PA and the Lehigh Valley. Non-recurring costs to facilitate the merger and integrate systems of $2.5 million were incurred during 2020.

On February 26, 2021, the Company announced an agreement to acquire Landmark Bancorp, Inc. (“Landmark”). The Company expects to complete the merger with Landmark during the third quarter of 2021. The Company expects non-recurring costs to facilitate the anticipated merger and integrate systems in 2021 incurred by the Company to be $3.7 million. The Company remains committed to selectively expanding branch banking and wealth management locations in Northeastern and Eastern Pennsylvania as opportunities arrive going forward.

Non-recurring merger-related costs and a FHLB prepayment penalty incurred during 2020 are not a part of the Company’s normal operations. If these expenses had not occurred, adjusted net income (non-GAAP) for the years ended December 31, 2020 and 2019 would have been $15.4 million and $12.0 million, respectively. Adjusted diluted EPS (non-GAAP) would have been $3.34 and $3.14 for the years ended December 31, 2020 and 2019. For the same time periods, adjusted ROA (non-GAAP) would have been 1.03% and 1.22%, respectively, and adjusted ROE (non-GAAP) would have been 10.73% and 11.90%, respectively.

For the years ended December 31, 2020 and 2019, tangible common book value per share (non-GAAP) was $31.72 and $28.20, respectively. These non-GAAP measures should be reviewed in connection with the reconciliation of these non-GAAP ratios. See “Non-GAAP Financial Measures” located above within this management’s discussion and analysis.

During 2020, the Company’s assets grew by 68% primarily from assets acquired from the merger with MNB and additional growth in deposits and retained net earnings, which were used to fund growth in the loan portfolio. In 2021, we expect total loans (excluding loans acquired from Landmark) to decline as loans issued under the U.S. Small Business Administration Paycheck Protection Program (“PPP”) are forgiven. Net of PPP loans, the loan portfolio is expected to increase with funding provided primarily by deposit growth. We expect funds generated from operations, deposit growth along with calls and maturities will be used to replace, reinvest and grow the investment portfolio weighted heavier in municipal securities with net growth in mortgage-backed securities and agency securities as well. The cash flow from these securities will provide liquidity to reinvest. No short-term borrowings are expected in 2021 and FHLB advances will be paid off.

Non-performing assets represented 0.39% of total assets as of December 31, 2020, down from 0.50% at the prior year end. Non-performing assets to total assets was lower during 2020 mostly due to non-performing assets increasing slower than the growth in total assets. For 2021, management expects an increase in non-performing assets to total assets as a result of the stress from economic uncertainty resulting from the pandemic.

Branch managers, relationship bankers, mortgage originators and our business service partners are all focused on developing a mutually profitable full banking relationship. We understand our markets, offer products and services along with financial advice that is appropriate for our community, clients and prospects. The Company continues to focus on the trusted financial advisor model by utilizing the team approach of experienced bankers that are fully engaged and dedicated towards maintaining and growing profitable relationships.

The Company generated $13.0 million in net income in 2020, up $1.4 million, or 13%, from $11.6 million in 2019. In 2020, our larger and well diversified balance sheet from organic and inorganic growth contributed to the success of our earnings performance. The 2021 focus is to manage net interest income through a relatively flat forecasted rate cycle by controlling loan and deposit pricing to maintain a reasonable spread. Federal Open Market Committee (FOMC) officials began increasing interest rates at the end of 2015 in an attempt to return to a “normal” stance. Rate cuts of 50 and 100 basis points during the first quarter of 2020 at the start of the pandemic completely reversed the increases initiated by the FOMC at the end of 2015. From a financial condition and performance perspective, our mission for 2021 will be to continue to strengthen our capital position from strategic growth oriented objectives, implement creative marketing and revenue enhancing strategies, grow and cultivate more of our wealth management and business services and to manage credit risk at tolerable levels thereby maintaining overall asset quality.

For the near-term, we expect to continue to operate in a relatively low flat interest rate environment. The Company’s balance sheet is positioned to improve its net interest income performance, but reducing cost of funds may not keep pace with low yields that may compress net interest spread and margin. The Company expects net interest margin to decline for 2021. In March 2021, the American Rescue Plan Act of 2021 was approved by Congress and signed into law by President Biden. This legislation will provide many customers with the third round of economic impact payments since the pandemic began. This could cause a temporary surge in personal deposit balances which would increase our excess cash position and further compress net interest margin. Expectations are for short-term rates to remain flat throughout 2021, which could cause deposit rate pricing to decrease further.

Financial Condition

Consolidated assets increased $689.6 million, or 68%, to $1.7 billion as of December 31, 2020 from $1.0 billion at December 31, 2019. The increase in assets occurred primarily from assets acquired in the merger with MNB. Of the growth in net loans and leases, $132.1 million was from PPP loans that are mostly expected to be paid off during 2021. The asset growth was funded by utilizing growth in deposits of $673.8 million and $7.7 million in retained earnings, net of dividends declared.

The following table is a comparison of condensed balance sheet data as of December 31:

(dollars in thousands)
Assets:	2020	%	2019	%	2018	%
Cash and cash equivalents	$69,346	4.1%	$15,663	1.6%	$17,485	1.8%
Investment securities	392,420	23.1	185,117	18.3	182,810	18.6
Restricted investments in bank stock	2,813	0.2	4,383	0.4	6,339	0.6
Loans and leases, net	1,135,236	66.8	745,306	73.8	724,024	73.8
Bank premises and equipment	27,626	1.6	21,557	2.1	18,920	1.9
Life insurance cash surrender value	44,285	2.6	23,261	2.3	20,615	2.1
Other assets	27,784	1.6	14,640	1.5	10,909	1.2
Total assets	$1,699,510	100.0%	$1,009,927	100.0%	$981,102	100.0%

Liabilities:
Total deposits	$1,509,505	88.8%	$835,737	82.8%	$770,183	78.5%
Short-term borrowings	-	-	37,839	3.7	76,366	7.8
FHLB advances	5,000	0.3	15,000	1.5	31,704	3.2
Other liabilities	18,335	1.1	14,516	1.4	9,292	1.0
Total liabilities	1,532,840	90.2	903,092	89.4	887,545	90.5
Shareholders' equity	166,670	9.8	106,835	10.6	93,557	9.5
Total liabilities and shareholders' equity	$1,699,510	100.0%	$1,009,927	100.0%	$981,102	100.0%

A comparison of net changes in selected balance sheet categories as of December 31, are as follows:

			Earning				Short-term		FHLB
(dollars in thousands)	Assets	%	assets*	%	Deposits	%	borrowings	%	advances	%

2020	$689,583	68	$648,880	69	$673,768	81	$(37,839)	(100)	$(10,000)	(67)
2019	28,825	3	21,878	2	65,554	9	(38,527)	(50)	(16,704)	(53)
2018	117,465	14	112,078	14	40,037	5	57,864	313	10,500	50
2017	70,693	9	61,985	8	26,687	4	14,279	338	21,204	100
2016	63,586	9	64,736	10	82,784	13	(23,981)	(85)	-	-

* Earning assets include interest-bearing deposits with financial institutions, gross loans and leases, loans held-for-sale, available-for-sale securities and restricted investments in bank stock excluding loans placed on non-accrual status.

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

The following table represents the components of total deposits as of December 31:

	2020		2019
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$453,896	30.0%	$242,171	29.0%
Savings and clubs	179,676	11.9	104,854	12.5
Money market	340,654	22.6	180,478	21.6
Certificates of deposit	127,783	8.5	116,211	13.9
Total interest-bearing	1,102,009	73.0	643,714	77.0
Non-interest bearing	407,496	27.0	192,023	23.0
Total deposits	$1,509,505	100.0%	$835,737	100.0%

Total deposits increased $673.8 million, or 81%, from $835.7 million at December 31, 2019 to $1.5 billion at December 31, 2020. Non-interest bearing and interest-bearing checking accounts contributed the most to the deposit growth with increases of $215.5 million and $211.7 million, respectively. The Company acquired checking accounts from the merger with MNB and also added accounts in the Lehigh Valley after the merger. Expectations are that customers preferred to keep money in their checking accounts during this uncertain economic climate and did not spend as much as normal due to business and travel restrictions. Of the growth in non-interest bearing checking accounts, $116.8 million was new accounts in the Lehigh Valley. The remaining growth of over $98 million was primarily due to an increase in existing business and personal deposit account balances. The increase in interest-bearing checking accounts included $121.1 million in new deposits from the Lehigh Valley. The remaining increase of over $90 million was primarily due to seasonal tax cycles, business activity and relief from the CARES Act. Money market accounts increased $160.2 million, $97.7 million of which was added from the Lehigh Valley, and the remainder was mostly due to higher balances of personal and business accounts and shifts from other types of deposit accounts. The Company focuses on obtaining a full-banking relationship with existing customers as well as forming new customer relationships. Savings accounts increased $74.8 million due to $53.4 million in accounts added in the Lehigh Valley and also an increase in personal account balances. The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers. For 2021, the Company expects deposit growth to fund asset growth with expansion in the new Lehigh Valley market and the pending acquisition of Landmark. During the first half of 2021, management expects an increase in personal deposit balances from the third round of economic impact payments being distributed to customers. When pandemic-related restrictions are lifted, the Company anticipates personal spending to increase and therefore average deposit balances to decline. Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset this deposit growth.

Additionally, CDs also increased $11.6 million with $42.3 million from accounts in the Lehigh Valley partially offset by runoff as rates dropped during 2020 and promos reached maturity. The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program and Insured Cash Sweep (ICS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000. In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network. By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC. In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers. Deposits the Company receives from other institutions are considered reciprocal deposits by regulatory definitions. The Company did not have any CDARs as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, ICS reciprocal deposits represented $46.2 million and $19.7 million, or 3% and 2%, of total deposits which are included in interest-bearing checking accounts in the table above. The $26.5 million increase in ICS deposits is primarily due to public funds deposit transfers from other interest-bearing checking accounts to ICS accounts.

The maturity distribution of certificates of deposit at December 31, 2020 is as follows:

		More than	More than	More
	Three months	three months	six months to	than twelve
(dollars in thousands)	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$21,974	$10,359	$22,675	$14,002	$69,010
CDs of less than $100,000	11,108	10,238	13,459	23,927	58,732
Total CDs	$33,082	$20,597	$36,134	$37,929	$127,742

There is a remaining time deposit premium of $42 thousand that will be amortized into income on a level yield amortization method over the contractual life of the deposits that is not included in the table above.

Approximately 70% of the CDs, with a weighted-average interest rate of 0.90%, are scheduled to mature in 2021 and an additional 21%, with a weighted-average interest rate of 0.75%, are scheduled to mature in 2022. Renewing CDs are currently expected to re-price to lower market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products. The Company plans to address repricing CDs in the ordinary course of business on a relationship basis and is prepared to match rates when prudent to maintain relationships. Growth in CD accounts is challenged by the current and expected rate environment and clients’ preference for short-term rates, as well as aggressive competitor rates. The Company is not currently offering any CD promotions but may resume promotions in the future. The Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Short-term borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

The components of short-term borrowings are as follows:

	As of December 31,
(dollars in thousands)	2020	2019

Overnight borrowings	$-	$37,839

Short-term borrowings may include overnight balances with FHLB line of credit and/or correspondent bank’s federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations. Short-term borrowings decreased $37.8 million during 2020 as a result of deposit growth. The Company does not expect to have short-term borrowings in 2021.

Information with respect to the Company’s short-term borrowing’s maximum and average outstanding balances and interest rates are contained in Note 8, “Short-term Borrowings,” of the notes to consolidated financial statements incorporated by reference in Part II, Item 8.

FHLB advances

During 2020, the Company paid off $10.0 million in FHLB advances with a weighted average interest rate of 2.97%. During the second quarter of 2020, the Company acquired $7.6 million of FHLB advances from the merger that was subsequently paid off. At December 31, 2019, the Company had $15.0 million in FHLB advances with a weighted average interest rate of 3.01%. As of December 31, 2020, the Company had the ability to borrow an additional $428.7 million from the FHLB.

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

As of December 31, 2020, the carrying value of investment securities amounted to $392.4 million, or 23% of total assets, compared to $185.1 million, or 18% of total assets, at December 31, 2019. On December 31, 2020, 38% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of December 31, 2020 and 2019. The AFS securities were recorded with a net unrealized gain of $11.3 million and a net unrealized gain of $4.5 million as of December 31, 2020 and 2019, respectively. Of the net improvement in the unrealized gain position of $6.8 million, $4.5 million was net unrealized gains on municipal securities, $2.2 million was net unrealized gains on mortgages-backed securities and $0.1 million was net unrealized gains on agency securities. The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve. Generally, the values of debt securities move in the opposite direction of the changes in interest rates. As interest rates along the treasury yield curve decline, especially at the intermediate and long end, the values of debt securities tend to rise. Whether or not the value of the Company’s investment portfolio will continue to rise above its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio. When interest rates rise, the market values of the Company’s debt securities portfolio could be subject to market value declines.

As of December 31, 2020, the Company had $278.4 million in public deposits, or 18% of total deposits. Pennsylvania state law requires the Company to maintain pledged securities on these public deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers. As of December 31, 2020, the balance of pledged securities required for deposit accounts was $270.4 million, or 69% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary. Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired. If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized. During the year ended December 31, 2020, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During 2020, the carrying value of total investments increased $207.3 million, or 112%. The Company acquired securities with a fair value of $123.4 million as a result of the merger with MNB on May 1, 2020. The Company immediately sold $107.4 million of these securities. During the second quarter of 2020, the Company implemented an investment strategy to redeploy the acquired portfolio that was liquidated on May 1, 2020. The re-investment strategy was completed in the third quarter of 2020. The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company. Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile.

A comparison of total investment securities as of December 31 follows:

	2020		2019
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$147,260	37.5%	$124,240	67.1%
State & municipal subdivisions	199,713	50.9	54,718	29.6
Agency - GSE	45,447	11.6	6,159	3.3
Total	$392,420	100.0%	$185,117	100.0%

As of December 31, 2020, there were no investments from any one issuer with an aggregate book value that exceeded 10% of the Company’s shareholders’ equity.

The distribution of debt securities by stated maturity and tax-equivalent yield at December 31, 2020 are as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$204	4.19%	$5,154	3.43%	$141,902	2.75%	$147,260	2.77%
State & municipal subdivisions	-	-	1,003	6.02	22,456	1.67	176,254	3.51	199,713	3.31
Agency - GSE	-	-	6,336	2.70	33,634	1.09	5,477	1.45	45,447	1.35
Total debt securities	$-	-%	$7,543	3.18%	$61,244	1.50%	$323,633	3.14%	$392,420	2.88%

In the above table, the book yields on nontaxable state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 21%. In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Restricted investments in bank stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh. Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level. In addition, the Company earns a return or dividend based on the amount invested. Atlantic Community Bankers Bank (ACBB) stock totaling $45 thousand was acquired from the merger with MNB. The dividends received from the FHLB totaled $203 thousand and $343 thousand for the years ended December 31, 2020 and 2019, respectively. The balance in FHLB and ACBB stock was $2.8 million and $4.4 million as of December 31, 2020 and 2019, respectively.

Loans and leases

As of December 31, 2020, the Company had gross loans and leases totaling $1.1 billion compared to $754 million at December 31, 2019, an increase of $366 million, or 49%.

The increase resulted primarily from $210 million in loans acquired from the merger with MNB and $130 million in loans, net of deferred fees, originated under the PPP primarily during the second quarter 2020 that were still outstanding at year-end.

As of December 31, 2020, Company-originated loans, excluding the PPP loans, totaled $781 million compared with $754 million as of December 31, 2019, an increase of $27 million, or 4%, primarily in the residential real estate loan held-for-investment portfolio, resulting from loan modifications to refinance existing loans at market rates to qualified customers.

A comparison of loan originations, net of participations is as follows for the periods indicated:

	2020	2019
(dollars in thousands)	Amount	Amount
Loans:
Commercial and industrial	$198,785	$19,497
Commercial real estate	32,236	14,910
Consumer	48,725	58,188
Residential real estate	201,440	54,872
	481,186	147,467
Lines of credit:
Commercial	36,622	60,893
Residential construction	31,444	19,555
Home equity and other consumer	22,859	12,228
	90,925	92,676
Total originations closed	$572,111	$240,143

Commercial and industrial and commercial real estate

As of December 31, 2020, the commercial loan portfolio totaled $663 million and consisted of commercial and industrial (C&I) and commercial real estate (CRE) loans. Company-originated loans totaled $502 million and acquired loans from MNB totaled $161 million. As of December 31, 2019, the commercial loan portfolio totaled $358 million. and therefore, loans originated by the Company experienced a $144 million, or 40%, year-over-year increase.

Company-originated loans, net of fees, excluding $130 million in PPP loans, which were recorded as C&I loans, increased $14 million, or 4%, from $358 million as of December 31, 2019 to $372 million as of December 31, 2020.

This increase resulted primarily from the origination of a $7.2 million C&I loan and $6.5 million CRE loan during the fourth quarter.

Paycheck Protection Program Loans

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (SBA) to temporarily guarantee loans under a new 7(a) loan program called the PPP.

As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly payroll costs, or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%; (b) a two-year loan term to maturity for loans originated before June 5th and a five-year maturity for loans originated beginning on June 5th; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA guaranteed 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrowers’ PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP, so long as the employer maintains or quickly rehires employees and maintains salary levels and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.

During the second and third quarter, the Company originated 1,551 loans totaling $159 million under the Paycheck Protection Program, and during the fourth quarter, the Company began the process of submitting PPP forgiveness applications to the SBA. As of December 31, 2020, the remaining principal balance of these loans was $132 million as the Company received full and partial forgiveness totaling $27 million, or 17% of the balance originated.

As a PPP lender, the Company received fee income of approximately $5.6 million. The Company recognized $3.3 million of PPP fee income during the second, third, and fourth quarters of 2020 with the remaining amount to be recognized in future quarters. Unearned fees attributed to PPP loans net of fees paid to referral sources, as prescribed by the SBA under the PPP program, was $2.2 million as of December 31, 2020.

The PPP loans originated by size were as follows as of December 31, 2020:

(dollars in thousands)	Balance originated	Current balance	Total SBA fee	SBA fee recognized

$150,000 or less	$46,516	$37,381	$2,326	$1,337
Greater than $150,000 but less than $2,000,000	80,931	63,097	2,970	1,805
$2,000,000 or higher	31,656	31,656	316	155
Total PPP loans originated	$159,103	$132,134	$5,612	$3,297

As part of the Economic Relief Act, which became law on December 27, 2020, an additional $284 billion was allocated to a reauthorized and revised PPP. On January 19, 2021, the Company began processing and originating PPP loans, and through February 28, 2021, the Company has originated 699 loans totaling $65.9 million with expected fee income of $3.4 million.

Consumer

As of December 31, 2020, the consumer loan portfolio totaled $216 million and consisted of home equity installment, home equity line of credit, auto, direct finance leases and other consumer loans. Company-originated loans totaled $205 million and acquired loans from MNB totaled $11 million. As of December 31, 2019, the consumer loan portfolio totaled $212 million. The $4 million, or 2%, increase in the consumer loan portfolio was due to the MNB acquisition.

Net of MNB-acquired loans, company-originated loans decreased by $7 million, or 3%. This reduction in company-originated consumer loans was primarily the result of net runoff in the auto loan portfolio, the result of COVID-19’s impact on car sales during the second and third quarters of 2020.

Residential

As of December 31, 2020, the residential loan portfolio totaled $242 million and consisted primarily of held-for-investment residential loans for primary residences. Company-originated loans totaled $204 million and acquired loans from MNB totaled $38 million. As of December 31, 2019, the residential loan portfolio totaled $185 million. The $57 million, or 31%, increase in the residential loan portfolio was primarily due to the MNB acquisition.

Net of MNB-acquired loans, Company-originated loans increased by $19 million, or 10%, mainly due to $29 million in 145 mortgage modifications to refinance existing loans at market rates to qualified customers.

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

A comparison of loans and related percentage of gross loans, at December 31, for the five previous periods is as follows:

	2020						2019
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
	Originated		Acquired		Total
Commercial and industrial	$257,277	28.2%	$23,480	11.2%	$280,757	25.0%	$122,594	16.2%
Commercial real estate:
Non-owner occupied	104,653	11.5	87,490	41.7	192,143	17.1	99,801	13.2
Owner occupied	136,305	15.0	43,618	20.8	179,923	16.1	130,558	17.3
Construction	3,965	0.4	6,266	3.0	10,231	0.9	4,654	0.6
Consumer:
Home equity installment	34,561	3.8	5,586	2.6	40,147	3.6	36,631	4.9
Home equity line of credit	44,931	4.9	4,794	2.3	49,725	4.4	47,282	6.3
Auto	98,192	10.8	194	0.1	98,386	8.8	105,870	14.0
Direct finance leases	20,095	2.2	-	-	20,095	1.8	16,355	2.2
Other	7,411	0.8	191	0.1	7,602	0.7	5,634	0.7
Residential:
Real estate	180,414	19.8	38,031	18.1	218,445	19.5	167,164	22.2
Construction	23,117	2.6	240	0.1	23,357	2.1	17,770	2.4
Gross loans	910,921	100.0%	209,890	100.0%	1,120,811	100.0%	754,313	100.0%
Less:
Allowance for loan losses	(14,202)		-		(14,202)		(9,747)
Unearned lease revenue	(1,159)		-		(1,159)		(903)
Net loans	$895,560		$209,890		$1,105,450		$743,663

Loans held-for-sale	$29,786		$-		$29,786		$1,643

	2018		2017		2016
(dollars in thousands)	Amount	%	Amount	%	Amount	%

Commercial and industrial	$126,884	17.4%	$113,601	17.5%	$98,477	16.3%
Commercial real estate:
Non-owner occupied	95,515	13.1	92,851	14.3	87,220	14.4
Owner occupied	124,092	17.0	109,383	16.9	113,104	18.7
Construction	6,761	0.9	6,228	1.0	3,987	0.7
Consumer:
Home equity installment	32,729	4.5	27,317	4.2	28,466	4.7
Home equity line of credit	52,517	7.2	53,273	8.2	51,609	8.5
Auto	105,576	14.5	79,340	12.3	53,885	8.9
Direct finance leases	17,004	2.3	13,575	2.1	10,367	1.7
Other	6,314	0.9	5,604	0.9	13,301	2.2
Residential:
Real estate	145,951	20.0	136,901	21.1	134,475	22.2
Construction	15,749	2.2	9,931	1.5	10,496	1.7
Gross loans	729,092	100.0%	648,004	100.0%	605,387	100.0%
Less:
Allowance for loan losses	(9,747)		(9,193)		(9,364)
Unearned lease revenue	(1,028)		(639)		(482)
Net loans	$718,317		$638,172		$595,541

Loans held-for-sale	$5,707		$2,181		$2,854

*Management reclassified $2.5 million which had been included in non-owner occupied commercial real estate during the second and third quarter of 2020 to owner occupied commercial real estate during the fourth quarter of 2020.

The following table sets forth the maturity distribution of select components of the loan portfolio at December 31, 2020. Excluded from the table are residential real estate and consumer loans:

		More than
	One year	one year to	More than
(dollars in thousands)	or less	five years	five years	Total
Commercial and industrial	$55,058	$179,933	$45,766	$280,757
Commercial real estate	131,329	175,227	65,510	372,066
Commercial real estate construction *	10,231	-	-	10,231
Residential real estate construction *	23,357	-	-	23,357
Total	$219,975	$355,160	$111,276	$686,411

*In the table above, both residential and CRE construction loans are included in the one year or less category since, by their nature, these loans are converted into residential and CRE loans within one year from the date the real estate construction loan was consummated. Upon conversion, the residential and CRE loans would normally mature after five years.

The following table sets forth the total amount of C&I and CRE loans due after one year which have predetermined interest rates (fixed) and floating or adjustable interest rates (variable) as of December 31, 2020:

	One to five	More than
(dollars in thousands)	years	five years	Total

Fixed interest rate	$175,807	$47,461	$223,268
Variable interest rate	179,353	63,815	243,168
Total	$355,160	$111,276	$466,436

Non-refundable fees and costs associated with all loan originations are deferred. Using either the interest method or straight-line amortization, the deferral is released as credits or charges to loan interest income over the life of the loan.

There are no concentrations of loans or customers to several borrowers engaged in similar industries exceeding 10% of total loans that are not otherwise disclosed as a category in the tables above. There are no concentrations of loans that, if resulted in a loss, would have a material adverse effect on the business of the Company. The Company’s loan portfolio does not have a material concentration within a single industry or group of related industries or customers that is vulnerable to the risk of a near-term severe negative business impact. As of December 31, 2020, approximately 66% of the gross loan portfolio was secured by real estate compared to 67% at December 31, 2019 and 66% at December 31, 2018.

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

As of December 31, 2020 and 2019, loans HFS consisted of residential mortgages with carrying amounts of $29.8 million and $1.6 million, respectively, which approximated their fair values. During the year ended December 31, 2020, residential mortgage loans with principal balances of $155.1 million were sold into the secondary market and the Company recognized net gains of $3.5 million, compared to $52.4 million and $0.8 million, respectively, during the year ended December 31, 2019. During the year ended December 31, 2020, the Company also sold one SBA guaranteed loan with a principal balance of $0.6 million and recognized a net gain of $93 thousand compared to two SBA guaranteed loans with principal balances of $0.3 million and recognized a net gain on the sale of $34 thousand during the year ended December 31, 2019.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster personal relationships. At December 31, 2020 and 2019, the servicing portfolio balance of sold residential mortgage loans was $366.5 million and $302.3 million, respectively, with mortgage servicing rights of $1.3 million and $1.0 million for the same periods, respectively.

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

Acquired loans are initially recorded at their acquisition date fair values with no carryover of the existing related allowance for loan losses. Fair values are based on a discounted cash flow methodology that involves assumptions and judgements as to credit risk, expected lifetime losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. Upon acquisition, in accordance with GAAP, the Company has individually determined whether each acquired loan is within the scope of ASC 310-30. These loans are deemed purchased credit impaired loans and the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non accretable discount.

Acquired ASC 310-20 loans, which are loans that did not meet the criteria of ASC 310-30, were pooled into groups of similar loans based on various factors including borrower type, loan purpose, and collateral type. These loans are initially recorded at fair value and include credit and interest rate marks associated with purchase accounting adjustments. Purchase premiums or discounts are subsequently amortized as an adjustment to yield over the estimated contractual lives of the loans. There is no allowance for loan losses established at the acquisition date for acquired performing loans. An allowance for loan losses is recorded for any credit deterioration in these loans after acquisition. As of December 31, 2020, no allowance was recorded for credit deterioration in acquired loans.

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

The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated:

(dollars in thousands)	2020		2019		2018		2017		2016

Balance at beginning of period	$9,747		$9,747		$9,193		$9,364		$9,527

Charge-offs:
Commercial and industrial	(372)		(184)		(196)		(143)		(224)
Commercial real estate	(465)		(597)		(268)		(635)		(592)
Consumer	(296)		(398)		(391)		(658)		(504)
Residential	(35)		(330)		(371)		(309)		(60)
Total	(1,168)		(1,509)		(1,226)		(1,745)		(1,380)

Recoveries:
Commercial and industrial	26		32		77		10		55
Commercial real estate	30		317		42		47		37
Consumer	120		67		211		67		100
Residential	197		8		-		-		-
Total	373		424		330		124		192
Net charge-offs	(795)		(1,085)		(896)		(1,621)		(1,188)
Provision for loan losses	5,250		1,085		1,450		1,450		1,025
Balance at end of period	$14,202		$9,747		$9,747		$9,193		$9,364

Allowance for loan losses to total loans	1.27%		1.29%		1.34%		1.42%		1.55%
Net charge-offs to average total loans outstanding	0.08%		0.15%		0.13%		0.25%		0.21%
Average total loans	$1,019,373		$732,152		$687,853		$639,477		$575,756
Loans 30 - 89 days past due and accruing	$1,598		$1,366		$5,938		$2,893		$2,241
Loans 90 days or more past due and accruing	$61		$-		$1		$6		$19
Non-accrual loans	$3,769		$3,674		$4,298		$3,441		$7,370
Allowance for loan losses to non-accrual loans	3.77	x	2.65	x	2.27	x	2.67	x	1.27	x
Allowance for loan losses to non-performing loans	3.71	x	2.65	x	2.27	x	2.67	x	1.27	x

For the year ended December 31, 2020, the allowance increased $4.5 million, or 46%, to $14.2 million from $9.7 million at December 31, 2019 due to provisioning of $5.3 million partially offset by $0.8 million in net charge-offs.

For the year ended December 31, 2020, total loans, which represent gross loans less unearned lease revenue, increased $366 million, or 49%, to $1.1 billion compared to $753 million at December 31, 2019.

The increase in the loan portfolio resulted primarily from $210 million in loans, net of deferred costs, acquired in the merger with MNB and $130 million in loans originated under the PPP, net of deferred fees, primarily during the second quarter 2020.

Loans acquired from the MNB merger (performing and non-performing) were initially recorded at their acquisition-date fair values. Because there is no initial credit valuation allowance recorded under this method, the Company establishes a post-acquisition allowance of loan losses to record losses which may subsequently arise on the acquired loans. Since no deterioration was noted for any such loans following acquisition, no allowance for loan and lease losses was provided at this time.

PPP loans made to eligible borrowers have a 100% SBA guarantee. Given this guarantee, no allowance for loan and lease losses was recorded for these loans.

For the year ended December 31, 2020, the loan portfolio increased by 49% while the allowance for loan losses increased by 46% during the same period. This caused the allowance for loan and lease losses to decrease slightly as a percentage of total loans to 1.27% from 1.29% at December 31, 2019. Loan growth exceeded allowance for loan and lease losses growth because $340 million in loans, or 30% of the loan portfolio, included loans acquired from the MNB merger and PPP loans.

As of December 31, 2020, the loan portfolio, net of PPP loans and MNB acquired loans, totaled $780 million, an increase of $27 million, or 4%, from $754 million as of December 31, 2019.

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

During the second quarter of 2020, management increased the qualitative factors associated with its loan portfolio, despite the decrease in the Company-originated loan portfolio, to recognize higher inherent risk characteristics for loans that were deemed to have greater exposure to the economic impact of the COVID-19 pandemic. These characteristics included loans that received forbearance of any kind (see COVID-19 Accommodations in this section below), loans that were in high risk industries, and loans that had prior delinquency of over 60 days. High risk industries include hotel accommodations, food service, energy, recreation, certain parts of the transportation segment, and other service industries. The duration and severity of the recession or the ultimate path of the recovery remained uncertain.

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

During the fourth quarter of 2020, management increased the qualitative factors associated with its loan portfolio by estimating higher inherent risk characteristics for loans that received COVID-related deferrals during the fourth quarter (both first time and additional deferrals). Management further modeled the potential impact on the existing loan portfolio given the prolonged duration of the COVID-19 pandemic and the associated restrictions, with a greater relative increase in qualitative factors to the commercial portfolio compared to the residential and consumer portfolios.

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

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

		% of Total		% of Total
		Net		Net
(dollars in thousands)	2020	Charge-offs	2019	Charge-offs
Net charge-offs
Commercial and industrial	$(346)	43%	$(152)	14%
Commercial real estate	(435)	55	(280)	26
Consumer	(176)	22	(331)	30
Residential	162	(20)	(322)	30
Total net charge-offs	$(795)	100%	$(1,085)	100%

For the year ended December 31, 2020, net charge-offs against the allowance totaled $0.8 million compared with $1.1 million for the year ended December 31, 2019, representing a $0.3 million, or 27%, decrease. The decrease was attributed to a $0.2 million recovery during the first quarter of 2020 in the form of a reimbursement from the Federal National Mortgage Association (“FNMA”) for previously sold mortgages charged-off during the third quarter of 2019. Excluding this recovery, net charge-offs for the year ended December 31, 2020 would have shown an improvement, decreasing by $0.1 million, or 9%, over the prior year.

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

	2020		2019		2018		2017		2016
		Category		Category		Category		Category		Category
		% of		% of		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$6,383	34%	$3,933	31%	$3,901	31%	$4,060	32%	$4,808	34%
Commercial and industrial	2,407	25	1,484	16	1,432	18	1,374	17	1,131	16
Consumer	2,552	19	2,013	28	2,548	29	2,063	28	1,788	26
Residential real estate	2,781	22	2,278	25	1,844	22	1,608	23	1,357	24
Unallocated	79	-	39	-	22	-	88	-	112	-
Total	$14,202	100%	$9,747	100%	$9,747	100%	$9,193	100%	$9,196	100%

The allocation of the allowance for the commercial loan portfolio, which is comprised of CRE and C&I loans, accounted for approximately 62% of the total allowance for loan losses at December 31, 2020, which represents a six percentage point increase from 56% of the total allowance for loan losses at December 31, 2019 and a seven percentage point increase from the 55% of the total allowance for loan and lease losses at December 31, 2018.

The increase in the allowance allocated to the commercial portfolio was attributed to the recognition of increased inherent risk due to the economic impact of the COVID-19 pandemic.

The allocation of the allowance for the consumer loan portfolio, accounted for approximately 18% of the total allowance for loan losses at December 31, 2020, which represents a three percentage point decrease from 21% of the total allowance for loan losses at December 31, 2019 and a eight percentage point decrease from 26% of the total allowance for loan losses at December 31, 2018.

The decrease in the allowance allocated to the consumer loan portfolio was attributed to the relative decrease in the percentage of consumer loans in the portfolio.

The allocation of the allowance for the residential real estate portfolio, accounted for approximately 20% of the total allowance for loan losses at December 31, 2020, which represents a three percentage point decrease from 23% of the total allowance for loan losses at December 31, 2019 and a one percentage point increase from 19% of the total allowance for loan losses at December 31, 2018.

The year-over-year decrease in the allowance allocated to the residential real estate portfolio was attributed to the relative decrease in the percentage of residential loans in the portfolio.

The unallocated amount represents the portion of the allowance not specifically identified with a loan or groups of loans. The unallocated reserve was less than 1% of the total allowance for loan losses at December 31, 2020, unchanged from less than 1% of the total allowance for loan losses at December 31, 2019 and December 31, 2018.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructurings (TDRs), other real estate owned (ORE) and repossessed assets.

The following table sets forth non-performing assets at December 31:

(dollars in thousands)	2020	2019	2018	2017	2016

Loans past due 90 days or more and accruing	$61	$-	$1	$6	$19
Non-accrual loans *	3,769	3,674	4,298	3,441	7,370
Total non-performing loans	3,830	3,674	4,299	3,447	7,389
Troubled debt restructurings	2,571	991	1,830	1,871	1,823
Other real estate owned and repossessed assets	256	369	190	973	1,306
Total non-performing assets	$6,657	$5,034	$6,319	$6,291	$10,518

Total loans, including loans held-for-sale	$1,149,438	$755,053	$755,053	$733,771	$649,546
Total assets	$1,699,510	$1,009,927	$981,102	$863,637	$792,944
Non-accrual loans to total loans	0.33%	0.49%	0.57%	0.47%	1.13%
Non-performing loans to total loans	0.33%	0.49%	0.57%	0.47%	1.14%
Non-performing assets to total assets	0.39%	0.50%	0.64%	0.73%	1.33%

* In the table above, the amount includes non-accrual TDRs of $0.7 million, $0.6 million, $1.7 million, $1.6 million and $1.5 million as of 2020, 2019, 2018, 2017 and 2016, respectively.

In the review of loans for both delinquency and collateral sufficiency, management concluded that there were several loans that lacked the ability to repay in accordance with contractual terms. The decision to place loans on non-accrual status is made on an individual basis after considering factors pertaining to each specific loan. Generally, commercial loans are placed on non-accrual status when management has determined that payment of all contractual principal and interest is in doubt or the loan is past due 90 days or more as to principal and interest, unless well-secured and in the process of collection. Consumer loans secured by residential real estate and residential mortgage loans are placed on non-accrual status at 90 days past due as to principal and interest, and unsecured consumer loans are charged-off when the loan is 90 days or more past due as to principal and interest. Uncollected interest income accrued on all loans placed on non-accrual is reversed and charged to interest income.

Non-performing assets represented 0.39% of total assets at December 31, 2020 compared with 0.50% at December 31, 2019. The year-over-year improvement in the non-performing assets ratio was the result of the $690 million, or 68%, increase in total assets to $1.7 billion at December 31, 2020 outpacing the $1.7 million, or 32%, increase in non-performing assets.

As of December 31, 2020, non-performing assets increased to $6.7 million from $5.0 million at December 31, 2019. The $1.7 million year-over-year increase resulted from a $1.6 million increase in accruing TDRs and a $0.1 million increase in non-accrual loans.

From December 31, 2019 to December 31, 2020, non-accrual loans increased $0.1 million, or 3%, from $3.7 million to $3.8 million. At December 31, 2020, there were a total of 46 loans to 38 unrelated borrowers with balances that ranged from less than $1 thousand to $0.5 million. At December 31, 2019, there were a total of 44 loans to 34 unrelated borrowers with balances that ranged from less than $1 thousand to $0.5 million. The $0.1 million increase in non-accrual loans was the result of $2.9 million in new non-accruals, $0.2 million in expenses added to balances, $1.7 million in payments, $0.8 million in charge-offs and $0.5 million in transfers to ORE.

There were two direct finance leases totaling $61 thousand that were over 90 days past due as of December 31, 2020 compared to no loans over 90 days past due as of December 31, 2019. The Company seeks payments from all past due customers through an aggressive customer communication process. A past due loan will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

The composition of non-performing loans as of December 31, 2020 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$280,757	$-	$590	$590	0.21%
Commercial real estate:
Non-owner occupied	192,143	-	846	846	0.44%
Owner occupied	179,923	-	1,123	1,123	0.62%
Construction	10,231	-	-	-	-
Consumer:
Home equity installment	40,147	-	61	61	0.15%
Home equity line of credit	49,725	-	395	395	0.79%
Auto loans	98,386	-	27	27	0.03%
Direct finance leases *	18,936	61	-	61	0.32%
Other	7,602	-	-	-	-
Residential:
Real estate	218,445	-	727	727	0.33%
Construction	23,357	-	-	-	-
Loans held-for-sale	29,786	-	-	-	-
Total	$1,149,438	$61	$3,769	$3,830	0.33%

*Net of unearned lease revenue of $1.2 million.

Payments received from non-accrual loans are recognized on a cost recovery method. Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. If the non-accrual loans that were outstanding as of December 31, 2020 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $186 thousand.

The following tables set forth the activity in accruing and non-accruing TDRs as of the period indicated:

As of and for the year ended December 31, 2020
	Accruing		Non-accruing
	Commercial	Commercial	Commercial	Commercial	Consumer
(dollars in thousands)	& industrial	real estate	real estate	& industrial	installment	Total
Troubled Debt Restructures:
Beginning balance	$-	$991	$561	$-	$-	$1,552
Additions	-	1,600	2	206	-	1,808
Pay downs / payoffs	-	(20)	(8)	-	-	(28)
Charge offs	-	-	(99)	-	-	(99)
Ending balance	$-	$2,571	$456	$206	$-	$3,233
Number of loans	-	8	2	2	-	12

As of and for the year ended December 31, 2019
	Accruing		Non-accruing
	Commercial	Commercial	Commercial	Residential	Consumer
(dollars in thousands)	& industrial	real estate	real estate	real estate	installment	Total
Troubled Debt Restructures:
Beginning balance	$24	$1,806	$520	$764	$413	$3,527
Additions	-	32	57	-	-	89
Transfers	-	(645)	421	(430)	-	(654)
Pay downs / payoffs	(24)	(202)	(76)	(316)	(413)	(1,031)
Charge offs	-	-	(361)	(18)	-	(379)
Ending balance	$-	$991	$561	$-	$-	$1,552
Number of loans	-	6	2	-	-	8

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

From December 31, 2019 to December 31, 2020, TDRs increased $1.7 million, or 108%, due to two loans totaling $1.6 million to a single commercial borrower modified during the third quarter being designated as TDRs and two loans totaling $0.2 million to a single commercial borrower modified during the fourth quarter being designated as TDRs. At December 31, 2019, there were a total of 8 TDRs by 7 unrelated borrowers with balances that ranged from $80 thousand to $0.5 million. At December 31, 2020, there were a total of 12 TDRs by 9 unrelated borrowers with balances that ranged from $5 thousand to $1.3 million.

Loans modified in a TDR may or may not be placed on non-accrual status. At December 31, 2020, there were four TDRs totaling $0.7 million that were on non-accrual status compared to two TDRs totaling $0.6 million at December 31, 2019.

Beginning the week of March 16, 2020, the Company began receiving requests for temporary modifications to the repayment structure for borrower loans. Modification terms included interest only or full payment deferral for up to 6 months. As of December 31, 2020, the Company had 10 temporary modifications with principal balances totaling $2.2 million outstanding, which included 5 additional deferral requests for temporary forbearance modifications totaling $0.7 million and 7 first requests for temporary forbearance modifications totaling $1.5 million.

Details with respect to the actual loan modifications are as follows:

Types of Loans	Number of Loans	Deferral Period	Balance	Percentage of Tier 1 Capital
Commercial Purpose	7	Up to 6 months	$2,155	1.4%
Consumer Purpose	3	Up to 6 months	51	0.0%
	10		$2,206	1.5%

The following table provides information with respect to the Company’s commercial COVID-19 accommodations by sector at December 31, 2020.

(dollars in thousands)	Count	Balance	Percentage of Tier 1 Capital

Retail Trade	2	$1,440	0.9%
Accommodation and Food Services	1	298	0.2%
Real Estate Rental and Leasing	2	304	0.2%
Finance and Insurance	2	113	0.1%
Total commercial accommodations	7	$2,155	1.4%

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

Foreclosed assets held-for-sale

From December 31, 2019 to December 31, 2020, foreclosed assets held-for-sale (ORE) declined from $349 thousand to $256 thousand, a $93 thousand, or 27%, decrease. Two properties to two unrelated borrowers for $338 thousand were added during the second quarter and eight properties to four unrelated borrowers for $432 thousand were added during the third quarter. Two properties were sold for $250 thousand during the first quarter, two properties were sold for $281 thousand during the second quarter, one property securing one loan was sold for $14 thousand during the third quarter, and two properties were sold for $37 thousand in the fourth quarter. The Company also sold one of two properties securing one loan for $142 thousand and two of four properties securing another loan relationship for $82 thousand in the third quarter, and one of four properties securing one loan relationship for $20 thousand in fourth quarter. Further, one foreclosed asset was written down by $14 thousand to fair market value in the third quarter and one foreclosed asset was written down by $22 thousand to fair market value in the fourth quarter.

The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	2020		2019
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$349	7	$190	6

Additions	770	10	1,229	6
Pay downs	(1)		(18)
Write downs	(36)		(82)
Sold	(826)	(11)	(970)	(5)
Balance at end of period	$256	6	$349	7

As of December 31, 2020, ORE consisted of six properties securing loans to six unrelated borrowers totaling $256 thousand. Four properties ($223 thousand) to four unrelated borrowers were added in 2020; one property ($32 thousand) was added in 2019; one property ($1 thousand) was added in 2017. Of the six properties, one property is under agreement of sale, three properties are listed for sale, and two properties are in the process of being sold.

As of December 31, 2020, the Company had no other repossessed assets held-for-sale compared to two other repossessed assets held-for-sale, with a balance of $20 thousand as of December 31, 2019.

Cash surrender value of bank owned life insurance

The Company maintains bank owned life insurance (BOLI) for a chosen group of employees at the time of purchase, namely its officers, where the Company is the owner and sole beneficiary of the policies. BOLI is classified as a non-interest earning asset. Increases in the cash surrender value are recorded as components of non-interest income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance and its tax-free advantage to the Company. This profitability is used to offset a portion of current and future employee benefit costs. In March 2019, the Company invested $2.0 million in additional BOLI as a source of funding for additional life insurance benefits that provides for payments upon death for officers and employee benefit expenses related to the Company’s non-qualified SERP implemented for certain executive officers. In December 2020, the Company invested in $6 million in BOLI and $5 million in BOLI with annuity rider investments. The BOLI can be liquidated if necessary, with associated tax costs. However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position. Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Premises and equipment

Net of depreciation, premises and equipment increased $6.1 million during 2020. Additions of $1.6 million and assets acquired from the merger of $6.9 million were partially offset by $1.9 million of depreciation expense in 2020. The Company is expects to begin branch remodeling and corporate center planning which may increase construction in process by approximately $2.5 million in 2021. On December 23, 2020, the Commonwealth of Pennsylvania authorized the release of $2.0 million in Redevelopment Assistance Capital Program (RACP) funding for the Company’s headquarters project in Lackawanna County. Although the Company accepted the grant, funds will not be available until a final project is selected and certain requirements are met.

Other assets

During 2020, the $1.2 million, or 26%, increase in other assets was due mostly to $0.6 million higher prepaid expenses, $0.4 million in additional miscellaneous receivable and $0.3 million increase in mortgage servicing rights partially offset by $0.4 million lower prepaid dealer reserve.

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

Overview

For the year ended December 31, 2020, the Company generated net income of $13.0 million, or $2.82 per diluted share, compared to $11.6 million, or $3.03 per diluted share, for the year ended December 31, 2019. The $1.4 million, or 13%, increase in net income stemmed from $12.5 million more net interest income and $4.5 million in additional non-interest income which more than offset a $11.4 million rise in non-interest expenses and $4.2 million higher provision for loan losses. The increase in non-interest expenses was driven by merger-related expenses incurred in connection with the acquisition of MNB along with the impact of adding the operations of MNB.

For the year ended December 31, 2020, return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.87% and 9.06%, respectively, compared to 1.18% and 11.49% for the same period in 2019. The decrease in ROA and ROE was the result of net income growing at a slower pace than average assets and equity during 2020.

Net interest income and interest sensitive assets / liabilities

Net interest income (FTE) increased $12.8 million, or 39%, from $32.5 million for the year ended December 31, 2019 to $45.3 million for the year ended December 31, 2020, due to interest income increasing more rapidly than interest expense. Total average interest-earning assets increased $449.2 million while the FTE yields earned on these assets declined 65 basis points resulting in $10.6 million of growth in FTE interest income. The loan portfolio drove this growth due to average balance growth of $287.2 million which had the effect of producing $9.8 million of FTE interest income. In the investment portfolio, an increase in the average balances of municipal securities was the biggest driver of interest income growth. The average balance of total securities grew $89.0 million producing $0.9 million in additional FTE interest income despite a decrease of 70 basis points in yields earned on investments. On the liability side, total interest-bearing liabilities grew $318.8 million on average with a 58 basis point decrease in rates paid on these interest-bearing liabilities. Growth in average interest-bearing deposits of $312.4 million was offset by the effect of a 48 basis point reduction in rates paid on these deposits lowering interest expense by $1.4 million. In addition, lower rates paid on average borrowings in 2020 compared to 2019 resulted in $0.8 million less interest expense.

The FTE net interest rate spread and margin decreased by 7 and 22 basis points, respectively, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The yields earned on interest-earning assets declined faster than the rates paid on interest-bearing liabilities causing the decline in net interest rate spread. The overall cost of funds, which includes the impact of non-interest bearing deposits, decreased 47 basis points for the year ended December 31, 2020 compared to the same period in 2019. The primary reason for the decline was the reduction in rates paid on deposits and borrowings.

For 2021, the Company expects to operate in a relatively low interest rate environment. A rate environment with falling interest rates positions the Company to reduce its interest income performance from new and maturing earning assets. Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end, the interest rate margin may experience compression. The FOMC began easing the federal funds rate during the second half of 2019 and continued through the first quarter of 2020 which reduced rates paid on interest-bearing liabilities. On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans was cut 75 basis points in the second half of 2019 and another 150 basis points in the first quarter of 2020. The Blue-Chip Financial Forecasts’ consensus forecasts are predicting a steepening yield curve, with basically flat short-term rates and rising long-term rates. The 2021 focus is to manage net interest income through a relatively flat forecasted rate cycle by controlling loan and deposit pricing to maintain a reasonable spread. Interest income is projected to increase for 2021. Management expects to actively reduce the cost of funds to partially mitigate spread compression throughout this flat rate cycle. Continued growth in the loan portfolios complemented with investment security growth is expected to boost interest income, and when coupled with a proactive relationship approach to deposit cost setting strategies should help mitigate spread compression and contain the interest rate margin at acceptable levels.

The Company’s cost of interest-bearing liabilities was 0.53% for the year ended December 31, 2020, or 59 basis points lower than the cost for the year ended December 31, 2019. The decrease in interest paid on both deposits and borrowings contributed to the lower cost of interest-bearing liabilities. The FOMC is not expected to cut the federal funds rate further, but the Company has the opportunity to reduce rates paid on deposits as higher-priced promotional rates and negotiated rates reprice into products with lower rates. To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances. Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the years indicated. Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for 2020, 2019 and 2018, to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments. This treatment allows a uniform comparison among yields on interest-earning assets. Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for loan losses. HELOC are included in the residential real estate category since they are secured by real estate. Net deferred loan fee/ (cost) amortization of $2.1 million in 2020, ($0.7 million) in 2019 and ($0.7 million) in 2018, respectively, are included in interest income from loans. MNB loan fair value purchase accounting adjustments of $605 thousand are included in interest income from loans and $213 thousand reduced interest expense on deposits for 2020. Fair value purchase accounting adjustments are preliminary and subject to refinement. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets. Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

(dollars in thousands)	2020			2019			2018
	Average		Yield /	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$76,404	$121	0.16%	$2,185	$47	2.14%	$6,134	$104	1.70%
Restricted regulatory securities	3,044	162	5.33	4,208	417	9.92	3,740	194	5.17
Investments:
Agency - GSE	18,074	301	1.66	5,934	160	2.69	6,140	147	2.39
MBS - GSE residential	145,343	2,896	1.99	127,533	3,473	2.72	118,197	3,167	2.68
State and municipal (nontaxable)	89,350	3,146	3.52	49,988	2,195	4.39	45,420	2,055	4.53
State and municipal (taxable)	19,555	398	2.03	-	-	-	-	-	-
Other	89	3	3.42	-	-	-	189	13	6.85
Total investments	272,411	6,744	2.48	183,455	5,828	3.18	169,946	5,382	3.17
Loans and leases:
C&I and CRE (taxable)	526,805	24,485	4.65	317,023	16,434	5.18	299,789	14,675	4.89
C&I and CRE (nontaxable)	41,261	1,579	3.83	34,056	1,363	4.00	32,224	1,213	3.76
Consumer	166,389	6,690	4.02	159,937	6,208	3.88	145,850	5,413	3.71
Residential real estate	284,918	10,810	3.79	221,136	9,722	4.40	209,990	9,067	4.32
Total loans and leases	1,019,373	43,564	4.27	732,152	33,727	4.61	687,853	30,368	4.41
Total interest-earning assets	1,371,232	50,591	3.69%	922,000	40,019	4.34%	867,673	36,048	4.15%
Non-interest earning assets	124,433			62,552			50,269
Total assets	$1,495,665			$984,552			$917,942

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$369,645	$1,405	0.38%	$234,603	$1,636	0.70%	$210,277	$1,182	0.56%
Savings and clubs	148,505	115	0.08	111,687	139	0.12	131,050	221	0.17
MMDA	280,344	1,573	0.56	156,178	2,290	1.47	112,158	1,000	0.89
Certificates of deposit	135,487	1,663	1.23	119,150	2,111	1.77	111,278	1,408	1.27
Total interest-bearing deposits	933,981	4,756	0.51	621,618	6,176	0.99	564,763	3,811	0.67
Repurchase agreements	-	-	-	-	-	-	9,666	16	0.16
Overnight borrowings	49,165	248	0.50	35,243	878	2.49	27,892	667	2.39
FHLB advances	10,608	307	2.90	18,074	500	2.77	22,109	379	1.71
Total interest-bearing liabilities	993,754	5,311	0.53%	674,935	7,554	1.12%	624,430	4,873	0.78%
Non-interest bearing deposits	340,211			195,393			196,790
Non-interest bearing liabilities	17,765			13,517			7,697
Total liabilities	1,351,730			883,845			828,917
Shareholders' equity	143,935			100,707			89,025
Total liabilities and shareholders' equity	$1,495,665			$984,552			$917,942
Net interest income - FTE		$45,280			$32,465			$31,175

Net interest spread			3.16%			3.22%			3.37%
Net interest margin			3.30%			3.52%			3.59%
Cost of funds			0.40%			0.87%			0.59%

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

	Years ended December 31,
(dollars in thousands)	2020 compared to 2019			2019 compared to 2018
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$156	$(82)	$74	$(79)	$22	$(57)
Restricted investments in bank stock	(95)	(160)	(255)	26	197	223
Investments:
Agency - GSE	222	(81)	141	(5)	18	13
MBS - GSE residential	440	(1,017)	(577)	253	53	306
State and municipal	1,599	(558)	1,041	158	(21)	137
Other	3	-	3	(11)	-	(11)
Total investments	2,264	(1,656)	608	395	50	445
Loans and leases:
Residential real estate	2,544	(1,456)	1,088	488	167	655
C&I and CRE	9,960	(1,730)	8,230	924	954	1,878
Consumer	255	227	482	539	256	795
Total loans and leases	12,759	(2,959)	9,800	1,951	1,377	3,328
Total interest income	15,084	(4,857)	10,227	2,293	1,646	3,939

Interest expense:
Deposits:
Interest-bearing checking	702	(933)	(231)	147	307	454
Savings and clubs	38	(62)	(24)	(29)	(53)	(82)
Money market	1,188	(1,905)	(717)	488	802	1,290
Certificates of deposit	262	(710)	(448)	105	598	703
Total deposits	2,190	(3,610)	(1,420)	711	1,654	2,365
Repurchase agreements	-	-	-	(16)	-	(16)
Overnight borrowings	255	(885)	(630)	182	29	211
FHLB advances	(215)	22	(193)	(79)	200	121
Total interest expense	2,230	(4,473)	(2,243)	798	1,883	2,681
Net interest income	$12,854	$(384)	$12,470	$1,495	$(237)	$1,258

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

For the year ended December 31, 2020 and 2019, the Company recorded a provision for loan losses of $5.3 million and $1.1 million, respectively, a $4.2 million, or 384%, increase. Management increased the provision by $1.7 million, $1.2 million, and $1.3 million during the second, third, and fourth quarters of 2020, respectively, compared to the prior year periods.

The increase in the provision for loan losses from the year earlier period was primarily attributed to higher credit losses inherent within the loan portfolio because of the COVID-19 crisis. See the discussion of the qualitative factors within the “Allowance for loan losses” section of this management’s discussion and analysis. Although uncertainty over COVID’s duration and severity complicates management’s ability to render a more precise estimate of credit losses, management currently believes the level of provisioning through the end of the year was adequate based on the information that was available as of the reporting date and subsequent period up to the filing date.

The provision for loan losses derives from the reserve required from the allowance for loan losses calculation. The Company continued provisioning for the year ended December 31, 2020 to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the year ended December 31, 2020, non-interest income amounted to $14.7 million, a $4.5 million, or 44%, increase compared to $10.2 million recorded for the year ended December 31, 2019. Gains on loan sales contributed the most to the increase with $2.7 million more recognized for the year ended December 31, 2020 than the year earlier period due to heightened mortgage activity. Interchange fees grew $0.9 million due to a higher volume of debit card transactions. Service charges on loans were $0.6 million higher in 2020 compared to 2019 primarily driven by more service charges on mortgage loans. Fees from trust fiduciary activities increased $0.4 million year-over-year. While non-sufficient fund charges primarily led the $0.2 million reduction of deposit service charges throughout 2020 compared to 2019 activities.

Other operating expenses

For the year ended December 31, 2020, total other operating expenses totaled $38.3 million, an increase of $11.4 million, or 42%, compared to $26.9 million for the year ended December 31, 2019. Merger related expenses were $2.0 million of this increase. Salaries and employee benefits contributed the most to the increase rising $5.1 million, or 34%, in 2020 compared to 2019. The basis of the increase includes $3.3 million more salaries with more full-time equivalent employees, $1.0 million more in commissions, $0.9 million more in employee bonuses, $0.4 million more in social security taxes, $0.4 million more in group insurance, $0.3 million more in stock-based compensation and $0.2 million more in 401k expenses. These increases in salaries and employee benefits were partially offset by $1.4 million more in loan origination costs deferred. Premises and equipment expenses were $1.5 million higher due to an increase in depreciation, equipment maintenance and rental expenses and expenses for pandemic response. Professional services were $1.5 million higher due to pandemic-related expenses and higher legal and audit expenses. Advertising and marketing increased $0.7 million due to more donations in 2020. Data processing and communications expense increased $0.5 million during 2020 compared to 2019 because of additional costs for data center services from more accounts and additional branches. The Company incurred a $0.5 million FHLB prepayment penalty during 2020. Automated transaction processing expenses increased $0.3 million. Partially offsetting these increases in expenses was a decrease of $0.7 million in other expenses due to higher loan origination cost deferrals from PPP lending and mortgage activity.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, at December 31, 2020 and 2019 were 1.58% and 1.70%, respectively. The expense ratio decreased because of increased levels of average assets. The efficiency ratio increased from 63.11 % at December 31, 2019 to 63.92% at December 31, 2020 due to the increase in non-interest expenses in 2020. For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Merger related expenses expected to be incurred by the Company of $3.7 million are anticipated during 2021 for legal, investment banking, audit, data processing, regulatory filings, shareholder conversion and severance costs for the pending merger with Landmark Bancorp, Inc.

Provision for income taxes

The Company’s effective income tax rate approximated 14.7% in 2020 and 16.7% in 2019. The difference between the effective rate and the enacted statutory corporate rate of 21% is due mostly to the effect of tax-exempt income in relation to the level of pre-tax income. The provision for income taxes decreased $0.1 million, or 3%, from $2.3 million at December 31, 2019 to $2.2 million at December 31, 2020. The decrease was primarily due to higher tax-exempt interest income in 2020 which offset the effect of higher pre-tax income. The Coronavirus Aid, Relief, and Economic Security (CARES) Act may have an effect on the Company’s effective tax rate in future periods. If the federal corporate tax rate is increased, the Company’s net deferred tax liabilities will be re-valued upon adoption of the new tax rate. A federal tax rate increase will increase net deferred tax liabilities with a corresponding increase to provision for income taxes.

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

The Company did not have any CDARs as of December 31, 2019 and 2018. As of December 31, 2019 and 2018, ICS reciprocal deposits represented $19.7 million and $4.7 million, or 2% and 1%, of total deposits which are included in interest-bearing checking accounts. The $15.0 million increase in ICS deposits was primarily due to public funds deposit transfers from other interest-bearing checking accounts to ICS accounts.

Short-term borrowings

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

The distribution of debt securities by stated maturity and tax-equivalent yield at December 31, 2019 were as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$367	4.35%	$6,145	3.40%	$117,728	3.35%	$124,240	3.35%
State & municipal subdivisions	3,530	4.82	977	6.04	1,003	3.64	49,208	4.41	54,718	4.45
Agency - GSE	-	-	6,159	2.70	-	-	-	-	6,159	2.70
Total debt securities	$3,530	4.82%	$7,503	6.20%	$7,148	3.44%	$166,936	3.65%	$185,117	3.65%

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

Loans held-for-sale

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

During the third quarter of 2019, management decreased the qualitative factor for its C&I loans because of an improving delinquency trend along with a history of low delinquency levels, attributed mainly to high quality municipal loans within the C&I portfolio. Management also reduced qualitative factors to reflect the positive impact the Federal Reserve’s decision to cut the federal funds rate 0.25% twice during the third quarter of 2019 will have on estimated credit losses for the following portfolios: commercial & industrial, owner occupied commercial real estate, non-owner occupied commercial real estate, commercial construction, residential real estate, HELOC, consumer auto, and consumer other. Estimated credit losses were anticipated to decline for commercial and residential real estate secured loans as lower interest rates improve real estate valuations due to the inverse relationship between capitalization rates and the market values of real estate. Lower rates also reduce debt service requirements for variable rate loans in all portfolios, which is particularly impactful for the commercial construction, HELOC, and consumer other portfolios due to the high concentration of variable rate loans within these portfolios. Portfolios with a high concentration of fixed rate loans, such as residential real estate and consumer auto, were also likely to observe a positive change in estimated credit losses as new customers lock in lower rates than existing customers.

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

For the year ended December 31, 2019, net charge-offs against the allowance totaled $1.1 million compared with $0.9 million for the year ended December 31, 2018, representing a $0.2 million, or 21%, increase. This increase was primarily attributed to a $0.4 million charge-off to a single commercial borrower occurring in the first quarter of 2019. During the third quarter of 2019, the Company also charged-off an aggregate of $0.3 million in collection expenses incurred since 2016 on 14 residential loans sold to Fannie Mae but serviced by the Company. The Company was pursuing recovery of these costs. During the fourth quarter of 2019, the Company completed the resolution of one commercial borrower on non-accrual status, which lead to a recovery of $0.3 million as well as collection of $0.1 million in lost interest.

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

As of December 31, 2019, the Company had two other repossessed assets held-for-sale, with a balance of $20 thousand. There was no other repossessed asset held-for-sale at December 31, 2018..

Cash surrender value of bank owned life insurance

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

Results of Operations

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

The following table presents, as of December 31, 2020, the Company’s significant determinable contractual obligations and significant commitments by payment date. The payment amounts represent those amounts contractually due to the recipient, excluding interest:

		Over one	Over three
	One year	year through	years through	Over
(dollars in thousands)	or less	three years	five years	five years	Total
Contractual obligations:
Certificates of deposit	$89,813	$30,717	$5,755	$1,457	$127,742
FHLB advances	-	5,000	-	-	5,000
Operating leases	527	1,013	1,028	8,381	10,949
Finance leases	101	175	25	-	301
Commitments:
Letters of credit	2,417	371	150	1,008	3,946
Loan commitments (1)	75,185	-	-	-	75,185
Total	$168,043	$37,276	$6,958	$10,846	$223,123

(1)Available credit to borrowers in the amount of $187.6 million is excluded from the above table since, by its nature, the borrowers may not have the need for additional funding, and, therefore, the credit may or may not be disbursed by the Company.

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

During the year ended December 31, 2020, total shareholders' equity increased $59.8 million, or 56%, due principally from the $45.4 million in common stock issued as a result of the merger with MNB. Capital was further enhanced by $13.0 million in net income added into retained earnings, $0.2 million from investments in the Company’s common stock via the Employee Stock Purchase (ESPP), $1.2 million from stock-based compensation expense from the ESPP and restricted stock and SSARs and $5.4 million after tax improvement in the net unrealized gain position in the Company’s investment portfolio. These items were partially offset by $5.4 million of cash dividends declared on the Company’s common stock. The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 41.3% for the year ended December 31, 2020. The balance of earnings is retained to further strengthen the Company’s capital position. The Company’s sources (uses) of capital during the previous five years are indicated below:

		Cash	Other retained		DRP	Issuance of	Changes in
	Net	dividends	earnings	Earnings	and ESPP	common stock	AOCI and	Capital
(dollars in thousands)	income	declared	adjustments	retained	infusion	for acquisition	other changes	retained
2020	$13,035	$(5,378)	$-	$7,657	$219	$45,408	$6,551	$59,835
2019	11,576	(4,037)	(91)	7,448	175	-	5,655	13,278
2018	11,006	(3,708)	421	7,719	460	-	(2,005)	6,174
2017	8,716	(3,285)	(308)	5,123	457	-	1,172	6,752
2016	7,693	(3,061)	-	4,632	111	-	(463)	4,280

As of December 31, 2020, the Company reported a net unrealized gain position of $9.0 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $3.6 million as of December 31, 2019. The improvement during 2020 was from $5.4 million in net unrealized gains on AFS securities, net of tax. Higher net unrealized gains on all types of securities contributed to the net unrealized gains in investment portfolio. Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers. Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline. While volatility has existed in the yield curve within the past twelve months, a declining rate environment is expected and during the period of declining rates, the Company expects pricing in the bond portfolio to improve. There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities. To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans. The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants. During 2020, the Company acquired shares in the open market to fulfill the needs of the DRP. Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee. As of December 31, 2020, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the year ended December 31, 2020, the Company generated $53.7 million of cash. During the period, the Company’s operations provided approximately $0.3 million mostly from $44.4 million of net cash inflow from the components of net interest income offset by $18.6 million in originations of loans HFS over proceeds; net non-interest expense/income related payments of $22.2 million and $3.3 million in estimated tax payments. Cash inflow from interest-earning assets, deposits, loan payments and the sale of securities were used to purchase investment securities and replace maturing and cash runoff of securities, fund the loan portfolio, pay down FHLB advances and overnight borrowings, purchase bank-owned life insurance, invest in bank premises and equipment and make net dividend payments. The Company received a large amount of public deposits over the past four years. The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities. Starting in 2019, the Company made an effort to open new public accounts as ICS accounts and transfer some existing public accounts to ICS accounts in order to provide the customer with FDIC insurance and to free up the Company’s unencumbered securities to improve liquidity. Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs. The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

During 2020, the Company also experienced deposit inflow resulting from businesses and municipalities that received relief from the CARES Act and less consumer spending. During the first half of 2021, the Company expects additional personal deposit balance growth from the third round of economic impact payments. There is uncertainty about the length of time that these deposits will remain which could increase our excess cash balances. The Company will continue to monitor deposit fluctuation for significant changes.

As of December 31, 2020, the Company maintained $69.3 million in cash and cash equivalents and $422.2 million of investments AFS and loans HFS. Also as of December 31, 2020, the Company had approximately $428.7 million available to borrow from the FHLB, $31.0 million from correspondent banks, $91.0 million from the FRB and $255.9 million from the Promontory One-Way Buy program. The combined total of $1,298.1 million represented 76% of total assets at December 31, 2020. Management believes this level of liquidity to be strong and adequate to support current operations.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At December 31, 2020, the Company maintained a one-year cumulative gap of positive (asset sensitive) $243.6 million, or 14%, of total assets. The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates. Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at December 31, 2020:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$49,939	$-	$-	$19,407	$69,346
Investment securities (1)(2)	16,799	51,665	69,409	257,360	395,233
Loans and leases(2)	365,764	212,932	328,662	227,878	1,135,236
Fixed and other assets	-	44,285	-	55,410	99,695
Total assets	$432,502	$308,882	$398,071	$560,055	$1,699,510
Total cumulative assets	$432,502	$741,384	$1,139,455	$1,699,510

Non-interest-bearing transaction deposits (3)	$-	$40,791	$111,980	$254,725	$407,496
Interest-bearing transaction deposits (3)	367,188	-	242,814	364,222	974,224
Certificates of deposit	33,082	56,731	30,716	7,256	127,785
Short-term borrowings	-	-	-	-	-
FHLB advances	-	-	5,000	-	5,000
Other liabilities	-	-	-	18,335	18,335
Total liabilities	$400,270	$97,522	$390,510	$644,538	$1,532,840
Total cumulative liabilities	$400,270	$497,792	$888,302	$1,532,840

Interest sensitivity gap	$32,232	$211,360	$7,561	$(84,483)
Cumulative gap	$32,232	$243,592	$251,153	$166,670

Cumulative gap to total assets	1.9%	14.3%	14.8%	9.8%

(1)Includes restricted investments in bank stock and the net unrealized gains/losses on available-for-sale securities.

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at December 31, 2020 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the December 31, 2020 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	(0.5)%	(0.4)%
Net income	(0.3)	(1.1)
Economic value at risk:
Economic value of equity	9.6	(13.5)
Economic value of equity as a percent of total assets	1.2	(1.6)

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At December 31, 2020, the Company’s risk-based capital ratio was 16.46%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning January 1, 2021, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$50,227	$(246)	(0.5)%
+100 basis points	50,329	(144)	(0.3)
Flat rate	50,473	-	-
-100 basis points	50,551	78	0.2
-200 basis points	50,249	(224)	(0.4)

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

Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA)

The FDICIA established five different levels of capitalization of financial institutions, with “prompt corrective actions” and significant operational restrictions imposed on institutions that are capital deficient under the categories. The five categories are:

•well capitalized;

•adequately capitalized;

•undercapitalized;

•significantly undercapitalized, and

•critically undercapitalized.

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

Recent Legislation and Rulemaking

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations began on January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) began compliance on January 1, 2014. The final rules call for the following capital requirements:

•A minimum ratio of common tier 1 capital to risk-weighted assets of 4.5%.

•A minimum ratio of tier 1 capital to risk-weighted assets of 6%.

•A minimum ratio of total capital to risk-weighted assets of 8% (no change from current rule).

•A minimum leverage ratio of 4%.

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

JOBS Act

In 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) became law. The JOBS Act is aimed at facilitating capital raising by smaller companies and banks and bank holding companies by implementing the following changes:

•raising the threshold requiring registration under the Securities Exchange Act of 1934 (the "Exchange Act") for banks and bank holdings companies from 500 to 2,000 holders of record;

•raising the threshold for triggering deregistration under the Exchange Act for banks and bank holding companies from 300 to 1,200 holders of record;

•raising the limit for Regulation A offerings from $5 million to $50 million per year and exempting some Regulation A offerings from state blue sky laws;

•permitting advertising and general solicitation in Rule 506 and Rule 144A offerings;

•allowing private companies to use "crowdfunding" to raise up to $1 million in any 12-month period, subject to certain conditions; and

•creating a new category of issuer, called an "Emerging Growth Company," for companies with less than $1 billion in annual gross revenue, which will benefit from certain changes that reduce the cost and burden of carrying out an equity IPO and complying with public company reporting obligations for up to five years.

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

Future Outlook

The Company is highly impacted by local economic factors that could influence the performance and strength of our loan portfolios and results of operations. Due to COVID-19, the national economy is struggling and the local operating environment continues to be challenging and is expected to be challenging for the near term time horizon and lags national economic trends. A consensus of economists predicts a steepening yield curve with basically flat short-term rates and rising long-term rates in 2021. Uncertainty surrounding the speed of recovery and the effect of a potentially prolonged low rate environment on the interest rate margin is the Company’s greatest interest rate risk. Earning-asset yields are expected to decline throughout the year stemming from the lower rate environment while rates on interest-bearing liabilities are expected to decline to a lesser extent from their already low levels. Jobs declined in December 2020 from a year earlier in the Scranton/Wilkes-Barre metropolitan statistical area. In 2021, we will be expanding our branch network with the acquisition of Landmark and we will continue to expand our footprint in the Allentown/Bethlehem/Easton metropolitan statistical area. We believe expanding our market area gives us opportunity for growth and we will continue to monitor the economic climate in our region, scrutinize growth prospects and proactively observe existing credits for early warning signs of risk deterioration.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fidelity D & D Bancorp, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fidelity D & D Bancorp, Inc. and its subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Qualitative Factors

The allowance for loan losses as of December 31, 2020 was $14.2 million. As described in Notes 1 and 5 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount which, in management’s judgement, will be adequate to absorb losses on existing loans. The allowance consists of specific and general components in the amounts of $1.2 million and $13 million, respectively. The general loan loss allocation is set based upon a representative average historical net charge-off rate adjusted for the following qualitative factors: delinquency and non-accrual trends, volume and loan term trends, changes in the lending policy, changes in legal and regulatory requirements, national and local economic trends and conditions, changes in concentrations of credit, changes in risk selection and underwriting standards, the experience, ability and depth of lending management, and charge-off and recovery trends. The evaluation of the qualitative factors requires a significant amount of judgement by management and involves a high degree of subjectivity.

We identified the qualitative factor component of the allowance for loan losses as a critical audit matter as auditing the underlying qualitative factors required significant auditor judgment as amounts determined by management rely on analysis that is often subjective in nature and the estimate is highly sensitive to changes in significant assumptions.

Our audit procedures related to the qualitative factors of the allowance for loan losses included the following, among others:

•We obtained an understanding of the relevant controls related to management’s assessment and review of the qualitative factors, and tested such controls for design and operating effectiveness, including controls over management’s establishment, review and approval of the qualitative factors including the data used in determining the qualitative factors.

•We obtained an understanding of how management developed the estimates and related assumptions, including:

−Testing completeness and accuracy of key data inputs used in forming assumptions or calculations and testing the reliability of the underlying data on which these factors are based by comparing information to source documents and external information sources.

−Evaluating the reasonableness of the qualitative factors established by management as compared to the underlying internal or external information sources.

Business Combination – Valuation of the Acquired Loan Portfolio

As described in Note 21 to the consolidated financial statements, on May 1, 2020 the Company completed its acquisition of MNB Corporation (“MNB”) for total consideration of $45.4 million. The fair value of total assets acquired as a result of the merger totaled $451.4 million, with loans totaling $245.3 million. Acquired loans (impaired and non-impaired) were initially recorded at their acquisition-date fair value using Level 3 inputs. Fair values were based on a discounted cash flow methodology that involved assumptions and judgments as to credit risk, expected lifetime losses, environmental factors, discount rates, expected payments and expected prepayments. Specifically, the Company prepared three separate loan fair value adjustments that it believed approximated the entire fair value adjustment necessary under the fair value measurements accounting guidance for the acquired loan portfolio. The three, separate fair valuation methodologies employed were: 1) an interest rate loan fair value adjustment; 2) a general credit fair value adjustment; and 3) a specific credit fair value adjustment for purchased credit impaired loans applicable to purchased loans with deteriorated credit quality at acquisition. The acquired loans were recorded at fair value at the acquisition date without carryover of MNB’s previously established allowance for loan losses. The credit adjustment on purchased credit impaired loans is derived in accordance with accounting guidance prevailing over purchased loans with deteriorated credit quality and represents the portion of the loan balances that has been deemed uncollectible based on the Company’s expectations of future cash flows for each respective loan.

We identified the fair value of acquired loans as a critical audit matter because of the judgments necessary by management to determine the fair value of the loan portfolio acquired, and the related high degree of auditor judgment and the extensive audit effort involved in testing management’s estimates and assumptions. The significant estimates and assumptions necessary include expected prepayments, credit risk, expected life time losses, environmental factors, and market discount rates.

Our audit procedures related to the valuation of the acquired loan portfolio included the following, among others:

•We obtained an understanding of the relevant controls related to the business combination, including the valuation of the acquired loan portfolio and management’s review related to the development of expected prepayments, credit risk, expected life time losses, environmental factors, and market discount rates, and tested such controls for design and operating effectiveness.

•We obtained the valuation report supporting the fair value adjustments and gained an understanding of the valuation methodology applied, as well as key inputs and assumptions.

•We tested the completeness and accuracy of data inputs provided by management and utilized in the calculation by comparing the data to source documents and external information sources.

•We utilized internal valuation specialists to assist in testing management’s methodologies and techniques for appropriateness, as well as evaluating significant assumptions such as expected prepayment, credit risk, expected life time losses, environmental factors, and market discount rate by comparing the data to source documents, external information sources and performing mathematical accuracy checks.

Business Combination – Valuation of the Core Deposit Intangible

As described in Note 21 to the consolidated financial statements, on May 1, 2020 the Company completed its acquisition of MNB Corporation (“MNB”) for total consideration of $45.4 million. The fair value of total assets acquired as a result of the merger totaled $451.4 million, with the core deposit intangible totaling $2.0 million. The core deposit intangible was initially recorded at the acquisition-date fair value, which was based on a discounted cash flow analysis. The analysis was performed in order to value the future economic benefit of the acquired core deposits and included multiple assumptions and judgements. One of the assumptions, projected interest expense related to core deposits, was estimated by utilizing a blend of Federal Home Loan Bank (FHLB) advance rates and brokered CD offering rates, net of expected float and reserve requirements; the float varied for the different deposit account types. Attrition rate assumptions were developed to estimate the gradual close out of deposits over time. The equity discount rate utilized was considered commensurate with that used by market participants.

We identified the fair value of the core deposit intangible as a critical audit matter because of the float rates within the projected interest expense, attrition rates, and discount rate assumptions made by management to determine the fair value and the related high degree of auditor judgment and the extensive audit effort involved in testing management’s estimates and assumptions as outlined above.

Our audit procedures related to the valuation of the core deposit intangible included the following, among others:

•We obtained an understanding of the relevant controls related to the business combination, including the valuation of the core deposit intangible and management’s review related to the development of significant assumptions such as the float rates, attrition rates and the discount rate, and tested such controls for design and operating effectiveness.

•We obtained the valuation report supporting the fair value adjustments and gained an understanding of the valuation methodology applied, as well as key inputs and assumptions.

•We tested the completeness and accuracy of data inputs provided by management and utilized in the calculation by comparing the data to source documents and external information sources.

•We utilized internal valuation specialists to assist in testing management’s methodologies and techniques for appropriateness, as well as evaluating significant, challenging, assumptions such as:

oComparing the float rates to independent source documents to determine reasonableness of the float percentage selected.

oComparing the assumptions related to attrition rates to source documents.

oAgreeing the discount rate utilized to an independent source document and performing a sensitivity analysis over the discount rate assumption.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Blue Bell, Pennsylvania

March 19, 2021

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
	As of December 31,
(dollars in thousands)	2020	2019
Assets:
Cash and due from banks	$19,408	$14,583
Interest-bearing deposits with financial institutions	49,938	1,080
Total cash and cash equivalents	69,346	15,663
Available-for-sale securities	392,420	185,117
Restricted investments in bank stock	2,813	4,383
Loans and leases, net (allowance for loan losses of
$14,202 in 2020; $9,747 in 2019)	1,105,450	743,663
Loans held-for-sale (fair value $30,858 in 2020, $1,660 in 2019)	29,786	1,643
Foreclosed assets held-for-sale	256	369
Bank premises and equipment, net	27,626	21,557
Leased property under finance leases, net	283	280
Right-of-use assets	7,082	6,023
Cash surrender value of bank owned life insurance	44,285	23,261
Accrued interest receivable	5,712	3,281
Goodwill	7,053	209
Core deposit intangible, net	1,734	-
Other assets	5,664	4,478
Total assets	$1,699,510	$1,009,927
Liabilities:
Deposits:
Interest-bearing	$1,102,009	$643,714
Non-interest-bearing	407,496	192,023
Total deposits	1,509,505	835,737
Accrued interest payable and other liabilities	10,400	7,674
Finance lease obligation	291	286
Operating lease liabilities	7,644	6,556
Short-term borrowings	-	37,839
FHLB advances	5,000	15,000
Total liabilities	1,532,840	903,092
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 4,977,750 in 2020; and 3,781,500 in 2019)	77,676	30,848
Retained earnings	80,042	72,385
Accumulated other comprehensive income	8,952	3,602
Total shareholders' equity	166,670	106,835
Total liabilities and shareholders' equity	$1,699,510	$1,009,927

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
	Years ended December 31,
(dollars in thousands except per share data)	2020	2019	2018
Interest income:
Loans and leases:
Taxable	$41,985	$32,364	$29,155
Nontaxable	1,256	1,077	958
Interest-bearing deposits with financial institutions	121	47	104
Restricted investments in bank stock	162	417	194
Investment securities:
U.S. government agency and corporations	3,197	3,633	3,314
States and political subdivisions (nontaxable)	2,374	1,731	1,594
States and political subdivisions (taxable)	398	-	-
Other securities	3	-	11
Total interest income	49,496	39,269	35,330
Interest expense:
Deposits	4,756	6,176	3,811
Securities sold under repurchase agreements	-	-	16
Other short-term borrowings and other	248	878	667
FHLB advances	307	500	379
Total interest expense	5,311	7,554	4,873
Net interest income	44,185	31,715	30,457
Provision for loan losses	5,250	1,085	1,450
Net interest income after provision for loan losses	38,935	30,630	29,007
Other income:
Service charges on deposit accounts	2,117	2,286	2,244
Interchange fees	3,153	2,208	2,051
Service charges on loans	1,681	1,054	579
Fees from trust fiduciary activities	1,785	1,350	1,319
Fees from financial services	749	946	759
Fees and other revenue	813	845	969
Earnings on bank-owned life insurance	794	647	598
Gain (loss) on write-down, sale or disposal of:
Loans	3,603	856	645
Available-for-sale debt securities	115	14	10
Equity securities	-	-	44
Premises and equipment	(142)	(13)	(18)
Total other income	14,668	10,193	9,200
Other expenses:
Salaries and employee benefits	19,831	14,761	13,678
Premises and equipment	5,623	4,124	3,775
Data processing and communication	2,246	1,765	1,470
Advertising and marketing	2,269	1,610	1,656
Professional services	2,869	1,362	1,606
Merger-related expenses	2,452	440	-
Automated transaction processing	1,158	877	784
Office supplies and postage	541	413	399
PA shares tax	381	303	242
Loan collection	131	264	132
Other real estate owned	28	121	177
FDIC assessment	280	133	267
FHLB prepayment fee	481	-	-
Other	29	748	886
Total other expenses	38,319	26,921	25,072
Income before income taxes	15,284	13,902	13,135
Provision for income taxes	2,249	2,326	2,129
Net income	$13,035	$11,576	$11,006
Per share data:
Net income - basic	$2.84	$3.06	$2.93
Net income - diluted	$2.82	$3.03	$2.90
Dividends	$1.14	$1.06	$0.98

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
	Years ended December 31,
(dollars in thousands)	2020	2019	2018

Net income	$13,035	$11,576	$11,006

Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available-for-sale debt securities	6,887	5,960	(3,127)
Reclassification adjustment for net gains realized in income	(115)	(14)	(10)
Net unrealized gain (loss)	6,772	5,946	(3,137)
Tax effect	(1,422)	(1,249)	659
Unrealized gain (loss), net of tax	5,350	4,697	(2,478)
Other comprehensive income (loss), net of tax	5,350	4,697	(2,478)
Total comprehensive income, net of tax	$18,385	$16,273	$8,528

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the years ended December 31, 2020, 2019 and 2018
				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total

Balance, December 31, 2017	3,734,478	$28,361	$57,218	$1,804	$87,383
Net income			11,006		11,006
Other comprehensive loss				(2,478)	(2,478)
Effect of adopting ASU 2016-01			421	(421)	-
Issuance of common stock through Employee Stock Purchase Plan	6,783	149			149
Issuance of common stock through Dividend Reinvestment Plan	5,486	311			311
Issuance of common stock from vested restricted share grants through stock compensation plans	9,994
Issuance of common stock through exercise of stock options and SSARs	2,685	14			14
Stock-based compensation expense		880			880
Cash dividends declared			(3,708)		(3,708)
Balance, December 31, 2018	3,759,426	$29,715	$64,937	$(1,095)	$93,557
Net income			11,576		11,576
Other comprehensive income				4,697	4,697
Effect of adopting ASU 2016-02			(91)		(91)
Issuance of common stock through Employee Stock Purchase Plan	4,535	175			175
Issuance of common stock from vested restricted share grants through stock compensation plans	15,574
Issuance of common stock through exercise of SSARs	1,965
Stock-based compensation expense		958			958
Cash dividends declared			(4,037)		(4,037)
Balance, December 31, 2019	3,781,500	$30,848	$72,385	$3,602	$106,835
Net income			13,035		13,035
Other comprehensive income				5,350	5,350
Issuance of common stock through Employee Stock Purchase Plan	3,885	219			219
Issuance of common stock from vested restricted share grants through stock compensation plans	15,395
Stock-based compensation expense		1,201			1,201
Issuance of common stock for acquisition	1,176,970	45,408			45,408
Cash dividends declared			(5,378)		(5,378)
Balance, December 31, 2020	4,977,750	$77,676	$80,042	$8,952	$166,670

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
	Years ended December 31,
(dollars in thousands)	2020	2019	2018

Cash flows from operating activities:
Net income	$13,035	$11,576	$11,006
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	4,539	3,301	3,029
Provision for loan losses	5,250	1,085	1,450
Deferred income tax (benefit) expense	(400)	341	1,019
Stock-based compensation expense	1,077	817	749
Excess tax benefit from exercise of SSARs	-	23	28
Proceeds from sale of loans held-for-sale	158,300	52,718	32,721
Originations of loans held-for-sale	(176,939)	(42,328)	(34,858)
Earnings from bank-owned life insurance	(794)	(647)	(598)
Net gain from sales of loans	(3,603)	(856)	(645)
Net gain from sales of investment securities	(115)	(14)	(54)
Net (gain) loss from sale and write-down of foreclosed assets held-for-sale	(23)	44	90
Net loss from write-down and disposal of bank premises and equipment	142	13	18
Operating lease payments	29	81	-
Change in:
Accrued interest receivable	(985)	(10)	(486)
Other assets	(710)	420	(2,503)
Accrued interest payable and other liabilities	1,493	(778)	2,684
Net cash provided by operating activities	296	25,786	13,650

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	123,459	10,952	13,514
Proceeds from maturities, calls and principal pay-downs	68,906	35,045	20,434
Purchases	(271,504)	(43,384)	(63,571)
Decrease (increase) in restricted investments in bank stock	2,149	1,956	(3,507)
Net increase in loans and leases	(132,541)	(36,912)	(81,887)
Principal portion of lease payments received under direct finance leases	3,551	3,170	-
Purchase of life insurance policies	(11,000)	(2,000)	-
Purchases of bank premises and equipment	(1,390)	(4,128)	(3,572)
Net cash acquired in acquisition	53,004	-	-
Proceeds from sale of bank premises and equipment	187	240	8
Proceeds from sale of foreclosed assets held-for-sale	936	1,065	1,462
Net cash used in investing activities	(164,243)	(33,996)	(117,119)

Cash flows from financing activities:
Net increase in deposits	278,342	65,554	40,037
Net decrease in short-term borrowings	(37,839)	(38,527)	57,864
Proceeds from issuance of FHLB advances	-	-	15,000
Proceeds from Paycheck Protection Program Liquidity Facility (PPPLF)	152,791	-	-
Repayment of PPPLF	(152,791)	-	-
Repayment of FHLB advances	(17,627)	(16,704)	(4,500)
Repayment of finance lease obligation	(83)	(73)	(38)
Proceeds from employee stock purchase plan participants	219	175	149
Exercise of stock options	-	-	14
Dividends paid	(5,378)	(4,037)	(3,397)
Cash paid in lieu of fractional shares	(4)	-	-
Net cash provided by financing activities	217,630	6,388	105,129
Net increase (decrease) in cash and cash equivalents	53,683	(1,822)	1,660
Cash and cash equivalents, beginning	15,663	17,485	15,825

Cash and cash equivalents, ending	$69,346	$15,663	$17,485

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
	Years ended December 31,
(dollars in thousands)	2020	2019	2018
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$5,820	$7,440	$4,689
Income tax	3,250	1,950	600
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized gains on available-for-sale securities	6,772	5,946	(3,137)
Transfers from loans to foreclosed assets held-for-sale	800	1,288	781
Transfers from loans to loans held-for-sale	6,642	6,038	1,204
Transfers from premises and equipment to other assets held-for-sale	-	-	253
Right-of-use asset	72	6,211	-
Lease liability	72	6,710	-

Transactions related to acquisition
Increase in assets and liabilities:
Securities	$123,420
Loans	245,283
Restricted investments in bank stocks	692
Premises and equipment	6,907
Investment in bank-owned life insurance	9,230
Goodwill	6,843
Core deposit intangible asset	1,973
Right-of-use assets	1,354
Other assets	2,680
Non-interest-bearing deposits	(118,822)
Interest-bearing deposits	(276,816)
FHLB advances	(7,627)
Lease liabilities	(1,354)
Other liabilities	(1,356)
Common shares issued	(45,408)

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

NATURE OF OPERATIONS

The Company provides a full range of banking, trust and financial services to individuals, small businesses and corporate customers. Its primary market areas are Lackawanna, Luzerne and Northampton Counties, Pennsylvania. The Company's primary deposit products are demand deposits and interest-bearing time, money market and savings accounts. It offers a full array of loan products to meet the needs of retail and commercial customers. The Company is subject to regulation by the Federal Deposit Insurance Corporation (FDIC) and the Pennsylvania Department of Banking.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

The Company originates commercial, consumer, and mortgage loans to customers primarily located in Lackawanna, Luzerne, Northampton, and Lehigh Counties of Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic sector in which the Company operates. The loan portfolio does not have any significant concentrations from one industry or customer.

HELD-TO-MATURITY SECURITIES

Debt securities, for which the Company has the positive intent and ability to hold to maturity, are reported at cost. Premiums and discounts are amortized or accreted, as a component of interest income over the life of the related security as an adjustment to yield using the interest method. The Company did not have any held-to-maturity securities at December 31, 2020 or 2019.

TRADING SECURITIES

Debt securities held principally for resale in the near-term, or trading securities, are recorded at their fair values. Unrealized gains and losses are included in other income. The Company did not have investment securities held for trading purposes during 2020 or 2019.

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

LOANS

Originated loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at face value, net of unamortized loan fees and costs and the allowance for loan losses. Interest on residential real estate loans is recorded based on principal pay downs on an actual days basis. Commercial loan interest is accrued on the principal balance on an actual days basis. Interest on consumer loans is determined using the simple interest method.

Acquired loans are initially recorded at their acquisition date fair values with no carryover of the existing related allowance for loan losses. Fair values are based on a discounted cash flow methodology that involves assumptions and judgements as to credit risk, expected lifetime losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. Upon acquisition, in accordance with GAAP, the Company has individually determined whether each acquired loan is within the scope of ASC 310-30. These loans are deemed purchased credit impaired loans and the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non accretable discount.

Acquired ASC 310-20 loans, which are loans that did not meet the criteria of ASC 310-30, were pooled into groups of similar loans based on various factors including borrower type, loan purpose, and collateral type. These loans are initially recorded at fair value, and include credit and interest rate marks associated with purchase accounting adjustments. Purchase premiums or discounts are subsequently amortized as an adjustment to yield over the estimated contractual lives of the loans. There is no allowance for loan losses established at the acquisition date for acquired performing loans. An allowance for loan losses is recorded for any credit deterioration in these individual loans subsequent to acquisitions.

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

Acquired loans that meet the criteria for impaired or non-accrual status prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Company expects to fully collect the fair value of the loans.

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

Commitments to sell one-to-four family residential mortgage loans are made primarily during the period between the intent to proceed and the closing of the mortgage loan. The timing of making these sale commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sales commitments are made on a best-efforts basis whereby the Company is only obligated to sell the mortgage if the mortgage loan is approved and closed by the Company. Commitments to fund mortgage loans (rate lock commitments) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in gains or losses on sales of loans. The fair value of these derivative instruments was not significant at December 31, 2020 and 2019.

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

AUTOMOBILE LEASING

Financing of automobiles, provided to customers under lease arrangements of varying terms obtained via an indirect arrangement primarily through a single dealer on a full recourse basis, are accounted for as direct finance leases. Interest on automobile direct finance leasing is determined using the interest method. Generally, the interest method is used to arrive at a level effective yield over the life of the lease. The lease residual and the lease receivable, net of unearned lease income, are recorded within loans and leases on the balance sheet.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses. The allowance represents an amount which, in management’s judgment, will be adequate to absorb losses on existing loans. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of the loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, collateral value, overall portfolio quality and review of specific loans for impairment. Management applies two primary components during the estimation process to determine proper allowance levels; a specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated based on historical charge-off history and qualitative factor adjustments for trends or changes in the loan portfolio and economic factors. Delinquencies, changes in lending policies and local economic conditions are some of the items used for the qualitative factor adjustments. Loans considered uncollectible are charged against the allowance. Recoveries on loans previously charged off are added to the allowance.

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

Acquired loans are marked to fair value on the date of acquisition and are evaluated on a quarterly basis to ensure the necessary purchase accounting updates are made in parallel with the allowance for loan loss calculation. The carryover of allowance for loan losses related to acquired loans is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. The allowance for loan losses on acquired loans reflects only those losses incurred after acquisition and represents the present value of cash flows expected at acquisition that is no longer expected to be collected. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan losses, the Company performs an analysis on acquired loans to determine whether or not there has been subsequent deterioration in relation to these loans. If deterioration has occurred, the Company will include these loans in the calculation of the allowance for loan losses after the initial valuation and provide accordingly.

For acquired ASC 310-30 loans, the Company continues to estimate cash flows expected to be collected. Subsequent decreases to the expected cash flows would require the Company to evaluate the need for an additional allowance for loan losses. Subsequent improvement in expected cash flows would result in the reversal of a corresponding amount of the non accretable discount which would be reclassified as an accretable discount that will be recognized in interest income over the remaining life of the loan.

The risk characteristics of each of the identified portfolio segments are as follows:

Commercial and industrial loans (C&I): C&I loans are primarily based on the identified historic and/or the projected cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of the borrower, however, do fluctuate based on changes in the Company’s internal and external environment including management, human and capital resources, economic conditions, competition and regulation. Most C&I loans are secured by business assets being financed such as equipment, accounts receivable, and/or inventory and generally incorporate a secured or unsecured personal guarantee. Unsecured loans may be made on a short-term basis. Loans to municipal borrowers, which carry the full faith and credit of each respective local government unit consistent with the PA Local Government Unit Debt Act (LGUDA) as well as loans to municipal authorities are included in C&I loans. The ability of the borrower to collect amounts due from its customers and perform under the terms of its loan may be affected by its customers’ economic and financial condition.

Commercial real estate loans (CRE): Commercial real estate loans are made to finance the purchase of real estate, refinance existing obligations and/or to provide capital. These commercial real estate loans are generally secured by first lien security interests in the real estate as well as assignment of leases and rents. The real estate may include apartments, hotels, retail stores or plazas and healthcare facilities whether they are owner or non-owner occupied. These loans are typically originated in amounts of no more than 80% of the appraised value of the property. The ability of the borrower to collect amounts due from its customers and perform under the terms of its loan may be affected by its customers’ or lessees' customers’ economic and financial condition.

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

Goodwill is reviewed for impairment annually as of November 30 and between annual tests when events and circumstances indicate that impairment may have occurred. Goodwill impairment exists when the carrying amount of a reporting unit exceeds its fair value. A qualitative test can be performed to determine whether it is more likely than not that the fair value of the Company is less than its carrying amount, including goodwill. In this qualitative assessment, the Company evaluates events and circumstances which include general banking industry conditions and trends, the overall financial performance of the Company, the performance of the Company’s common stock and key financial performance metrics of the Company. If the qualitative review indicates that it is not more likely than not that the carrying value exceeds its fair value, no further evaluation needs to be performed. If the results of the qualitative review indicate it is more likely than not that the fair value is less than the carrying value, then the Company performs a quantitative impairment test. During 2020, the Company determined it is not more likely than not that the fair value exceeds its carrying value therefore no quantitative analysis was necessary.

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

The benefit of a tax position is recognized on the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. For tax positions not meeting the more likely than not threshold, no tax benefit is recorded. Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company had no material unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2020, 2019 or 2018, respectively.

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

2.CASH

The Company is required by the Federal Reserve Bank to maintain average reserve balances based on a percentage of deposits. The amounts of those reserve requirements on December 31, 2020 and 2019 were $0 and $0.7 million, respectively.

Deposits with any one financial institution are insured up to $250,000. From time-to-time, the Company may maintain cash and cash equivalent s with certain other financial institutions in excess of the insured amount.

3.ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables illustrate the changes in accumulated other comprehensive income by component and the details about the components of accumulated other comprehensive income as of and for the periods indicated:

As of and for the year ended December 31, 2020
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	debt securities
Beginning balance	$3,602

Other comprehensive income before reclassifications, net of tax	5,441
Amounts reclassified from accumulated other comprehensive income, net of tax	(91)
Net current-period other comprehensive income	5,350
Ending balance	$8,952

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

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated			Affected line item in the statement
(dollars in thousands)	other comprehensive income			where net income is presented

	2020	2019	2018

Unrealized gains (losses) on AFS debt securities	$115	$14	$10	Gain (loss) on sale of investment securities
Income tax effect	(24)	(3)	(2)	Provision for income taxes
Total reclassifications for the period	$91	$11	$8	Net income

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

Amortized cost and fair value of investment securities as of the period indicated are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2020
Available-for-sale debt securities:
Agency - GSE	$45,146	$392	$(91)	$45,447
Obligations of states and political subdivisions	192,385	7,480	(152)	199,713
MBS - GSE residential	143,557	3,881	(178)	147,260

Total available-for-sale debt securities	$381,088	$11,753	$(421)	$392,420

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2019
Available-for-sale debt securities:
Agency - GSE	$5,941	$218	$-	$6,159
Obligations of states and political subdivisions	51,857	2,871	(10)	54,718
MBS - GSE residential	122,759	1,609	(128)	124,240

Total available-for-sale debt securities	$180,557	$4,698	$(138)	$185,117

Some of the Company’s debt securities are pledged to secure trust funds, public deposits, short-term borrowings, FHLB advances, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law.

The amortized cost and fair value of debt securities at December 31, 2020 by contractual maturity are shown below:

	Amortized	Fair
(dollars in thousands)	cost	value
Available-for-sale securities:
Debt securities:
Due in one year or less	$-	$-
Due after one year through five years	6,913	7,339
Due after five years through ten years	55,874	56,090
Due after ten years	174,744	181,731

MBS - GSE residential	143,557	147,260

Total available-for-sale debt securities	$381,088	$392,420

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

Gross realized gains and losses from sales, determined using specific identification, for the periods indicated were as follows:

	December 31,
(dollars in thousands)	2020	2019	2018

Gross realized gain	$147	$104	$114
Gross realized loss	(32)	(90)	(60)
Net gain	$115	$14	$54

The following table presents the fair value and gross unrealized losses of investments aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of the period indicated:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

December 31, 2020
Agency - GSE	$27,602	$(91)	$-	$-	$27,602	$(91)
Obligations of states and political subdivisions	15,256	(152)	-	-	15,256	(152)
MBS - GSE residential	14,753	(178)	-	-	14,753	(178)
Total	$57,611	$(421)	$-	$-	$57,611	$(421)
Number of securities	30		-		30

December 31, 2019
Obligations of states and political subdivisions	$2,867	$(10)	$-	$-	$2,867	$(10)
MBS - GSE residential	5,084	(19)	16,518	(109)	21,602	(128)
Total	$7,951	$(29)	$16,518	$(109)	$24,469	$(138)
Number of securities	5		12		17

The Company had thirty debt securities in an unrealized loss position at December 31, 2020, including thirteen agency securities, five mortgage-backed securities and twelve municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at December 31, 2020: 0.33% for agencies, 1.19% for total MBS-GSE; and 0.99% for municipals. None of these securities had been in an unrealized loss position in excess of 12 months.

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

For all debt securities, as of December 31, 2020, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and nor any conditions were identified by management that, more likely than not, would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5.LOANS AND LEASES

The classifications of loans and leases at December 31, 2020 and 2019 are summarized as follows:

(dollars in thousands)	2020			2019
	Originated	Acquired	Total
Commercial and industrial	$257,277	$23,480	$280,757	$122,594
Commercial real estate:
Non-owner occupied	104,653	87,490	192,143	99,801
Owner occupied	136,305	43,618	179,923	130,558
Construction	3,965	6,266	10,231	4,654
Consumer:
Home equity installment	34,561	5,586	40,147	36,631
Home equity line of credit	44,931	4,794	49,725	47,282
Auto loans	98,192	194	98,386	105,870
Direct finance leases	20,095	-	20,095	16,355
Other	7,411	191	7,602	5,634
Residential:
Real estate	180,414	38,031	218,445	167,164
Construction	23,117	240	23,357	17,770
Total	910,921	209,890	1,120,811	754,313
Less:
Allowance for loan losses	(14,202)	-	(14,202)	(9,747)
Unearned lease revenue	(1,159)	-	(1,159)	(903)
Loans and leases, net	$895,560	$209,890	$1,105,450	$743,663

As of December 31, 2020, total loans of $1.1 billion were reflected net of deferred loan costs of $1.7 million, including $2.2 million in deferred fee income from Paycheck Protection Program (PPP) loans which was offset by deferred loan costs on other loans. Net deferred loan costs of $3.0 million have been included in the carrying values of loans at December 31, 2019.

Commercial and industrial loan balances were $280.8 million at December 31, 2020 and $122.6 million on December 31, 2019. The $158.2 million increase reflected $129.9 million in PPP loans (net of unearned deferred fees) and $23.5 million in loans stated at fair value acquired in the Merchants Bank merger.

Direct finance leases include the lease receivable and the guaranteed lease residual. Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease. Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The approximate unpaid principal balance of mortgages serviced amounted to $366.5 million as of December 31, 2020 and $302.3 million as of December 31, 2019. Mortgage servicing rights amounted to $1.3 million and $1.0 million as of December 31, 2020 and 2019, respectively.

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

As of December 31, 2020, the Company had 1,246 PPP loans outstanding totaling $132.1 million, which represents a $27.0 million, or 17%, decrease from the 1,551 loans totaling $159.1 million originated under the Paycheck Protection Program. As a PPP lender, the Company received fee income of approximately $5.6 million year-to-date. The Company recognized $3.3 million of PPP fee income during 2020 with the remaining amount to be recognized in future quarters. Unearned fees attributed to PPP loans, net of fees paid to referral sources as prescribed by the SBA under the PPP program, were $2.2 million as of December 31, 2020.

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

Upon acquisition, in accordance with U.S. GAAP, the Company has individually determined whether each acquired loan is within the scope of ASC 310-30. As part of this process, the Company’s senior management and other relevant individuals reviewed the seller’s loan portfolio on a loan-by-loan basis to determine if any loans met the two-part definition of an impaired loan as defined by ASC 310-30: 1) Credit deterioration on the loan from its inception until the acquisition date, and 2) It is probable that not all contractual cash flows will be collected on the loan.

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

Over the life of the acquired ASC 310-30 loan, the Company continues to estimate cash flows expected to be collected. Decreases in expected cash flows, other than from prepayments or rate adjustments, are recognized as impairments through a charge to the provision for credit losses resulting in an increase in the allowance for credit losses. Subsequent improvements in cash flows result in first, reversal of existing valuation allowances recognized after acquisition, if any, and next, an increase in the amount of accretable yield to be subsequently recognized on a prospective basis over the loan’s remaining life.

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

Within the ASC 310-20 loans, the Company identified certain loans that have higher risk due to the COVID-19 pandemic. Although performing at the time of acquisition and likely will continue making payments in accordance with contractual terms, management elected a higher credit adjustment on these loans to reflect the greater inherent risk that the borrower will default on payments. These higher risk factors include loans that requested forbearance consistent with FIL-17-2020 FDIC Statement on Financial Institutions Working with Customers Affected by the Coronavirus and Regulatory and Supervisory

Assistance, loans that were in industries determined to be at greater risk to economic disruption due to COVID-19, and loans that had a prior history of delinquency greater than 60 days at any point in the lifetime of the loan.

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

For the year ended
(dollars in thousands)	December 31, 2020
Balance at beginning of period	$-
Accretable yield on acquired loans	248
Reclassification from non-accretable difference	429
Accretion of accretable yield	(114)
Balance at end of period	$563

During the third quarter of 2020, management performed an analysis of all loans accounted for under ASC 310-30. Three loans had an improvement in collateral value and two loans had actual payments exceed estimates resulting in a $192 thousand reclassification from non-accretable discount to accretable discount.

During the fourth quarter of 2020, management performed an analysis of all loans accounted for under ASC 310-30. One loan had an improvement in collateral value and two loans had actual payments exceed estimates resulting in a $237 thousand reclassification from non-accretable discount to accretable discount.

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

Non-accrual loans

Non-accrual loans, segregated by class, at December 31, were as follows:

(dollars in thousands)	2020	2019
Commercial and industrial	$590	$336
Commercial real estate:
Non-owner occupied	846	510
Owner occupied	1,123	1,447
Consumer:
Home equity installment	61	65
Home equity line of credit	395	294
Auto loans	27	16
Residential:
Real estate	727	1,006
Total	$3,769	$3,674

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

Loan Modifications/COVID-19

The table below provides a summary by loan type of the COVID-19 accommodations based on the number and outstanding balance at December 31, 2020 along with the percentage of these accommodations relative to the loan portfolio and tier 1 capital:

(dollars in thousands)	Number of Loans	Total Modification Balance	Total Loan Balance	Percentage of Total Loan Balance	Percentage of Tier 1 Capital
Commercial and industrial	1	$881	$280,757	0.3%	0.6%
Commercial real estate:
Non-owner occupied	2	113	192,143	0.1%	0.1%
Owner occupied	4	1,161	179,923	0.6%	0.7%
Construction	-	-	10,231	0.0%	0.0%
Total Commercial	7	2,155	663,054	0.3%	1.4%
Consumer:
Home equity installment	-	-	40,147	0.0%	0.0%
Home equity line of credit	-	-	49,725	0.0%	0.0%
Auto loans	3	51	98,386	0.1%	0.0%
Direct finance leases	-	-	20,095	0.0%	0.0%
Other	-	-	7,602	0.0%	0.0%
Total Consumer	3	51	215,955	0.0%	0.0%
Residential:
Real estate	-	-	218,445	0.0%	0.0%
Construction	-	-	23,357	0.0%	0.0%
Total Residential	-	-	241,802	0.0%	0.0%
Total	10	$2,206	$1,120,811	0.2%	1.5%

The following table provides information with respect to the Company’s commercial COVID-19 accommodations by sector at December 31, 2020.

(dollars in thousands)	Count	Balance	Percentage of Tier 1 Capital

Retail Trade	2	$1,440	1.0%
Real Estate Rental and Leasing	2	304	0.2%
Accommodation and Food Services	1	298	0.1%
Finance and Insurance	2	113	0.1%
Total commercial accommodations	7	$2,155	1.4%

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

Beginning the week of March 16, 2020, the Company began receiving requests for temporary modifications to the repayment structure for borrower loans. Modification terms included interest only or full payment deferral for up to 6 months. As of December 31, 2020, the Company had 10 temporary modifications with principal balances totaling $2.2 million, which is down $199.6 million, or 99%, from the $201.8 million temporary modifications that were outstanding as of June 30, 2020.

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

The following presents by class, information related to loans modified in a TDR:

	Loans modified as TDRs for the twelve months ended:
(dollars in thousands)	December 31, 2020			December 31, 2019

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Commercial and industrial	2	$206	$66	-	$-	$-
Commercial real estate - non-owner occupied	2	1,598	453	-	-	-
Total	4	$1,804	$519	-	$-	$-

In the above table, the period end balance is inclusive of all partial pay downs and charge-offs since the modification date. For all loans modified in a TDR, the pre-modification recorded investment was the same as the post-modification recorded investment.

Of the TDRs outstanding as of December 31, 2020 and 2019, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time. Other than the TDRs that were placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.

The following presents by class, loans modified as a TDR that subsequently defaulted (i.e. 90 days or more past due following a modification) during the periods indicated:

Loans modified as a TDR within the previous twelve months that subsequently defaulted during the twelve months ended:
(dollars in thousands)	December 31, 2020		December 31, 2019

	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
Commercial and industrial	2	$206	-	$-
Total	2	$206	-	$-

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

As of December 31, 2020 and 2019, respectively, the allowance for impaired loans that have been modified in a TDR was $0.7 million and $0.2 million, respectively.

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

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2020	past due	past due	or more (1)	past due	Current	loans (3)		and accruing
Originated Loans
Commercial and industrial	$275	$505	$590	$1,370	$255,907	$257,277		$-
Commercial real estate:
Non-owner occupied	-	-	846	846	103,807	104,653		-
Owner occupied	1	-	1,123	1,124	135,181	136,305		-
Construction	-	-	-	-	3,965	3,965		-
Consumer:
Home equity installment	62	-	61	123	34,438	34,561		-
Home equity line of credit	24	-	395	419	44,512	44,931		-
Auto loans	197	25	27	249	97,943	98,192		-
Direct finance leases	294	-	61	355	18,581	18,936	(2)	61
Other	6	-	-	6	7,405	7,411		-
Residential:
Real estate	-	74	727	801	179,613	180,414		-
Construction	-	-	-	-	23,117	23,117		-
Total originated loans	859	604	3,830	5,293	904,469	909,762		61
Acquired Loans
Commercial and industrial	13	-	-	13	23,467	23,480		-
Commercial real estate:
Non-owner occupied	79	-	-	79	87,411	87,490		-
Owner occupied	-	-	-	-	43,618	43,618		-
Construction	-	-	-	-	6,266	6,266		-
Consumer:
Home equity installment	40	-	-	40	5,546	5,586		-
Home equity line of credit	-	-	-	-	4,794	4,794		-
Auto loans	-	-	-	-	194	194		-
Other	3	-	-	3	188	191		-
Residential:
Real estate	-	-	-	-	38,031	38,031		-
Construction	-	-	-	-	240	240		-
Total acquired loans	135	-	-	135	209,755	209,890		-
Total Loans and Leases
Commercial and industrial	288	505	590	1,383	279,374	280,757		-
Commercial real estate:
Non-owner occupied	79	-	846	925	191,218	192,143		-
Owner occupied	1	-	1,123	1,124	178,799	179,923		-
Construction	-	-	-	-	10,231	10,231		-
Consumer:
Home equity installment	102	-	61	163	39,984	40,147		-
Home equity line of credit	24	-	395	419	49,306	49,725		-
Auto loans	197	25	27	249	98,137	98,386		-
Direct finance leases	294	-	61	355	18,581	18,936	(2)	61
Other	9	-	-	9	7,593	7,602		-
Residential:
Real estate	-	74	727	801	217,644	218,445		-
Construction	-	-	-	-	23,357	23,357		-
Total	$994	$604	$3,830	$5,428	$1,114,224	$1,119,652		$61

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.2 million. (3) Includes net deferred loan costs of $1.7 million.

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2019	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$33	$171	$336	$540	$122,054	$122,594		$-
Commercial real estate:
Non-owner occupied	-	70	510	580	99,221	99,801		-
Owner occupied	180	89	1,447	1,716	128,842	130,558		-
Construction	-	-	-	-	4,654	4,654		-
Consumer:
Home equity installment	-	5	65	70	36,561	36,631		-
Home equity line of credit	49	-	294	343	46,939	47,282		-
Auto loans	316	46	16	378	105,492	105,870		-
Direct finance leases	59	79	-	138	15,314	15,452	(2)	-
Other	15	1	-	16	5,618	5,634		-
Residential:
Real estate	29	224	1,006	1,259	165,905	167,164		-
Construction	-	-	-	-	17,770	17,770		-
Total	$681	$685	$3,674	$5,040	$748,370	$753,410		$-

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $0.9 million. (3) Includes net deferred loan costs of $3.0 million.

Impaired loans

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2020
Commercial and industrial	$688	$549	$41	$590	$213
Commercial real estate:
Non-owner occupied	2,960	1,677	1,171	2,848	481
Owner occupied	2,058	1,219	473	1,692	309
Consumer:
Home equity installment	106	-	61	61	-
Home equity line of credit	443	105	290	395	48
Auto loans	50	27	-	27	4
Residential:
Real estate	774	559	168	727	151
Total	$7,079	$4,136	$2,204	$6,340	$1,206

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2019
Commercial and industrial	$336	$336	$-	$336	$221
Commercial real estate:
Non-owner occupied	1,047	333	591	924	232
Owner occupied	2,336	1,052	972	2,024	194
Consumer:
Home equity installment	106	-	65	65	-
Home equity line of credit	362	88	206	294	87
Auto loans	32	-	16	16	-
Residential:					-
Real estate	1,053	678	328	1,006	174
Total	$5,272	$2,487	$2,178	$4,665	$908

At December 31, 2020, impaired loans totaled $6.3 million consisting of $2.5 million in accruing TDRs and $3.8 million in non-accrual loans. At December 31, 2019, impaired loans totaled $4.7 million consisting of $1.0 million in accruing TDRs and $3.7 million in non-accrual loans. As of December 31, 2020, the non-accrual loans included four TDRs to three unrelated borrowers totaling $0.7 million compared with two TDRs to two unrelated borrowers totaling $0.6 million as of December 31, 2019.

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

	December 31, 2020			December 31, 2019
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$404	$1	$-	$226	$1	$-
Commercial real estate:
Non-owner occupied	1,939	96	-	914	185	-
Owner occupied	1,848	48	-	2,504	40	-
Construction	-	-	-	-	-	-
Consumer:
Home equity installment	53	-	-	129	2	-
Home equity line of credit	368	-	-	184	-	-
Auto Loans	51	2	-	39	-	-
Other	-	-	-	-	-	-
Residential:
Real estate	819	-	-	1,212	19	-
Total	$5,482	$147	$-	$5,208	$247	$-

The average recorded investment for the year ended December 31, 2018 was $6.7 million. There was also interest income recognized of $437 thousand and cash basis interest income recognized of $0.

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

The following table presents loans including $1.7 million and $3.0 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of December 31, 2020 and 2019, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

	December 31, 2020
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total
Originated Loans
Commercial and industrial	$249,451	$4,162	$3,664	$-	$257,277
Commercial real estate - non-owner occupied	93,784	5,522	5,347	-	104,653
Commercial real estate - owner occupied	125,569	2,992	7,744	-	136,305
Commercial real estate - construction	2,732	1,233	-	-	3,965
Total originated loans	471,536	13,909	16,755	-	502,200
Acquired Loans
Commercial and industrial	23,438	-	42	-	23,480
Commercial real estate - non-owner occupied	85,527	923	1,040	-	87,490
Commercial real estate - owner occupied	42,304	249	1,065	-	43,618
Commercial real estate - construction	5,903	-	363	-	6,266
Total acquired loans	157,172	1,172	2,510	-	160,854
Total Loans
Commercial and industrial	272,889	4,162	3,706	-	280,757
Commercial real estate - non-owner occupied	179,311	6,445	6,387	-	192,143
Commercial real estate - owner occupied	167,873	3,241	8,809	-	179,923
Commercial real estate - construction	8,635	1,233	363	-	10,231
Total commercial	$628,708	$15,081	$19,265	$-	$663,054

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	December 31, 2020
(dollars in thousands)	Performing	Non-performing	Total
Consumer
Originated Loans
Home equity installment	$34,500	$61	$34,561
Home equity line of credit	44,536	395	44,931
Auto loans	98,165	27	98,192
Direct finance leases (1)	18,875	61	18,936
Other	7,411	-	7,411
Total originated loans	203,487	544	204,031
Acquired Loans
Home equity installment	5,586	-	5,586
Home equity line of credit	4,794	-	4,794
Auto loans	194	-	194
Other	191	-	191
Total acquired loans	10,765	-	10,765
Total Loans and Leases
Home equity installment	40,086	61	40,147
Home equity line of credit	49,330	395	49,725
Auto loans	98,359	27	98,386
Direct finance leases (1)	18,875	61	18,936
Other	7,602	-	7,602
Total consumer	214,252	544	214,796
Residential
Originated Loans
Real estate	179,687	727	180,414
Construction	23,117	-	23,117
Total originated loans	202,804	727	203,531
Acquired Loans
Real estate	38,031	-	38,031
Construction	240	-	240
Total acquired loans	38,271	-	38,271
Total Loans
Real estate	217,718	727	218,445
Construction	23,357	-	23,357
Total residential	241,075	727	241,802
Total consumer & residential	$455,327	$1,271	$456,598

(1)Net of unearned lease revenue of $1.2 million.

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

(2) Net of unearned lease revenue of $0.9 million.

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

Information related to the change in the allowance for loan losses and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the year ended December 31, 2020
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,484	$3,933	$2,013		$2,278	$39	$9,747
Charge-offs	(372)	(465)	(296)		(35)	-	(1,168)
Recoveries	26	30	120		197	-	373
Provision	1,269	2,885	715		341	40	5,250
Ending balance	$2,407	$6,383	$2,552		$2,781	$79	$14,202
Ending balance: individually evaluated for impairment	$213	$790	$52		$151	$-	$1,206
Ending balance: collectively evaluated for impairment	$2,194	$5,593	$2,500		$2,630	$79	$12,996
Loans Receivables:
Ending balance (2)	$280,757	$382,297	$214,796	(1)	$241,802	$-	$1,119,652
Ending balance: individually evaluated for impairment	$590	$4,540	$483		$727	$-	$6,340
Ending balance: collectively evaluated for impairment	$280,167	$377,757	$214,313		$241,075	$-	$1,113,312

(1) Net of unearned lease revenue of $1.2 million. (2) Includes $1.7 million of net deferred loan costs.

As of and for the year ended December 31, 2019
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,432	$3,901	$2,548		$1,844	$22	$9,747
Charge-offs	(184)	(597)	(398)		(330)	-	(1,509)
Recoveries	32	317	67		8	-	424
Provision	204	312	(204)		756	17	1,085
Ending balance	$1,484	$3,933	$2,013		$2,278	$39	$9,747
Ending balance: individually evaluated for impairment	$221	$426	$87		$174	$-	$908
Ending balance: collectively evaluated for impairment	$1,263	$3,507	$1,926		$2,104	$39	$8,839
Loans Receivables:
Ending balance (2)	$122,594	$235,013	$210,869	(1)	$184,934	$-	$753,410
Ending balance: individually evaluated for impairment	$336	$2,948	$375		$1,006	$-	$4,665
Ending balance: collectively evaluated for impairment	$122,258	$232,065	$210,494		$183,928	$-	$748,745

(1) Net of unearned lease revenue of $0.9 million. (2) Includes $3.0 million of net deferred loan costs.

As of and for the year ended December 31, 2018
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,374	$4,060	$2,063	$1,608	$88	$9,193
Charge-offs	(196)	(268)	(391)	(371)	-	(1,226)
Recoveries	77	42	211	-	-	330
Provision	177	67	665	607	(66)	1,450
Ending balance	$1,432	$3,901	$2,548	$1,844	$22	$9,747

Direct finance leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and subsequent related updates to revise the accounting for leases. Lessor accounting was largely unchanged as a result of the standard. Additional disclosures required under the standard are included in this section and in Footnote 24, “Leases”.

The Company originates direct finance leases through two automobile dealerships. The carrying amount of the Company’s lease receivables, net of unearned income, was $6.0 million and $4.7 million as of December 31, 2020 and 2019, respectively. The residual value of the direct finance leases is fully guaranteed by the dealerships. Residual values amounted to $12.9 million and $10.8 million at December 31, 2020 and 2019, respectively, and are included in the carrying value of direct finance leases.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2021	$8,128
2022	4,848
2023	4,609
2024	2,385
2025	125
2026 and thereafter	-
Total future minimum lease payments receivable	20,095
Less: Unearned income	(1,159)
Undiscounted cash flows to be received	$18,936

6.BANK PREMISES AND EQUIPMENT

Components of bank premises and equipment are summarized as follows:

	As of December 31,
(dollars in thousands)	2020	2019

Land	$3,655	$2,865
Bank premises	19,788	14,123
Furniture, fixtures and equipment	13,728	12,523
Leasehold improvements	9,618	9,372
Construction in process	307	559

Total	47,096	39,442

Less accumulated depreciation and amortization	(19,470)	(17,885)

Bank premises and equipment, net	$27,626	$21,557

Depreciation expense, which includes amortization of leasehold improvements, was $1.9 million, $1.5 million and $1.3 million for the years ended December 31, 2020, 2019 and 2018. The estimated useful life was 40 years for bank premises, 3 to 7 years for furniture and fixtures and for leasehold improvements was the term of the lease.

During the first quarter of 2014, the Company received through foreclosure the deed that secured the collateral for a non-owner occupied commercial real estate loan that was on non-accrual status. The loan, in the amount $1.0 million, was transferred from loans to foreclosed assets held-for-sale and then to bank premises. Currently the building has a tenant under a lease agreement expiring in January 2022, but the Company expects to use the property for future facility expansion.

7.DEPOSITS

The scheduled maturities of certificates of deposit as of December 31, 2020 were as follows:

(dollars in thousands)	Amount	Percent
2021	$89,813	70.3%
2022	26,438	20.7
2023	4,279	3.3
2024	2,735	2.2
2025	3,020	2.4
2026 and thereafter	1,457	1.1

Total	$127,742	100.0%

Certificates of deposit of $100,000 or more aggregated $69.0 million and $70.7 million as of December 31, 2020 and 2019, respectively. Certificates of deposit of $250,000 or more aggregated $41.1 million and $44.5 million at December 31, 2020 and 2019, respectively.

As of December 31, 2020, investment securities with a combined fair value of $392.4 million were available to be pledged as qualifying collateral to secure public deposits and trust funds. The Company required $224.1 million of the qualifying collateral to secure such deposits as of December 31, 2020 and the balance of $168.3 million was available for other pledging needs.

8.SHORT-TERM BORROWINGS

The components of short-term borrowings are summarized as follows:

	As of December 31,
(dollars in thousands)	2020	2019

Overnight borrowings	$-	$37,839

The maximum and average amounts of short-term borrowings outstanding and related interest rates as of the periods indicated are as follows:

	Maximum		Weighted-
	outstanding		average
	at any	Average	rate during	Rate at
(dollars in thousands)	month end	outstanding	the year	year-end
December 31, 2020
Overnight borrowings	$9,159	$4,175	2.13%	-%
Paycheck Protection Program Liquidity Facility	152,791	44,990	0.35	-

Total	$161,950	$49,165

December 31, 2019
Overnight borrowings	$58,747	$35,243	2.49%	1.81%

Total	$58,747	$35,243

December 31, 2018
Overnight borrowings	$76,366	$27,893	2.38%	2.62%
Repurchase agreements	22,202	9,666	0.16	-
Total	$98,568	$37,559

Overnight borrowings may include Fed funds purchased from correspondent banks, open repurchase agreements with the FHLB and borrowings at the Discount Window from the Federal Reserve Bank of Philadelphia (FRB). Securities sold under agreements to repurchase, or repurchase agreements, are non-insured interest-bearing liabilities that have a perfected security interest in qualified investment securities of the Company. Repurchase agreements are reflected at the amount of cash received in connection with the transaction. During the fourth quarter of 2018, the Company transferred all of the repurchase agreement accounts to interest-bearing checking accounts. During the first half of 2020, the Company utilized the Paycheck Protection Program Liquidity Facility (PPPLF) to fund PPP lending. The PPPLF borrowings were paid off during the third quarter of 2020.

FHLB borrowings are collateralized by a blanket lien on all commercial and residential real estate loans. At December 31, 2020, the Company had approximately $428.7 million available to borrow from the FHLB, $31.0 million from correspondent banks and approximately $91.0 million that it could borrow at the FRB.

9.FHLB ADVANCES

During the third quarter of 2018, the Company utilized $15.0 million in borrowings with the FHLB to purchase securities matching a spread expected to produce a suitable after-tax return. During 2020, the Company paid down $10.0 million of these FHLB advances.

The maturity and weighted-average interest rate of FHLB advances as of the periods indicated is as follows:

As of December 31, 2020
(dollars in thousands)	Amount	Rate

2021	$-	-%
2022	-	-
2023	5,000	3.07
2024	-	-
2025	-	-
Total	$5,000	3.07%

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

In each of the 2012 stock incentive plans, the Company has reserved 750,000 shares of its no-par common stock for future issuance. The Company recognizes share-based compensation expense over the requisite service or vesting period. During 2015, the Company created a Long-Term Incentive Plan (LTIP) that awarded restricted stock and stock-settled stock appreciation rights (SSARs) to senior officers based on the attainment of performance goals. The service requirement was the participant’s continued employment throughout the LTIP with a three year vesting period. Under this plan, the restricted stock had a two year post vesting holding period requirement. The SSAR awards have a ten year term from the date of each grant.

During the first quarter of 2019, the Company approved a 1 year LTIP and awarded restricted stock and SSARs to senior officers and managers in February 2019 based on 2018 performance. Under this plan, the restricted stock had a two year post vesting holding period requirement. The SSAR awards have a ten year term from the date of each grant.

During the first quarter of 2020, the Company approved a 1 year LTIP and awarded restricted stock to senior officers and managers in February and March 2020 based on 2019 performance. During the second quarter of 2020, 500 shares of restricted stock were granted to one new employee after the merger.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during 2020, 2019 and 2018 under the 2012 stock incentive plans:

	2020			2019			2018
			Weighted-			average			average
	Shares		average grant	Shares		grant date	Shares		grant date
	granted		date fair value	granted		fair value	granted		fair value

Director plan	6,000	(2)	$56.63	5,600	(2)	$54.69	8,400	(2)	$49.50
Omnibus plan	11,761	(3)	55.06	7,251	(2)	54.69	10,800	(2)	45.83
Omnibus plan	50	(1)	57.62	50	(1)	58.08	50	(1)	49.50
Omnibus plan	500	(2)	34.02	-		-	-		-
Total	18,311		$55.00	12,901		$54.70	19,250		$47.44

(1)Vest after 1 year (2) Vest after 3 years – 33% each year (3) Vest fully after 3 years

The fair value of the shares granted in 2020 was calculated using the grant date stock price.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2017	8,400	12,304	20,704	$23.59
Granted	8,400	10,850	19,250	47.44
Vested	(4,200)	(5,794)	(9,994)	23.69
Non-vested balance at December 31, 2018	12,600	17,360	29,960	$38.99
Granted	5,600	7,301	12,901	54.70
Forfeited	-	(126)	(126)	54.69
Vested	(7,000)	(8,574)	(15,574)	33.81
Non-vested balance at December 31, 2019	11,200	15,961	27,161	$49.48
Granted	6,000	12,311	18,311	55.00
Vested	(7,798)	(7,597)	(15,395)	48.47
Non-vested balance at December 31, 2020	9,402	20,675	30,077	$53.36

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2017	53,360	$4.20	8.5
Granted	38,941	13.73	10.0
Exercised	(3,051)	4.03
Forfeited	-	-
Outstanding December 31, 2018	89,250	$8.36	8.2
Granted	11,073	16.79	10.0
Exercised	(3,059)	3.48
Forfeited	-	-
Outstanding December 31, 2019	97,264	$9.47	7.5
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding December 31, 2020	97,264	$9.47	6.5

Of the SSARs outstanding at December 31, 2020, 76,897 vested and were exercisable. SSARs vest over a three year period – 33% per year.

There were no SSARs exercised during 2020. During 2019, there were 3,059 SSARs exercised. The intrinsic value recorded for these SSARs was $10,631. The tax deduction realized from the exercise of these SSARs was $108,134 resulting in a tax benefit of $22,708. During 2018, there were 3,051 SSARs exercised. The intrinsic value recorded for these SSARs was $12,288. The tax deduction realized from the exercise of these SSARs was $122,969 resulting in a tax benefit of $25,823.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the years ended December 31, 2020, 2019 and 2018 and the unrecognized stock-based compensation expense as of December 31, 2020:

(dollars in thousands)	2020	2019	2018
Stock-based compensation expense:
Director stock incentive plan	$434	$240	$237
Omnibus stock incentive plan	740	611	500
Employee stock purchase plan	27	107	143
Total stock-based compensation expense	$1,201	$958	$880

In addition, during 2020, 2019 and 2018 the Company reversed accruals of ($0.1 million), ($0.1 million) and ($0.1 million) in stock-based compensation expense for restricted stock and SSARs to be awarded under the Omnibus Plan.

As of
(dollars in thousands)	December 31, 2020
Unrecognized stock-based compensation expense:
Director plan	$271
Omnibus plan	709
Total unrecognized stock-based compensation expense	$980

The unrecognized stock-based compensation expense as of December 31, 2020 will be recognized ratably over the periods ended January 2023 and April 2023 for the Director Plan and the Omnibus Plan, respectively.

During the first quarter of 2018, there were 750 stock options exercised at a price of $18.50 per share. The intrinsic value of these stock options was $2,585. The tax deduction realized from the exercise of these options was $22,875 resulting in a tax benefit of $4,804. As of December 31, 2020, there were no stock options outstanding.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined. As of December 31, 2020, 84,904 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

The Company also established the dividend reinvestment plan (the DRP) for its shareholders. The DRP is designed to avail the Company’s stock at no transactional cost to its shareholders. Cash dividends paid to shareholders who are enrolled in the DRP plus voluntary cash deposits received can be used to purchase shares, directly from the Company, from shares that become available in the open market or in negotiated transactions with third parties. The Company has reserved 750,000 shares of its un-issued capital stock for issuance under the DRP. As of December 31, 2020, there were 591,730 shares available for future issuance.

11.INCOME TAXES

Pursuant to the accounting guidelines related to income taxes, the Company has evaluated its material tax positions as of December 31, 2020 and 2019. Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. In periods subsequent to December 31, 2020, determinations of potentially adverse material tax positions will be evaluated to determine whether an uncertain tax position may have previously existed or has been originated. In the event an adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with the Internal Revenue Service (IRS) guidelines, and will be recorded as a component of other expenses in the Company’s consolidated statements of income.

As of December 31, 2020, there were no unrecognized tax benefits that, if recognized, would significantly affect the Company’s effective tax rate. Also, there were no penalties and interest recognized in the consolidated statements of income in 2020, 2019 and 2018 as a result of management’s evaluation of whether an uncertain tax position may exist nor does the Company foresee a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the forthcoming twelve months. Tax returns filed with the IRS are subject to review by law under a three-year statute of limitations. The Company has not received notification from the IRS regarding adverse tax issues for the current year or from tax returns filed for tax years 2019, 2018 or 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The bill reduced the Company’s federal corporate income tax rate from 34% to 21% effective January 1, 2018.

The following temporary differences gave rise to the net deferred tax liability, a component of other assets in the consolidated balance sheets, as of the periods indicated:

	As of December 31,
(dollars in thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$2,936	$2,047
Deferred interest from non-accrual assets	206	149
Operating lease liabilities	1,605	1,377
Acquisition accounting	479	-
Other	594	556
Total	5,820	4,129

Deferred tax liabilities:
Net unrealized gains on available-for-sale securities	(2,380)	(958)
Loan fees and costs	(1,013)	(1,248)
Automobile leasing	(4,287)	(3,463)
Operating lease right-of-use assets	(1,487)	(1,265)
Depreciation	(1,411)	(685)
Mortgage loan servicing rights	(278)	(211)
Total	(10,856)	(7,830)
Deferred tax liability, net	$(5,036)	$(3,701)

The components of the total provision for income taxes for the years indicated are as follows:

	Years ended December 31,
(dollars in thousands)	2020	2019	2018

Current	$2,336	$1,985	$1,110
Deferred	(87)	341	1,019
Total provision for income taxes	$2,249	$2,326	$2,129

The reconciliation between the expected statutory income tax and the actual provision for income taxes is as follows:

	Years ended December 31,

(dollars in thousands)	2020	2019	2018
Expected provision at the statutory rate	$3,203	$2,919	$2,758
Tax-exempt income	(865)	(592)	(567)
Bank owned life insurance	(167)	(136)	(126)
Nondeductible interest expense	54	37	18
Nondeductible other expenses and other, net	(8)	98	43
Tax rate change adjustment	-	-	3
State income tax	32	-	-
Actual provision for income taxes	$2,249	$2,326	$2,129

12.RETIREMENT PLAN

The Company has a defined contribution profit sharing 401(k) plan covering substantially all of its employees. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Contributions to the plan approximated $0.7 million, $0.5 million and $0.4 million in 2020, 2019 and 2018.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments:

December 31, 2020
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$69,346	$69,346	$69,346	$-	$-
Available-for-sale debt securities	392,420	392,420	-	392,420	-
Restricted investments in bank stock	2,813	2,813	-	2,813	-
Loans and leases, net	1,105,450	1,116,711	-	-	1,116,711
Loans held-for-sale	29,786	30,858	-	30,858	-
Accrued interest receivable	5,712	5,712	-	5,712	-
Financial liabilities:
Deposits with no stated maturities	1,381,722	1,381,722	-	1,381,722	-
Time deposits	127,783	128,200	-	128,200	-
FHLB advances	5,000	5,348	-	5,348	-
Accrued interest payable	337	337	-	337	-

December 31, 2019
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$15,663	$15,663	$15,663	$-	$-
Available-for-sale debt securities	185,117	185,117	-	185,117	-
FHLB stock	4,383	4,383	-	4,383	-
Loans and leases, net	743,663	735,657	-	-	735,657
Loans held-for-sale	1,643	1,660	-	1,660	-
Accrued interest receivable	3,281	3,281	-	3,281	-
Financial liabilities:
Deposits with no stated maturities	719,526	719,526	-	719,526	-
Time deposits	116,211	115,993	-	115,993	-
Short-term borrowings	37,839	37,839	-	37,839	-
FHLB advances	15,000	15,430	-	15,430	-
Accrued interest payable	644	644	-	644	-

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

Acquired loans: Acquired loans (performing and non-performing) are initially recorded at their acquisition-date fair values using Level 3 inputs. For more information on the calculation of the fair value of acquired loans, see Footnote 21, “Acquisition.”

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$45,447	$-	$45,447	$-
Obligations of states and political subdivisions	199,713	-	199,713	-
MBS - GSE residential	147,260	-	147,260	-
Total available-for-sale debt securities	$392,420	$-	$392,420	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$6,159	$-	$6,159	$-
Obligations of states and political subdivisions	54,718	-	54,718	-
MBS - GSE residential	124,240	-	124,240	-
Total available-for-sale debt securities	$185,117	$-	$185,117	$-

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

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending December 31, 2020 and 2019, respectively.

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,930	$-	$-	$2,930
Other real estate owned	182	-	-	182
Total	$3,112	$-	$-	$3,112

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,579	$-	$-	$1,579
Other real estate owned	350	-	-	350
Other repossessed assets	20	-	-	20
Total	$1,949	$-	$-	$1,949

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

At December 31, 2020 and December 31, 2019, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -27.04% and -70.66% and from -21.56% to -84.98%, respectively. The weighted average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -44.49% as of December 31, 2020 and -29.11% as of December 31, 2019, respectively. Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed. Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable. Appraisals form the basis for determining the net realizable value from these properties. Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business. Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions. Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs. These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions. At December 31, 2020 and December 31, 2019, the discounts applied to the appraised values of ORE ranged from -21.47% and -77.60% and from -26.94% and -89.48%, respectively. As of December 31, 2020, and December 31, 2019, the weighted average of discount to the appraisal values of ORE amounted to -31.30% and -48.65%, respectively.

At December 31, 2020, there were no other repossessed assets. At December 31, 2019, other repossessed assets consisted of two automobiles, totaling $20 thousand. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.

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

The notional amount of the Company’s financial instruments with off-balance sheet risk was as follows:

	December 31,
(dollars in thousands)	2020	2019
Off-balance sheet financial instruments:
Commitments to extend credit	$262,816	$143,558
Standby letters of credit	3,946	7,287

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

The following table summarizes outstanding financial letters of credit as of December 31, 2020:

		More than
	Less than	one year to	Over five
(dollars in thousands)	one year	five years	years	Total
Secured by:
Collateral	$220	$363	$1,007	$1,590
Bank lines of credit	799	136	-	935
Other	1,107	-	-	1,107
	2,126	499	1,007	3,632
Unsecured	292	22	-	314
Total	$2,418	$521	$1,007	$3,946

The Company has not incurred losses on its commitments in 2020, 2019 or 2018.

14.EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards. The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares. For granted and unexercised stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued SSARs were exercised and converted into common stock. As of the years ended December 31, 2020, 2019 and 2018, there were 24,644, 32,091 and 29,301 potentially dilutive shares related to issued and unexercised SSARs. For restricted stock, dilution would occur from the Company’s previously granted but unvested shares. There were 5,496, 10,720 and 13,893 potentially dilutive shares related to unvested restricted share grants as of the years ended December 31, 2020, 2019 and 2018, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the years indicated:

	2020	2019	2018
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$13,035	$11,576	$11,006
Weighted-average common shares outstanding	4,586,224	3,779,582	3,752,704
Basic EPS	$2.84	$3.06	$2.93

Diluted EPS:
Net income available to common shareholders	$13,035	$11,576	$11,006
Weighted-average common shares outstanding	4,586,224	3,779,582	3,752,704
Potentially dilutive common shares	30,140	42,811	43,194
Weighted-average common and potentially dilutive shares outstanding	4,616,364	3,822,393	3,795,898
Diluted EPS	$2.82	$3.03	$2.90

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%. As of December 31, 2020 and 2019, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The following table reflects the actual and required capital and the related capital ratios as of the periods indicated. No amounts were deducted from capital for interest-rate risk in either 2020 or 2019.

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer*		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of December 31, 2020:

Total capital (to risk-weighted assets)
Consolidated	$161,199	16.5%	≥	$78,356	8.0%	≥	$102,842	10.5%		N/A	N/A
Bank	$161,145	16.5%	≥	$78,342	8.0%	≥	$102,823	10.5%	≥	$97,927	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$148,931	15.2%	≥	$44,075	4.5%	≥	$68,562	7.0%		N/A	N/A
Bank	$148,879	15.2%	≥	$44,067	4.5%	≥	$68,549	7.0%	≥	$63,653	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$148,931	15.2%	≥	$58,767	6.0%	≥	$83,253	8.5%		N/A	N/A
Bank	$148,879	15.2%	≥	$58,756	6.0%	≥	$83,238	8.5%	≥	$78,342	8.0%

Tier I capital (to average assets)
Consolidated	$148,931	8.8%	≥	$67,584	4.0%	≥	$67,584	4.0%		N/A	N/A
Bank	$148,879	8.8%	≥	$67,584	4.0%	≥	$67,584	4.0%	≥	$84,479	5.0%

As of December 31, 2019:

Total capital (to risk-weighted assets)
Consolidated	$111,910	15.8%	≥	$56,796	8.0%	≥	$74,545	10.5%		N/A	N/A
Bank	$112,188	15.8%	≥	$56,791	8.0%	≥	$74,538	10.5%	≥	$70,989	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$103,024	14.5%	≥	$31,948	4.5%	≥	$49,696	7.0%		N/A	N/A
Bank	$103,303	14.6%	≥	$31,945	4.5%	≥	$49,692	7.0%	≥	$46,143	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$103,024	14.5%	≥	$42,597	6.0%	≥	$60,346	8.5%		N/A	N/A
Bank	$103,303	14.6%	≥	$42,593	6.0%	≥	$60,340	8.5%	≥	$56,791	8.0%

Tier I capital (to average assets)
Consolidated	$103,024	10.4%	≥	$39,650	4.0%	≥	$39,650	4.0%		N/A	N/A
Bank	$103,303	10.3%	≥	$40,265	4.0%	≥	$40,265	4.0%	≥	$50,331	5.0%

* The minimums under Basel III increased include the capital conservation buffer of 2.50%.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations and Pennsylvania law limit the amount of dividends that may be paid from the Bank to the Company without prior approval of regulatory agencies. Accordingly, at December 31, 2020, approximately $103.5 million was available for dividend distribution from the Bank to the Company in 2020.

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

	Years ended December 31,
(dollars in thousands)	2020	2019	2018
Balance, beginning	$6,765	$6,542	$6,497
Adjustments for changes in position	(1,063)	-	-
Additions	7,156	1,864	1,314
Collections	(2,973)	(1,641)	(1,269)

Balance, ending	$9,885	$6,765	$6,542

As of December 31, 2020, 2019 and 2018, deposits from executive officers and directors approximated $27.9 million, $14.8 million and $14.4 million, respectively.

17.QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of quarterly results of operations for the years indicated:

	2020
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$9,711	$12,250	$13,699	$13,836	$49,496
Interest expense	(1,705)	(1,429)	(1,163)	(1,014)	(5,311)

Net interest income	8,006	10,821	12,536	12,822	44,185
Provision for loan losses	(300)	(1,900)	(1,500)	(1,550)	(5,250)
Gain on sale of investment securities	-	-	-	115	115
Other income	2,755	2,708	4,370	4,720	14,553
Other expenses	(7,304)	(11,311)	(9,474)	(10,230)	(38,319)
Income before taxes	3,157	318	5,932	5,877	15,284
Provision for income taxes	(523)	(66)	(955)	(705)	(2,249)
Net income	$2,634	$252	$4,977	$5,172	$13,035
Net income per share - basic	$0.69	$0.05	$1.00	$1.04	$2.84
Net income per share - diluted	$0.69	$0.05	$0.99	$1.03	$2.82

	2019
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$9,655	$9,657	$10,008	$9,949	$39,269
Interest expense	(1,745)	(1,863)	(2,008)	(1,938)	(7,554)

Net interest income	7,910	7,794	8,000	8,011	31,715
Provision for loan losses	(255)	(255)	(320)	(255)	(1,085)
Gain (loss) on sale of investment securities	(4)	-	(2)	20	14
Other income	2,461	2,489	2,634	2,595	10,179
Other expenses	(6,770)	(6,435)	(6,643)	(7,073)	(26,921)
Income before taxes	3,342	3,593	3,669	3,298	13,902
Provision for income taxes	(540)	(591)	(611)	(584)	(2,326)
Net income	$2,802	$3,002	$3,058	$2,714	$11,576
Net income per share - basic	$0.74	$0.79	$0.82	$0.71	$3.06
Net income per share - diluted	$0.73	$0.79	$0.80	$0.71	$3.03

	2018
	First	Second	Third	Fourth
(dollars in thousands except per share data)	quarter	quarter	quarter	quarter	Total
Interest income	$8,143	$8,535	$9,028	$9,624	$35,330
Interest expense	(884)	(1,012)	(1,317)	(1,660)	(4,873)

Net interest income	7,259	7,523	7,711	7,964	30,457
Provision for loan losses	(300)	(425)	(400)	(325)	(1,450)
Gain (loss) on write-down/sale of investment securities	(58)	107	5	-	54
Other income	2,341	2,264	2,278	2,263	9,146
Other expenses	(6,208)	(6,162)	(6,172)	(6,530)	(25,072)
Income before taxes	3,034	3,307	3,422	3,372	13,135
Provision for income taxes	(506)	(539)	(559)	(525)	(2,129)
Net income	$2,528	$2,768	$2,863	$2,847	$11,006
Net income per share - basic	$0.67	$0.74	$0.76	$0.76	$2.93
Net income per share - diluted	$0.67	$0.73	$0.75	$0.75	$2.90

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU remove certain disclosures from Topic 820, modify disclosures and/or require additional disclosures. We adopted this ASU on January 1, 2020 and the amendments in this update did not have a material impact on the Company’s consolidated financial position or results of operations. Footnote 13, “Fair Value Measurements” provides disclosures regarding fair value measurements of the Company’s financial instruments.

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

20.PARENT COMPANY ONLY

The following is the condensed financial information for Fidelity D & D Bancorp, Inc. on a parent company only basis as of and for the years indicated:

Condensed Balance Sheets	As of December 31,
(dollars in thousands)	2020	2019
Assets:
Cash	$256	$63
Investment in subsidiary	166,618	107,115
Other assets	180	107
Total	$167,054	$107,285

Liabilities and shareholders' equity:
Liabilities	$384	$449
Capital stock and retained earnings	157,718	103,234
Accumulated other comprehensive income (loss)	8,952	3,602
Total	$167,054	$107,285

Condensed Income Statements	Years ended December 31,
(dollars in thousands)	2020	2019	2018
Income:
Equity in undistributed earnings of subsidiary	$9,934	$8,839	$9,273
Dividends from subsidiary	5,378	4,037	2,723
Gain on sale of investment securities	-	-	44
Other income	-	-	11
Total income	15,312	12,876	12,051
Operating expenses	2,779	1,598	1,269
Income before taxes	12,533	11,278	10,782
Credit for income taxes	502	298	224
Net income	$13,035	$11,576	$11,006

Statements of Comprehensive Income	Years ended December 31,
(dollars in thousands)	2020	2019	2018
Bancorp net loss	$(2,277)	$(1,300)	$(990)
Equity in net income of subsidiary	15,312	12,876	11,996
Net income	13,035	11,576	11,006

Equity in other comprehensive income (loss) of subsidiary	5,350	4,697	(2,478)
Other comprehensive income (loss), net of tax	5,350	4,697	(2,478)
Total comprehensive income, net of tax	$18,385	$16,273	$8,528

Condensed Statements of Cash Flows	Years ended December 31,
(dollars in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$13,035	$11,576	$11,006
Adjustments to reconcile net income to net cash used in operations:
Equity in earnings of subsidiary	(15,312)	(12,876)	(11,996)
Stock-based compensation expense	1,077	817	749
Deferred income tax	(84)	2	(60)
Gain on sale of investment securities	-	-	(44)
Changes in other assets and liabilities, net	71	137	12
Net cash used in operating activities	(1,213)	(344)	(333)

Cash flows provided by investing activities:
Dividends received from subsidiary	5,378	4,037	2,723
Proceeds from sales of investment securities	-	-	871
Operating dividend from subsidiary	1,129	-	-
Net cash acquired in acquisition	58	-	-
Net cash provided by investing activities	6,565	4,037	3,594

Cash flows used in financing activities:
Dividends paid, net of dividend reinvestment	(5,378)	(4,037)	(3,397)
Exercise of stock options	-	-	14
Withholdings to purchase capital stock	219	175	149
Net cash used in financing activities	(5,159)	(3,862)	(3,234)
Net change in cash	193	(169)	27

Cash, beginning	63	232	205

Cash, ending	$256	$63	$232

21.ACQUISITION

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

Merger-related expenses

For the twelve months ended December 31, 2020, the Company incurred merger-related expenses totaling $2.5 million, primarily consisting of professional fees, salaries and employee benefits and data processing fees.

Supplemental Pro Forma Financial Information

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the twelve months ended December 31, 2020 and 2019, respectively, as if MNB had been acquired on January 1, 2019. This unaudited pro forma information combines the historical results of MNB with the Corporation’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision expense resulting from recording loan assets at fair value, cost savings or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented and the differences could be significant.

	Years ended December 31,
(Dollars in thousands)	2020	2019
Net interest income	$48,812	$46,199
Other income	14,387	11,966
Total net interest income and other income	$63,199	$58,165

Net income	14,272	16,035

Basic earnings per common share	$2.87	$3.24
Diluted earnings per common share	$2.85	$3.21

Pending Acquisition

In February 2021, the Company announced the execution of an agreement and plan of reorganization to acquire Landmark Bancorp, Inc. (“Landmark”) in a transaction valued on February 25, 2021 at $43.4 million. Under the terms of the agreement, Landmark shareholders will receive as consideration 0.272 shares of Fidelity common stock and $3.26 in cash for each share of Landmark common stock that they own as of the closing date. Landmark is the holding company of Landmark Community Bank (“Landmark Bank”) which operates 5 retail community banking offices in Northeastern Pennsylvania. Subject to the terms and conditions of the agreement, Landmark will merge with and into an acquisition subsidiary of the Company and Landmark Bank will merge with and into the Bank. The merger which is subject to approval of Landmark’s shareholders, regulatory approvals and other customary closing conditions, is currently expected to close in the third quarter of 2021. The Company expects to incur $3.7 million in non-recurring costs to facilitate the anticipated merger and integrate systems in 2021.

22.EMPLOYEE BENEFITS

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers. The policies are recorded at their cash surrender values. Increases in cash surrender values are included in non-interest income in the consolidated statements of income. In March 2019, the Company purchased an additional $2.0 million of BOLI. As a result of the acquisition, the Company added BOLI with a value of $9.3 million. During the fourth quarter of 2020, the Company purchased an additional $11.0 million of BOLI. The policies’ cash surrender value totaled $44.3 million and $23.3 million, respectively, as of December 31, 2020 and 2019 and is reflected as an asset on the consolidated balance sheets. For the years ended December 31, 2020 and 2019, the Company has recorded income of $794 thousand and $647 thousand, respectively.

Officer Life Insurance

In 2017, the Bank entered into separate split dollar life insurance arrangements (Split Dollar Agreements) with eleven officers. This plan provides each officer a specified death benefit should the officer die while in the Bank’s employ. The Bank paid the insurance premiums in March 2017 and the arrangements were effective in March 2017. In March 2019, the Bank entered into a new Split Dollar Agreement with one officer. In January 2021, the Bank entered into Split Dollar Agreements with fifteen officers. The Bank owns the policies and all cash values thereunder. Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary. As of December 31, 2020, the policies had total death benefits of $33.3 million of which $4.4 million would have been paid to the officer’s beneficiaries and the remaining $28.9 million would have been paid to the Bank. In addition, four executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met. As of December 31, 2020 and 2019, the Company accrued expenses of $154 thousand and $107 thousand for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement. On March 20, 2019, the Bank entered into a SERP Agreement with one officer, pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2019 until normal retirement age. As of December 31, 2020 and 2019, the Company accrued expenses of $2.0 million and $1.4 million in connection with the SERP.

23.REVENUE RECOGNITION

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

Contract balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before the payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity already received payment (or payment is due) from the customer. The Company’s non-interest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company typically does not enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2020 and 2019, the Company did not have any significant contract balances.

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

The Company’s operating leases, where the Company is lessee, include property, land and equipment. As of December 31, 2020, ten of the Company’s branch properties were leased under operating leases. In four of the branch leases, the Company leases the land from an unrelated third party, and the buildings are the Company’s own capital improvement. The Company also leases three standalone ATMs under operating leases. Additionally, the Company has four equipment leases classified as finance leases.

The following is an analysis of the leased property under finance leases:

	Asset Balance at December 31,
(dollars in thousands)	2020	2019

Equipment	$485	$397
Less accumulated depreciation and amortization	(202)	(117)
Leased property under finance leases, net	$283	$280

The following is a schedule of future minimum lease payments under finance leases together with the present value of the net minimum lease payments as of December 31, 2020:

(dollars in thousands)	Amount

2021	$101
2022	101
2023	74
2024	17
2025	8
2026 and thereafter	-
Total minimum lease payments (a)	301
Less amount representing interest (b)	(10)
Present value of net minimum lease payments	$291

(a)The future minimum lease payments have not been reduced by estimated executory costs (such as taxes and maintenance) since this amount was deemed immaterial by management.

(b)Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate upon lease inception.

As of December 31, 2020, the Company leased its Green Ridge, Pittston, Peckville, Back Mountain, Mountain Top, Abington, Nazareth, Easton, Bethlehem and Martins Creek branches under the terms of operating leases. Common area maintenance is included in variable lease payments in the table below. The Abington branch has variable lease payments which are calculated as a percentage of the national prime rate of interest and are expensed as incurred. The Bethlehem branch has variable lease payments that increase annually and are expensed as incurred.

(dollars in thousands)	2020	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$85	$75
Interest on lease liabilities	8	10
Operating lease cost	540	431
Short-term lease cost	18	18
Variable lease cost	(2)	(1)
Total lease cost	$649	$533

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$8	$10
Operating cash flows from operating leases (Fixed payments)	$496	$349
Operating cash flows from operating leases (Liability reduction)	$250	$85
Financing cash flows from finance leases	$83	$73
Right-of-use assets obtained in exchange for new finance lease liabilities	$88	$22
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,338	$6,189
Weighted-average remaining lease term - finance leases	3.12 yrs	3.67 yrs
Weighted average remaining lease term - operating leases	21.30 yrs	23.88 yrs
Weighted-average discount rate - finance leases	2.52%	3.07%
Weighted-average discount rate - operating leases	3.56%	3.78%

During 2020, $614 thousand of the total lease cost is included in premises and equipment expense and $35 thousand is included in other expenses on the consolidated statements of income. Operating lease expense is recognized on a straight-line basis over the lease term. We recognized both the interest expense and amortization expense for finance leases in premises and equipment expense since the interest expense portion was immaterial.

The future minimum lease payments for the Company’s branch network and equipment under operating leases that have lease terms in excess of one year as of December 31, 2020 are as follows:

(dollars in thousands)	Amount

2021	$527
2022	505
2023	508
2024	511
2025	517
2026 and thereafter	8,381
Total future minimum lease payments	10,949
Plus variable payment adjustment	264
Less amount representing interest	(3,569)
Present value of net future minimum lease payments	$7,644

The Company leases several properties, where the Company is lessor, under operating leases to unrelated parties. Some of these properties are residential properties surrounding the Main Branch that the Company leases on a month-to-month basis and are considered short-term leases. The undiscounted cash flows to be received on an annual basis for the remaining three properties under long-term operating leases are as follows:

(dollars in thousands)	Amount

2021	$211
2022	68
2023	48
2024	51
2025	54
2026 and thereafter	81
Total lease payments to be received	$513

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

	For the years ended December 31,
(dollars in thousands)	2020	2019	2018
Lease income - direct finance leases
Interest income on lease receivables	$722	$683	$580

Lease income - operating leases	236	239	217
Total lease income	$958	$922	$797

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A: CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended December 31, 2020.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of December 31, 2020, the Company maintained effective internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed with the SEC.

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

ITEM 11: EXECUTIVE COMPENSATION

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2021 annual meeting of shareholders to be filed with the SEC.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2021 annual meeting of shareholders to be filed with the SEC.

Securities authorized for issuance under equity compensation plans

The following table summarizes the Company’s equity compensation plans as of December 31, 2020 that have been approved and not approved by Fidelity D & D Bancorp, Inc. shareholders:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2002 Employee Stock Purchase Plan	4,738	$56.96	79,743
2012 Omnibus Stock Incentive Plan (Restricted stock)	20,675	$52.86	688,128
2012 Omnibus Stock Incentive Plan (SSARs)	39,532	$38.20	688,128
2012 Director Stock Incentive Plan (Restricted stock)	9,402	$54.46	693,400
Equity compensation plans not approved by security holders - none	-	-	-
Total	74,347	$45.53	1,461,271

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this item is set forth in Footnote No. 16 “Related Party Transactions”, of Part II, Item 8 “Financial Statements and Supplementary Data”, and the information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2021 annual meeting of shareholders to be filed with the SEC.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2021 annual meeting of shareholders to be filed with the SEC.

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

*10.10 Form of Supplemental Executive Retirement Plan – Applicable to Eugene J. Walsh and Timothy P. O’Brien. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

*10.11 Form of Split Dollar Life Insurance Agreement – Applicable to Daniel J. Santaniello, Salvatore R. DeFrancesco, Jr. and Eugene J. Walsh. Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

*10.12 Form of Split Dollar Life Insurance Agreement – Applicable to Timothy P. O’Brien. Incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

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

13 Annual Report to Shareholders. Incorporated by reference to the 2020 Annual Report to Shareholders filed with the SEC on Form ARS.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Annual Report on Form 10-K for the year ended December 31, 2020, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of December 31, 2020 and 2019; Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018; Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018; Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018 and the Notes to the Consolidated Financial Statements.

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

FIDELITY D & D BANCORP, INC.
(Registrant)

Date: March 19, 2021	By:	/s/ Daniel J. Santaniello
Daniel J. Santaniello,
President and Chief Executive Officer

Date: March 19, 2021	By:	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Daniel J. Santaniello	March 19, 2021
Daniel J. Santaniello, President and Chief
Executive Officer

By:	/s/ Salvatore R. DeFrancesco, Jr.	March 19, 2021
Salvatore R. DeFrancesco, Jr., Treasurer
and Chief Financial Officer

By:	/s/ Brian J. Cali	March 19, 2021
Brian J. Cali, Chairman of the
Board of Directors and Director

By:	/s/ John T. Cognetti	March 19, 2021
John T. Cognetti, Secretary and Director

By:	/s/ Richard M. Hotchkiss	March 19, 2021
Richard M. Hotchkiss, Director

By:	/s/ Michael J. McDonald	March 19, 2021
Michael J. McDonald, Vice Chairman
of the Board of Directors and Director

By:		March 19, 2021
Mary E. McDonald, Assistant Secretary and Director

By:	/s/ HelenBeth G. Vilcek	March 19, 2021
HelenBeth G. Vilcek, Director

By:	/s/ Kristin Dempsey O’Donnell	March 19, 2021
Kristin Dempsey O’Donnell, Director

By:	/s/ Richard Lettieri	March 19, 2021
Richard Lettieri, Director

By:	/s/ William J. Joyce, Sr.	March 19, 2021
William J. Joyce, Sr., Director

By:	/s/ Alan Silverman	March 19, 2021
Alan Silverman, Director