Form 10-Q
period 2021-03-31
FIDELITY D & D BANCORP INC
filed 2021-05-14
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on April 30, 2021, the latest practicable date, was 4,995,547 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q March 31, 2021

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	March 31, 2021	December 31, 2020
Assets:
Cash and due from banks	$38,964	$19,408
Interest-bearing deposits with financial institutions	183,989	49,938
Total cash and cash equivalents	222,953	69,346
Available-for-sale securities	436,622	392,420
Restricted investments in bank stock	2,931	2,813
Loans and leases, net (allowance for loan losses of
$14,839 in 2021; $14,202 in 2020)	1,127,320	1,105,450
Loans held-for-sale (fair value $11,208 in 2021, $30,858 in 2020)	11,001	29,786
Foreclosed assets held-for-sale	413	256
Bank premises and equipment, net	27,275	27,626
Leased property under finance leases, net	259	283
Right-of-use assets	6,999	7,082
Cash surrender value of bank owned life insurance	44,582	44,285
Accrued interest receivable	5,723	5,712
Goodwill	7,053	7,053
Core deposit intangible, net	1,645	1,734
Other assets	18,316	5,664
Total assets	$1,913,092	$1,699,510
Liabilities:
Deposits:
Interest-bearing	$1,204,548	$1,102,009
Non-interest-bearing	518,352	407,496
Total deposits	1,722,900	1,509,505
Accrued interest payable and other liabilities	18,776	10,400
Finance lease obligation	267	291
Operating lease liabilities	7,567	7,644
FHLB advances	-	5,000
Total liabilities	1,749,510	1,532,840
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 4,995,547 at March 31, 2021; and 4,977,750 at December 31, 2020)	78,222	77,676
Retained earnings	84,197	80,042
Accumulated other comprehensive income	1,163	8,952
Total shareholders' equity	163,582	166,670
Total liabilities and shareholders' equity	$1,913,092	$1,699,510

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)
(dollars in thousands except per share data)	March 31, 2021	March 31, 2020
Interest income:
Loans and leases:
Taxable	$12,188	$8,063
Nontaxable	320	297
Interest-bearing deposits with financial institutions	21	12
Restricted investments in bank stock	33	65
Investment securities:
U.S. government agency and corporations	700	846
States and political subdivisions (nontaxable)	854	423
States and political subdivisions (taxable)	224	5
Total interest income	14,340	9,711
Interest expense:
Deposits	864	1,516
Other short-term borrowings and other	-	75
FHLB advances	26	114
Total interest expense	890	1,705
Net interest income	13,450	8,006
Provision for loan losses	800	300
Net interest income after provision for loan losses	12,650	7,706
Other income:
Service charges on deposit accounts	566	559
Interchange fees	949	557
Service charges on loans	511	438
Fees from trust fiduciary activities	494	419
Fees from financial services	175	159
Fees and other revenue	178	250
Earnings on bank-owned life insurance	296	165
Gain (loss) on write-down, sale or disposal of:
Loans	2,347	215
Premises and equipment	-	(7)
Total other income	5,516	2,755
Other expenses:
Salaries and employee benefits	5,876	3,923
Premises and equipment	1,642	1,118
Data processing and communication	603	460
Advertising and marketing	901	432
Professional services	937	415
Merger-related expenses	523	271
Automated transaction processing	292	227
Office supplies and postage	113	106
PA shares tax	50	66
Loan collection	50	29
Other real estate owned	25	27
FDIC assessment	111	-
FHLB prepayment fee	369	-
Other	(36)	230
Total other expenses	11,456	7,304
Income before income taxes	6,710	3,157
Provision for income taxes	1,043	523
Net income	$5,667	$2,634
Per share data:
Net income - basic	$1.14	$0.69
Net income - diluted	$1.13	$0.69
Dividends	$0.30	$0.28

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended
(Unaudited)	March 31,
(dollars in thousands)	2021	2020

Net income	$5,667	$2,634

Other comprehensive (loss) income, before tax:
Unrealized holding (loss) gain on available-for-sale debt securities	(9,860)	4,111
Reclassification adjustment for net gains realized in income	-	-
Net unrealized (loss) gain	(9,860)	4,111
Tax effect	2,071	(863)
Unrealized (loss) gain, net of tax	(7,789)	3,248
Other comprehensive (loss) gain, net of tax	(7,789)	3,248
Total comprehensive (loss) income, net of tax	$(2,122)	$5,882

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the three months ended March 31, 2021 and 2020
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2019	3,781,500	$30,848	$72,385	$3,602	$106,835
Net income			2,634		2,634
Other comprehensive income				3,248	3,248
Issuance of common stock through Employee Stock Purchase Plan	3,885	219			219
Issuance of common stock from vested restricted share grants through stock compensation plans	12,261	-			-
Stock-based compensation expense		275			275
Cash dividends declared			(1,071)		(1,071)
Balance, March 31, 2020	3,797,646	$31,342	$73,948	$6,850	$112,140

Balance, December 31, 2020	4,977,750	$77,676	$80,042	$8,952	$166,670
Net income			5,667		5,667
Other comprehensive loss				(7,789)	(7,789)
Issuance of common stock through Employee Stock Purchase Plan	4,738	270			270
Issuance of common stock from vested restricted share grants through stock compensation plans	11,059	-			-
Issuance of common stock through exercise of SSARs	2,000	-			-
Stock-based compensation expense		276			276
Cash dividends declared			(1,512)		(1,512)
Balance, March 31, 2021	4,995,547	$78,222	$84,197	$1,163	$163,582

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Three months ended March 31,
(dollars in thousands)	2021	2020

Cash flows from operating activities:
Net income	$5,667	$2,634
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	1,394	835
Provision for loan losses	800	300
Deferred income tax (benefit) expense	(544)	442
Stock-based compensation expense	266	243
Excess tax benefit from exercise of SSARs	26	-
Proceeds from sale of loans held-for-sale	82,284	13,055
Originations of loans held-for-sale	(60,426)	(11,232)
Earnings from bank-owned life insurance	(296)	(165)
Net gain from sales of loans	(2,347)	(215)
Net (gain) loss from sale and write-down of foreclosed assets held-for-sale	(15)	17
Net loss from write-down and disposal of bank premises and equipment	-	7
Operating lease payments	7	8
Change in:
Accrued interest receivable	(11)	42
Other assets	(1,605)	(903)
Accrued interest payable and other liabilities	492	(178)
Net cash provided by operating activities	25,692	4,890

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	-	7,765
Proceeds from maturities, calls and principal pay-downs	14,276	8,832
Purchases	(69,290)	(31,617)
(Increase) decrease in restricted investments in bank stock	(118)	1,651
Net (increase) decrease in loans and leases	(25,056)	5,837
Principal portion of lease payments received under direct finance leases	1,123	759
Purchases of bank premises and equipment	(286)	(271)
Proceeds from sale of foreclosed assets held-for-sale	107	236
Net cash used in investing activities	(79,244)	(6,808)

Cash flows from financing activities:
Net increase in deposits	213,425	83,924
Net decrease in short-term borrowings	-	(37,839)
Repayment of FHLB advances	(5,000)	-
Repayment of finance lease obligation	(24)	(18)
Proceeds from employee stock purchase plan participants	270	219
Dividends paid	(1,512)	(1,071)
Net cash provided by financing activities	207,159	45,215
Net increase in cash and cash equivalents	153,607	43,297
Cash and cash equivalents, beginning	69,346	15,663

Cash and cash equivalents, ending	$222,953	$58,960

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)	Three months ended March 31,
(dollars in thousands)	2021	2020
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,046	$1,784
Income tax	-	-
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized gains on available-for-sale securities	(9,860)	4,111
Transfers from loans to foreclosed assets held-for-sale	249	-
Transfers from loans to loans held-for-sale, net	1,491	1,662
Security settlement pending	7,894	1,445

See notes to unaudited consolidated financial statements

FIDELITY D & D BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of operations and critical accounting policies

Nature of operations

Fidelity D & D Bancorp, Inc. (“the Company”) is a bank holding company and the parent of Fidelity Deposit and Discount Bank (the Bank). The Bank is a commercial bank chartered under the law of the Commonwealth of Pennsylvania and a wholly-owned subsidiary of the Company. Having commenced operations in 1903, the Bank is committed to provide superior customer service, while offering a full range of banking products and financial and trust services to both our consumer and commercial customers from our main office located in Dunmore and other branches located throughout Lackawanna, Northampton and Luzerne Counties and Wealth Management offices in Schuylkill and Lebanon Counties.

On February 26, 2021, the Company announced the execution of an agreement and plan of reorganization to acquire Landmark Bancorp, Inc. (“Landmark”) and its wholly-owned subsidiary, Landmark Community Bank (“Landmark Bank”). Subject to the terms and conditions of the agreement, Landmark will merge with and into an acquisition subsidiary of the Company and Landmark Bank will merge with and into the Bank.

On May 1, 2020, the Company completed its acquisition of MNB Corporation (“MNB”) and its wholly-owned subsidiary, Merchants Bank of Bangor. At the time of the acquisition, MNB merged with and into the Company with the Company surviving the merger. In addition, Merchants Bank of Bangor merged with and into the Bank with the Bank as the surviving bank.

Further discussion of the acquisition of MNB and pending acquisition of Landmark can be found in Footnote 9, “Acquisition”.

Principles of consolidation

The accompanying unaudited consolidated financial statements of the Company and the Bank have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to this Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the periods have been included. All significant inter-company balances and transactions have been eliminated in consolidation.

For additional information and disclosures required under U.S. GAAP, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Management is responsible for the fairness, integrity and objectivity of the unaudited financial statements included in this report. Management prepared the unaudited financial statements in accordance with U.S. GAAP. In meeting its responsibility for the financial statements, management depends on the Company's accounting systems and related internal controls. These systems and controls are designed to provide reasonable but not absolute assurance that the financial records accurately reflect the transactions of the Company, the Company’s assets are safeguarded and that the financial statements present fairly the financial condition and results of operations of the Company.

In the opinion of management, the consolidated balance sheets as of March 31, 2021 and December 31, 2020 and the related consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in shareholders’ equity for the three months ended March 31, 2021 and 2020, and consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature. Certain reclassifications have been made to the 2020 financial statements to conform to the 2021 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after March 31, 2021 through the date these consolidated financial statements were issued.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, and the notes included therein, included within the Company’s Annual Report filed on Form 10-K.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses at March 31, 2021 is adequate and reasonable to cover incurred losses. Given the subjective nature of identifying and estimating loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB). Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained. On occasion, the Company may transfer loans from the loan portfolio to loans HFS. Under these circumstances, pricing may be obtained from other entities and the residential mortgage loans are transferred at the lower of cost or market value and simultaneously sold. For other loans transferred to HFS, pricing may be obtained from other entities or modeled and the other loans are transferred at the lower of cost or market value and then sold. As of March 31, 2021 and December 31, 2020, loans classified as HFS consisted of residential mortgage loans.

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

Goodwill is recorded on the consolidated balance sheets as the excess of liabilities assumed over identifiable assets acquired on the acquisition date. Goodwill is recorded at its net carrying value which represents estimated fair value. The goodwill is deductible for tax purposes over a 15-year period. Goodwill is tested for impairment on at least an annual basis. There was no goodwill impairment as of March 31, 2021 and December 31, 2020. Other acquired intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives and subject to periodic impairment testing.

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

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20). The amendments in this update change the disclosure requirements for defined benefit plans. The amendments in this update are effective for fiscal years ending after December 15, 2020 for the Company. An entity should apply the amendments in this update on a retrospective basis to all periods presented. The update was effective for the Company on January 1, 2021 and the amendments in this update did not have a material impact on the Company’s disclosures.

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

As of and for the three months ended March 31, 2021
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	debt securities
Beginning balance	$8,952

Other comprehensive loss before reclassifications, net of tax	(7,789)
Amounts reclassified from accumulated other comprehensive income, net of tax	-
Net current-period other comprehensive loss	(7,789)
Ending balance	$1,163

As of and for the three months ended March 31, 2020
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	securities
Beginning balance	$3,602

Other comprehensive income before reclassifications, net of tax	3,248
Amounts reclassified from accumulated other comprehensive income, net of tax	-
Net current-period other comprehensive income	3,248
Ending balance	$6,850

There were no amounts reclassified from accumulated other comprehensive income for the three months ended March 31, 2021 and 2020.

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

The amortized cost and fair value of investment securities at March 31, 2021 and December 31, 2020 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
March 31, 2021
Available-for-sale debt securities:
Agency - GSE	$58,792	$336	$(2,278)	$56,850
Obligations of states and political subdivisions	226,443	5,118	(3,400)	228,161
MBS - GSE residential	149,915	3,047	(1,351)	151,611

Total available-for-sale debt securities	$435,150	$8,501	$(7,029)	$436,622

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2020
Available-for-sale debt securities:
Agency - GSE	$45,146	$392	$(91)	$45,447
Obligations of states and political subdivisions	192,385	7,480	(152)	199,713
MBS - GSE residential	143,557	3,881	(178)	147,260

Total available-for-sale debt securities	$381,088	$11,753	$(421)	$392,420

The amortized cost and fair value of debt securities at March 31, 2021 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Available-for-sale securities:
Debt securities:
Due in one year or less	$967	$1,007
Due after one year through five years	5,961	6,298
Due after five years through ten years	73,232	70,598
Due after ten years	205,075	207,108

MBS - GSE residential	149,915	151,611

Total available-for-sale debt securities	$435,150	$436,622

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

The following table presents the fair value and gross unrealized losses of debt securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of March 31, 2021 and December 31, 2020:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

March 31, 2021
Agency - GSE	$50,552	$(2,278)	$-	$-	$50,552	$(2,278)
Obligations of states and political subdivisions	127,546	(3,400)	-	-	127,546	(3,400)
MBS - GSE residential	67,080	(1,351)	-	-	67,080	(1,351)
Total	$245,178	$(7,029)	$-	$-	$245,178	$(7,029)
Number of securities	128		-		128

December 31, 2020
Agency - GSE	$27,602	$(91)	$-	$-	$27,602	$(91)
Obligations of states and political subdivisions	15,256	(152)	-	-	15,256	(152)
MBS - GSE residential	14,753	(178)	-	-	14,753	(178)
Total	$57,611	$(421)	$-	$-	$57,611	$(421)
Number of securities	30		-		30

The Company had 128 debt securities in an unrealized loss position at March 31, 2021, including 22 agency securities, 22 mortgage-backed securities and 84 municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at March 31, 2021: 4.31% for agencies, 1.97% for total MBS-GSE; and 2.60% for municipals. None of these securities had been in an unrealized loss position in excess of 12 months. Management has no intent to sell any securities in an unrealized loss position as of March 31, 2021.

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

For all debt securities, as of March 31, 2021, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and nor any conditions were identified by management that, more likely than not, would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5. Loans and leases

The classifications of loans and leases at March 31, 2021 and December 31, 2020 are summarized as follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Commercial and industrial	$295,595	$280,757
Commercial real estate:
Non-owner occupied	202,500	192,143
Owner occupied	179,932	179,923
Construction	11,721	10,231
Consumer:
Home equity installment	38,425	40,147
Home equity line of credit	47,675	49,725
Auto loans	96,841	98,386
Direct finance leases	20,421	20,095
Other	6,098	7,602
Residential:
Real estate	221,766	218,445
Construction	22,340	23,357
Total	1,143,314	1,120,811
Less:
Allowance for loan losses	(14,839)	(14,202)
Unearned lease revenue	(1,155)	(1,159)
Loans and leases, net	$1,127,320	$1,105,450

As of March 31, 2021, total loans of $1.1 billion were reflected net of deferred loan fees of $0.4 million, including $4.3 million in deferred fee income from Paycheck Protection Program (PPP) loans net of $3.9 million in deferred loan costs on other loans. Net deferred loan costs of $1.7 million, including $2.2 million in deferred fee income from PPP loans net of $3.9 million in deferred loan costs, have been included in the carrying values of loans at December 31, 2020.

Commercial and industrial loan balances were $295.6 million at March 31, 2021 and $280.8 million on December 31, 2020. As of March 31, 2021, the commercial and industrial loan balance included $144.7 million in PPP loans (net of deferred fees) compared to $129.9 million as of December 31, 2020.

Direct finance leases include the lease receivable and the guaranteed lease residual. Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease. Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The approximate unpaid principal balance of mortgages serviced amounted to $420.5 million as of March 31, 2021 and $366.5 million as of December 31, 2020. Mortgage servicing rights amounted to $1.8 million and $1.3 million as of March 31, 2021 and December 31, 2020, respectively.

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

As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrowers’ PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP.

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (Economic Aid Act) was enacted, extending the authority to make PPP loans through March 31, 2021, revising certain PPP requirements, and permitting second draw PPP loans. On March 11, 2021, the American Rescue Plan Act of 2021 (American Rescue Plan Act) was enacted expanding eligibility for first and second draw PPP loans and revising the exclusions from payroll costs for purposes of loan forgiveness.

As of March 31, 2021, the Company had 1,414 PPP loans outstanding totaling $149.1 million, which represents a $17.0 million, or 13%, increase from the 1,246 loans totaling $132.1 million as of December 31, 2020. During the first quarter of 2021, the Company recognized $1.8 million in SBA fees from PPP loans. Unearned fees attributed to PPP loans, net of $0.2 million in fees paid to referral sources as prescribed by the SBA under the PPP program, were $4.3 million as of March 31, 2021.

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

The Company reported provisional fair value adjustments regarding the acquired MNB Corporation loan portfolio. Therefore, the Company did not record an allowance on the acquired non-purchased credit impaired loans. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan losses, the Company performs an analysis on acquired loans to determine whether there has been subsequent deterioration in relation to those loans. If deterioration has occurred, the Company will include these loans in the calculation of the allowance for loan losses after the initial valuation and provide reserves accordingly.

Upon acquisition, in accordance with U.S. GAAP, the Company has individually determined whether each acquired loan is within the scope of ASC 310-30 deemed as purchased credit impaired (PCI). As part of this process, the Company’s senior management and other relevant individuals reviewed the seller’s loan portfolio on a loan-by-loan basis to determine if any loans met the two-part definition of an impaired loan as defined by ASC 310-30: 1) Credit deterioration on the loan from its inception until the acquisition date, and 2) It is probable that not all contractual cash flows will be collected on the loan.

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

For the three months ended
(dollars in thousands)	March 31, 2021
Balance at beginning of period	$563
Accretable yield on acquired loans	-
Reclassification from non-accretable difference	13
Accretion of accretable yield	(103)
Balance at end of period	$473

During the first quarter of 2021, management performed an analysis of all loans accounted for under ASC 310-30. Two loans had actual payments exceed estimates resulting in a $13 thousand reclassification from non-accretable discount to accretable discount. Additionally, one loan was paid off with $17 thousand in accretable yield and $269 in non-accretable yield amortized to interest income.

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

Non-accrual loans

Non-accrual loans, segregated by class, at March 31, 2021 and December 31, 2020, were as follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Commercial and industrial	$507	$590
Commercial real estate:
Non-owner occupied	821	846
Owner occupied	1,560	1,123
Consumer:
Home equity installment	26	61
Home equity line of credit	287	395
Auto loans	14	27
Residential:
Real estate	714	727
Total	$3,929	$3,769

The table above excludes $1.3 million in purchased credit impaired loans, net of unamortized fair value adjustments.

The decision to place loans on non-accrual status is made on an individual basis after considering factors pertaining to each specific loan. C&I and CRE loans are placed on non-accrual status when management has determined that payment of all contractual principal and interest is in doubt or the loan is past due 90 days or more as to principal and interest, unless well-secured and in the process of collection. Consumer loans secured by real estate and residential mortgage loans are placed on non-accrual status at 90 days past due as to principal and interest and unsecured consumer loans are charged-off when the loan is 90 days or more past due as to principal and interest. The Company considers all non-accrual loans to be impaired loans.

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

Beginning the week of March 16, 2020, the Company began receiving requests for temporary modifications to the repayment structure for borrower loans. Modification terms included interest only or full payment deferral for up to 6 months. As of March 31, 2021, the Company had 5 temporary modifications with principal balances totaling $0.7 million. As of December 31, 2020, the Company had 10 temporary modifications with principal balances totaling $2.2 million.

There were no loans modified in a TDR for the three months ended March 31, 2021 and 2020. Of the TDRs outstanding as of March 31, 2021 and 2020, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time. Other than the TDRs that were placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. There were no loans modified as a TDR within the previous twelve months that subsequently defaulted (i.e. 90 days or more past due following a modification) during the three months ended March 31, 2021 and 2020.

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

As of March 31, 2021 and 2020, the balance of outstanding TDRs was $3.1 million and $1.5 million, respectively. As of March 31, 2021 and 2020, the allowance for impaired loans that have been modified in a TDR was $0.7 million and $0.2 million, respectively.

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

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
March 31, 2021	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	185	-	507	692	294,903	295,595		-
Commercial real estate:
Non-owner occupied	-	-	821	821	201,679	202,500		-
Owner occupied	-	-	1,560	1,560	178,372	179,932		-
Construction	-	-	-	-	11,721	11,721		-
Consumer:
Home equity installment	130	5	26	161	38,264	38,425		-
Home equity line of credit	55	-	287	342	47,333	47,675		-
Auto loans	103	52	46	201	96,640	96,841		32
Direct finance leases	107	194	27	328	18,938	19,266	(2)	27
Other	4	-	-	4	6,094	6,098		-
Residential:
Real estate	77	-	714	791	220,975	221,766		-
Construction	-	-	-	-	22,340	22,340		-
Total	$661	$251	$3,988	$4,900	$1,137,259	$1,142,159		$59

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.2 million. (3) Includes net deferred loan fees of ($448 thousand).

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2020	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$288	505	590	1,383	279,374	280,757		-
Commercial real estate:
Non-owner occupied	79	-	846	925	191,218	192,143		-
Owner occupied	1	-	1,123	1,124	178,799	179,923		-
Construction	-	-	-	-	10,231	10,231		-
Consumer:
Home equity installment	102	-	61	163	39,984	40,147		-
Home equity line of credit	24	-	395	419	49,306	49,725		-
Auto loans	197	25	27	249	98,137	98,386		-
Direct finance leases	294	-	61	355	18,581	18,936	(2)	61
Other	9	-	-	9	7,593	7,602		-
Residential:
Real estate	-	74	727	801	217,644	218,445		-
Construction	-	-	-	-	23,357	23,357		-
Total	$994	$604	$3,830	$5,428	$1,114,224	$1,119,652		$61

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.2 million. (3) Includes net deferred loan costs of $1.7 million.

Impaired loans

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
March 31, 2021
Commercial and industrial	$605	$461	$46	$507	$150
Commercial real estate:
Non-owner occupied	2,834	1,678	1,144	2,822	490
Owner occupied	2,414	1,851	197	2,048	602
Consumer:
Home equity installment	59	-	26	26	-
Home equity line of credit	336	32	255	287	1
Auto loans	37	10	4	14	3
Residential:
Real estate	762	554	160	714	141
Total	$7,047	$4,586	$1,832	$6,418	$1,387

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2020
Commercial and industrial	$688	$549	$41	$590	$213
Commercial real estate:
Non-owner occupied	2,960	1,677	1,171	2,848	481
Owner occupied	2,058	1,219	473	1,692	309
Consumer:
Home equity installment	106	-	61	61	-
Home equity line of credit	443	105	290	395	48
Auto loans	50	27	-	27	4
Residential:
Real estate	774	559	168	727	151
Total	$7,079	$4,136	$2,204	$6,340	$1,206

At March 31, 2021, impaired loans totaled $6.4 million consisting of $2.5 million in accruing TDRs and $3.9 million in non-accrual loans. At December 31, 2020, impaired loans totaled $6.3 million consisting of $2.5 million in accruing TDRs and $3.8 million in non-accrual loans. As of March 31, 2021, the non-accrual loans included three TDRs to two unrelated borrowers totaling $0.7 million compared with four TDRs to three unrelated borrowers totaling $0.7 million as of December 31, 2020.

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

	March 31, 2021			March 31, 2020
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$438	$-	$-	$252	$-	$-
Commercial real estate:
Non-owner occupied	2,318	22	-	884	6	-
Owner occupied	1,853	4	-	2,327	6	-
Construction	-	-	-	-	-	-
Consumer:
Home equity installment	46	4	-	49	-	-
Home equity line of credit	366	4	-	245	-	-
Auto Loans	51	-	-	52	-	-
Other	-	-	-	-	-	-
Residential:
Real estate	761	-	-	1,102	-	-
Total	$5,833	$34	$-	$4,911	$12	$-

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

The following table presents loans including ($448 thousand) and $1.7 million of deferred (fees)/costs, segregated by class, categorized into the appropriate credit quality indicator category as of March 31, 2021 and December 31, 2020, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

	March 31, 2021
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$289,630	$2,623	$3,342	$-	$295,595
Commercial real estate - non-owner occupied	191,235	5,343	5,922	-	202,500
Commercial real estate - owner occupied	169,042	2,415	8,475	-	179,932
Commercial real estate - construction	10,505	1,216	-	-	11,721
Total commercial	$660,412	$11,597	$17,739	$-	$689,748

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	March 31, 2021
(dollars in thousands)	Performing	Non-performing	Total
Consumer
Home equity installment	$38,399	$26	$38,425
Home equity line of credit	47,388	287	47,675
Auto loans	96,795	46	96,841
Direct finance leases (1)	19,239	27	19,266
Other	6,098	-	6,098
Total consumer	207,919	386	208,305
Residential
Real estate	221,052	714	221,766
Construction	22,340	-	22,340
Total residential	243,392	714	244,106
Total consumer & residential	$451,311	$1,100	$452,411

(1)Net of unearned lease revenue of $1.2 million.

Commercial credit exposure

Credit risk profile by creditworthiness category

	December 31, 2020
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$272,889	$4,162	$3,706	$-	$280,757
Commercial real estate - non-owner occupied	179,311	6,445	6,387	-	192,143
Commercial real estate - owner occupied	167,873	3,241	8,809	-	179,923
Commercial real estate - construction	8,635	1,233	363	-	10,231
Total commercial	$628,708	$15,081	$19,265	$-	$663,054

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	December 31, 2020
(dollars in thousands)	Performing	Non-performing	Total

Consumer
Home equity installment	$40,086	$61	$40,147
Home equity line of credit	49,330	395	49,725
Auto loans	98,359	27	98,386
Direct finance leases (2)	18,875	61	18,936
Other	7,602	-	7,602
Total consumer	214,252	544	214,796
Residential
Real estate	217,718	727	218,445
Construction	23,357	-	23,357
Total residential	241,075	727	241,802
Total consumer & residential	$455,327	$1,271	$456,598

(2)Net of unearned lease revenue of $1.2 million.

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

Information related to the change in the allowance and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the three months ended March 31, 2021
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,407	$6,383	$2,552		$2,781	$79	$14,202
Charge-offs	(7)	(124)	(28)		(43)	-	(202)
Recoveries	4	11	24		-	-	39
Provision	(62)	810	(133)		177	8	800
Ending balance	$2,342	$7,080	$2,415		$2,915	$87	$14,839
Ending balance: individually evaluated for impairment	$150	$1,092	$4		$141	$-	$1,387
Ending balance: collectively evaluated for impairment	$2,192	$5,988	$2,411		$2,774	$87	$13,452
Loans Receivables:
Ending balance (2)	$295,595	$394,153	$208,305	(1)	$244,106	$-	$1,142,159
Ending balance: individually evaluated for impairment	$507	$4,870	$327		$714	$-	$6,418
Ending balance: collectively evaluated for impairment	$295,088	$389,283	$207,978		$243,392	$-	$1,135,741

(1) Net of unearned lease revenue of $1.2 million. (2) Includes ($448 thousand) of net deferred loan fees.

As of and for the year ended December 31, 2020
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,484	$3,933	$2,013		$2,278	$39	$9,747
Charge-offs	(372)	(465)	(296)		(35)	-	(1,168)
Recoveries	26	30	120		197	-	373
Provision	1,269	2,885	715		341	40	5,250
Ending balance	$2,407	$6,383	$2,552		$2,781	$79	$14,202
Ending balance: individually evaluated for impairment	$213	$790	$52		$151	$-	$1,206
Ending balance: collectively evaluated for impairment	$2,194	$5,593	$2,500		$2,630	$79	$12,996
Loans Receivables:
Ending balance (2)	$280,757	$382,297	$214,796	(1)	$241,802	$-	$1,119,652
Ending balance: individually evaluated for impairment	$590	$4,540	$483		$727	$-	$6,340
Ending balance: collectively evaluated for impairment	$280,167	$377,757	$214,313		$241,075	$-	$1,113,312

(1) Net of unearned lease revenue of $1.2 million. (2) Includes $1.7 million of net deferred loan costs.

As of and for the three months ended March 31, 2020
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,484	$3,933	$2,013	$2,278	$39	$9,747
Charge-offs	(64)	(163)	(43)	(31)	-	(301)
Recoveries	12	2	64	193	-	271
Provision	121	171	60	(47)	(5)	300
Ending balance	$1,553	$3,943	$2,094	$2,393	$34	$10,017

Direct finance leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and subsequent related updates to revise the accounting for leases. Lessor accounting was largely unchanged as a result of the standard. Additional disclosures required under the standard are included in this section and in Footnote 12, “Leases”.

The Company originates direct finance leases through two automobile dealerships. The carrying amount of the Company’s lease receivables, net of unearned income, was $6.3 million and $6.0 million as of March 31, 2021 and December 31, 2020, respectively. The residual value of the direct finance leases is fully guaranteed by the dealerships. Residual values amounted to $13.0 million and $12.9 million at March 31, 2021 and December 31, 2020, respectively, and are included in the carrying value of direct finance leases.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2021	$6,055
2022	5,364
2023	4,982
2024	3,640
2025	369
2026 and thereafter	11
Total future minimum lease payments receivable	20,421
Less: Unearned income	(1,155)
Undiscounted cash flows to be received	$19,266

6. Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards. The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares. For granted and unexercised stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued SSARs were exercised and converted into common stock. As of the three months ended March 31, 2021, there were 31,934 potentially dilutive shares related to issued and unexercised SSARs compared to 28,070 for the same 2020 period, respectively. For restricted stock, dilution would occur from the Company’s previously granted but unvested shares. There were 10,875 potentially dilutive shares related to unvested restricted share grants as of the three months ended March 31, 2021 compared to 6,303 for the same 2020 period, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended March 31,
	2021	2020
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$5,667	$2,634
Weighted-average common shares outstanding	4,990,768	3,792,741
Basic EPS	$1.14	$0.69

Diluted EPS:
Net income available to common shareholders	$5,667	$2,634
Weighted-average common shares outstanding	4,990,768	3,792,741
Potentially dilutive common shares	42,809	34,373
Weighted-average common and potentially dilutive shares outstanding	5,033,577	3,827,114
Diluted EPS	$1.13	$0.69

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

During the first quarter of 2021, the Company approved a 1-year LTIP and awarded restricted stock to senior officers and managers in February and March 2021 based on 2020 performance.

During the first quarter of 2020, the Company approved a 1-year LTIP and awarded restricted stock to senior officers and managers in February and March 2020 based on 2019 performance.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended March 31, 2021 and 2020 under the 2012 stock incentive plans:

	March 31, 2021			March 31, 2020
			Weighted-			Weighted-
	Shares		average grant	Shares		average grant
	granted		date fair value	granted		date fair value

Director plan	12,500	(2)	$52.00	6,000	(2)	$56.63
Omnibus plan	13,552	(3)	52.00	11,761	(3)	55.06
Omnibus plan	50	(1)	58.17	50	(1)	57.62
Omnibus plan	36	(3)	58.17	-		-
Total	26,138		$52.02	17,811		$55.59

(1) Vest after 1 year (2) Vest after 3 years – 33% each year (3) Vest fully after 3 years

The fair value of the shares granted in 2021 was calculated using the grant date stock price.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2020	9,402	20,675	30,077	$53.36
Granted	12,500	13,638	26,138	52.02
Forfeited	-	(255)	(255)	52.68
Vested	(4,998)	(6,061)	(11,059)	52.28
Non-vested balance at March 31, 2021	16,904	27,997	44,901	$53.14

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2020	97,264	$9.47	6.5
Granted	-
Exercised	(2,932)	3.48
Forfeited	-
Outstanding March 31, 2021	94,332	$9.66	6.3

Of the SSARs outstanding at March 31, 2021, 90,639 vested and were exercisable. SSARs vest over a three year period – 33% per year.

During the first quarter of 2021, there were 2,932 SSARs exercised. The intrinsic value recorded for these SSARs was $10,190. The tax deduction realized from the exercise of these SSARs was $125,810 resulting in a tax benefit of $26,420. There were no SSARs exercised during the first quarter of 2020.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three months ended March 31, 2021 and 2020 and the unrecognized stock-based compensation expense as of March 31, 2021:

	Three months ended March 31,
(dollars in thousands)	2021	2020
Stock-based compensation expense:
Director stock incentive plan	$75	$78
Omnibus stock incentive plan	157	170
Employee stock purchase plan	44	27
Total stock-based compensation expense	$276	$275

In addition, during the three months ended March 31, 2021 and 2020, the Company reversed accruals of ($10 thousand) and ($32 thousand) in stock-based compensation expense for restricted stock and SSARs awarded under the Omnibus Plan.

As of
(dollars in thousands)	March 31, 2021
Unrecognized stock-based compensation expense:
Director plan	$846
Omnibus plan	1,249
Total unrecognized stock-based compensation expense	$2,095

The unrecognized stock-based compensation expense as of March 31, 2021 will be recognized ratably over the periods ended February 2024 and March 2024 for the Director Plan and the Omnibus Plan, respectively.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined. As of March 31, 2021, 89,642 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

March 31, 2021
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$222,953	$222,953	$222,953	$-	$-
Available-for-sale debt securities	436,622	436,622	-	436,622	-
Restricted investments in bank stock	2,931	2,931	-	2,931	-
Loans and leases, net	1,127,320	1,137,198	-	-	1,137,198
Loans held-for-sale	11,001	11,208	-	11,208	-
Accrued interest receivable	5,723	5,723	-	5,723	-
Financial liabilities:
Deposits with no stated maturities	1,611,034	1,611,034	-	1,611,034	-
Time deposits	111,867	111,929	-	111,929	-
Accrued interest payable	182	182	-	182	-

December 31, 2020
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$69,346	$69,346	$69,346	$-	$-
Available-for-sale debt securities	392,420	392,420	-	392,420	-
Restricted investments in bank stock	2,813	2,813	-	2,813	-
Loans and leases, net	1,105,450	1,116,711	-	-	1,116,711
Loans held-for-sale	29,786	30,858	-	30,858	-
Accrued interest receivable	5,712	5,712	-	5,712	-
Financial liabilities:
Deposits with no stated maturities	1,381,722	1,381,722	-	1,381,722	-
Time deposits	127,783	128,200	-	128,200	-
FHLB advances	5,000	5,348	-	5,348	-
Accrued interest payable	337	337	-	337	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices	Significant other	Significant other
	Total carrying value	in active markets	observable inputs	unobservable inputs
(dollars in thousands)	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$56,850	$-	$56,850	$-
Obligations of states and political subdivisions	228,161	-	228,161	-
MBS - GSE residential	151,611	-	151,611	-
Total available-for-sale debt securities	$436,622	$-	$436,622	$-

		Quoted prices	Significant other	Significant other
	Total carrying value	in active markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$45,447	$-	$45,447	$-
Obligations of states and political subdivisions	199,713	-	199,713	-
MBS - GSE residential	147,260	-	147,260	-
Total available-for-sale debt securities	$392,420	$-	$392,420	$-

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

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending March 31, 2021 and December 31, 2020, respectively.

The following table illustrates the financial instruments newly measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,199	$-	$-	$3,199
Other real estate owned	177	-	-	177
Total	$3,376	$-	$-	$3,376

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,930	$-	$-	$2,930
Other real estate owned	182	-	-	182
Total	$3,112	$-	$-	$3,112

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

At March 31, 2021 and December 31, 2020, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -26.16% and -48.22% and from -27.04% to -70.66%, respectively. The weighted average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -42.16% as of March 31, 2021 and -44.49% as of December 31, 2020, respectively. Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed. Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable. Appraisals form the basis for determining the net realizable value from these properties. Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business. Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions. Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs. These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions. At March 31, 2021 and December 31, 2020, the discounts applied to the appraised values of ORE ranged from -16.63% and -77.60% and from -21.47% and -77.60%, respectively. As of March 31, 2021 and December 31, 2020, the weighted average of discount to the appraisal values of ORE amounted to -27.87% and -31.30%, respectively.

At March 31, 2021 and December 31, 2020, there were no other repossessed assets. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.

9. Acquisition

On May 1, 2020, the Company completed its previously announced acquisition of MNB of Bangor, Pennsylvania. MNB was a one-bank holding company organized under the laws of the Commonwealth of Pennsylvania and was headquartered in Bangor, PA. Its wholly owned subsidiary, founded in 1890, Merchants Bank of Bangor, was an independent community bank chartered under the laws of the Commonwealth of Pennsylvania. Merchants Bank conducted full-service commercial banking services through nine bank centers located in Northampton County, Pennsylvania. The acquisition expanded Fidelity Deposit and Discount Bank’s full-service footprint into Northampton County, Pennsylvania, and the Lehigh Valley. The Company transacted the merger to complement the Company’s existing operations, while consistent with the Company’s strategic plan of enhancing long-term shareholder value. The fair value of total assets acquired as a result of the merger totaled $451.4 million, loans totaled $245.3 million and deposits totaled $395.6 million. Goodwill recorded in the merger was $6.8 million.

In accordance with the terms of the Reorganization Agreement, on May 1, 2020 each share of MNB common stock was converted into the right to receive 1.039 shares of the Company’s common stock. As a result of the merger, the Company issued 1,176,970 shares of its common stock, valued at $45.4 million, and cash in exchange for fractional shares based upon $43.77, the determined market price of the Company’s common stock in accordance with the Reorganization Agreement. The results of the combined entity’s operations are included in the Company’s Consolidated Financial Statements from the date of acquisition. The acquisition of MNB was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition.

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

Merger-related expenses

For the three months ended March 31, 2020, the Company incurred merger-related expenses related to the merger with MNB totaling $0.3 million, primarily consisting of professional fees.

Pending Acquisition

On February 26, 2021, the Company announced the execution of an agreement and plan of reorganization to acquire Landmark Bancorp, Inc. (“Landmark”) in a transaction valued on February 25, 2021 at $43.4 million. Under the terms of the agreement, Landmark shareholders will receive as consideration 0.272 shares of Fidelity common stock and $3.26 in cash for each share of Landmark common stock that they own as of the closing date. Landmark is the holding company of Landmark Community Bank (“Landmark Bank”) which operates 5 retail community banking offices in Northeastern Pennsylvania. Subject to the terms and conditions of the agreement, Landmark will merge with and into an acquisition subsidiary of the Company and Landmark Bank will merge with and into the Bank. The merger which is subject to approval of Landmark’s shareholders, regulatory approvals and other customary closing conditions, is currently expected to close in the third quarter of 2021. During the three months ended March 31, 2021, the Company incurred $0.5 million in merger-related expenses related to the pending acquisition of Landmark, primarily consisting of professional fees. The Company expects to incur another $3.2 million in non-recurring costs to facilitate the anticipated merger and integrate systems in 2021.

10. Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers. The policies are recorded at their cash surrender values. Increases in cash surrender values are included in non-interest income in the consolidated statements of income. As a result of the acquisition of MNB, the Company added BOLI with a value of $9.3 million during 2020. During the fourth quarter of 2020, the Company purchased an additional $11.0 million of BOLI. The policies’ cash surrender value totaled $44.6 million and $44.3 million, respectively, as of March 31, 2021 and December 31, 2020 and is reflected as an asset on the consolidated balance sheets. For the three months ended March 31, 2021 and 2020, the Company has recorded income of $296 thousand and $165 thousand, respectively.

Officer Life Insurance

In 2017, the Bank entered into separate split dollar life insurance arrangements (Split Dollar Agreements) with eleven officers. This plan provides each officer a specified death benefit should the officer die while in the Bank’s employ. The Bank paid the insurance premiums in March 2017 and the arrangements were effective in March 2017. In March 2019, the Bank entered into a new Split Dollar Agreement with one officer. In January 2021, the Bank entered into Split Dollar Agreements with fifteen officers. The Bank owns the policies and all cash values thereunder. Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary. As of March 31, 2021, the policies had total death benefits of $42.6 million of which $4.4 million would have been paid to the officer’s beneficiaries and the remaining $38.2 million would have been paid to the Bank. In addition, four executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met. As of March 31, 2021 and December 31, 2020, the Company accrued expenses of $164 thousand and $154 thousand for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement. On March 20, 2019, the Bank entered into a SERP Agreement with one officer, pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2019 until normal retirement age. As of March 31, 2021 and December 31, 2020, the Company accrued expenses of $2.1 million and $2.0 million in connection with the SERP.

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

Contract balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before the payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity already received payment (or payment is due) from the customer. The Company’s non-interest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company typically does not enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2021 and December 31, 2020, the Company did not have any significant contract balances.

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

The Company’s operating leases, where the Company is lessee, include property, land and equipment. As of March 31, 2021, ten of the Company’s branch properties were leased under operating leases. In four of the branch leases, the Company leases the land from an unrelated third party, and the buildings are the Company’s own capital improvement. The Company also leases three standalone ATMs under operating leases. Additionally, the Company has four equipment leases classified as finance leases.

The following is an analysis of the leased property under finance leases:

(dollars in thousands)	March 31, 2021	December 31, 2020

Equipment	$485	$485
Less accumulated depreciation and amortization	(226)	(202)
Leased property under finance leases, net	$259	$283

The following is a schedule of future minimum lease payments under finance leases together with the present value of the net minimum lease payments as of March 31, 2021:

(dollars in thousands)	Amount

2021	$76
2022	101
2023	74
2024	17
2025	8
2026 and thereafter	-
Total minimum lease payments (a)	276
Less amount representing interest (b)	(9)
Present value of net minimum lease payments	$267

(a)The future minimum lease payments have not been reduced by estimated executory costs (such as taxes and maintenance) since this amount was deemed immaterial by management.

(b)Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate upon lease inception.

As of March 31, 2021, the Company leased its Green Ridge, Pittston, Peckville, Back Mountain, Mountain Top, Abington, Nazareth, Easton, Bethlehem and Martins Creek branches under the terms of operating leases. Common area maintenance is included in variable lease payments in the table below. The Abington branch has variable lease payments which are calculated as a percentage of the national prime rate of interest and are expensed as incurred. The Bethlehem branch has variable lease payments that increase annually and are expensed as incurred.

(dollars in thousands)	March 31, 2021	March 31, 2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$24	$20
Interest on lease liabilities	2	2
Operating lease cost	148	108
Short-term lease cost	5	5
Variable lease cost	1	(1)
Total lease cost	$180	$134

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$2	$2
Operating cash flows from operating leases (Fixed payments)	$138	$99
Operating cash flows from operating leases (Liability reduction)	$77	$39
Financing cash flows from finance leases	$24	$18
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-
Weighted-average remaining lease term - finance leases	2.89 yrs	3.42 yrs
Weighted average remaining lease term - operating leases	21.13 yrs	23.66 yrs
Weighted-average discount rate - finance leases	2.50%	3.07%
Weighted-average discount rate - operating leases	3.57%	3.78%

During the first quarter of 2021, $171 thousand of the total lease cost is included in premises and equipment expense and $9 thousand is included in other expenses on the consolidated statements of income. Operating lease expense is recognized on a straight-line basis over the lease term. We recognized both the interest expense and amortization expense for finance leases in premises and equipment expense since the interest expense portion was immaterial.

The future minimum lease payments for the Company’s branch network and equipment under operating leases that have lease terms in excess of one year as of March 31, 2021 are as follows:

(dollars in thousands)	Amount

2021	$415
2022	518
2023	508
2024	511
2025	517
2026 and thereafter	8,381
Total future minimum lease payments	10,850
Plus variable payment adjustment	220
Less amount representing interest	(3,503)
Present value of net future minimum lease payments	$7,567

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

(dollars in thousands)	Amount

2021	$154
2022	104
2023	48
2024	51
2025	54
2026 and thereafter	81
Total lease payments to be received	$492

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

	For the three months ended March 31,
(dollars in thousands)	2021	2020
Lease income - direct finance leases
Interest income on lease receivables	$190	$176

Lease income - operating leases	51	57
Total lease income	$241	$233

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of March 31, 2021 compared to December 31, 2020 and a comparison of the results of operations for the three months ended March 31, 2021 and 2020. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2020 Annual Report filed on Form 10-K.

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

▪acquisitions and integration of acquired businesses, including but not limited to, the recent acquisition of MNB Corporation (“MNB”) and its wholly-owned bank subsidiary;

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

▪acquisitions and integration of acquired businesses;

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

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties, and Eastern Pennsylvania, primarily Northampton County. The Federal Open Market Committee (FOMC) began increasing interest rates at the end of 2015 in an attempt to return to a “normal” stance. Rate cuts of 50 and 100 basis points during the first quarter of 2020 at the start of the pandemic completely reversed the increases initiated by the FOMC at the end of 2015. According to the U.S. Bureau of Labor Statistics, the national unemployment rate for March 2021 was 6.0%, down 0.7 percentage points from December 2020. However, the unemployment rates in the Scranton - Wilkes-Barre - Hazleton and the Allentown – Bethlehem - Easton Metropolitan Statistical Areas (local) increased and remained at a higher level than the national unemployment rate. The local unemployment rates at March 31, 2021 were 9.0% and 7.3%, respectively, an increase of 1.0 and 0.7 percentage points from the 8.0% and 6.6%, respectively, at December 31, 2020. The local unemployment rates have risen as a result of the effects of the pandemic. The increase in unemployment and business restrictions has had an effect on spending in our market area and unemployment is expected to remain above the pre-pandemic levels for the next few months. Stimulus payments and enhanced unemployment benefits have supported the economy throughout 2020 and the first quarter of 2021 and the government could continue to provide this support throughout 2021. The median home values in the Scranton-Wilkes-Barre-Hazleton metro and Allentown-Bethlehem-Easton metro increased 13.6% and 14.2% from a year ago, according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, and values are expected to grow 6.7% and 9.8% in the next year. In light of these expectations, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

On May 1, 2020, the Company completed its previously announced acquisition of MNB Corporation (“MNB”) and its wholly-owned bank subsidiary. The merger expanded the Company’s full-service footprint into Northampton County, PA and the Lehigh Valley. Non-recurring costs to facilitate the merger and integrate systems of $2.5 million were incurred during 2020.

On February 26, 2021, the Company announced an agreement to acquire Landmark Bancorp, Inc. (“Landmark”). The Company expects to complete the merger with Landmark during the third quarter of 2021. The Company expects non-recurring costs to facilitate the anticipated merger and integrate systems in 2021 incurred by the Company to be $3.7 million, of which $0.5 million was recognized in the first quarter. The Company remains committed to selectively expanding branch banking and wealth management locations in Northeastern and Eastern Pennsylvania as opportunities arrive going forward.

For the first quarter of 2021, net income was $5.7 million, or $1.13 diluted earnings per share, compared to $2.6 million, or $0.69 diluted earnings per share, for the first quarter of 2020. Non-recurring merger-related costs and a FHLB prepayment penalty incurred during the first quarter of 2021 are not a part of the Company’s normal operations. If these expenses had not occurred, adjusted net income (non-GAAP) for the three months ended March 31, 2021 and 2020 would have been $6.5 million and $2.9 million, respectively. Adjusted diluted EPS (non-GAAP) would have been $1.29 and $0.76 for the three months ended March 31, 2021 and 2020, respectively.

For the quarters ended March 31, 2021 and 2020, tangible common book value per share (non-GAAP) was $31.00 and $29.47, respectively. These non-GAAP measures should be reviewed in connection with the reconciliation of these non-GAAP ratios. See “Non-GAAP Financial Measures” located below within this management’s discussion and analysis.

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

In addition to the challenging economic environment in which we compete, the regulation and oversight of our business has changed significantly in recent years. As described more fully in Part II, Item 1A, “Risk Factors” below, as well as Part I, Item 1A, “Risk

Factors,” and in the “Supervisory and Regulation” section of management’s discussion and analysis of financial condition and results of operations in our 2020 Annual Report filed on Form 10-K, certain aspects of the Dodd-Frank Wall Street Reform Act (Dodd-Frank Act) continue to have a significant impact on us. In addition, final rules to implement Basel III regulatory capital reform, approved by the federal bank regulatory agencies in 2013, subject many banks including the Company, to capital requirements which became effective for the Company on January 1, 2015 and were fully phased in on January 1, 2019. The rules also revise the minimum risk-based and leverage capital ratio requirements applicable to the Company and revise the calculation of risk-weighted assets to enhance their risk sensitivity. We will continue to prepare for the impacts of the continuing implementation of the Dodd-Frank Act and the Basel III capital standards, and related rulemaking will have on our business, financial condition and results of operations.

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at March 31, 2021 and 2020.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

(dollars in thousands)	March 31, 2021	March 31, 2020
Interest income (GAAP)	$14,340	$9,711
Adjustment to FTE	416	191
Interest income adjusted to FTE (non-GAAP)	14,756	9,902
Interest expense (GAAP)	890	1,705
Net interest income adjusted to FTE (non-GAAP)	$13,866	$8,197

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

(dollars in thousands)	March 31, 2021	March 31, 2020
Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$11,456	$7,304

Net interest income (GAAP)	13,450	8,006
Plus: taxable equivalent adjustment	416	191
Non-interest income (GAAP)	5,516	2,755
Net interest income (FTE) plus non-interest income (non-GAAP)	$19,382	$10,952
Efficiency ratio (non-GAAP)	59.11%	66.69%

The following table provides a reconciliation of the tangible common equity (non-GAAP) and the calculation of tangible book value per share:

(dollars in thousands)	March 31, 2021	March 31, 2020
Tangible Book Value per Share (non-GAAP)
Total assets (GAAP)	$1,913,092	$1,062,495
Less: Intangible assets, primarily goodwill	(8,697)	(209)
Tangible assets	1,904,395	1,062,286
Total shareholders' equity (GAAP)	163,582	112,140
Less: Intangible assets, primarily goodwill	(8,697)	(209)
Tangible common equity	$154,884	$111,931

Common shares outstanding, end of period	4,995,547	3,797,646
Tangible Common Book Value per Share	$31.00	$29.47

The following table provides a reconciliation of the Company’s earnings results under GAAP to comparative non-GAAP results excluding merger-related expenses:

	March 31, 2021				March 31, 2020
(dollars in thousands except per share data)	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share
Results of operations (GAAP)	$6,710	$1,043	$5,667	$1.13	$3,157	$523	$2,634	$0.69
Add: Merger-related expenses	523	8	515	0.10	271	9	262	0.07
Add: FHLB prepayment penalty	369	78	291	0.06	-	-	-	-
Adjusted earnings (non-GAAP)	$7,602	$1,129	$6,473	$1.29	$3,428	$532	$2,896	$0.76

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

Comparison of the results of operations

Three months ended March 31, 2021 and 2020

Overview

For the first quarter of 2021, the Company generated net income of $5.7 million, or $1.13 per diluted share, compared to $2.6 million, or $0.69 per diluted share, for the first quarter of 2020. The $3.1 million, or 115%, increase in net income was primarily the result of $5.4 million higher net interest income and $2.8 million more non-interest income partially offset by a $4.2 million rise in non-interest expenses and $0.5 million increase in the provision for loan losses. The increase in non-interest expenses was driven by the impact of adding the operations of MNB along with merger-related expenses incurred in connection with the acquisitions of MNB and Landmark.

Return on average assets (ROA) was 1.29% and 1.04% for the first quarters of 2021 and 2020. During the same time periods, return on average shareholders’ equity (ROE) was 13.75% and 9.74%, respectively. ROA and ROE both increased due to the growth in net income relative to the increase in average assets and equity.

Net interest income and interest sensitive assets / liabilities

For the first quarter of 2021, net interest income increased $5.4 million, or 68%, to $13.4 million from $8.0 million for the first quarter of 2020. The $4.6 million growth in interest income was produced by the addition of $707.6 million in average interest-earning assets partially offset by the effect of a 58 basis point decline in FTE yield earned on those assets. The loan portfolio drove this interest income growth due to $405.9 million more in average loans, primarily from the MNB acquisition and PPP lending. In the investment portfolio, an increase in the average balances of municipal securities was the biggest driver of interest income growth. The average balance of total securities grew $223.1 million producing $0.7 million in additional FTE interest income despite a decrease of 93 basis points in yields earned on investments. On the liability side, total interest-bearing liabilities grew $454.3 million, on average, with a 67 basis point decrease in rates paid thereon. A 61 basis point decrease in rates paid on deposits offset the effect of $482.0 million higher average interest-bearing deposits resulting in $0.6 million less interest expense from deposits for the first quarter of 2021 compared to the 2020 like period. There was also $0.2 million less in interest expense on borrowings due to lower rates paid on a lower balance of average borrowings.

The FTE net interest rate spread increased by nine basis points and margin decreased by eight basis points, respectively, for the three months ended March 31, 2021 compared to the same 2020 period. The yields earned on interest-earning assets declined slower than the rates paid on interest-bearing liabilities causing the improvement in net interest rate spread. The decrease in net interest rate margin was due to the higher average balance of interest-bearing cash. The overall 23 basis point cost of funds, which includes the impact of non-interest bearing deposits, decreased 54 basis points for the three months ended March 31, 2021 compared to the same 2020 periods. The primary reason for the decline was the reduction in rates paid on deposits compared to the same 2020 periods.

For the remainder of 2021, the Company expects to operate in a relatively low interest rate environment. A rate environment with falling interest rates positions the Company to reduce its interest income performance from new and maturing earning assets. Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end, the interest rate margin may experience compression. The FOMC began easing the federal funds rate during the second half of 2019 and continued through the first quarter of 2020 which reduced rates paid on interest-bearing liabilities. On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans was cut 75 basis points in the second half of 2019 and another 150 basis points in the first quarter of 2020. The Blue-Chip Financial Forecasts’ consensus forecasts are predicting a steepening yield curve, with basically flat short-term rates and rising long-term rates. The 2021 focus is to manage net interest income through a relatively flat forecasted rate cycle by controlling loan and deposit pricing to maintain a reasonable spread. Interest income is projected to increase for the remainder of 2021. Management expects to actively reduce the cost of funds to partially mitigate spread compression throughout this flat rate cycle. Continued growth in the loan portfolios complemented with investment security growth is expected to boost interest income, and when coupled with a proactive relationship approach to deposit cost setting strategies should help mitigate spread compression and contain the interest rate margin at acceptable levels.

The Company’s cost of interest-bearing liabilities was 0.31% for the three months ended March 31, 2021, or 67 basis points lower than the cost for the same 2020 periods. The decrease in interest paid on both deposits and borrowings contributed to the lower cost of interest-bearing liabilities. The FOMC is not expected to cut the federal funds rate further, but the Company has the opportunity to reduce rates paid on deposits as higher-priced promotional rates and negotiated rates reprice into products with lower rates. To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances. Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

The Company’s Asset Liability Management (ALM) team meets regularly to discuss among other things, interest rate risk and when deemed necessary adjusts interest rates. ALM is actively addressing the Company's sensitivity to a changing rate environment to ensure interest rate risks are contained within acceptable levels. ALM also discusses revenue enhancing strategies to help combat the potential for a decline in net interest income. The Company’s marketing department, together with ALM, lenders and deposit gatherers, continue to develop prudent strategies that will grow the loan portfolio and accumulate low-cost deposits to improve net interest income performance.

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated. Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for March 31, 2021 and 2020 to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments. This treatment allows a uniform comparison among yields on interest-earning assets. Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for loan losses. Home equity lines of credit (HELOC) are included in the residential real estate category since they are secured by real estate. Net deferred loan fee/(cost) amortization of $1.4 million and ($0.2 million) during the first quarters of 2021 and 2020, respectively, are included in interest income from loans. MNB loan fair value purchase accounting adjustments of $455 thousand are included in interest income from loans and $30 thousand reduced interest expense on deposits for the three months ended March 31, 2021. Fair value purchase accounting adjustments are preliminary and subject to refinement. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Residual values for direct finance leases are included in the average balances for consumer loans. Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets. Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	March 31, 2021			March 31, 2020
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$85,985	$21	0.10%	$6,853	$12	0.72%
Restricted investments in bank stock	2,892	33	4.56	3,434	65	7.61
Investments:
Agency - GSE	53,068	181	1.38	5,943	40	2.70
MBS - GSE residential	146,487	519	1.44	125,504	806	2.58
State and municipal (nontaxable)	157,508	1,186	3.05	51,313	535	4.19
State and municipal (taxable)	49,414	224	1.84	641	5	2.97
Total investments	406,477	2,110	2.11	183,401	1,386	3.04
Loans and leases:
C&I and CRE (taxable)	645,596	7,805	4.90	320,019	3,985	5.01
C&I and CRE (nontaxable)	42,294	404	3.87	36,675	376	4.13
Consumer	162,325	1,574	3.93	163,376	1,611	3.97
Residential real estate	311,897	2,809	3.65	236,138	2,467	4.20
Total loans and leases	1,162,112	12,592	4.39	756,208	8,439	4.49
Total interest-earning assets	1,657,466	14,756	3.61%	949,896	9,902	4.19%
Non-interest earning assets	121,813			69,656
Total assets	$1,779,279			$1,019,552

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$484,245	$376	0.31%	$248,364	$372	0.60%
Savings and clubs	186,473	32	0.07	104,309	26	0.10
MMDA	361,446	266	0.30	199,078	595	1.20
Certificates of deposit	119,691	190	0.64	118,116	523	1.78
Total interest-bearing deposits	1,151,855	864	0.30	669,867	1,516	0.91
Short-term borrowings	144	-	0.51	16,174	75	1.87
FHLB advances	3,389	26	3.12	15,000	114	3.06
Total interest-bearing liabilities	1,155,388	890	0.31%	701,041	1,705	0.98%
Non-interest bearing deposits	437,740			194,847
Non-interest bearing liabilities	18,944			14,891
Total liabilities	1,612,072			910,779
Shareholders' equity	167,207			108,773
Total liabilities and shareholders' equity	$1,779,279			$1,019,552
Net interest income - FTE		$13,866			$8,197

Net interest spread			3.30%			3.21%
Net interest margin			3.39%			3.47%
Cost of funds			0.23%			0.77%

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

	Three months ended March 31,
(dollars in thousands)	2021 compared to 2020			2020 compared to 2019
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$28	$(19)	$9	$13	$(16)	$(3)
Restricted investments in bank stock	(9)	(23)	(32)	(24)	(11)	(35)
Investments:
Agency - GSE	169	(28)	141	1	-	1
MBS - GSE residential	116	(403)	(287)	(10)	(105)	(115)
State and municipal	853	(203)	650	39	(33)	6
Total investments	1,138	(634)	504	30	(138)	(108)
Loans and leases:
Residential real estate	697	(355)	342	254	(166)	88
C&I and CRE	3,877	(34)	3,843	110	(106)	4
Consumer	(16)	(21)	(37)	63	47	110
Total loans and leases	4,558	(410)	4,148	427	(225)	202
Total interest income	5,715	(1,086)	4,629	446	(390)	56

Interest expense:
Deposits:
Interest-bearing checking	237	(233)	4	38	(6)	32
Savings and clubs	16	(10)	6	(4)	(6)	(10)
Money market	290	(619)	(329)	196	(87)	109
Certificates of deposit	7	(340)	(333)	-	54	54
Total deposits	550	(1,202)	(652)	230	(45)	185
Overnight borrowings	(43)	(32)	(75)	(129)	(67)	(196)
FHLB advances	(90)	2	(88)	(59)	30	(29)
Total interest expense	417	(1,232)	(815)	42	(82)	(40)
Net interest income	$5,298	$146	$5,444	$404	$(308)	$96

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

For the three months ended March 31, 2021 and 2020, the Company recorded a provision for loan losses of $0.8 million and $0.3 million, respectively, a $0.5 million, or 167%, increase. The increase in the provision for loan losses from the year earlier period was primarily attributed to higher credit losses inherent within the loan portfolio that were a result of the COVID-19 crisis and its effects.

See the discussion of the qualitative factors within the “Allowance for loan losses” section of this management’s discussion and analysis. Although uncertainty over COVID’s duration and severity complicates management’s ability to render a more precise estimate of credit losses, management currently believes the level of provisioning for the three months ended March 31, 2021 was adequate based on the information that was available as of the reporting date and subsequent period up to the filing date.

The provision for loan losses derives from the reserve required from the allowance for loan losses calculation. The Company continued provisioning for the three months ended March 31, 2021 to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the first quarter of 2021, non-interest income amounted to $5.5 million, an increase of $2.7 million, or 100%, compared to $2.8 million recorded for the same 2020 period. Heightened mortgage activity caused gains on loan sales to increase $2.1 million and service charges on loans to increase $0.1 million. Interchange fees were $0.4 million higher than the first quarter of 2020 with more debit cards issued after the merger with MNB. Additionally, earnings on bank-owned life insurance grew $0.1 million and fees from trust fiduciary activities increased $0.1 million partially offset by a $0.1 million reduction in other income from increased mortgage servicing rights amortization.

Operating expenses

For the quarter ended March 31, 2021, total non-interest operating expenses were $11.5 million, an increase of $4.2 million, or 57%, compared to $7.3 million for the same 2020 quarter. Salary and employee benefits rose $2.0 million, or 50%, to $5.9 million for the first quarter of 2021 from $3.9 million for the first quarter of 2020. The increase was primarily due to salaries and benefits from additional employees resulting from the merger. Premises and equipment expenses increased $0.5 million, or 47%, primarily due to property and equipment acquired from the merger. Professional fees increased $0.5 million due to expenses related to the pandemic, higher legal and audit expenses, and expenses after the merger with MNB. Advertising and marketing expense increased $0.5 million due to additional donations and more advertising. The Company incurred a $0.4 million FHLB prepayment penalty during the three months ended March 31, 2021. Merger-related expenses during the first quarter of 2021 were $0.3 million higher than in the first quarter of 2020 due to the timing of the pending merger. Data processing and communications expenses and the FDIC assessment also both increased $0.1 million. Partially offsetting these increases was a $0.3 million reduction in other expenses due to higher loan origination cost deferrals from PPP lending and mortgage activity.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, were 1.35% and 1.79% for the three months ended March 31, 2021 and 2020. The expense ratio decreased because of increased levels of average assets. The efficiency ratio (non-GAAP) decreased from 66.69% at March 31, 2020 to 59.11% at March 31, 2021 due to revenue increasing faster than expenses. For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Merger related expenses expected to be incurred by the Company of $3.2 million are anticipated over the remainder of 2021 for legal, investment banking, audit, data processing, regulatory filings, shareholder conversion and severance costs for the pending merger with Landmark Bancorp, Inc.

Provision for income taxes

The provision for income taxes increased $0.5 million for the three months ended March 31, 2021 compared to the same 2020 period due to higher pre-tax income. The Company's effective tax rate was 15.5% at March 31, 2021 compared to 16.6% at March 31, 2020. The difference between the effective rate and the enacted statutory corporate rate of 21% is due mostly to the effect of tax-exempt income in relation to the level of pre-tax income. The decrease in the effective tax rate was primarily due to higher tax-exempt interest income. Due to challenges relating to current market conditions, the Company may not have the ability to make a reliable estimate of all or part of its ordinary income. If the federal corporate tax rate is increased, the Company’s net deferred tax liabilities will be re-valued upon adoption of the new tax rate. A federal tax rate increase will increase net deferred tax liabilities with a corresponding increase to provision for income taxes.

Comparison of financial condition at

March 31, 2021 and December 31, 2020

Overview

Consolidated assets increased $213.6 million, or 13%, to $1.9 billion as of March 31, 2021 from $1.7 billion as of December 31, 2020. The increase in assets occurred primarily in cash and cash equivalents and the investment portfolio primarily from growth in deposits. As explained in greater detail below, growth in deposits occurred because of seasonal tax cycles, PPP loan proceeds, business activity, government relief due to the pandemic and increases in personal account balances. Cash inflow from growth in deposits of $213.4 million was used to purchase investment securities and pay down borrowings.

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

As of March 31, 2021, the carrying value of investment securities amounted to $436.6 million, or 23% of total assets, compared to $392.4 million, or 23% of total assets, at December 31, 2020. As of March 31, 2021, 35% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of March 31, 2021 and December 31, 2020. The AFS securities were recorded with a net unrealized gain of $1.5 million as of March 31, 2021 and a net unrealized gain of $11.3 million as of December 31, 2020. Of the net decline in the unrealized gain position of $9.8 million, $5.6 million was attributable to municipal securities, $2.0 million was attributable to mortgage-backed securities and $2.2 million was attributable to agency securities. The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve. Generally, the values of debt securities move in the opposite direction of the changes in interest rates. As interest rates along the treasury yield curve rise, especially at the intermediate and long end, the values of debt securities tend to decline. Whether or not the value of the Company’s investment portfolio will continue to change above or below its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio. Management does not consider the reduction in value attributable to changes in credit quality. Correspondingly, when interest rates decline, the market values of the Company’s debt securities portfolio could be subject to market value increases.

As of March 31, 2021, the Company had $331.2 million in public deposits, or 19% of total deposits. Pennsylvania state law requires the Company to maintain pledged securities on these public deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers. As of March 31, 2021, the balance of pledged securities required for deposit accounts was $341.2 million, or 78% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary. Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired. If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized. During the quarter ended March 31, 2021, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During the three months ended March 31, 2021, the carrying value of total investments increased $44.2 million, or 11%. The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company. Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile.

A comparison of investment securities at March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$151,611	34.7%	$147,260	37.5%
State & municipal subdivisions	228,161	52.3	199,713	50.9
Agency - GSE	56,850	13.0	45,447	11.6
Total	$436,622	100.0%	$392,420	100.0%

As of March 31, 2021, there were no investments from any one issuer with an aggregate book value that exceeded 10% of the Company’s shareholders’ equity.

The distribution of debt securities by stated maturity and tax-equivalent yield at March 31, 2021 are as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$172	4.16%	$5,011	3.44%	$146,428	2.59%	$151,611	2.62%
State & municipal subdivisions	1,007	6.02	-	-	24,063	1.69	203,091	3.47	228,161	3.29
Agency - GSE	-	-	6,298	2.70	46,535	1.17	4,017	1.55	56,850	1.35
Total debt securities	$1,007	6.02%	$6,470	2.73%	$75,609	1.48%	$353,536	3.08%	$436,622	2.80%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 21%. In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Restricted investments in bank stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh. Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level. In addition, the Company earns a return or dividend based on the amount invested. Atlantic Community Bankers Bank (ACBB) stock totaling $45 thousand was acquired from the merger with MNB in 2020. The dividends received from the FHLB totaled $35 thousand and $70 thousand for the three months ended March 31, 2021 and 2020, respectively. The balance in FHLB and ACBB stock was $2.9 million and $2.8 million as of March 31, 2021 and December 31, 2020, respectively.

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

As of March 31, 2021 and December 31, 2020, loans HFS consisted of residential mortgages with carrying amounts of $11.0 million and $29.8 million, respectively, which approximated their fair values. During the three months ended March 31, 2021, residential mortgage loans with principal balances of $80.7 million were sold into the secondary market and the Company recognized net gains of $2.3 million, compared to $12.9 million and $0.2 million, respectively, during the three months ended March 31, 2020.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster personal relationships. At March 31, 2021 and December 31, 2020, the servicing portfolio balance of sold residential mortgage loans was $420.5 million and $366.5 million, respectively, with mortgage servicing rights of $1.8 million and $1.3 million for the same periods, respectively.

Loans and leases

As of March 31, 2021, the Company had gross loans and leases, including Company-originated loans, MNB-acquired loans, and PPP loans, totaling $1.14 billion compared to $1.12 billion at December 31, 2020, an increase of $22 million, or 2%.

The increase resulted primarily from $15 million growth in PPP loans, net of deferred fees, that occurred during the quarter. The increase in PPP loans was the result of $71 million in second round PPP loans originated, net of deferred fees, partially offset by $56 million in SBA forgiveness and customer loan payments received from PPP loans originated in 2020, net of deferred fees, during the first quarter of 2021.

As of March 31, 2021, Company-originated loans, excluding the PPP loans and MNB-acquired loans, totaled $801 million compared with $781 million as of December 31, 2020, an increase of $20 million, or 3%, with growth primarily attributed to the commercial real estate portfolio, resulting from the origination of several large commercial real estate loans during the quarter.

The composition of the loan portfolio at March 31, 2021 and December 31, 2020 is summarized as follows:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amount	%	Amount	%

Commercial and industrial	$295,595	25.8%	$280,757	25.0%
Commercial real estate:
Non-owner occupied	202,500	17.7	192,143	17.1
Owner occupied	179,932	15.7	179,923	16.1
Construction	11,721	1.0	10,231	0.9
Consumer:
Home equity installment	38,425	3.4	40,147	3.6
Home equity line of credit	47,675	4.2	49,725	4.4
Auto	96,841	8.5	98,386	8.8
Direct finance leases	20,421	1.8	20,095	1.8
Other	6,098	0.5	7,602	0.7
Residential:
Real estate	221,766	19.4	218,445	19.5
Construction	22,340	2.0	23,357	2.1
Gross loans	1,143,314	100.0%	1,120,811	100.0%
Less:
Allowance for loan losses	(14,839)		(14,202)
Unearned lease revenue	(1,155)		(1,159)
Net loans	$1,127,320		$1,105,450

Loans held-for-sale	$11,001		$29,786

Commercial & industrial and commercial real estate

As of March 31, 2021, the commercial loan portfolio grew by $27 million to $690 million over the December 31, 2020 balance of $663 million, a 4% increase for the quarter. First quarter growth was attributed to $15 million net growth in PPP loans and $12 million in commercial real estate (CRE) loans from new relationships in the Lehigh Valley.

The commercial loan portfolio consisted of $536 million company-originated loans, including $145 million in PPP loans, and $154 million in loans acquired from MNB.

Paycheck Protection Program Loans

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (SBA) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).

As a qualified SBA lender, the Company was automatically authorized to originate PPP loans, and during the second and third quarter of 2020, the Company originated 1,551 loans totaling $159 million under the Paycheck Protection Program.

Under the PPP, the entire principal amount of the borrower’s loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount, so long as the employer maintains or quickly rehires employees and maintains salary levels and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.

Beginning in the fourth quarter of 2020 and continuing during the first quarter of 2021 and subsequent period up to the filing date, the Company submitted PPP forgiveness applications totaling $159 million to the SBA and received approval for $84 million with $75 million awaiting approval as of March 31, 2021.

As part of the Economic Relief Act, which became law on December 27, 2020, an additional $284 billion was allocated to a reauthorized and revised PPP. On January 19, 2021, the Company began processing and originating PPP loans for this second round, and as of March 31, 2021, the Company originated 895 loans totaling $74 million.

As a PPP lender, the Company expects to recognize fee income of approximately $9.6 million with $5.1 million recognized to date, including $3.3 million of PPP fee income recognized during 2020 and $1.8 million recognized during the first quarter of 2021. Unearned fees attributed to PPP loans, net of $0.2 million in fees paid to referral sources as prescribed by the SBA under the PPP, were $4.3 million as of March 31, 2021.

The PPP loans originated by size were as follows as of March 31, 2021:

(dollars in thousands)	Balance originated	Current balance	Total SBA fee	SBA fee recognized
$150,000 or less	$74,018	$41,976	$4,553	$2,145
Greater than $150,000 but less than $2,000,000	127,541	75,449	4,745	2,709
$2,000,000 or higher	31,656	31,656	316	193
Total PPP loans originated	$233,215	$149,081	$9,614	$5,047

Consumer

As of March 31, 2021, the consumer loan portfolio decreased by $6 million to $210 million over the December 31, 2020 balance of $216 million, a 3% decrease for the quarter. The first quarter decrease was attributed to pay downs in debt resulting from the availability of COVID-related government stimulus, mortgage refinancing paying off home equity loans and less demand for home equity products.

The consumer loan portfolio consisted of home equity installment, home equity line of credit, auto, direct finance leases and other consumer loans.

Residential

As of March 31, 2021, the residential loan portfolio increased by $2 million to $244 million over the December 31, 2020 balance of $242 million, a 1% increase for the quarter. With most of the mortgage origination activity conforming and sold in the secondary market, mortgages held-for-investment grew 1%.

The residential loan portfolio consisted primarily of held-for-investment residential loans for primary residences. Company-originated loans totaled $210 million and acquired loans from MNB totaled $34 million as of March 31. 2021 compared to Company-originated loans of $203 million and acquired loans of $38 million as of December 31, 2020.

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

Acquired ASC 310-20 loans, which are loans that did not meet the criteria of ASC 310-30, were pooled into groups of similar loans based on various factors including borrower type, loan purpose, and collateral type. These loans are initially recorded at fair value and include credit and interest rate marks associated with purchase accounting adjustments. Purchase premiums or discounts are subsequently amortized as an adjustment to yield over the estimated contractual lives of the loans. There is no allowance for loan losses established at the acquisition date for acquired performing loans. An allowance for loan losses is recorded for any credit deterioration in these loans after acquisition. As of March 31, 2021, no allowance was recorded for credit deterioration in acquired loans.

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

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	three months ended		twelve months ended		three months ended
(dollars in thousands)	March 31, 2021		December 31, 2020		March 31, 2020

Balance at beginning of period	$14,202		$9,747		$9,747

Charge-offs:
Commercial and industrial	(7)		(372)		(64)
Commercial real estate	(124)		(465)		(163)
Consumer	(28)		(296)		(43)
Residential	(43)		(35)		(31)
Total	(202)		(1,168)		(301)

Recoveries:
Commercial and industrial	4		26		12
Commercial real estate	11		30		2
Consumer	24		120		64
Residential	-		197		193
Total	39		373		271
Net charge-offs	(163)		(795)		(30)
Provision for loan losses	800		5,250		300
Balance at end of period	$14,839		$14,202		$10,017

Allowance for loan losses to total loans	1.30%		1.27%		1.34%
Net charge-offs to average total loans outstanding	0.06%		0.08%		0.02%
Average total loans	$1,162,112		$1,019,373		$756,208
Loans 30 - 89 days past due and accruing	$912		$1,598		$8,308
Loans 90 days or more past due and accruing	$59		$61		$-
Non-accrual loans	$3,929		$3,769		$3,654
Allowance for loan losses to non-accrual loans	3.78	x	3.77	x	2.74	x
Allowance for loan losses to non-performing loans	3.72	x	3.71	x	2.74	x

For the three months ended March 31, 2021, the allowance increased $0.6 million, or 4%, to $14.8 million from $14.2 million at December 31, 2020 due to provisioning of $0.8 million partially offset by $0.2 million in net charge-offs. The allowance for loan and lease losses increased slightly as a percentage of total loans to 1.30% from 1.27% at December 31, 2020 as the loan portfolio increased by 2% while the allowance for loan losses increased by 4% during the same period.

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

During the first quarter of 2021, management increased the qualitative factors associated with its commercial, consumer, and residential portfolios related to the rise in rates that occurred during the quarter, and the adverse impact that these increased rates are anticipated to have on estimated credit losses.

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

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

	For the three	% of Total	For the three	% of Total
	months ended	Net	months ended	Net
(dollars in thousands)	March 31, 2021	Charge-offs	March 31, 2020	Charge-offs
Net charge-offs
Commercial and industrial	$(3)	2%	$(52)	173%
Commercial real estate	(113)	69	(161)	537
Consumer	(4)	3	21	(70)
Residential	(43)	26	162	(540)
Total net charge-offs	$(163)	100%	$(30)	100%

For the three months ended March 31, 2021, net charge-offs against the allowance totaled $163 thousand compared with net charge-offs of $30 thousand for the three months ended March 31, 2020, representing a $133 thousand increase. The increase was attributed to a $192 thousand one-time recovery during the first quarter of 2020 in the form of a reimbursement from the Federal National Mortgage Association (“FNMA”) for previously sold mortgages that were charged-off. Excluding the one-time FNMA recovery in 2020, net charge-offs for the three months ended March 31, 2021 would have shown an improvement, decreasing by $59 thousand, or 36%, compared to the prior period.

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

	March 31, 2021		December 31, 2020		March 31, 2020
		Category		Category		Category
		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$7,080	35%	$6,383	34%	$3,943	30%
Commercial and industrial	2,342	26	2,407	25	1,553	16
Consumer	2,415	18	2,552	19	2,094	28
Residential real estate	2,915	21	2,781	22	2,393	26
Unallocated	87	-	79	-	34	-
Total	$14,839	100%	$14,202	100%	$10,017	100%

The allocation of the allowance for the commercial loan portfolio, which is comprised of CRE and C&I loans, accounted for approximately 63% of the total allowance for loan losses at March 31, 2021, which represents a one percentage point increase from 62% of the total allowance for loan losses at December 31, 2020 and a eight percentage point increase from the 55% of the total allowance for loan and lease losses at March 31, 2020.

The increase in the allowance allocated to the commercial portfolio was attributed to the recognition of increased inherent risk due to the economic impact of the COVID-19 pandemic.

The allocation of the allowance for the consumer loan portfolio, accounted for approximately 16% of the total allowance for loan losses at March 31, 2021, which represents a two percentage point decrease from 18% of the total allowance for loan losses at December 31, 2020 and a five percentage point decrease from 21% of the total allowance for loan losses at March 31, 2020.

The decrease in the allowance allocated to the consumer loan portfolio was attributed to the relative decrease in the percentage of consumer loans in the portfolio.

The allocation of the allowance for the residential real estate portfolio, accounted for approximately 20% of the total allowance for loan losses at March 31, 2021 unchanged from 20% of the total allowance for loan losses at December 31, 2020 and a four percentage point decrease from 24% of the total allowance for loan losses at March 31, 2020.

The year-over-year decrease in the allowance allocated to the residential real estate portfolio was attributed to the relative decrease in the percentage of residential loans in the portfolio.

The unallocated amount represents the portion of the allowance not specifically identified with a loan or groups of loans. The unallocated reserve was less than 1% of the total allowance for loan losses at March 31, 2021, unchanged from less than 1% of the total allowance for loan losses at December 31, 2020 and March 31, 2020.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructurings (TDRs), other real estate owned (ORE) and repossessed assets.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2020

Loans past due 90 days or more and accruing	$59	$61	$-
Non-accrual loans *	3,929	3,769	3,654
Total non-performing loans	3,988	3,830	3,654
Troubled debt restructurings	2,489	2,571	988
Other real estate owned and repossessed assets	413	256	116
Total non-performing assets	$6,890	$6,657	$4,758

Total loans, including loans held-for-sale	$1,153,160	$1,149,438	$746,715
Total assets	$1,913,092	$1,699,510	$1,062,495
Non-accrual loans to total loans	0.34%	0.33%	0.49%
Non-performing loans to total loans	0.35%	0.33%	0.49%
Non-performing assets to total assets	0.36%	0.39%	0.45%

* In the table above, the amount includes non-accrual TDRs of $0.7 million as of March 31, 2021, $0.7 million as of December 31, 2020 and $0.6 million as of March 31, 2020.

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

Non-performing assets represented 0.36% of total assets at March 31, 2021 compared with 0.39% at December 31, 2020 and 0.45% at March 31, 2020. The year-to-date improvement in the non-performing assets ratio was the result of the $214 million, or 13%, increase in total assets to $1.9 billion at March 31, 2021 outpacing the $0.2 million, or 4%, increase in non-performing assets, and the year-over-year improvement in the non-performing assets ratio was the result of the $851 million, or 80%, increase in total assets outpacing the $2.1 million, or 45%, increase in non-performing assets.

For the three months ended March 31, 2021, non-performing assets increased to $6.9 million from $6.7 million at December 31, 2020. The $0.2 million increase resulted from a $0.1 million increase in non-accrual loans and a $0.1 million increase in other real estate owned and repossessed assets.

From December 31, 2020 to March 31, 2021, non-accrual loans increased $0.1 million, or 4%, from $3.8 million to $3.9 million. The $0.1 million increase in non-accrual loans was the result of $0.6 million in new non-accruals, offset by $0.3 million in payments and $0.1 million in charge-offs. At March 31, 2021, there were a total of 40 loans to 34 unrelated borrowers with balances that ranged from less than $1 thousand to $0.5 million. At December 31, 2020, there were a total of 46 loans to 38 unrelated borrowers with balances that ranged from less than $1 thousand to $0.5 million.

There was one direct finance lease totaling $27 thousand and two auto loans totaling $32 thousand that were over 90 days past due as of March 31, 2021 compared to two direct finance leases totaling $61 thousand that were over 90 days past due as of December 31, 2020. The Company seeks payments from all past due customers through an aggressive customer communication process. A past due loan will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

The composition of non-performing loans as of March 31, 2021 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$295,595	$-	$507	$507	0.17%
Commercial real estate:
Non-owner occupied	202,500	-	821	821	0.41%
Owner occupied	179,932	-	1,560	1,560	0.87%
Construction	11,721	-	-	-	-
Consumer:
Home equity installment	38,425	-	26	26	0.07%
Home equity line of credit	47,675	-	287	287	0.60%
Auto loans	96,841	32	14	46	0.05%
Direct finance leases *	19,266	27	-	27	0.14%
Other	6,098	-	-	-	-
Residential:
Real estate	221,766	-	714	714	0.32%
Construction	22,340	-	-	-	-
Loans held-for-sale	11,001	-	-	-	-
Total	$1,153,160	$59	$3,929	$3,988	0.35%

*Net of unearned lease revenue of $1.2 million.

Payments received from non-accrual loans are recognized on a cost recovery method. Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. If the non-accrual loans that were outstanding as of March 31, 2021 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $78 thousand.

The following tables set forth the activity in TDRs for the periods indicated:

As of and for the three months ended March 31, 2021
	Accruing	Non-accruing
	Commercial	Commercial	Commercial
(dollars in thousands)	real estate	real estate	& industrial	Total
Troubled Debt Restructures:
Beginning balance	$2,571	$456	$206	$3,233
Additions	2	-	-	2
Pay downs / payoffs	(84)	(1)	(6)	(91)
Ending balance	$2,489	$455	$200	$3,144
Number of loans	7	1	2	10

As of and for the year ended December 31, 2020
	Accruing	Non-accruing
	Commercial	Commercial	Commercial
(dollars in thousands)	real estate	real estate	& industrial	Total
Troubled Debt Restructures:
Beginning balance	$991	$561	$-	$1,552
Additions	1,600	2	206	1,808
Pay downs / payoffs	(20)	(8)	-	(28)
Charge offs	-	(99)	-	(99)
Ending balance	$2,571	$456	$206	$3,233
Number of loans	8	2	2	12

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

From December 31, 2020 to March 31, 2021, TDRs decreased $0.1 million, or 3%, primarily due to the payoff of a $0.1 million accruing commercial real estate TDR. At December 31, 2020, there were a total of 12 TDRs by 9 unrelated borrowers with balances that ranged from $1 thousand to $1.3 million, and at March 31, 2021, there were a total of 10 TDRs by 7 unrelated borrowers with balances that ranged from $91 thousand to $1.3 million.

Loans modified in a TDR may or may not be placed on non-accrual status. At March 31, 2021, there were three TDRs totaling $0.7 million that were on non-accrual status compared to four TDRs totaling $0.7 million at December 31, 2020.

Beginning the week of March 16, 2020, the Company began receiving requests for temporary modifications to the repayment structure for borrower loans. Modification terms included interest only or full payment deferral for up to 6 months. As of March 31, 2021, the Company had 5 temporary modifications with principal balances totaling $0.7 million outstanding, which included 3 additional deferral requests for temporary forbearance modifications totaling $0.3 million and 2 first requests for temporary forbearance modifications totaling $0.2 million.

Details with respect to the actual loan modifications are as follows:

Types of Loans	Number of Loans	Deferral Period	Balance	Percentage of Tier 1 Capital
Commercial Purpose	5	Up to 6 months	$717	0.5%

The following table provides information with respect to the Company’s commercial COVID-19 accommodations by sector at March 31, 2021.

(dollars in thousands)	Count	Balance

Real Estate Rental and Leasing	3	$445
Construction	2	272
Total commercial accommodations	5	$717

The global pandemic referred to as COVID-19, and the government responses thereafter, have created many impediments to loan production relative to the measures taken to slow the spread. These measures have put a large strain on a wide variety of industries within the global economy generally, and the Company’s market specifically. The overall economic impact and effect of the measures is yet to be fully understood as its effects will most likely lag while businesses and governments inject resources to help lessen the impact. Despite efforts to lessen the impact, it is the Company’s current belief that the pandemic will temporarily, or in some cases permanently, damage our borrower’s ability to repay loans and comply with terms.

Foreclosed assets held-for-sale

From December 31, 2020 to March 31, 2021, foreclosed assets held-for-sale (ORE) increased from $256 thousand to $413 thousand, a $157 thousand, or 62%, increase. During the first quarter, two properties to two unrelated borrowers for $248 thousand were added; two properties for $90 thousand were sold; and one foreclosed asset was written down by $1 thousand to fair market value.

The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$256	6	$349	7

Additions	248	2	770	10
Pay downs	-		(1)
Write downs	(1)		(36)
Sold	(90)	(2)	(826)	(11)
Balance at end of period	$413	6	$256	6

As of March 31, 2021, ORE consisted of six properties securing loans to six unrelated borrowers totaling $413 thousand. Two properties ($248 thousand) to two unrelated borrowers were added in 2021; two properties ($133 thousand) to two unrelated borrowers were added in 2020; one property ($31 thousand) was added in 2019; one property ($1 thousand) was added in 2017. Of the six properties, three properties are under agreement of sale and three properties are listed for sale.

As of March 31, 2021 and December 31, 2020, the Company had no other repossessed assets held-for-sale.

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

Premises and equipment

Net of depreciation, premises and equipment decreased $0.3 million during the first three months of 2021. The Company added $0.2 million in fixed assets which was offset by $0.5 million in depreciation expense. The Company expects to begin branch remodeling and corporate center planning which may increase construction in process by approximately $2.5 million in 2021. On December 23, 2020, the Commonwealth of Pennsylvania authorized the release of $2.0 million in Redevelopment Assistance Capital Program (RACP) funding for the Company’s headquarters project in Lackawanna County. Although the Company was awarded the grant, funds will not be available until a final project is selected and certain requirements are met.

Other assets

During the first three months of 2021, the $12.7 million increase in other assets was due mostly to $7.9 million of municipal security settlements pending and $1.9 million in SBA fees receivable from loans originated under the second round of PPP.

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

The following table represents the components of deposits as of the date indicated:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$513,735	29.8%	$453,896	30.0%
Savings and clubs	197,138	11.4	179,676	11.9
Money market	381,808	22.2	340,654	22.6
Certificates of deposit	111,867	6.5	127,783	8.5
Total interest-bearing	1,204,548	69.9	1,102,009	73.0
Non-interest bearing	518,352	30.1	407,496	27.0
Total deposits	$1,722,900	100.0%	$1,509,505	100.0%

Total deposits increased $213.4 million, or 14%, from $1.5 billion at December 31, 2020 to $1.7 billion at March 31, 2021. Non-interest bearing and interest-bearing checking accounts contributed the most to the deposit growth with increases of $110.9 million and $59.8 million, respectively. Of the growth in non-interest bearing checking accounts, $43.4 million was seasonal deposits from one public customer which flowed out of the bank on April 1, 2021. Tax deposits are usually received mid-quarter and retained for a short period of time with disbursements occurring shortly after they are received. The remaining growth of over $67 million was primarily due to an increase in business deposit account balances from second round PPP proceeds. The increase in interest-bearing checking accounts was primarily due to seasonal tax cycles, business activity, government relief due to the pandemic and shifts from maturing CDs. Money market accounts also increased $41.2 million mostly due to seasonal college tuition cycles, higher balances of personal and business accounts and shifts from other types of deposit accounts. The Company focuses on obtaining a full-banking relationship with existing checking account customers as well as forming new customer relationships. Savings accounts increased $17.5 million due to an increase in personal account balances. The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers. For 2021, the Company expects deposit growth to fund asset growth with expansion in the new Lehigh Valley market and the pending acquisition of Landmark. The Company expects business deposits to continue growing during the second quarter of 2021 as PPP loan proceeds flow into deposit accounts and pandemic-related government relief is distributed. When pandemic-related restrictions are fully lifted, the Company anticipates personal and business spending to increase and therefore average deposit balances to decline. Seasonal public deposit fluctuations are usual, and at times may partially offset this deposit growth.

During the first quarter of 2021, CDs also decreased $15.9 million as rates dropped during 2020 and previous years' promotional CDs reached maturity. Most of the maturing CD balances were transferred to interest-bearing checking and money market accounts. The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program and Insured Cash Sweep (ICS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000. In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network. By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC. In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers. Deposits the Company receives from other institutions are considered reciprocal deposits by regulatory definitions. The Company did not have any CDARs as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, ICS reciprocal deposits represented $5.7 million and $46.2 million, or less than 1% and 3%, of total deposits which are included in interest-bearing checking accounts in the table above. The $40.5 million decrease in ICS deposits is primarily due to public funds deposit transfers from ICS accounts to other interest-bearing checking accounts.

The maturity distribution of certificates of deposit at March 31, 2021 is as follows:

		More than	More than	More
	Three months	three months	six months to	than twelve
(dollars in thousands)	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$11,304	$16,803	$18,566	$10,081	$56,754
CDs of less than $100,000	10,992	7,176	14,997	21,936	55,101
Total CDs	$22,296	$23,979	$33,563	$32,017	$111,855

There is a remaining time deposit premium of $12 thousand that will be amortized into income on a level yield amortization method over the contractual life of the deposits.

Certificates of deposit of $250,000 or more amounted to $32.5 million and $41.1 million as of March 31, 2021 and December 31,

2020, respectively.

Approximately 53% of the CDs, with a weighted-average interest rate of 0.62%, are scheduled to mature during 2021 and an additional 34%, with a weighted-average interest rate of 0.54%, are scheduled to mature during 2022. Renewing CDs are currently expected to re-price to lower market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products. The Company plans to address repricing CDs in the ordinary course of business on a relationship basis and is prepared to match rates when prudent to maintain relationships. Growth in CD accounts is challenged by the current and expected rate environment and clients’ preference for short-term rates, as well as aggressive competitor rates. The Company is not currently offering any CD promotions but may resume promotions in the future. The Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

Short-term borrowings may include overnight balances with FHLB line of credit and/or correspondent bank’s federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations. There were no short-term borrowings as of March 31, 2021 and December 31, 2020 as growth in deposits funded asset growth.

During the first quarter of 2021, the Company paid off $5 million in FHLB advances with a weighted average interest rate of 3.07%. As of March 31, 2021, the Company had the ability to borrow an additional $447.5 million from the FHLB.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At March 31, 2021, the Company maintained a one-year cumulative gap of positive (asset sensitive) $311.1 million, or 16%, of total assets. The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates. Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at March 31, 2021:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$183,989	$-	$-	$38,964	$222,953
Investment securities (1)(2)	9,799	19,993	78,398	331,363	439,553
Loans and leases(2)	397,441	199,112	315,142	226,626	1,138,321
Fixed and other assets	-	44,582	-	67,683	112,265
Total assets	$591,229	$263,687	$393,540	$664,636	$1,913,092
Total cumulative assets	$591,229	$854,916	$1,248,456	$1,913,092

Non-interest-bearing transaction deposits (3)	$-	$51,887	$142,443	$324,022	$518,352
Interest-bearing transaction deposits (3)	412,057	-	272,250	408,374	1,092,681
Certificates of deposit	22,296	57,613	24,286	7,672	111,867
Short-term borrowings	-	-	-		-
FHLB advances	-	-	-	-	-
Other liabilities	-	-	-	26,610	26,610
Total liabilities	$434,353	$109,500	$438,979	$766,678	$1,749,510
Total cumulative liabilities	$434,353	$543,853	$982,832	$1,749,510

Interest sensitivity gap	$156,876	$154,187	$(45,439)	$(102,042)
Cumulative gap	$156,876	$311,063	$265,624	$163,582

Cumulative gap to total assets	8.2%	16.3%	13.9%	8.6%

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at March 31, 2021 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the March 31, 2021 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	3.4%	(2.0)%
Net income	8.2	(4.3)
Economic value at risk:
Economic value of equity	8.5	(27.9)
Economic value of equity as a percent of total assets	1.1	(3.7)

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At March 31, 2021, the Company’s risk-based capital ratio was 16.47%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning April 1, 2021, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$53,029	$1,722	3.4%
+100 basis points	51,868	561	1.1
Flat rate	51,307	-	-
-100 basis points	51,265	(42)	(0.1)
-200 basis points	50,277	(1,030)	(2.0)

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee. As of March 31, 2021, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the three months ended March 31, 2021, the Company generated $153.6 million of cash. During the period, the Company’s operations provided approximately $25.5 million mostly from $13.7 million of net cash inflow from the components of net interest income and $21.9 million of proceeds over originations of loans held for sale, partially offset by net non-interest expense/income related payments of $10.0 million. Cash inflow from interest-earning assets, deposits, loan payments and the sale of securities were used to purchase investment securities and replace maturing and cash runoff of securities, fund the loan portfolio, pay down borrowings, invest in bank premises and equipment and make net dividend payments. The Company received a large amount of public deposits over the past five years. The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities. Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs. The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

During 2020 and the first quarter of 2021, the Company also experienced deposit inflow resulting from businesses and municipalities that received relief from the CARES Act, normal seasonal tax activity and less consumer spending along with the third round of economic impact payments. There is uncertainty about the length of time that these deposits will remain which could require the Company to maintain elevated cash balances. The Company will continue to monitor deposit fluctuation for significant changes.

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

As of March 31, 2021, the Company maintained $223.0 million in cash and cash equivalents and $447.6 million of investments AFS and loans HFS. Also as of March 31, 2021, the Company had approximately $447.5 million available to borrow from the FHLB, $31.0 million from correspondent banks, $87.3 million from the FRB and $255.7 million from the Promontory One-Way Buy program. The combined total of $1.5 billion represented 78% of total assets at March 31, 2021. Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the three months ended March 31, 2021, total shareholders' equity decreased $3.1 million, or 2%, due principally to the $7.8 million after tax reduction in the net unrealized gain position in the Company’s investment portfolio which was partially offset by $5.7 million in net income added into retained earnings. Capital was enhanced by $0.3 million from investments in the Company’s common stock via the Employee Stock Purchase Plan (ESPP) and $0.3 million from stock-based compensation expense from the ESPP and restricted stock and SSARs. These items were offset by $1.5 million of cash dividends declared on the Company’s common stock. The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 26.7% for the three months ended March 31, 2021. The balance of earnings is retained to further strengthen the Company’s capital position.

As of March 31, 2021, the Company reported a net unrealized gain position of $1.2 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $9.0 million as of December 31, 2020. The reduction during the first quarter of 2021 was from the $7.8 million reduction in net unrealized gains on AFS securities, net of tax. Lower net unrealized gains on municipal and mortgage-backed securities and net unrealized losses on agency securities contributed to the lower total net unrealized gains in investment portfolio. Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers. Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline. While volatility has existed in the yield curve within the past twelve months, an improving rate environment is expected and during the period of increasing rates, the Company expects pricing in the bond portfolio to decline. There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities. To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans. The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants. During the first three months of 2021, the Company acquired shares in the open market to fulfill the needs of the DRP. Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%. As of March 31, 2021 and December 31, 2020, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change. The following table depicts the capital amounts and ratios of the Company, on a consolidated basis, and the Bank as of March 31, 2021 and December 31, 2020:

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer*		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of March 31, 2021:

Total capital (to risk-weighted assets)
Consolidated	$166,381	16.5%	≥	$80,840	8.0%	≥	$106,102	10.5%		N/A	N/A
Bank	$166,344	16.5%	≥	$80,834	8.0%	≥	$106,095	10.5%	≥	$101,043	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$153,722	15.2%	≥	$45,472	4.5%	≥	$70,735	7.0%		N/A	N/A
Bank	$153,686	15.2%	≥	$45,469	4.5%	≥	$70,730	7.0%	≥	$65,678	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$153,722	15.2%	≥	$60,630	6.0%	≥	$85,892	8.5%		N/A	N/A
Bank	$153,686	15.2%	≥	$60,626	6.0%	≥	$85,886	8.5%	≥	$80,834	8.0%

Tier I capital (to average assets)
Consolidated	$153,722	8.7%	≥	$70,487	4.0%	≥	$70,487	4.0%		N/A	N/A
Bank	$153,686	8.7%	≥	$70,487	4.0%	≥	$70,487	4.0%	≥	$88,109	5.0%

As of December 31, 2020:

Total capital (to risk-weighted assets)
Consolidated	$161,199	16.5%	≥	$78,356	8.0%	≥	$102,842	10.5%		N/A	N/A
Bank	$161,145	16.5%	≥	$78,342	8.0%	≥	$102,823	10.5%	≥	$97,927	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$148,931	15.2%	≥	$44,075	4.5%	≥	$68,562	7.0%		N/A	N/A
Bank	$148,879	15.2%	≥	$44,067	4.5%	≥	$68,549	7.0%	≥	$63,653	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$148,931	15.2%	≥	$58,767	6.0%	≥	$83,253	8.5%		N/A	N/A
Bank	$148,879	15.2%	≥	$58,756	6.0%	≥	$83,238	8.5%	≥	$78,342	8.0%

Tier I capital (to average assets)
Consolidated	$148,931	8.8%	≥	$67,584	4.0%	≥	$67,584	4.0%		N/A	N/A
Bank	$148,879	8.8%	≥	$67,584	4.0%	≥	$67,584	4.0%	≥	$84,479	5.0%

* The minimums under Basel III increased by 0.625% (the capital conservation buffer) annually until 2019.

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2020 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended March 31, 2021.

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

Item 1A. Risk Factors

Management of the Company does not believe there have been any material changes to the risk factors that were disclosed in the 2020 Form 10-K filed with the Securities and Exchange Commission on March 19, 2021.

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

2.1 Agreement and Plan of Reorganization by and among Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank, MNB Corporation and Merchants Bank of Bangor dated as of December 9, 2019. Incorporated by reference to Annex A of the Registrant’s Registration Statement No. 333-236453 on Form S-4, filed with the Commission on February 14, 2020. (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.)

2.2 Agreement and Plan of Reorganization by and among Fidelity D & D Bancorp, Inc., NEPA Acquisition Subsidiary, LLC, The Fidelity Deposit and Discount Bank, Landmark Bancorp, Inc. and Landmark Community Bank dated as of February 25, 2021. Incorporated by reference to Annex A of the Registrant’s Registration No. 333-255479 on Form S-4, filed with the Commission on April 23, 2021. (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.)

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; Consolidated Statements of Income for the three months ended March 31, 2021 and 2020; Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020; Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2021 and 2020; Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 and the Notes to the Consolidated Financial Statements. **

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Fidelity D & D Bancorp, Inc.

Date: May 14, 2021	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: May 14, 2021	/s/Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer