Form 10-Q
period 2021-06-30
FIDELITY D & D BANCORP INC
filed 2021-08-10
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on July 31, 2021, the latest practicable date, was 5,643,703 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q June 30, 2021

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	June 30, 2021	December 31, 2020
Assets:
Cash and due from banks	$35,332	$19,408
Interest-bearing deposits with financial institutions	134,732	49,938
Total cash and cash equivalents	170,064	69,346
Available-for-sale securities	554,955	392,420
Restricted investments in bank stock	3,231	2,813
Loans and leases, net (allowance for loan losses of
$15,245 in 2021; $14,202 in 2020)	1,112,250	1,105,450
Loans held-for-sale (fair value $6,731 in 2021, $30,858 in 2020)	6,662	29,786
Foreclosed assets held-for-sale	365	256
Bank premises and equipment, net	27,615	27,626
Leased property under finance leases, net	235	283
Right-of-use assets	6,922	7,082
Cash surrender value of bank owned life insurance	44,858	44,285
Accrued interest receivable	6,026	5,712
Goodwill	7,053	7,053
Core deposit intangible, net	1,561	1,734
Other assets	7,436	5,664
Total assets	$1,949,233	$1,699,510
Liabilities:
Deposits:
Interest-bearing	$1,266,609	$1,102,009
Non-interest-bearing	491,051	407,496
Total deposits	1,757,660	1,509,505
Accrued interest payable and other liabilities	11,648	10,400
Finance lease obligation	243	291
Operating lease liabilities	7,497	7,644
FHLB advances	-	5,000
Total liabilities	1,777,048	1,532,840
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 4,995,713 at June 30, 2021; and 4,977,750 at December 31, 2020)	78,473	77,676
Retained earnings	88,381	80,042
Accumulated other comprehensive income	5,331	8,952
Total shareholders' equity	172,185	166,670
Total liabilities and shareholders' equity	$1,949,233	$1,699,510

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)	Three months ended		Six months ended
(dollars in thousands except per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest income:
Loans and leases:
Taxable	$11,621	$10,494	$23,809	$18,557
Nontaxable	329	278	649	575
Interest-bearing deposits with financial institutions	39	38	60	50
Restricted investments in bank stock	36	21	68	86
Investment securities:
U.S. government agency and corporations	854	865	1,554	1,711
States and political subdivisions (nontaxable)	1,033	502	1,887	925
States and political subdivisions (taxable)	255	49	480	54
Other securities	-	3	-	3
Total interest income	14,167	12,250	28,507	21,961
Interest expense:
Deposits	841	1,195	1,705	2,711
Other short-term borrowings	-	120	-	195
FHLB advances	-	114	26	228
Total interest expense	841	1,429	1,731	3,134
Net interest income	13,326	10,821	26,776	18,827
Provision for loan losses	300	1,900	1,100	2,200
Net interest income after provision for loan losses	13,026	8,921	25,676	16,627
Other income:
Service charges on deposit accounts	565	413	1,130	973
Interchange fees	1,153	686	2,103	1,243
Service charges on loans	518	330	1,029	768
Fees from trust fiduciary activities	542	435	1,036	854
Fees from financial services	217	154	392	313
Fees and other revenue	176	112	353	362
Earnings on bank-owned life insurance	276	196	573	361
Gain (loss) on write-down, sale or disposal of:
Loans	1,136	437	3,483	651
Premises and equipment	(6)	(55)	(6)	(62)
Total other income	4,577	2,708	10,093	5,463
Other expenses:
Salaries and employee benefits	5,810	5,138	11,686	9,061
Premises and equipment	1,588	1,411	3,230	2,529
Data processing and communication	640	846	1,242	1,306
Advertising and marketing	255	247	1,157	681
Professional services	830	663	1,767	1,076
Merger-related expenses	419	1,947	942	2,219
Automated transaction processing	377	265	669	491
Office supplies and postage	161	171	274	277
PA shares tax	366	303	416	369
Loan collection	31	16	81	45
Other real estate owned	(7)	(42)	18	(15)
FDIC assessment	124	80	235	80
FHLB prepayment fee	-	482	369	482
Other	257	(216)	221	14
Total other expenses	10,851	11,311	22,307	18,615
Income before income taxes	6,752	318	13,462	3,475
Provision for income taxes	1,056	66	2,099	589
Net income	$5,696	$252	$11,363	$2,886
Per share data:
Net income - basic	$1.14	$0.05	$2.28	$0.69
Net income - diluted	$1.13	$0.05	$2.26	$0.68
Dividends	$0.30	$0.28	$0.60	$0.56

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended		Six months ended
(Unaudited)	June 30,		June 30,
(dollars in thousands)	2021	2020	2021	2020

Net income	$5,696	$252	$11,363	$2,886

Other comprehensive (loss) income, before tax:
Unrealized holding (loss) gain on available-for-sale debt securities	5,276	444	(4,583)	4,556
Reclassification adjustment for net gains realized in income	-	-	-	-
Net unrealized (loss) gain	5,276	444	(4,583)	4,556
Tax effect	(1,108)	(93)	962	(957)
Unrealized (loss) gain, net of tax	4,168	351	(3,621)	3,599
Other comprehensive (loss) gain, net of tax	4,168	351	(3,621)	3,599
Total comprehensive income, net of tax	$9,864	$603	$7,742	$6,485

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the six months ended June 30, 2021 and 2020
				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total

Balance, December 31, 2019	3,781,500	$30,848	$72,385	$3,602	$106,835
Net income			2,886		2,886
Other comprehensive income				3,599	3,599
Issuance of common stock through Employee Stock Purchase Plan	3,885	219			219
Issuance of common stock from vested restricted share grants through stock compensation plans	15,395	-			-
Stock-based compensation expense		687			687
Issuance of common stock for acquisition	1,176,970	45,408			45,408
Cash dividends declared			(2,474)		(2,474)
Balance, June 30, 2020	4,977,750	$77,162	$72,797	$7,201	$157,160

Balance, December 31, 2020	4,977,750	$77,676	$80,042	$8,952	$166,670
Net income			11,363		11,363
Other comprehensive loss				(3,621)	(3,621)
Issuance of common stock through Employee Stock Purchase Plan	4,738	270			270
Issuance of common stock from vested restricted share grants through stock compensation plans	11,225	-			-
Issuance of common stock through exercise of SSARs	2,000	-			-
Stock-based compensation expense		527			527
Cash dividends declared			(3,024)		(3,024)
Balance, June 30, 2021	4,995,713	$78,473	$88,381	$5,331	$172,185

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the three months ended June 30, 2021 and 2020
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total
Balance, March 31, 2020	3,797,646	$31,342	$73,948	$6,850	$112,140
Net income			252		252
Other comprehensive income				351	351
Issuance of common stock from vested restricted share grants through stock compensation plans	3,134	-			-
Stock-based compensation expense		412			412
Issuance of common stock for acquisition	1,176,970	45,408			45,408
Cash dividends declared			(1,403)		(1,403)
Balance, June 30, 2020	4,977,750	$77,162	$72,797	$7,201	$157,160

Balance, March 31, 2021	4,995,547	$78,222	$84,197	$1,163	$163,582
Net income			5,696		5,696
Other comprehensive income				4,168	4,168
Issuance of common stock from vested restricted share grants through stock compensation plans	166	-			-
Stock-based compensation expense		251			251
Cash dividends declared			(1,512)		(1,512)
Balance, June 30, 2021	4,995,713	$78,473	$88,381	$5,331	$172,185

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Six months ended June 30,
(dollars in thousands)	2021	2020

Cash flows from operating activities:
Net income	$11,363	$2,886
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	2,895	1,812
Provision for loan losses	1,100	2,200
Deferred income tax expense (benefit)	168	(1,255)
Stock-based compensation expense	517	624
Excess tax benefit from exercise of SSARs	26	-
Proceeds from sale of loans held-for-sale	135,745	41,511
Originations of loans held-for-sale	(107,127)	(53,270)
Earnings from bank-owned life insurance	(573)	(361)
Net gain from sales of loans	(3,483)	(651)
Net gain from sale and write-down of foreclosed assets held-for-sale	(32)	(33)
Net loss from write-down and disposal of bank premises and equipment	6	62
Operating lease payments	13	15
Change in:
Accrued interest receivable	(314)	(803)
Other assets	932	1,392
Accrued interest payable and other liabilities	120	3,345
Net cash provided by (used in) operating activities	41,356	(2,526)

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	-	115,234
Proceeds from maturities, calls and principal pay-downs	27,826	21,637
Purchases	(196,928)	(117,418)
(Increase) decrease in restricted investments in bank stock	(418)	1,897
Net increase in loans and leases	(12,843)	(131,254)
Principal portion of lease payments received under direct finance leases	2,266	1,539
Purchases of bank premises and equipment	(1,146)	(956)
Net cash acquired in acquisition	-	53,004
Proceeds from sale of foreclosed assets held-for-sale	216	566
Net cash used in investing activities	(181,027)	(55,751)

Cash flows from financing activities:
Net increase in deposits	248,190	202,384
Net decrease in short-term borrowings	-	114,952
Repayment of FHLB advances	(5,000)	(7,627)
Repayment of finance lease obligation	(47)	(38)
Proceeds from employee stock purchase plan participants	270	219
Dividends paid	(3,024)	(2,474)
Cash paid in lieu of fractional shares	-	(4)
Net cash provided by financing activities	240,389	307,412
Net increase in cash and cash equivalents	100,718	249,135
Cash and cash equivalents, beginning	69,346	15,663

Cash and cash equivalents, ending	$170,064	$264,798

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)	Six months ended June 30,
(dollars in thousands)	2021	2020
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,907	$3,133
Income tax	1,150	1,400
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized gains on available-for-sale securities	(4,583)	4,556
Transfers from loans to foreclosed assets held-for-sale	293	-
Transfers from loans to loans held-for-sale, net	3,781	3,031
Security settlement pending	1,138	22,520
Repayment of FHLB advances payable	-	10,000

Transactions related to acquisition
Increase in assets and liabilities:
Securities	$-	$123,420
Loans	-	245,283
Restricted investments in bank stocks	-	692
Premises and equipment	-	6,907
Investment in bank-owned life insurance	-	9,230
Goodwill	-	6,843
Core deposit intangible asset	-	1,973
Right-of-use assets	-	1,354
Other assets	-	2,680
Non-interest-bearing deposits	-	(118,822)
Interest-bearing deposits	-	(276,816)
FHLB advances	-	(7,627)
Lease liabilities	-	(1,354)
Other liabilities	-	(1,356)
Common shares issued	-	(45,408)

See notes to unaudited consolidated financial statements

FIDELITY D & D BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of operations and critical accounting policies

Nature of operations

Fidelity D & D Bancorp, Inc. (“the Company”) is a bank holding company and the parent of The Fidelity Deposit and Discount Bank (the “Bank”). The Bank is a commercial bank and trust company chartered under the laws of the Commonwealth of Pennsylvania and a wholly-owned subsidiary of the Company. Having commenced operations in 1903, the Bank is committed to provide superior customer service, while offering a full range of banking products and financial and trust services to both our consumer and commercial customers from our main office located in Dunmore and other branches located throughout Lackawanna, Northampton and Luzerne Counties and Wealth Management offices in Schuylkill and Lebanon Counties.

On July 1, 2021, the Company completed its acquisition of Landmark Bancorp, Inc. (“Landmark”) and its wholly-owned subsidiary, Landmark Community Bank (“Landmark Bank”). At the time of the acquisition, Landmark merged with and into the Company with the Company surviving the merger. In addition, Landmark Bank merged with and into the Bank with the Bank as the surviving bank.

On May 1, 2020, the Company completed its acquisition of MNB Corporation (“MNB”) and its wholly-owned subsidiary, Merchants Bank of Bangor. At the time of the acquisition, MNB merged with and into the Company with the Company surviving the merger. In addition, Merchants Bank of Bangor merged with and into the Bank with the Bank as the surviving bank.

Further discussion of the acquisitions of MNB and Landmark can be found in Footnote 9, “Acquisition”.

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

In the opinion of management, the consolidated balance sheets as of June 30, 2021 and December 31, 2020 and the related consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in shareholders’ equity for the three and six months ended June 30, 2021 and 2020, and consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature. Certain reclassifications have been made to the 2020 financial statements to conform to the 2021 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after June 30, 2021 through the date these consolidated financial statements were issued.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses at June 30, 2021 is adequate and reasonable to cover incurred losses. Given the subjective nature of identifying and estimating loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB). Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained. On occasion, the Company may transfer loans from the loan portfolio to loans HFS. Under these circumstances, pricing may be obtained from other entities and the residential mortgage loans are transferred at the lower of cost or market value and simultaneously sold. For other loans transferred to HFS, pricing may be obtained from other entities or modeled and the other loans are transferred at the lower of cost or market value and then sold. As of June 30, 2021 and December 31, 2020, loans classified as HFS consisted of residential mortgage loans.

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

Goodwill is recorded on the consolidated balance sheets as the excess of liabilities assumed over identifiable assets acquired on the acquisition date. Goodwill is recorded at its net carrying value which represents estimated fair value. The goodwill is deductible for tax purposes over a 15-year period. Goodwill is tested for impairment on at least an annual basis. There was no goodwill impairment as of June 30, 2021 and December 31, 2020. Other acquired intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives and subject to periodic impairment testing.

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

As of and for the six months ended June 30, 2021
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	debt securities
Beginning balance	$8,952

Other comprehensive loss before reclassifications, net of tax	(3,621)
Amounts reclassified from accumulated other comprehensive income, net of tax	-
Net current-period other comprehensive loss	(3,621)
Ending balance	$5,331

As of and for the three months ended June 30, 2021
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	debt securities
Beginning balance	$1,163

Other comprehensive income before reclassifications, net of tax	4,168
Amounts reclassified from accumulated other comprehensive income, net of tax	-
Net current-period other comprehensive income	4,168
Ending balance	$5,331

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

As of and for the three months ended June 30, 2020
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	securities
Beginning balance	$6,850

Other comprehensive income before reclassifications, net of tax	351
Amounts reclassified from accumulated other comprehensive income, net of tax	-
Net current-period other comprehensive income	351
Ending balance	$7,201

There were no amounts reclassified from accumulated other comprehensive income for the three and six months ended June 30, 2021 and 2020.

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

Obligations of states and political subdivisions (municipal)

The municipal securities are bank qualified or bank eligible, general obligation and revenue bonds rated as investment grade by various credit rating agencies and have fixed rates of interest with mid- to long-term maturities. Fair values of these securities are highly driven by interest rates. Management performs ongoing credit quality reviews on these issues.

The amortized cost and fair value of investment securities at June 30, 2021 and December 31, 2020 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
June 30, 2021
Available-for-sale debt securities:
Agency - GSE	$96,083	$536	$(1,221)	$95,398
Obligations of states and political subdivisions	255,325	6,994	(1,092)	261,227
MBS - GSE residential	196,798	2,482	(950)	198,330

Total available-for-sale debt securities	$548,206	$10,012	$(3,263)	$554,955

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2020
Available-for-sale debt securities:
Agency - GSE	$45,146	$392	$(91)	$45,447
Obligations of states and political subdivisions	192,385	7,480	(152)	199,713
MBS - GSE residential	143,557	3,881	(178)	147,260

Total available-for-sale debt securities	$381,088	$11,753	$(421)	$392,420

The amortized cost and fair value of debt securities at June 30, 2021 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Available-for-sale securities:
Debt securities:
Due in one year or less	$975	$1,007
Due after one year through five years	5,966	6,261
Due after five years through ten years	98,216	97,247
Due after ten years	246,251	252,110

MBS - GSE residential	196,798	198,330

Total available-for-sale debt securities	$548,206	$554,955

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

The following table presents the fair value and gross unrealized losses of debt securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of June 30, 2021 and December 31, 2020:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

June 30, 2021
Agency - GSE	$61,227	$(1,221)	$-	$-	$61,227	$(1,221)
Obligations of states and political subdivisions	76,710	(1,092)	-	-	76,710	(1,092)
MBS - GSE residential	97,796	(950)	-	-	97,796	(950)
Total	$235,733	$(3,263)	$-	$-	$235,733	$(3,263)
Number of securities	108		-		108

December 31, 2020
Agency - GSE	$27,602	$(91)	$-	$-	$27,602	$(91)
Obligations of states and political subdivisions	15,256	(152)	-	-	15,256	(152)
MBS - GSE residential	14,753	(178)	-	-	14,753	(178)
Total	$57,611	$(421)	$-	$-	$57,611	$(421)
Number of securities	30		-		30

The Company had 108 debt securities in an unrealized loss position at June 30, 2021, including 25 agency securities, 29 mortgage-backed securities and 54 municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at June 30, 2021: 1.96% for agencies, 0.96% for total MBS-GSE; and 1.40% for municipals. None of these securities had been in an unrealized loss position in excess of 12 months. Management has no intent to sell any securities in an unrealized loss position as of June 30, 2021.

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

For all debt securities, as of June 30, 2021, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and nor any conditions were identified by management that, more likely than not, would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5. Loans and leases

The classifications of loans and leases at June 30, 2021 and December 31, 2020 are summarized as follows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Commercial and industrial	$247,796	$280,757
Commercial real estate:
Non-owner occupied	210,236	192,143
Owner occupied	181,378	179,923
Construction	11,983	10,231
Consumer:
Home equity installment	38,123	40,147
Home equity line of credit	50,478	49,725
Auto loans	98,007	98,386
Direct finance leases	22,091	20,095
Other	7,183	7,602
Residential:
Real estate	233,970	218,445
Construction	27,511	23,357
Total	1,128,756	1,120,811
Less:
Allowance for loan losses	(15,245)	(14,202)
Unearned lease revenue	(1,261)	(1,159)
Loans and leases, net	$1,112,250	$1,105,450

As of June 30, 2021, total loans of $1.1 billion were reflected net of deferred loan costs of $0.5 million, including $3.5 million in deferred fee income from Paycheck Protection Program (PPP) loans and $4.0 million in deferred loan costs. Net deferred loan costs of $1.7 million, including $2.2 million in deferred fee income from PPP loans and $3.9 million in deferred loan costs, have been included in the carrying values of loans at December 31, 2020.

Commercial and industrial loan balances were $247.8 million at June 30, 2021 and $280.8 million on December 31, 2020. As of June 30, 2021, the commercial and industrial loan balance included $94.1 million in PPP loans (net of deferred fees) compared to $129.9 million as of December 31, 2020.

Direct finance leases include the lease receivable and the guaranteed lease residual. Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease. Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The approximate unpaid principal balance of mortgages serviced amounted to $447.8 million as of June 30, 2021 and $366.5 million as of December 31, 2020. Mortgage servicing rights amounted to $2.0 million and $1.3 million as of June 30, 2021 and December 31, 2020, respectively.

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

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (Economic Aid Act) was enacted, extending the authority to make PPP loans through May 31, 2021, revising certain PPP requirements, and permitting second draw PPP loans. On March 11, 2021, the American Rescue Plan Act of 2021 (American Rescue Plan Act) was enacted expanding eligibility for first and second draw PPP loans and revising the exclusions from payroll costs for purposes of loan forgiveness.

As of June 30, 2021, the Company had 1,135 PPP loans outstanding totaling $97.6 million, which represents a $34.5 million, or 26%, decrease from the 1,246 loans totaling $132.1 million as of December 31, 2020. From the beginning of the program through June 30, 2021, the Company received forgiveness or paydowns of $138.7 million, or 59%, of the original PPP loan balances of $236.3 million with $111.7 million occurring during the six months ended June 30, 2021. During the three and six months ended June 30, 2021, the Company recognized $1.1 million and $2.8 million in SBA fees from PPP loans, net of origination expenses, compared to $0.8 million for both the three and six months ended June 30, 2020. Unearned fees attributed to PPP loans, net of $0.2 million in fees paid to referral sources as prescribed by the SBA under the PPP program, were $3.5 million as of June 30, 2021.

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

	For the six months ended
(dollars in thousands)	June 30, 2021	June 30, 2020
Balance at beginning of period	$563	$-
Accretable yield on acquired loans	-	248
Reclassification from non-accretable difference	162	-
Accretion of accretable yield	(193)	(19)
Balance at end of period	$532	$229

During the first and second quarters of 2021, management performed an analysis of all loans accounted for under ASC 310-30. Three loans had an improvement in collateral values resulting in a $129 thousand reclassification from non-accretable discount to accretable discount. Two loans had actual payments exceed estimates resulting in a $33 thousand reclassification from non-accretable discount to accretable discount. During the six months ended June 30, 2021, $193 thousand in accretable yield and $273 in non-accretable yield accreted to interest income.

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

Non-accrual loans

Non-accrual loans, segregated by class, at June 30, 2021 and December 31, 2020, were as follows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Commercial and industrial	$390	$590
Commercial real estate:
Non-owner occupied	759	846
Owner occupied	1,120	1,123
Consumer:
Home equity installment	28	61
Home equity line of credit	131	395
Auto loans	39	27
Residential:
Real estate	704	727
Total	$3,171	$3,769

The table above excludes $1.3 million in purchased credit impaired loans, net of unamortized fair value adjustments as of June 30, 2021 and December 31, 2020.

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

Beginning the week of March 16, 2020, the Company began receiving requests for temporary modifications to the repayment structure for borrower loans. Modification terms included interest only or full payment deferral for up to 6 months. As of June 30, 2021, the Company had 2 temporary modifications with principal balances totaling $0.7 million compared to 10 temporary modifications with principal balances totaling $2.2 million as of December 31, 2020.

There were no loans modified in a TDR for the three and six months ended June 30, 2021 and 2020. Of the TDRs outstanding as of June 30, 2021 and 2020, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time. Other than the TDRs that were placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. There were no loans modified as a TDR within the previous twelve months that subsequently defaulted (i.e. 90 days or more past due following a modification) during the three and six months ended June 30, 2021 and 2020.

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

As of June 30, 2021 and 2020, the balance of outstanding TDRs was $3.0 million and $1.5 million, respectively. As of June 30, 2021 and 2020, the allowance for impaired loans that have been modified in a TDR was $0.5 million and $0.4 million, respectively.

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

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
June 30, 2021	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	1,530	-	390	1,920	245,876	247,796		-
Commercial real estate:
Non-owner occupied	2,555	-	759	3,314	206,922	210,236		-
Owner occupied	517	-	1,120	1,637	179,741	181,378		-
Construction	-	-	-	-	11,983	11,983		-
Consumer:
Home equity installment	88	4	28	120	38,003	38,123		-
Home equity line of credit	-	-	131	131	50,347	50,478		-
Auto loans	111	46	39	196	97,811	98,007		-
Direct finance leases	41	-	24	65	20,765	20,830	(2)	24
Other	36	7	-	43	7,140	7,183		-
Residential:
Real estate	-	137	704	841	233,129	233,970		-
Construction	-	-	-	-	27,511	27,511		-
Total	$4,878	$194	$3,195	$8,267	$1,119,228	$1,127,495		$24

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.3 million. (3) Includes net deferred loan costs of $0.5 million.

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2020	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$288	505	590	1,383	279,374	280,757		-
Commercial real estate:
Non-owner occupied	79	-	846	925	191,218	192,143		-
Owner occupied	1	-	1,123	1,124	178,799	179,923		-
Construction	-	-	-	-	10,231	10,231		-
Consumer:
Home equity installment	102	-	61	163	39,984	40,147		-
Home equity line of credit	24	-	395	419	49,306	49,725		-
Auto loans	197	25	27	249	98,137	98,386		-
Direct finance leases	294	-	61	355	18,581	18,936	(2)	61
Other	9	-	-	9	7,593	7,602		-
Residential:
Real estate	-	74	727	801	217,644	218,445		-
Construction	-	-	-	-	23,357	23,357		-
Total	$994	$604	$3,830	$5,428	$1,114,224	$1,119,652		$61

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.2 million. (3) Includes net deferred loan costs of $1.7 million.

Impaired loans

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
June 30, 2021
Commercial and industrial	$553	$24	$366	$390	$24
Commercial real estate:
Non-owner occupied	2,757	1,677	1,080	2,757	470
Owner occupied	1,937	1,518	88	1,606	477
Consumer:
Home equity installment	61	-	28	28	-
Home equity line of credit	179	-	131	131	-
Auto loans	63	10	29	39	3
Residential:
Real estate	751	550	154	704	85
Total	$6,301	$3,779	$1,876	$5,655	$1,059

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2020
Commercial and industrial	$688	$549	$41	$590	$213
Commercial real estate:
Non-owner occupied	2,960	1,677	1,171	2,848	481
Owner occupied	2,058	1,219	473	1,692	309
Consumer:
Home equity installment	106	-	61	61	-
Home equity line of credit	443	105	290	395	48
Auto loans	50	27	-	27	4
Residential:
Real estate	774	559	168	727	151
Total	$7,079	$4,136	$2,204	$6,340	$1,206

At June 30, 2021, impaired loans totaled $5.7 million consisting of $2.5 million in accruing TDRs and $3.2 million in non-accrual loans. At December 31, 2020, impaired loans totaled $6.3 million consisting of $2.5 million in accruing TDRs and $3.8 million in non-accrual loans. As of June 30, 2021, the non-accrual loans included three TDRs to two unrelated borrowers totaling $0.6 million compared with four TDRs to three unrelated borrowers totaling $0.7 million as of December 31, 2020.

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

	For the six months ended
	June 30, 2021			June 30, 2020
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$454	$2	$-	$289	$-	$-
Commercial real estate:
Non-owner occupied	2,703	61	-	1,075	12	-
Owner occupied	1,766	20	-	2,173	33	-
Construction	-	-	-	-	-	-
Consumer:
Home equity installment	39	4	-	48	-	-
Home equity line of credit	325	20	-	307	-	-
Auto loans	40	-	-	68	1	-
Direct finance leases	-	-	-	-	-	-
Other	-	-	-	-	-	-
Residential:
Real estate	708	-	-	992	-	-
Construction	-	-	-	-	-	-
Total	$6,035	$107	$-	$4,952	$46	$-

	For the three months ended
	June 30, 2021			June 30, 2020
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$449	$2	$-	$338	$-	$-
Commercial real estate:
Non-owner occupied	2,789	39	-	1,377	6	-
Owner occupied	1,827	16	-	1,909	27	-
Construction	-	-	-	-	-	-
Consumer:
Home equity installment	27	-	-	55	-	-
Home equity line of credit	209	16	-	359	-	-
Auto loans	26	-	-	97	1	-
Direct finance leases	-	-		-	-	-
Other	-	-	-	-	-	-
Residential:
Real estate	709	-	-	808	-	-
Construction	-	-	-	-	-	-
Total	$6,036	$73	$-	$4,943	$34	$-

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

The following table presents loans including $0.5 million and $1.7 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of June 30, 2021 and December 31, 2020, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

	June 30, 2021
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$242,643	1,963	3,190	$-	$247,796
Commercial real estate - non-owner occupied	197,065	7,353	5,818	-	210,236
Commercial real estate - owner occupied	170,212	3,192	7,974	-	181,378
Commercial real estate - construction	11,983	-	-	-	11,983
Total commercial	$621,903	$12,508	$16,982	$-	$651,393

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	June 30, 2021
(dollars in thousands)	Performing	Non-performing	Total
Consumer
Home equity installment	$38,095	28	$38,123
Home equity line of credit	50,347	131	50,478
Auto loans	97,968	39	98,007
Direct finance leases (1)	20,806	24	20,830
Other	7,183	-	7,183
Total consumer	214,399	222	214,621
Residential
Real estate	233,266	704	233,970
Construction	27,511	-	27,511
Total residential	260,777	704	261,481
Total consumer & residential	$475,176	$926	$476,102

(1)Net of unearned lease revenue of $1.3 million.

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

Information related to the change in the allowance and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the six months ended June 30, 2021
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,407	$6,383	$2,552		$2,781	$79	$14,202
Charge-offs	(106)	(132)	(82)		(43)	-	(363)
Recoveries	15	235	56		-	-	306
Provision	8	742	(29)		332	47	1,100
Ending balance	$2,324	$7,228	$2,497		$3,070	$126	$15,245
Ending balance: individually evaluated for impairment	$24	$947	$3		$85	$-	$1,059
Ending balance: collectively evaluated for impairment	$2,300	$6,281	$2,494		$2,985	$126	$14,186
Loans Receivables:
Ending balance (2)	$247,796	$403,597	$214,621	(1)	$261,481	$-	$1,127,495
Ending balance: individually evaluated for impairment	$390	$4,363	$198		$704	$-	$5,655
Ending balance: collectively evaluated for impairment	$247,406	$399,234	$214,423		$260,777	$-	$1,121,840

(1) Net of unearned lease revenue of $1.3 million. (2) Includes $0.5 million of net deferred loan costs.

As of and for the three months ended June 30, 2021
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,342	$7,080	$2,415	$2,915	$87	$14,839
Charge-offs	(99)	(8)	(54)	-	-	(161)
Recoveries	11	224	32	-	-	267
Provision	70	(68)	104	155	39	300
Ending balance	$2,324	$7,228	$2,497	$3,070	$126	$15,245

As of and for the year ended December 31, 2020
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,484	$3,933	$2,013		$2,278	$39	$9,747
Charge-offs	(372)	(465)	(296)		(35)	-	(1,168)
Recoveries	26	30	120		197	-	373
Provision	1,269	2,885	715		341	40	5,250
Ending balance	$2,407	$6,383	$2,552		$2,781	$79	$14,202
Ending balance: individually evaluated for impairment	$213	$790	$52		$151	$-	$1,206
Ending balance: collectively evaluated for impairment	$2,194	$5,593	$2,500		$2,630	$79	$12,996
Loans Receivables:
Ending balance (2)	$280,757	$382,297	$214,796	(1)	$241,802	$-	$1,119,652
Ending balance: individually evaluated for impairment	$590	$4,540	$483		$727	$-	$6,340
Ending balance: collectively evaluated for impairment	$280,167	$377,757	$214,313		$241,075	$-	$1,113,312

(1) Net of unearned lease revenue of $1.2 million. (2) Includes $1.7 million of net deferred loan costs.

As of and for the six months ended June 30, 2020
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,484	$3,933	$2,013	$2,278	$39	$9,747
Charge-offs	(260)	(164)	(115)	(31)	-	(570)
Recoveries	18	3	81	192	-	294
Provision	225	1,574	167	249	(15)	2,200
Ending balance	$1,467	$5,346	$2,146	$2,688	$24	$11,671

As of and for the three months ended June 30, 2020
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,553	$3,943	$2,094	$2,393	$34	$10,017
Charge-offs	(196)	-	(72)	(1)	-	(269)
Recoveries	5	1	17	-	-	23
Provision	105	1,402	107	296	(10)	1,900
Ending balance	$1,467	$5,346	$2,146	$2,688	$24	$11,671

Direct finance leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and subsequent related updates to revise the accounting for leases. Lessor accounting was largely unchanged as a result of the standard. Additional disclosures required under the standard are included in this section and in Footnote 12, “Leases”.

The Company originates direct finance leases through two automobile dealerships. The carrying amount of the Company’s lease receivables, net of unearned income, was $6.9 million and $6.0 million as of June 30, 2021 and December 31, 2020, respectively. The residual value of the direct finance leases is fully guaranteed by the dealerships. Residual values amounted to $13.9 million and $12.9 million at June 30, 2021 and December 31, 2020, respectively, and are included in the carrying value of direct finance leases.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2021	$3,169
2022	6,814
2023	5,517
2024	5,915
2025	646
2026 and thereafter	30
Total future minimum lease payments receivable	22,091
Less: Unearned income	(1,261)
Undiscounted cash flows to be received	$20,830

6. Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards. The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares. For granted and unexercised stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued SSARs were exercised and converted into common stock. As of the three and six months ended June 30, 2021, there were 29,718 and 30,828 potentially dilutive shares related to issued and unexercised SSARs compared to 19,109 and 23,637 for the same 2020 periods, respectively. For restricted stock, dilution would occur from the Company’s previously granted but unvested shares. There were 10,351 and 10,700 potentially dilutive shares related to unvested restricted share grants as of the three and six months ended June 30, 2021 compared to 871 and 2,871 for the same 2020 periods, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$5,696	$252	$11,363	$2,886
Weighted-average common shares outstanding	4,995,658	4,588,050	4,993,226	4,190,395
Basic EPS	$1.14	$0.05	$2.28	$0.69

Diluted EPS:
Net income available to common shareholders	$5,696	$252	$11,363	$2,886
Weighted-average common shares outstanding	4,995,658	4,588,050	4,993,226	4,190,395
Potentially dilutive common shares	40,069	19,980	41,528	26,508
Weighted-average common and potentially dilutive shares outstanding	5,035,727	4,608,030	5,034,754	4,216,903
Diluted EPS	$1.13	$0.05	$2.26	$0.68

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

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended June 30, 2021 and 2020 under the 2012 stock incentive plans:

	June 30, 2021			June 30, 2020
			Weighted-			Weighted-
	Shares		average grant	Shares		average grant
	granted		date fair value	granted		date fair value

Director plan	12,500	(2)	$52.00	6,000	(2)	$56.63
Omnibus plan	13,552	(3)	52.00	11,761	(3)	55.06
Omnibus plan	50	(1)	58.17	50	(1)	57.62
Omnibus plan	36	(3)	58.17	500	(2)	34.02
Total	26,138		$52.02	18,311		$55.00

(1) Vest after 1 year (2) Vest after 3 years – 33% each year (3) Vest fully after 3 years

The fair value of the shares granted in 2021 was calculated using the grant date stock price.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2020	9,402	20,675	30,077	$53.36
Granted	12,500	13,638	26,138	52.02
Forfeited	-	(439)	(439)	52.66
Vested	(4,998)	(6,227)	(11,225)	50.83
Non-vested balance at June 30, 2021	16,904	27,647	44,551	$53.22

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2020	97,264	$9.47	6.5
Granted	-
Exercised	(2,932)	3.48
Forfeited	-
Outstanding June 30, 2021	94,332	$9.66	6.0

Of the SSARs outstanding at June 30, 2021, 90,639 vested and were exercisable. SSARs vest over a three year period – 33% per year.

During the first quarter of 2021, there were 2,932 SSARs exercised. The intrinsic value recorded for these SSARs was $10,190. The tax deduction realized from the exercise of these SSARs was $125,810 resulting in a tax benefit of $26,420. There were no SSARs exercised during the first or second quarters of 2020.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three and six months ended June 30, 2021 and 2020 and the unrecognized stock-based compensation expense as of June 30, 2021:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Stock-based compensation expense:
Director stock incentive plan	$94	$223	$169	$301
Omnibus stock incentive plan	157	189	314	359
Employee stock purchase plan	-	-	44	27
Total stock-based compensation expense	$251	$412	$527	$687

In addition, during the six months ended June 30, 2021, the Company reversed accruals of ($10 thousand) in stock-based compensation expense for restricted stock and SSARs awarded under the Omnibus Plan. During the three and six months ended June 30, 2020, the Company reversed accruals of ($31 thousand) and ($63 thousand) in stock-based compensation expense for restricted stock and SSARs awarded under the Omnibus Plan.

As of
(dollars in thousands)	June 30, 2021
Unrecognized stock-based compensation expense:
Director plan	$752
Omnibus plan	1,082
Total unrecognized stock-based compensation expense	$1,834

The unrecognized stock-based compensation expense as of June 30, 2021 will be recognized ratably over the periods ended February 2024 and March 2024 for the Director Plan and the Omnibus Plan, respectively.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined. As of June 30, 2021, 89,642 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

June 30, 2021
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$170,064	$170,064	$170,064	$-	$-
Available-for-sale debt securities	554,955	554,955	-	554,955	-
Restricted investments in bank stock	3,231	3,231	-	3,231	-
Loans and leases, net	1,112,250	1,119,863	-	-	1,119,863
Loans held-for-sale	6,662	6,731	-	6,731	-
Accrued interest receivable	6,026	6,026	-	6,026	-
Financial liabilities:
Deposits with no stated maturities	1,653,582	1,653,582	-	1,653,582	-
Time deposits	104,078	104,070	-	104,070	-
Accrued interest payable	161	161	-	161	-

December 31, 2020
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$69,346	$69,346	$69,346	$-	$-
Available-for-sale debt securities	392,420	392,420	-	392,420	-
Restricted investments in bank stock	2,813	2,813	-	2,813	-
Loans and leases, net	1,105,450	1,116,711	-	-	1,116,711
Loans held-for-sale	29,786	30,858	-	30,858	-
Accrued interest receivable	5,712	5,712	-	5,712	-
Financial liabilities:
Deposits with no stated maturities	1,381,722	1,381,722	-	1,381,722	-
Time deposits	127,783	128,200	-	128,200	-
FHLB advances	5,000	5,348	-	5,348	-
Accrued interest payable	337	337	-	337	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$95,398	$-	$95,398	$-
Obligations of states and political subdivisions	261,227	-	261,227	-
MBS - GSE residential	198,330	-	198,330	-
Total available-for-sale debt securities	$554,955	$-	$554,955	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$45,447	$-	$45,447	$-
Obligations of states and political subdivisions	199,713	-	199,713	-
MBS - GSE residential	147,260	-	147,260	-
Total available-for-sale debt securities	$392,420	$-	$392,420	$-

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

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending June 30, 2021 and December 31, 2020, respectively.

The following table illustrates the financial instruments newly measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,720	$-	$-	$2,720
Other real estate owned	129	-	-	129
Total	$2,849	$-	$-	$2,849

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,930	$-	$-	$2,930
Other real estate owned	182	-	-	182
Total	$3,112	$-	$-	$3,112

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

At June 30, 2021 and December 31, 2020, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -22.52% and -47.66% and from -27.04% to -70.66%, respectively. The weighted average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -40.68% as of June 30, 2021 and -44.49% as of December 31, 2020, respectively. Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed. Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable. Appraisals form the basis for determining the net realizable value from these properties. Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business. Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions. Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs. These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions. At June 30, 2021 and December 31, 2020, the discounts applied to the appraised values of ORE ranged from -16.63% and -77.60% and from -21.47% and -77.60%, respectively. As of June 30, 2021 and December 31, 2020, the weighted average of discount to the appraisal values of ORE amounted to -29.17% and -31.30%, respectively.

At June 30, 2021 and December 31, 2020, there were no other repossessed assets. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.

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

Landmark Acquisition

On July 1, 2021, the Company completed the acquisition of Landmark Bancorp, Inc. (“Landmark”) and its wholly-owned subsidiary. At the effective time of the merger, Landmark merged with and into the Company with the Company surviving the merger. Landmark was the holding company of Landmark Community Bank (“Landmark Bank”) which operated 5 retail community banking offices in Northeastern Pennsylvania. Landmark Bank merged with and into Fidelity Bank, with Fidelity Bank surviving the merger.

Effective July 1, 2021, in connection with the merger and pursuant to the terms of the Reorganization Agreement, Paul C. Woelkers was appointed as a Class C Director of Fidelity’s Board of Directors. Mr. Woelkers was also appointed as a Director of Fidelity Bank’s Board of Directors.

Under the terms of the agreement, Landmark shareholders received as consideration 0.272 shares of Fidelity common stock and $3.26 in cash for each share of Landmark common stock that they owned as of the closing date. As a result of the merger, the Company issued 647,990 shares of its common stock and $7.8 million in cash.

With the combination of the two organizations, the Company, on a consolidated basis, has approximately $2.3 billion in assets, $2.1 billion in deposits, and $1.4 billion in loans.

The merger transaction will be accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged will be recorded at estimated fair values on the acquisition date. Management is in the process of assessing the assets purchased and liabilities assumed in connection with the merger.

Merger-related expenses

For the three and six months ended June 30, 2021, the Company incurred $0.4 million and $0.9 million in merger-related expenses related to the merger with Landmark, primarily consisting of professional fees. The Company expects to incur another $2.4 million in non-recurring costs to facilitate the merger and integrate systems in the second half of 2021. For the three and six months ended June 30, 2020, the Company incurred merger-related expenses related to the merger with MNB totaling $1.9 million and $2.2 million, primarily consisting of professional fees, salaries and employee benefits and data processing fees.

10. Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers. The policies are recorded at their cash surrender values. Increases in cash surrender values are included in non-interest income in the consolidated statements of income. As a result of the acquisition of MNB, the Company added BOLI with a value of $9.3 million during 2020. During the fourth quarter of 2020, the Company purchased an additional $11.0 million of BOLI. The policies’ cash surrender value totaled $44.9 million and $44.3 million, respectively, as of June 30, 2021 and December 31, 2020 and is reflected as an asset on the consolidated balance sheets. For the six months ended June 30, 2021 and 2020, the Company has recorded income of $573 thousand and $361 thousand, respectively.

Officer Life Insurance

In 2017, the Bank entered into separate split dollar life insurance arrangements (Split Dollar Agreements) with eleven officers. This plan provides each officer a specified death benefit should the officer die while in the Bank’s employ. The Bank paid the insurance premiums in March 2017 and the arrangements were effective in March 2017. In March 2019, the Bank entered into a new Split Dollar Agreement with one officer. In January 2021, the Bank entered into Split Dollar Agreements with fifteen officers. The Bank owns the policies and all cash values thereunder. Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary. As of June 30, 2021, the policies had total death benefits of $44.9 million of which $4.4 million would have been paid to the officer’s beneficiaries and the remaining $40.5 million would have been paid to the Bank. In addition, four executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met. As of June 30, 2021 and December 31, 2020, the Company accrued expenses of $176 thousand and $154 thousand for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement. On March 20, 2019, the Bank entered into a SERP Agreement with one officer, pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2019 until normal retirement age. As of June 30, 2021 and December 31, 2020, the Company accrued expenses of $2.3 million and $2.0 million in connection with the SERP.

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

Contract balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before the payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity already received payment (or payment is due) from the customer. The Company’s non-interest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company typically does not enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2021 and December 31, 2020, the Company did not have any significant contract balances.

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

The Company’s operating leases, where the Company is lessee, include property, land and equipment. As of June 30, 2021, ten of the

Company’s branch properties were leased under operating leases. In four of the branch leases, the Company leases the land from an unrelated third party, and the buildings are the Company’s own capital improvement. The Company also leases three standalone ATMs under operating leases. Additionally, the Company has four equipment leases classified as finance leases.

The following is an analysis of the leased property under finance leases:

(dollars in thousands)	June 30, 2021	December 31, 2020

Equipment	$485	$485
Less accumulated depreciation and amortization	(250)	(202)
Leased property under finance leases, net	$235	$283

The following is a schedule of future minimum lease payments under finance leases together with the present value of the net minimum lease payments as of June 30, 2021:

(dollars in thousands)	Amount

2021	$51
2022	101
2023	74
2024	17
2025	7
2026 and thereafter	-
Total minimum lease payments (a)	250
Less amount representing interest (b)	(7)
Present value of net minimum lease payments	$243

(a)The future minimum lease payments have not been reduced by estimated executory costs (such as taxes and maintenance) since this amount was deemed immaterial by management.

(b)Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate upon lease inception.

As of June 30, 2021, the Company leased its Green Ridge, Pittston, Peckville, Back Mountain, Mountain Top, Abington, Nazareth, Easton, Bethlehem and Martins Creek branches under the terms of operating leases. Common area maintenance is included in variable lease payments in the table below. The Abington branch has variable lease payments which are calculated as a percentage of the national prime rate of interest and are expensed as incurred. The Bethlehem branch has variable lease payments that increase annually and are expensed as incurred.

(dollars in thousands)	June 30, 2021	June 30, 2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$47	$39
Interest on lease liabilities	3	4
Operating lease cost	291	243
Short-term lease cost	16	9
Variable lease cost	2	(3)
Total lease cost	$359	$292

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$3	$4
Operating cash flows from operating leases (Fixed payments)	$269	$221
Operating cash flows from operating leases (Liability reduction)	$147	$101
Financing cash flows from finance leases	$47	$38
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$16
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$1,338
Weighted-average remaining lease term - finance leases	2.65 yrs	3.23 yrs
Weighted average remaining lease term - operating leases	20.94 yrs	21.65 yrs
Weighted-average discount rate - finance leases	2.48%	2.96%
Weighted-average discount rate - operating leases	3.57%	3.55%

During the first six months of 2021, $342 thousand of the total lease cost is included in premises and equipment expense and $17 thousand is included in other expenses on the consolidated statements of income. Operating lease expense is recognized on a straight-line basis over the lease term. We recognized both the interest expense and amortization expense for finance leases in premises and equipment expense since the interest expense portion was immaterial.

The future minimum lease payments for the Company’s branch network and equipment under operating leases that have lease terms in excess of one year as of June 30, 2021 are as follows:

(dollars in thousands)	Amount

2021	$279
2022	527
2023	507
2024	510
2025	515
2026 and thereafter	8,258
Total future minimum lease payments	10,596
Plus variable payment adjustment	339
Less amount representing interest	(3,438)
Present value of net future minimum lease payments	$7,497

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

(dollars in thousands)	Amount

2021	$100
2022	104
2023	48
2024	51
2025	54
2026 and thereafter	81
Total lease payments to be received	$438

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

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Lease income - direct finance leases
Interest income on lease receivables	$205	$169	$395	$345

Lease income - operating leases	77	53	128	111
Total lease income	$282	$222	$523	$456

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of June 30, 2021 compared to December 31, 2020 and a comparison of the results of operations for the three and six months ended June 30, 2021 and 2020. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2020 Annual Report filed on Form 10-K.

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

▪acquisitions and integration of acquired businesses, including but not limited to, the recent acquisition of MNB Corporation (“MNB”) and its wholly-owned bank subsidiary and Landmark Bancorp Inc. (“Landmark”) and its wholly-owned bank subsidiary;

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

Executive Summary

The Company is a Pennsylvania corporation and a bank holding company, whose wholly-owned state chartered commercial bank and trust company is The Fidelity Deposit and Discount Bank. The Company is headquartered in Dunmore, Pennsylvania. We consider Lackawanna, Northampton and Luzerne Counties our primary marketplace.

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

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties, and Eastern Pennsylvania, primarily Northampton County. Rate cuts of 50 and 100 basis points during the first quarter of 2020 at the start of the pandemic completely reversed the increase initiated by the Federal Open Market Committee (FOMC) at the end of 2015. According to the U.S. Bureau of Labor Statistics, the national unemployment rate for June 2021 was 5.9%, down 0.8 percentage points from December 2020. However, the unemployment rates in the Scranton - Wilkes-Barre - Hazleton and the Allentown – Bethlehem - Easton Metropolitan Statistical Areas (local) remained at a higher level than the national unemployment rate. The local unemployment rates at June 30, 2021 were 7.6% and 6.7%, respectively, a decrease of 0.4 percentage points and an increase of 0.1 percentage point from the 8.0% and 6.6%, respectively, at December 31, 2020. The local unemployment rates have fluctuated as a result of the effects of the pandemic. The pandemic-related business restrictions have been lifted in our local area but unemployment is expected to remain above the pre-pandemic levels for the next few months. Stimulus payments and enhanced unemployment benefits have supported the economy throughout 2020 and the first half of 2021 and the government could continue to provide this support throughout the remainder of 2021. The median home values in the Scranton-Wilkes-Barre-Hazleton metro and Allentown-Bethlehem-Easton metro increased 17.2% and 18.7%, respectively, from a year ago, according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets. Values in the markets are expected to grow 12.1% and 12.5% in the next year. In light of these expectations, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

On May 1, 2020, the Company completed its acquisition of MNB Corporation (“MNB”) and its wholly-owned bank subsidiary. The merger expanded the Company’s full-service footprint into Northampton County, PA and the Lehigh Valley. Non-recurring costs to facilitate the merger and integrate systems of $2.5 million were incurred during 2020.

On July 1, 2021, the Company completed its acquisition of Landmark Bancorp, Inc. (“Landmark”) and its wholly-owned bank subsidiary. The Company expects non-recurring costs to facilitate the anticipated merger and integrate systems in 2021 incurred by the Company to be $3.4 million, of which $0.9 million was recognized in the first half of 2021. The Company remains committed to selectively expanding branch banking and wealth management locations in Northeastern and Eastern Pennsylvania as opportunities arrive going forward.

For the first half of 2021, net income was $11.4 million, or $2.26 diluted earnings per share, compared to $2.9 million, or $0.68 diluted earnings per share, for the first half of 2020. Non-recurring merger-related costs and FHLB prepayment penalties incurred are not a part of the Company’s normal operations. If these expenses had not occurred, adjusted net income (non-GAAP) for the six months ended June 30, 2021 and 2020 would have been $12.5 million and $5.1 million, respectively. Adjusted diluted EPS (non-GAAP) would have been $2.49 and $1.21 for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021 and 2020, tangible common book value per share (non-GAAP) was $32.74 and $29.77, respectively. These non-GAAP measures should be reviewed in connection with the reconciliation of these non-GAAP ratios. See “Non-GAAP Financial Measures” located below within this management’s discussion and analysis.

Branch managers, relationship bankers, mortgage originators and our business service partners are all focused on developing a mutually profitable full banking relationship. We understand our markets, offer products and services along with financial advice that is appropriate for our community, clients and prospects. The Company continues to focus on the “trusted financial advisor” model by utilizing the team approach of experienced bankers that are fully engaged and dedicated towards maintaining and growing profitable relationships.

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

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at June 30, 2021 and 2020.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest income (GAAP)	$14,167	$12,250	$28,507	$21,961
Adjustment to FTE	487	217	903	408
Interest income adjusted to FTE (non-GAAP)	14,654	12,467	29,410	22,369
Interest expense (GAAP)	841	1,429	1,731	3,134
Net interest income adjusted to FTE (non-GAAP)	$13,813	$11,038	$27,679	$19,235

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$10,851	$11,311	$22,307	$18,615

Net interest income (GAAP)	13,326	10,821	26,776	18,827
Plus: taxable equivalent adjustment	487	217	903	408
Non-interest income (GAAP)	4,577	2,708	10,093	5,463
Net interest income (FTE) plus non-interest income (non-GAAP)	$18,390	$13,746	$37,772	$24,698
Efficiency ratio (non-GAAP)	59.01%	82.29%	59.06%	75.37%

The following table provides a reconciliation of the tangible common equity (non-GAAP) and the calculation of tangible book value per share:

(dollars in thousands)	June 30, 2021	June 30, 2020
Tangible Book Value per Share (non-GAAP)
Total assets (GAAP)	$1,949,233	$1,801,530
Less: Intangible assets, primarily goodwill	(8,613)	(8,966)
Tangible assets	1,940,620	1,792,564
Total shareholders' equity (GAAP)	172,185	157,160
Less: Intangible assets, primarily goodwill	(8,613)	(8,966)
Tangible common equity	$163,572	$148,194

Common shares outstanding, end of period	4,995,713	4,977,750
Tangible Common Book Value per Share	$32.74	$29.77

The following table provides a reconciliation of the Company’s earnings results under GAAP to comparative non-GAAP results excluding merger-related expenses:

	Six months ended
	June 30, 2021				June 30, 2020
(dollars in thousands except per share data)	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share
Results of operations (GAAP)	$13,462	$2,099	$11,363	$2.26	$3,475	$589	$2,886	$0.68
Add: Merger-related expenses	942	52	890	0.17	2,219	380	1,839	0.44
Add: FHLB prepayment penalty	369	78	291	0.06	482	102	380	0.09
Adjusted earnings (non-GAAP)	$14,773	$2,228	$12,544	$2.49	$6,176	$1,071	$5,105	$1.21

	Three months ended
	June 30, 2021				June 30, 2020
(dollars in thousands except per share data)	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share

Results of operations (GAAP)	$6,752	$1,056	$5,696	$1.13	$318	$66	$252	$0.05
Add: Merger-related expenses	419	44	375	0.08	1,947	370	1,577	0.34
Add: FHLB prepayment penalty	-	-	-	-	482	101	381	0.09
Adjusted earnings (non-GAAP)	$7,171	$1,100	$6,071	$1.21	$2,747	$537	$2,210	$0.48

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

Comparison of the results of operations

Three and six months ended June 30, 2021 and 2020

Overview

For the second quarter of 2021, the Company generated net income of $5.7 million, or $1.13 per diluted share, compared to $0.3 million, or $0.05 per diluted share, for the second quarter of 2020. The $5.4 million increase in net income was primarily the result of $2.5 million higher net interest income, $1.9 million more non-interest income and $1.6 million lower provision for loan losses. Non-interest expenses decreased quarter over-quarter due to the majority of merger-related expenses from the acquisition of MNB being recognized during the second quarter of 2020. In the year-to-date comparison, net income increased by $8.5 million to $11.4 million, or $2.26 per diluted share, from $2.9 million, or $0.68 per diluted share. Higher revenue and a lower provision for loan losses offset higher non-interest expenses year-over-year.

Return on average assets (ROA) was 1.20% and 0.07% for the second quarters of 2021 and 2020, respectively, and 1.24% and 0.46% for the six months ended June 30, 2021 and 2020, respectively. During the same time periods, return on average shareholders’ equity (ROE) was 13.63% and 0.71%, respectively, and 13.68% and 4.63%, respectively. ROA and ROE both increased due to the growth in net income relative to the increase in average assets and equity for the quarter and year-to-date comparisons.

Net interest income and interest sensitive assets / liabilities

For the second quarter of 2021, net interest income increased $2.5 million, or 23%, to $13.3 million from $10.8 million for the second quarter of 2020. The $1.9 million growth in interest income was produced by the addition of $457.3 million in average interest-earning assets partially offset by the effect of a 48 basis point decline in FTE yield earned on those assets. The loan portfolio contributed the most by providing $1.2 million more in FTE interest income due to $126.1 million more in average loans, primarily from commercial real estate loan growth. In the investment portfolio, an increase in the average balances of municipal securities was the biggest driver of interest income growth. The average balance of total securities grew $247.4 million producing $1.0 million in additional FTE interest income despite a decrease of 54 basis points in yields earned on investments. On the liability side, total interest-bearing liabilities grew $233.0 million, on average, with a 30 basis point decrease in rates paid thereon. A 27 basis point decrease in rates paid on deposits offset the effect of $353.0 million higher average interest-bearing deposits resulting in $0.4 million less interest expense from deposits for the second quarter of 2021 compared to the 2020 like period. There was also $0.2 million less in interest expense on borrowings due to a lower balance of average borrowings.

Net interest income increased $7.9 million, or 42%, from $18.8 million for the six months ended June 30, 2020 to $26.7 million for the six months ended June 30, 2021, due to $6.5 million higher interest income and $1.4 million lower interest expense. Total average interest-earning assets increased $582.8 million while FTE yields on these assets declined 50 basis points resulting in $7.0 million of growth in FTE interest income. In the loan portfolio, the Company experienced average balance growth of $265.9 million which had the effect of producing $5.3 million more interest income, including $2.0 million in additional fees earned under the Paycheck Protection Program (PPP) during the first half of 2021. The average balance of the investment portfolio grew $235.4 million which resulted in $1.7 million in additional FTE interest income despite a 72 basis point reduction in yields. On the liability side, total interest-bearing liabilities grew $343.9 million on average with a 44 basis point decrease in rates paid on these interest-bearing liabilities. Growth in average interest-bearing deposits of $417.8 million was offset by a 41 basis point decrease in the rates paid on deposits reducing interest expense by $1.0 million. In addition, the Company utilized $73.8 million less in average borrowings during the first half of 2021 which resulted in $0.4 million less interest expense from borrowings.

The FTE net interest rate spread decreased by 18 and 6 basis points and margin decreased by 24 and 15 basis points, respectively, for the three and six months ended June 30, 2021 compared to the same 2020 periods. The yields earned on interest-earning assets declined faster than the rates paid on interest-bearing liabilities causing the reduction in net interest rate spread. The decrease in net interest rate margin was due to the higher average balance of interest-bearing cash. The overall 20 and 21 basis point cost of funds, which includes the impact of non-interest bearing deposits, decreased 22 and 35 basis points for the three and six months ended June 30, 2021 compared to the same 2020 periods. The primary reason for the decline was the reduction in rates paid on deposits compared to the same 2020 periods.

For the remainder of 2021, the Company expects to operate in a relatively low interest rate environment. A rate environment with falling interest rates positions the Company to reduce its interest income performance from new and maturing earning assets. Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end of the curve, the interest rate margin is likely to experience compression. The FOMC began easing the federal funds rate during the second half of 2019 and continued through the first quarter of 2020 which reduced rates paid on interest-bearing liabilities. On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans was cut 75 basis points in the second half of 2019 and another 150 basis points in the first quarter of 2020. Consensus economic forecasts are predicting modest increases in long-term rates. The 2021 focus is to manage net interest income through a relatively flat forecasted rate cycle by controlling loan and deposit pricing to maintain a reasonable spread. Interest income is projected to increase from investing low earning cash balances in securities and the Landmark acquisition for the remainder of 2021 into 2022. Management expects to actively reduce the cost of funds to partially mitigate spread compression throughout this flat rate cycle. Continued growth in the loan portfolios complemented with investment security growth is expected to boost interest income, and when coupled with a proactive relationship approach to loan rate/deposit cost setting strategies should help mitigate spread compression and contain the interest rate margin at acceptable levels.

The Company’s cost of interest-bearing liabilities was 0.27% and 0.29% for the three and six months ended June 30, 2021, or 30 and 44 basis points lower than the cost for the same 2020 periods. The decrease in interest paid on both deposits and borrowings contributed to the lower cost of interest-bearing liabilities. The FOMC is not expected to cut the federal funds rate further in the immediate future, but the Company has the opportunity to reduce rates paid on deposits as higher-priced promotional rates and negotiated rates reprice into products with lower rates. To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances. Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated. Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for June 30, 2021 and 2020 to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments. This treatment allows a uniform comparison among yields on interest-earning assets. Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for loan losses. Home equity lines of credit (HELOC) are included in the residential real estate category since they are secured by real estate. Net deferred loan fee accretion of $0.8 million and $0.6 million during the second quarters of 2021 and 2020, respectively, and $2.1 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively, are included in interest income from loans. MNB loan fair value purchase accounting adjustments of $482 thousand and $162 thousand are included in interest income from loans and $6 thousand and $70 thousand reduced interest expense on deposits for the three months ended June 30, 2021 and 2020. MNB loan fair value purchase accounting adjustments of $937 thousand and $162 thousand are included in interest income from loans and $36 thousand and $70 thousand reduced interest expense on deposits for the six months ended June 30, 2021 and 2020. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Residual values for direct finance leases are included in the average balances for consumer loans. Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets. Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	June 30, 2021			June 30, 2020
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$149,522	$39	0.11%	$65,645	$38	0.23%
Restricted investments in bank stock	3,152	36	4.56	3,159	21	2.74
Investments:
Agency - GSE	76,614	257	1.35	15,014	66	1.76
MBS - GSE residential	168,387	597	1.42	149,186	799	2.15
State and municipal (nontaxable)	185,061	1,434	3.11	66,360	647	3.92
State and municipal (taxable)	55,287	255	1.85	7,058	49	2.82
Other	-	-	-	356	3	3.42
Total investments	485,349	2,543	2.10	237,974	1,564	2.64
Loans and leases:
C&I and CRE (taxable)	639,756	7,375	4.62	529,575	6,075	4.61
C&I and CRE (nontaxable)	42,504	415	3.92	40,899	350	3.44
Consumer	162,333	1,548	3.82	170,223	1,704	4.03
Residential real estate	305,693	2,698	3.54	283,537	2,715	3.85
Total loans and leases	1,150,286	12,036	4.20	1,024,234	10,844	4.26
Total interest-earning assets	1,788,309	14,654	3.29%	1,331,012	12,467	3.77%
Non-interest earning assets	112,730			193,539
Total assets	$1,901,039			$1,524,551

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$549,364	$418	0.31%	$347,097	$327	0.38%
Savings and clubs	200,386	31	0.06	144,121	27	0.07
MMDA	391,439	251	0.26	264,180	371	0.56
Certificates of deposit	108,158	141	0.52	140,906	470	1.34
Total interest-bearing deposits	1,249,347	841	0.27	896,304	1,195	0.54
Short-term borrowings	177	-	0.27	102,652	120	0.47
FHLB advances	-	-	-	17,555	114	2.61
Total interest-bearing liabilities	1,249,524	841	0.27%	1,016,511	1,429	0.57%
Non-interest bearing deposits	464,818			348,275
Non-interest bearing liabilities	19,026			17,624
Total liabilities	1,733,368			1,382,410
Shareholders' equity	167,671			142,141
Total liabilities and shareholders' equity	$1,901,039			$1,524,551
Net interest income - FTE		$13,813			$11,038

Net interest spread			3.02%			3.20%
Net interest margin			3.10%			3.34%
Cost of funds			0.20%			0.42%

	Six months ended
(dollars in thousands)	June 30, 2021			June 30, 2020
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$117,929	$60	0.10%	$36,249	$50	0.28%
Restricted investments in bank stock	3,023	68	4.56	3,297	86	5.28
Investments:
Agency - GSE	64,906	438	1.36	10,479	106	2.02
MBS - GSE residential	157,498	1,116	1.43	137,345	1,605	2.35
State and municipal (nontaxable)	171,360	2,620	3.08	58,836	1,182	4.04
State and municipal (taxable)	52,367	480	1.85	3,849	54	2.83
Other	-	-	-	178	3	3.42
Total investments	446,131	4,654	2.10	210,687	2,950	2.82
Loans and leases:
C&I and CRE (taxable)	642,660	15,180	4.76	424,797	10,061	4.76
C&I and CRE (nontaxable)	42,399	819	3.89	38,787	726	3.77
Consumer	162,329	3,122	3.88	166,800	3,315	4.00
Residential real estate	308,778	5,507	3.60	259,837	5,181	4.01
Total loans and leases	1,156,166	24,628	4.30	890,221	19,283	4.36
Total interest-earning assets	1,723,249	29,410	3.44%	1,140,454	22,369	3.94%
Non-interest earning assets	117,246			131,597
Total assets	$1,840,495			$1,272,051

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$516,985	$794	0.31%	$297,730	$700	0.47%
Savings and clubs	193,468	63	0.07	124,215	53	0.09
MMDA	376,525	517	0.28	231,629	965	0.84
Certificates of deposit	113,892	331	0.59	129,511	993	1.54
Total interest-bearing deposits	1,200,870	1,705	0.29	783,085	2,711	0.70
Short-term borrowings	161	-	0.38	59,413	195	0.66
FHLB advances	1,685	26	3.12	16,278	228	2.82
Total interest-bearing liabilities	1,202,716	1,731	0.29%	858,776	3,134	0.73%
Non-interest bearing deposits	451,354			271,561
Non-interest bearing liabilities	18,985			16,257
Total liabilities	1,673,055			1,146,594
Shareholders' equity	167,440			125,457
Total liabilities and shareholders' equity	$1,840,495			$1,272,051
Net interest income - FTE		$27,679			$19,235

Net interest spread			3.15%			3.21%
Net interest margin			3.24%			3.39%
Cost of funds			0.21%			0.56%

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

	Six months ended June 30,
(dollars in thousands)	2021 compared to 2020			2020 compared to 2019
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$57	$(47)	$10	$67	$(45)	$22
Restricted investments in bank stock	(7)	(11)	(18)	(43)	(56)	(99)
Investments:
Agency - GSE	377	(45)	332	50	(24)	26
MBS - GSE residential	209	(698)	(489)	138	(334)	(196)
State and municipal	1,790	(402)	1,388	223	(111)	112
Other	(3)	-	(3)	3	-	3
Total investments	2,373	(1,145)	1,228	414	(469)	(55)
Loans and leases:
Residential real estate	899	(573)	326	958	(529)	429
C&I and CRE	5,087	106	5,193	2,744	(685)	2,059
Consumer	(92)	(101)	(193)	205	88	293
Total loans and leases	5,894	(568)	5,326	3,907	(1,126)	2,781
Total interest income	8,317	(1,771)	6,546	4,345	(1,696)	2,649

Interest expense:
Deposits:
Interest-bearing checking	392	(298)	94	201	(189)	12
Savings and clubs	24	(14)	10	4	(25)	(21)
Money market	406	(854)	(448)	498	(584)	(86)
Certificates of deposit	(108)	(554)	(662)	84	(84)	-
Total deposits	714	(1,720)	(1,006)	787	(882)	(95)
Overnight borrowings	(136)	(59)	(195)	184	(521)	(337)
FHLB advances	(224)	22	(202)	(67)	25	(42)
Total interest expense	354	(1,757)	(1,403)	904	(1,378)	(474)
Net interest income	$7,963	$(14)	$7,949	$3,441	$(318)	$3,123

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

For the six months ended June 30, 2021 and 2020, the Company recorded a provision for loan losses of $1.1 million and $2.2 million, respectively, a $1.1 million, or 50%, decrease. The decrease in the provision for loan losses from the year earlier period was primarily attributed to the COVID-related provisioning that occurred during the six months ended June 30, 2020, which was not similarly warranted during the six months ended June 30, 2021 based upon the Company’s assessment of risk inherent in the portfolio, improving economic conditions both macro and micro, and qualitative and quantitative factors.

See the discussion of the qualitative factors within the “Allowance for loan losses” section of this management’s discussion and analysis. Although uncertainty over COVID’s duration and severity complicates management’s ability to render a more precise estimate of credit losses, management currently believes the level of provisioning for the six months ended June 30, 2021 was adequate based on the information that was available as of the reporting date and subsequent period up to the filing date.

The provision for loan losses derives from the reserve required from the allowance for loan losses calculation. The Company continued provisioning for the six months ended June 30, 2021 to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the second quarter of 2021, non-interest income amounted to $4.6 million, an increase of $1.9 million, or 69%, compared to $2.7 million recorded for the same 2020 period. Heightened mortgage activity, both originations and sales, caused gains on loan sales to increase $0.7 million. Interchange fees were $0.5 million higher than the second quarter of 2020 from increased debit card usage. Additionally, there were increases in loan service charges of $0.2 million, deposit service charges of $0.2 million and wealth management fees (fees from trust fiduciary activities and financial services) of $0.2 million.

Non-interest income totaled $10.1 million for the six months ended June 30, 2021, an increase of $4.6 million, or 85%, from the $5.5 million recorded for the six months ended June 30, 2020. The increase was primarily due to $2.8 million higher gains on loan sales due to continued demand for mortgages and $0.9 million in additional interchange fees from a higher number of transactions. Also contributing to the increase was $0.3 million in additional loan service charges, $0.2 million higher earnings on bank-owned life insurance, $0.3 million more in wealth management fees and $0.2 million higher service charges on deposits.

Operating expenses

For the quarter ended June 30, 2021, total non-interest expenses were $10.9 million, a decrease of $0.4 million, or 4%, compared to $11.3 million for the same 2020 quarter. The lower non-interest expenses resulted from $1.5 million less in merger-related expenses from the timing of the MNB merger and a $0.5 million FHLB prepayment penalty incurred during the second quarter of 2020. Excluding these non-recurring expenses, non-interest expenses increased 17% quarter-over-quarter. Salary and employee benefits rose $0.7 million, or 13%, to $5.8 million for the second quarter of 2021 from $5.1 million for the second quarter of 2020. The increase was primarily due to salaries and benefits from additional employees resulting from the merger. Premises and equipment expenses increased $0.2 million, or 13%, primarily due to property and equipment acquired from the merger. Professional fees increased $0.2 million due to expenses related to the pandemic, higher legal and audit expenses, and expenses after the merger with MNB. There was also a $0.5 million increase in other expenses primarily due to lower loan origination cost deferrals from commercial lending due to less PPP originations. Partially offsetting these increases was $0.2 million less in data processing and communications expenses.

For the six months ended June 30, 2021, non-interest expenses increased $3.7 million, or 20%, compared to the six months ended June 30, 2020, from $18.6 million to $22.3 million. Salaries and employee benefit expenses grew $2.6 million, or 29%. The increase stemmed from staff additions from new hires and employees from the MNB acquisition. Premises and equipment expenses increased $0.7 million, or 28%, due to higher expenses for pandemic response, depreciation and other expenses related to premises and equipment acquired from the merger. Professional services increased $0.7 million primarily due to higher audit, legal and pandemic-related service expenses. Advertising and marketing expenses increased $0.5 million from additional advertising and donations. Partially offsetting these increases, merger-related expenses were $1.3 million lower for the first half of 2021 compared to the same 2020 period due to the timing of the closing of the MNB merger compared to the Landmark merger.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, were 1.34% and 2.08% for the six months ended June 30, 2021 and 2020. The expense ratio decreased because of increased levels of average assets. The efficiency ratio (non-GAAP) decreased from 75.37% at June 30, 2020 to 59.06% at June 30, 2021 due to revenue increasing faster than expenses with a larger amount of merger-related expenses recognized during the first half of 2020. For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Merger related expenses expected to be incurred by the Company of $2.4 million are anticipated over the remainder of 2021 for legal, audit, data processing, regulatory filings, shareholder conversion and severance costs for the pending merger with Landmark Bancorp, Inc.

Provision for income taxes

The provision for income taxes increased $1.0 million and $1.5 million for the three and six months ended June 30, 2021 compared to the same 2020 periods due to higher pre-tax income. The Company's effective tax rate was 15.6% at June 30, 2021 compared to 16.9% at June 30, 2020. The difference between the effective rate and the enacted statutory corporate rate of 21% is due mostly to the effect of tax-exempt income in relation to the level of pre-tax income. The decrease in the effective tax rate was primarily due to higher tax-exempt interest income. Due to challenges relating to current market conditions, the Company may not have the ability to make a reliable estimate of all or part of its ordinary income. If the federal corporate tax rate is increased, the Company’s net deferred tax liabilities will be re-valued upon adoption of the new tax rate. A federal tax rate increase will increase net deferred tax liabilities with a corresponding increase to provision for income taxes.

Comparison of financial condition at

June 30, 2021 and December 31, 2020

Overview

Consolidated assets increased $249.7 million, or 15%, to $1.9 billion as of June 30, 2021 from $1.7 billion as of December 31, 2020. The increase in assets occurred primarily in cash and cash equivalents and the investment portfolio funded by growth in deposits. As explained in greater detail below, growth in deposits occurred because of business activity, government relief due to the pandemic and increases in personal account balances. Cash inflow from growth in deposits of $248.2 million was used to purchase investment securities and pay down borrowings.

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

As of June 30, 2021, the carrying value of investment securities amounted to $555.0 million, or 28% of total assets, compared to $392.4 million, or 23% of total assets, at December 31, 2020. As of June 30, 2021, 36% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of June 30, 2021 and December 31, 2020. The AFS securities were recorded with a net unrealized gain of $6.7 million as of June 30, 2021 and a net unrealized gain of $11.3 million as of December 31, 2020. Of the net decline in the unrealized gain position of $4.6 million, $1.4 million was attributable to municipal securities, $2.2 million was attributable to mortgage-backed securities and $1.0 million was attributable to agency securities. The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve. Generally, the values of debt securities move in the opposite direction of the changes in interest rates. As interest rates along the treasury yield curve rise, especially at the intermediate and long end, the values of debt securities tend to decline. Whether or not the value of the Company’s investment portfolio will continue to change above or below its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio. Management does not consider the reduction in value attributable to changes in credit quality. Correspondingly, when interest rates decline, the market values of the Company’s debt securities portfolio could be subject to market value increases.

As of June 30, 2021, the Company had $306.5 million in public deposits, or 17% of total deposits. Pennsylvania state law requires the Company to maintain pledged securities on these public deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers. As of June 30, 2021, the balance of pledged securities required for public and trust deposits was $310.7 million, or 56% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary. Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired. If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized. During the six months ended June 30, 2021, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During the six months ended June 30, 2021, the carrying value of total investments increased $162.5 million, or 41%. The growth in the investment portfolio was due to the increase in low earning cash that was used to purchase higher yielding securities. The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company. Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile.

A comparison of investment securities at June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$198,330	35.7%	$147,260	37.5%
State & municipal subdivisions	261,227	47.1	199,713	50.9
Agency - GSE	95,398	17.2	45,447	11.6
Total	$554,955	100.0%	$392,420	100.0%

As of June 30, 2021, there were no investments from any one issuer with an aggregate book value that exceeded 10% of the Company’s shareholders’ equity.

The distribution of debt securities by stated maturity and tax-equivalent yield at June 30, 2021 are as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$151	3.88%	$5,401	2.24%	$192,778	1.65%	$198,330	1.67%
State & municipal subdivisions	1,212	4.61	-	-	23,972	1.59	236,043	2.50	261,227	2.42
Agency - GSE	-	-	6,260	2.69	73,275	1.25	15,863	1.72	95,398	1.41
Total debt securities	$1,212	4.61%	$6,411	2.72%	$102,648	1.38%	$444,684	2.08%	$554,955	1.96%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 21%. In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Restricted investments in bank stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh. Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level. In addition, the Company earns a return or dividend based on the amount invested. Atlantic Community Bankers Bank (ACBB) stock totaling $45 thousand was acquired from the merger with MNB in 2020. The dividends received from the FHLB totaled $70 thousand and $119 thousand for the six months ended June 30, 2021 and 2020, respectively. The balance in FHLB and ACBB stock was $3.2 million and $2.8 million as of June 30, 2021 and December 31, 2020, respectively.

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

As of June 30, 2021 and December 31, 2020, loans HFS consisted of residential mortgages with carrying amounts of $6.7 million and $29.8 million, respectively, which approximated their fair values. During the six months ended June 30, 2021, residential mortgage loans with principal balances of $133.6 million were sold into the secondary market and the Company recognized net gains of $3.5 million, compared to $41.2 million and $0.7 million, respectively, during the six months ended June 30, 2020.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster personal relationships. At June 30, 2021 and December 31, 2020, the servicing portfolio balance of sold residential mortgage loans was $447.8 million and $366.5 million, respectively, with mortgage servicing rights of $2.0 million and $1.3 million for the same periods, respectively.

Loans and leases

As of June 30, 2021, the Company had gross loans and leases, including originated loans, MNB-acquired loans, and PPP loans, totaling $1.13 billion compared to $1.12 billion at December 31, 2020, an increase of $8 million, or 1%.

Growth in the portfolio was attributed to a $76 million, or 10%, increase in originated loans (excluding PPP loans) partially offset by a $32 million, or 15%, decrease in MNB-acquired loans, and $36 million, or 28%, decrease in PPP loans, net of deferred fees. Growth in originated loans was primarily attributed to the commercial real estate portfolio, resulting from the origination of several large commercial real estate loans during 2021, and the residential portfolio, stemming from the strength of the housing market in the Company’s service area and the low interest rate environment.

The composition of the loan portfolio at June 30, 2021 and December 31, 2020 is summarized as follows:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Amount	%	Amount	%

Commercial and industrial	$247,796	21.9%	$280,757	25.0%
Commercial real estate:
Non-owner occupied	210,236	18.6	192,143	17.1
Owner occupied	181,378	16.1	179,923	16.1
Construction	11,983	1.1	10,231	0.9
Consumer:
Home equity installment	38,123	3.4	40,147	3.6
Home equity line of credit	50,478	4.5	49,725	4.4
Auto	98,007	8.7	98,386	8.8
Direct finance leases	22,091	2.0	20,095	1.8
Other	7,183	0.6	7,602	0.7
Residential:
Real estate	233,970	20.7	218,445	19.5
Construction	27,511	2.4	23,357	2.1
Gross loans	1,128,756	100.0%	1,120,811	100.0%
Less:
Allowance for loan losses	(15,245)		(14,202)
Unearned lease revenue	(1,261)		(1,159)
Net loans	$1,112,250		$1,105,450

Loans held-for-sale	$6,662		$29,786

Commercial & industrial and commercial real estate

As of June 30, 2021, the commercial loan portfolio declined by $12 million, or 2%, to $651 million over the December 31, 2020 balance of $663 million. Year-to-date portfolio contraction was attributed to a $36 million net reduction in PPP loans and $23 million decrease in the MNB-acquired loans partially offset by $47 million net growth in the remaining portfolio. During the first half of 2021, the Company experienced commercial loan growth, excluding PPP loans, from originating over $67 million in commercial loans.

The commercial loan portfolio consisted of $513 million in originated loans, including $94 million in PPP loans, and $138 million in loans acquired from MNB as of June 30, 2021.

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

As part of the Economic Relief Act, which became law on December 27, 2020, an additional $284 billion of federal resources was allocated to a reauthorized and revised PPP. On January 19, 2021, the Company began processing and originating PPP loans for this second round, which subsequently ended on May 31, 2021, and during this round, the Company originated 1,022 loans totaling $77 million.

Beginning in the fourth quarter of 2020 and continuing during 2021, the Company submitted PPP forgiveness applications to the SBA, and through June 30, 2021, the Company received forgiveness or paydowns of $139 million, or 59%, of the original PPP loan balances of $236 million with $112 million occurring during the six months ended June 30, 2021.

As a PPP lender, the Company received fee income of approximately $9.9 million with $6.2 million recognized to date, including $3.3 million of PPP fee income recognized during 2020 and $2.9 million recognized during the six months ended June 30, 2021. Unearned fees attributed to PPP loans, net of $0.2 million in fees paid to referral sources as prescribed by the SBA under the PPP, were $3.5 million as of June 30, 2021.

The PPP loans originated by size were as follows as of June 30, 2021:

(dollars in thousands)	Balance originated	Current balance	Total SBA fee	SBA fee recognized
$150,000 or less	$76,594	$33,090	$4,866	$2,728
Greater than $150,000 but less than $2,000,000	128,082	54,511	4,765	3,228
$2,000,000 or higher	31,656	10,000	316	282
Total PPP loans originated	$236,332	$97,601	$9,947	$6,238

Consumer

The consumer loan portfolio consisted of home equity installment, home equity line of credit, auto, direct finance leases and other consumer loans.

As of June 30, 2021, the consumer loan portfolio was $216 million, unchanged from the December 31, 2020 balance, as $2 million in growth in originated loans, specifically home equity lines of credit and direct finance leases, was offset by a $2 million reduction in MNB-acquired loans from pay-downs.

Residential

As of June 30, 2021, the residential loan portfolio increased by $19 million, or 8%, to $261 million over the December 31, 2020 balance of $242 million. Growth was attributed to the strength of the housing market in the Company’s service area and the low interest rate environment.

The residential loan portfolio consisted primarily of held-for-investment residential loans for primary residences. Originated loans totaled $230 million and MNB-acquired loans totaled $31 million as of June 30, 2021 compared to Originated loans of $203 million and MNB-acquired loans of $38 million as of December 31, 2020.

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

Acquired ASC 310-20 loans, which are loans that did not meet the criteria of ASC 310-30, were pooled into groups of similar loans based on various factors including borrower type, loan purpose, and collateral type. These loans are initially recorded at fair value and include credit and interest rate marks associated with purchase accounting adjustments. Purchase premiums or discounts are subsequently amortized as an adjustment to yield over the estimated contractual lives of the loans. There is no allowance for loan losses established at the acquisition date for acquired performing loans. An allowance for loan losses is recorded for any credit deterioration in these loans after acquisition. As of June 30, 2021, no allowance was recorded for credit deterioration in acquired loans.

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

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	six months ended		twelve months ended		six months ended
(dollars in thousands)	June 30, 2021		December 31, 2020		June 30, 2020

Balance at beginning of period	$14,202		$9,747		$9,747

Charge-offs:
Commercial and industrial	(106)		(372)		(260)
Commercial real estate	(132)		(465)		(164)
Consumer	(82)		(296)		(115)
Residential	(43)		(35)		(31)
Total	(363)		(1,168)		(570)

Recoveries:
Commercial and industrial	15		26		18
Commercial real estate	235		30		3
Consumer	56		120		81
Residential	-		197		192
Total	306		373		294
Net charge-offs	(57)		(795)		(276)
Provision for loan losses	1,100		5,250		2,200
Balance at end of period	$15,245		$14,202		$11,671

Allowance for loan losses to total loans	1.35%		1.27%		1.04%
Net charge-offs to average total loans outstanding	0.01%		0.08%		0.06%
Average total loans	$1,156,166		$1,019,373		$890,221
Loans 30 - 89 days past due and accruing	$5,072		$1,598		$893
Loans 90 days or more past due and accruing	$24		$61		$122
Non-accrual loans	$3,171		$3,769		$4,262
Allowance for loan losses to non-accrual loans	4.81	x	3.77	x	2.74	x
Allowance for loan losses to non-performing loans	4.77	x	3.71	x	2.66	x

For the six months ended June 30, 2021, the allowance increased $1.0 million, or 7%, to $15.2 million from $14.2 million at December 31, 2020 due to provisioning of $1.1 million partially offset by $0.1 million in net charge-offs. The allowance for loan and lease losses increased as a percentage of total loans to 1.35% from 1.27% at December 31, 2020 as the loan portfolio increased by 1% while the allowance for loan losses increased by 7% during the same period.

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

During the second quarter of 2021, management increased the qualitative factors associated with its commercial & industrial portfolio related to the rising delinquency observed during this period.

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

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

	For the six	% of Total	For the six	% of Total
	months ended	Net	months ended	Net
(dollars in thousands)	June 30, 2021	Charge-offs	June 30, 2020	Charge-offs
Net charge-offs
Commercial and industrial	$(91)	160%	$(242)	88%
Commercial real estate	103	(181)	(161)	58
Consumer	(26)	46	(34)	12
Residential	(43)	75	161	(58)
Total net charge-offs	$(57)	100%	$(276)	100%

For the six months ended June 30, 2021, net charge-offs against the allowance totaled $57 thousand compared with net charge-offs of $276 thousand for the six months ended June 30, 2020, representing a $219 thousand, or 79%, decease. This decrease was attributed to general economic improvement and continued high levels of liquidity for the Company’s customers.

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

	June 30, 2021		December 31, 2020		June 30, 2020
		Category		Category		Category
		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$7,228	36%	$6,383	34%	$5,346	34%
Commercial and industrial	2,324	22	2,407	25	1,467	26
Consumer	2,497	19	2,552	19	2,146	19
Residential real estate	3,070	23	2,781	22	2,688	21
Unallocated	126	-	79	-	24	-
Total	$15,245	100%	$14,202	100%	$11,671	100%

The allocation of the allowance for the commercial loan portfolio, which is comprised of CRE and C&I loans, accounted for approximately 63% of the total allowance for loan losses at June 30, 2021, which represents a one percentage point increase from 62% of the total allowance for loan losses at December 31, 2020 and a five percentage point increase from the 58% of the total allowance for loan and lease losses at June 30, 2020.

The increase in the allowance allocated to the commercial portfolio was attributed to the recognition of increased inherent risk due to the economic impact of the COVID-19 pandemic.

The allocation of the allowance for the consumer loan portfolio, accounted for approximately 16% of the total allowance for loan losses at June 30, 2021, which represents a two percentage point decrease from 18% of the total allowance for loan losses at December 31, 2020 and a two percentage point decrease from 18% of the total allowance for loan losses at June 30, 2020.

The decrease in the allowance allocated to the consumer loan portfolio was attributed to the relative increase in the COVID-related inherent risk in the commercial loan portfolio.

The allocation of the allowance for the residential real estate portfolio, accounted for approximately 20% of the total allowance for loan losses at June 30, 2021 unchanged from 20% of the total allowance for loan losses at December 31, 2020 and a three percentage point decrease from 23% of the total allowance for loan losses at June 30, 2020.

The year-over-year decrease in the allowance allocated to the residential real estate portfolio was attributed to the relative increase in the COVID-related inherent risk in the commercial loan portfolio.

The unallocated amount represents the portion of the allowance not specifically identified with a loan or groups of loans. The unallocated reserve was less than 1% of the total allowance for loan losses at June 30, 2021, unchanged from less than 1% of the total allowance for loan losses at December 31, 2020 and June 30, 2020.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructurings (TDRs), other real estate owned (ORE) and repossessed assets.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	June 30, 2021	December 31, 2020	June 30, 2020

Loans past due 90 days or more and accruing	$24	$61	$122
Non-accrual loans *	3,171	3,769	4,262
Total non-performing loans	3,195	3,830	4,384
Troubled debt restructurings	2,484	2,571	983
Other real estate owned and repossessed assets	365	256	185
Total non-performing assets	$6,044	$6,657	$5,552

Total loans, including loans held-for-sale	$1,134,157	$1,149,438	$1,141,692
Total assets	$1,949,233	$1,699,510	$1,801,530
Non-accrual loans to total loans	0.28%	0.33%	0.37%
Non-performing loans to total loans	0.28%	0.33%	0.38%
Non-performing assets to total assets	0.31%	0.39%	0.31%

* In the table above, the amount includes non-accrual TDRs of $0.6 million as of June 30, 2021, $0.7 million as of December 31, 2020 and $0.6 million as of June 30, 2020.

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

Non-performing assets represented 0.31% of total assets June 30, 2021 compared with 0.39% at December 31, 2020 and 0.31% at June 30, 2020. The year-to-date improvement in the non-performing assets ratio was the result of the $0.6 million, or 9%, decrease in non-performing assets, specifically non-accrual loans, coupled with the $250 million, or 15%, increase in total assets to $1.9 billion at June 30, 2021.

From December 31, 2020 to June 30, 2021, non-accrual loans declined $0.6 million, or 16%, from $3.8 million to $3.2 million. The $0.6 million decline in non-accrual loans was the result of $0.9 million in payments, $0.2 million in charge-offs, and $0.1 million in moves to ORE offset by $0.6 million in additions. At June 30, 2021, there were a total of 35 loans to 30 unrelated borrowers with balances that ranged from less than $1 thousand to $0.5 million. At December 31, 2020, there were a total of 46 loans to 38 unrelated borrowers with balances that ranged from less than $1 thousand to $0.5 million.

There was one direct finance lease totaling $24 thousand that was over 90 days past due as of June 30, 2021 compared to two direct finance leases totaling $61 thousand that were over 90 days past due as of December 31, 2020. The Company seeks payments from all past due customers through an aggressive customer communication process. A past due loan will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

The composition of non-performing loans as of June 30, 2021 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$247,796	$-	$390	$390	0.16%
Commercial real estate:
Non-owner occupied	210,236	-	759	759	0.36%
Owner occupied	181,378	-	1,120	1,120	0.62%
Construction	11,983	-	-	-	-
Consumer:
Home equity installment	38,123	-	28	28	0.07%
Home equity line of credit	50,478	-	131	131	0.26%
Auto loans	98,007	-	39	39	0.04%
Direct finance leases *	20,830	24	-	24	0.12%
Other	7,183	-	-	-	-
Residential:
Real estate	233,970	-	704	704	0.30%
Construction	27,511	-	-	-	-
Loans held-for-sale	6,662	-	-	-	-
Total	$1,134,157	$24	$3,171	$3,195	0.28%

*Net of unearned lease revenue of $1.3 million.

Payments received from non-accrual loans are recognized on a cost recovery method. Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. If the non-accrual loans that were outstanding as of June 30, 2021 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $150 thousand.

The following tables set forth the activity in TDRs for the periods indicated:

As of and for the six months ended June 30, 2021
	Accruing	Non-accruing
	Commercial	Commercial	Commercial
(dollars in thousands)	real estate	real estate	& industrial	Total
Troubled Debt Restructures:
Beginning balance	$2,571	$456	$206	$3,233
Additions	2	-	-	2
Pay downs / payoffs	(89)	(37)	(6)	(132)
Charge offs	-	-	(65)	(65)
Ending balance	$2,484	$419	$135	$3,038
Number of loans	7	1	2	10

As of and for the year ended December 31, 2020
	Accruing	Non-accruing
	Commercial	Commercial	Commercial
(dollars in thousands)	real estate	real estate	& industrial	Total
Troubled Debt Restructures:
Beginning balance	$991	$561	$-	$1,552
Additions	1,600	2	206	1,808
Pay downs / payoffs	(20)	(8)	-	(28)
Charge offs	-	(99)	-	(99)
Ending balance	$2,571	$456	$206	$3,233
Number of loans	8	2	2	12

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

From December 31, 2020 to June 30, 2021, TDRs decreased $195 thousand, or 6%, primarily due to the payoff of a $78 thousand accruing commercial real estate TDR and charge-offs totaling $65 thousand for two non-accrual commercial real estate TDRs to a single borrower. At December 31, 2020, there were a total of 12 TDRs by 9 unrelated borrowers with balances that ranged from $1 thousand to $1.3 million, and at June 30, 2021, there were a total of 10 TDRs by 7 unrelated borrowers with balances that ranged from $50 thousand to $1.3 million.

Loans modified in a TDR may or may not be placed on non-accrual status. At June 30, 2021, there were three TDRs totaling $0.6 million that were on non-accrual status compared to four TDRs totaling $0.7 million at December 31, 2020.

Beginning the week of March 16, 2020, the Company began receiving requests for temporary modifications to the repayment structure for borrower loans. Modification terms included interest only or full payment deferral for up to 6 months. As of June 30, 2021, the Company had 2 temporary modifications with principal balances totaling $0.7 million outstanding, which included 1 additional deferral request for temporary forbearance modifications totaling $0.5 million and 1 first request for temporary forbearance modification totaling $0.2 million.

Details with respect to the actual loan modifications are as follows:

Types of Loans	Number of Loans	Deferral Period	Balance	Percentage of Tier 1 Capital
Commercial Purpose	2	Up to 6 months	$725	0.5%

The following table provides information with respect to the Company’s commercial COVID-19 accommodations by sector at June 30, 2021.

(dollars in thousands)	Count	Balance

Retail Trade	1	$544
Manufacturing	1	181
Total commercial accommodations	2	$725

The global pandemic referred to as COVID-19, and the government responses, thereafter, have created many impediments to loan production relative to the measures taken to slow the spread. These measures have put a large strain on a wide variety of industries within the global economy generally, and the Company’s market specifically. The overall economic impact and effect of the measures is yet to be fully understood as its effects will most likely lag while businesses and governments inject resources to help lessen the impact. Despite efforts to lessen the impact, it is the Company’s current belief that the pandemic will temporarily, or in some cases permanently, damage our borrower’s ability to repay loans and comply with terms.

Foreclosed assets held-for-sale

From December 31, 2020 to June 30, 2021, foreclosed assets held-for-sale (ORE) increased from $256 thousand to $365 thousand, a $109 thousand, or 43%, increase.

During the first quarter, two properties to two unrelated borrowers for $248 thousand were added; two properties for $90 thousand were sold; and one foreclosed asset was written down by $1 thousand to fair market value.

During the second quarter, one property for $44 thousand was added; two properties for $79 thousand were sold; and one foreclosed asset was written down by $13 thousand to fair market value.

The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$256	6	$349	7

Additions	292	3	770	10
Pay downs	-		(1)
Write downs	(14)		(36)
Sold	(169)	(4)	(826)	(11)
Balance at end of period	$365	5	$256	6

As of June 30, 2021, ORE consisted of five properties securing loans to five unrelated borrowers totaling $365 thousand. Two properties ($280 thousand) to two unrelated borrowers were added in 2021; one property ($53 thousand) was added in 2020; one property ($31 thousand) was added in 2019 and one property ($1 thousand) was added in 2017. Of the five properties, three properties are under agreement of sale and two properties are listed for sale.

As of June 30, 2021 and December 31, 2020, the Company had no other repossessed assets held-for-sale.

Cash surrender value of bank owned life insurance

The Company maintains bank owned life insurance (BOLI) for a chosen group of employees at the time of purchase, namely its officers, where the Company is the owner and sole beneficiary of the policies. BOLI is classified as a non-interest earning asset. Increases in the cash surrender value are recorded as components of non-interest income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance and its tax-free advantage to the Company. This profitability is used to offset a portion of current and future employee benefit costs. In March 2019, the Company invested $2.0 million in additional BOLI as a source of funding for additional life insurance benefits that provides for payments upon death for officers and employee benefit expenses related to the Company’s non-qualified SERP implemented for certain executive officers. In December 2020, the Company invested $6 million in BOLI and $5 million in BOLI with taxable annuity rider investments. The BOLI cash surrender value build-up can be liquidated if necessary, with associated tax costs. However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position. Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Premises and equipment

Net of depreciation, premises and equipment remained unchanged for the first half of 2021. The Company added $1.1 million in fixed assets which was offset by $1.0 million in depreciation expense and a $0.1 million charge-off of construction in process. The Company expects to begin branch remodeling and corporate center planning which may increase construction in process by approximately $2.5 million in 2021. On December 23, 2020, the Commonwealth of Pennsylvania authorized the release of $2.0 million in Redevelopment Assistance Capital Program (RACP) funding for the Company’s headquarters project in Lackawanna County. Although the Company was awarded the grant, funds will not be available until a final project is selected and certain requirements are met.

Other assets

During the first six months of 2021, the $1.8 million increase in other assets was due mostly to $1.1 million of security settlements pending and $0.7 million increase in mortgage servicing rights.

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

The following table represents the components of deposits as of the date indicated:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$564,849	32.2%	$453,896	30.0%
Savings and clubs	203,495	11.6	179,676	11.9
Money market	394,187	22.4	340,654	22.6
Certificates of deposit	104,078	5.9	127,783	8.5
Total interest-bearing	1,266,609	72.1	1,102,009	73.0
Non-interest bearing	491,051	27.9	407,496	27.0
Total deposits	$1,757,660	100.0%	$1,509,505	100.0%

Total deposits increased $248.2 million, or 16%, from $1.5 billion at December 31, 2020 to $1.8 billion at June 30, 2021. Non-interest bearing and interest-bearing checking accounts contributed the most to the deposit growth with increases of $83.6 million and $111.0 million, respectively. Non-interest bearing checking included a $12.0 million temporary deposit from one business customer deposited at the end of the second quarter of 2021 that was withdrawn in the beginning of July. The remaining growth was primarily due to an increase in business account balances supplemented by an increase in personal account balances. The increase in interest-bearing checking accounts was primarily due to business activity, government relief due to the pandemic and shifts from maturing CDs. Money market accounts also increased $53.5 million mostly due to higher balances of personal and business accounts and shifts from other types of deposit accounts. The Company focuses on obtaining a full-banking relationship with existing checking account customers as well as forming new customer relationships. Savings accounts increased $23.8 million due primarily to an increase in personal account balances. The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers. For the second half of 2021, the Company expects deposit growth to fund asset growth with expansion in the new Lehigh Valley market and the acquisition of Landmark during the third quarter. With pandemic-related restrictions fully lifted, the Company anticipates personal and business spending to increase and therefore average deposit balances to decline. Seasonal public deposit fluctuations are usual, and at times may partially offset future deposit growth.

During the first six months of 2021, CDs decreased $23.7 million as rates dropped during 2020 and previous years' promotional CDs reached maturity. Almost 50% of the maturing CD balances were rolled into a new CD. The majority of the remaining maturing CD balances were transferred to transactional accounts primarily interest-bearing checking and money market accounts. The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program and Insured Cash Sweep (ICS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000. In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network. By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC. In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers. Deposits the Company receives from other institutions are considered reciprocal deposits by regulatory definitions. The Company did not have any CDARs as of June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, ICS reciprocal deposits represented $5.4 million and $46.2 million, or less than 1% and 3%, of total deposits which are included in interest-bearing checking accounts in the table above. The $40.5 million decrease in ICS deposits is primarily due to public funds deposit transfers from ICS accounts to other interest-bearing checking accounts.

The maturity distribution of certificates of deposit at June 30, 2021 is as follows:

		More than	More than	More
	Three months	three months	six months to	than twelve
(dollars in thousands)	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$17,508	$9,062	$15,723	$10,015	$52,308
CDs of less than $100,000	8,021	8,160	17,137	18,446	51,764
Total CDs	$25,529	$17,222	$32,860	$28,461	$104,072

There is a remaining time deposit premium of $6 thousand that will be amortized into income on a level yield amortization method over the contractual life of the deposits.

Certificates of deposit of $250,000 or more amounted to $29.5 million and $41.1 million as of June 30, 2021 and December 31, 2020, respectively.

Approximately 41% of the CDs, with a weighted-average interest rate of 0.42%, are scheduled to mature during the second half of 2021 and an additional 43%, with a weighted-average interest rate of 0.47%, are scheduled to mature during 2022. Renewing CDs are currently expected to re-price to lower market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products. The Company plans to address repricing CDs in the ordinary course of business on a relationship basis and is prepared to match rates when prudent to maintain relationships. Growth in CD accounts is challenged by the current and expected rate environment and clients’ preference for short-term rates, as well as aggressive competitor rates. The Company is not currently offering any CD promotions but may resume promotions in the future. The Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

Short-term borrowings may include overnight balances with FHLB line of credit and/or correspondent bank’s federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations. There were no short-term borrowings as of June 30, 2021 and December 31, 2020 as growth in deposits funded asset growth.

During the first quarter of 2021, the Company paid off $5 million in FHLB advances with a weighted average interest rate of 3.07%. The Company had no FHLB advances as of June 30, 2021. As of June 30, 2021, the Company had the ability to borrow an additional $431.4 million from the FHLB.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At June 30, 2021, the Company maintained a one-year cumulative gap of positive (asset sensitive) $193.1 million, or 10%, of total assets. The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates. Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at June 30, 2021:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$134,732	$-	$-	$35,332	$170,064
Investment securities (1)(2)	10,702	33,904	107,095	406,485	558,186
Loans and leases(2)	345,059	204,764	307,180	261,910	1,118,913
Fixed and other assets	-	44,858	-	57,212	102,070
Total assets	$490,493	$283,526	$414,275	$760,939	$1,949,233
Total cumulative assets	$490,493	$774,019	$1,188,294	$1,949,233

Non-interest-bearing transaction deposits (3)	$-	$49,155	$134,941	$306,955	$491,051
Interest-bearing transaction deposits (3)	456,100	-	282,572	423,859	1,162,531
Certificates of deposit	26,358	49,289	20,740	7,691	104,078
Other liabilities	-	-	-	19,388	19,388
Total liabilities	$482,458	$98,444	$438,253	$757,893	$1,777,048
Total cumulative liabilities	$482,458	$580,902	$1,019,155	$1,777,048

Interest sensitivity gap	$8,035	$185,082	$(23,978)	$3,046
Cumulative gap	$8,035	$193,117	$169,139	$172,185

Cumulative gap to total assets	0.4%	9.9%	8.7%	8.8%

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at June 30, 2021 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the June 30, 2021 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	0.3%	(2.7)%
Net income	1.6	(5.5)
Economic value at risk:
Economic value of equity	4.9	(32.2)
Economic value of equity as a percent of total assets	0.7	(4.3)

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At June 30, 2021, the Company’s risk-based capital ratio was 16.27%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning July 1, 2021, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$53,221	$133	0.3%
+100 basis points	52,808	(280)	(0.5)
Flat rate	53,088	-	-
-100 basis points	52,904	(184)	(0.3)
-200 basis points	51,640	(1,448)	(2.7)

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee. As of June 30, 2021, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the six months ended June 30, 2021, the Company generated $100.7 million of cash. During the period, the Company’s operations provided approximately $41.4 million mostly from $27.5 million of net cash inflow from the components of net interest income and $28.6 million of proceeds over originations of loans held for sale, partially offset by net non-interest expense/income related payments of $13.8 million and $1.2 million in estimated tax payments. Cash inflow from interest-earning assets, deposits, loan payments and the sale of securities were used to purchase investment securities and replace maturing and cash runoff of securities, fund the loan portfolio, pay down borrowings, invest in bank premises and equipment and make net dividend payments. The Company received a large amount of public deposits over the past five years. The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities. Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs. The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

During 2020 and the first half of 2021, the Company also experienced deposit inflow resulting from businesses and municipalities that received relief from the CARES Act and less consumer spending along with the third round of economic impact payments. There is uncertainty about the length of time that these deposits will remain which could require the Company to maintain elevated cash balances. The Company will continue to monitor deposit fluctuation for significant changes.

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

As of June 30, 2021, the Company maintained $162.3 million in cash and cash equivalents and $561.6 million of investments AFS and loans HFS. Also as of June 30, 2021, the Company had approximately $431.4 million available to borrow from the FHLB, $31.0 million from correspondent banks, $85.4 million from the FRB and $286.2 million from the Promontory One-Way Buy program. The combined total of $1.6 billion represented 80% of total assets at June 30, 2021. Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the six months ended June 30, 2021, total shareholders' equity increased $5.5 million, or 3%, due principally to the $11.4 million in net income added into retained earnings. Capital was enhanced by $0.3 million from investments in the Company’s common stock via the Employee Stock Purchase Plan (ESPP) and $0.5 million from stock-based compensation expense from the ESPP and restricted stock and SSARs. These items were offset by a $3.6 million after tax reduction in the net unrealized gain position in the Company’s investment portfolio and $3.0 million of cash dividends declared on the Company’s common stock. The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 26.6% for the six months ended June 30, 2021. The bank paid a $7.8 million special dividend to the holding company in June 2021 that funded ensuing payment of the escrowed cash portion of the Landmark acquisition. The balance of earnings is retained to further strengthen the Company’s capital position.

As of June 30, 2021, the Company reported a net unrealized gain position of $5.3 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $9.0 million as of December 31, 2020. The reduction during the first six months of 2021 was from the $3.6 million reduction in net unrealized gains on AFS securities, net of tax. Lower net unrealized gains on municipal and mortgage-backed securities and net unrealized losses on agency securities contributed to the lower total net unrealized gains in investment portfolio. Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers. Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline. While volatility has existed in the yield curve within the past twelve months, an improving rate environment is expected and during the period of increasing rates, the Company expects pricing in the bond portfolio to decline. There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities. To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans. The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants. During the first six months of 2021, the Company acquired shares in the open market to fulfill the needs of the DRP. Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%. As of June 30, 2021 and December 31, 2020, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change. The following table depicts the capital amounts and ratios of the Company, on a consolidated basis, and the Bank as of June 30, 2021 and December 31, 2020:

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of June 30, 2021:

Total capital (to risk-weighted assets)
Consolidated	$171,439	16.3%	≥	$84,307	8.0%	≥	$110,653	10.5%		N/A	N/A
Bank	$163,607	15.6%	≥	$84,178	8.0%	≥	$110,483	10.5%	≥	$105,222	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$158,240	15.0%	≥	$47,423	4.5%	≥	$73,769	7.0%		N/A	N/A
Bank	$150,428	14.3%	≥	$47,350	4.5%	≥	$73,655	7.0%	≥	$68,394	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$158,240	15.0%	≥	$63,231	6.0%	≥	$89,577	8.5%		N/A	N/A
Bank	$150,428	14.3%	≥	$63,133	6.0%	≥	$89,439	8.5%	≥	$84,178	8.0%

Tier I capital (to average assets)
Consolidated	$158,240	8.4%	≥	$75,534	4.0%	≥	$75,534	4.0%		N/A	N/A
Bank	$150,428	8.0%	≥	$75,526	4.0%	≥	$75,526	4.0%	≥	$94,408	5.0%

As of December 31, 2020:

Total capital (to risk-weighted assets)
Consolidated	$161,199	16.5%	≥	$78,356	8.0%	≥	$102,842	10.5%		N/A	N/A
Bank	$161,145	16.5%	≥	$78,342	8.0%	≥	$102,823	10.5%	≥	$97,927	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$148,931	15.2%	≥	$44,075	4.5%	≥	$68,562	7.0%		N/A	N/A
Bank	$148,879	15.2%	≥	$44,067	4.5%	≥	$68,549	7.0%	≥	$63,653	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$148,931	15.2%	≥	$58,767	6.0%	≥	$83,253	8.5%		N/A	N/A
Bank	$148,879	15.2%	≥	$58,756	6.0%	≥	$83,238	8.5%	≥	$78,342	8.0%

Tier I capital (to average assets)
Consolidated	$148,931	8.8%	≥	$67,584	4.0%	≥	$67,584	4.0%		N/A	N/A
Bank	$148,879	8.8%	≥	$67,584	4.0%	≥	$67,584	4.0%	≥	$84,479	5.0%

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2020 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended June 30, 2021.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020; Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020; Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2021 and 2020; Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 and the Notes to the Consolidated Financial Statements. **

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Fidelity D & D Bancorp, Inc.

Date: August 10, 2021	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: August 10, 2021	/s/Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer