Form 10-Q
period 2021-09-30
FIDELITY D & D BANCORP INC
filed 2021-11-12
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on October 31, 2021, the latest practicable date, was 5,645,687 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q September 30, 2021

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	September 30, 2021	December 31, 2020
Assets:
Cash and due from banks	$51,466	$19,408
Interest-bearing deposits with financial institutions	115,920	49,938
Total cash and cash equivalents	167,386	69,346
Available-for-sale securities	686,926	392,420
Restricted investments in bank stock	3,321	2,813
Loans and leases, net (allowance for loan losses of
$15,601 in 2021; $14,202 in 2020)	1,373,237	1,105,450
Loans held-for-sale (fair value $48,227 in 2021, $30,858 in 2020)	47,159	29,786
Foreclosed assets held-for-sale	803	256
Bank premises and equipment, net	29,406	27,626
Leased property under finance leases, net	1,365	283
Right-of-use assets	7,977	7,082
Cash surrender value of bank owned life insurance	52,417	44,285
Accrued interest receivable	7,178	5,712
Goodwill	19,628	7,053
Core deposit intangible, net	2,050	1,734
Other assets	12,946	5,664
Total assets	$2,411,799	$1,699,510
Liabilities:
Deposits:
Interest-bearing	$1,576,498	$1,102,009
Non-interest-bearing	586,952	407,496
Total deposits	2,163,450	1,509,505
Accrued interest payable and other liabilities	15,955	10,400
Finance lease obligation	1,375	291
Operating lease liabilities	8,565	7,644
Secured borrowings	16,885	-
FHLB advances	-	5,000
Total liabilities	2,206,230	1,532,840
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 5,645,687 at September 30, 2021; and 4,977,750 at December 31, 2020)	113,862	77,676
Retained earnings	91,533	80,042
Accumulated other comprehensive income	174	8,952
Total shareholders' equity	205,569	166,670
Total liabilities and shareholders' equity	$2,411,799	$1,699,510

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)	Three months ended		Nine months ended
(dollars in thousands except per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest income:
Loans and leases:
Taxable	$14,950	$11,655	$38,759	$30,212
Nontaxable	409	339	1,058	914
Interest-bearing deposits with financial institutions	54	46	114	96
Restricted investments in bank stock	28	37	96	124
Investment securities:
U.S. government agency and corporations	1,177	832	2,731	2,543
States and political subdivisions (nontaxable)	1,178	644	3,065	1,568
States and political subdivisions (taxable)	377	146	857	200
Other securities	-	-	-	3
Total interest income	18,173	13,699	46,680	35,660
Interest expense:
Deposits	878	1,070	2,583	3,781
Secured borrowings	121	-	121	-
Other short-term borrowings	-	53	-	248
FHLB advances	-	40	26	268
Total interest expense	999	1,163	2,730	4,297
Net interest income	17,174	12,536	43,950	31,363
Provision for loan losses	450	1,500	1,550	3,700
Net interest income after provision for loan losses	16,724	11,036	42,400	27,663
Other income:
Service charges on deposit accounts	705	548	1,835	1,521
Interchange fees	1,089	871	3,192	2,114
Service charges on loans	517	451	1,546	1,219
Fees from trust fiduciary activities	598	480	1,634	1,334
Fees from financial services	273	221	665	534
Fees and other revenue	239	234	592	595
Earnings on bank-owned life insurance	326	216	899	577
Gain (loss) on write-down, sale or disposal of:
Loans	188	1,346	3,671	1,998
Available-for-sale debt securities	40	-	40	-
Premises and equipment	34	3	28	(59)
Total other income	4,009	4,370	14,102	9,833
Other expenses:
Salaries and employee benefits	7,007	5,431	18,693	14,492
Premises and equipment	1,916	1,503	5,146	4,032
Data processing and communication	745	513	1,987	1,820
Advertising and marketing	668	204	1,825	885
Professional services	796	620	2,563	1,696
Merger-related expenses	2,201	221	3,143	2,439
Automated transaction processing	396	278	1,065	769
Office supplies and postage	164	171	438	448
PA shares tax	365	373	780	741
Loan collection	31	16	112	61
Other real estate owned	6	1	25	(13)
FDIC assessment	169	95	404	175
FHLB prepayment fee	-	(1)	369	481
Other	721	49	942	63
Total other expenses	15,185	9,474	37,492	28,089
Income before income taxes	5,548	5,932	19,010	9,407
Provision for income taxes	689	955	2,788	1,545
Net income	$4,859	$4,977	$16,222	$7,862
Per share data:
Net income - basic	$0.86	$1.00	$3.11	$1.76
Net income - diluted	$0.85	$0.99	$3.09	$1.75
Dividends	$0.30	$0.28	$0.90	$0.84

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended		Nine months ended
(Unaudited)	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020

Net income	$4,859	$4,977	$16,222	$7,862

Other comprehensive (loss) income, before tax:
Unrealized holding (loss) gain on available-for-sale debt securities	(6,488)	783	(11,071)	5,339
Reclassification adjustment for net gains realized in income	(40)	-	(40)	-
Net unrealized (loss) gain	(6,528)	783	(11,111)	5,339
Tax effect	1,371	(164)	2,333	(1,121)
Unrealized (loss) gain, net of tax	(5,157)	619	(8,778)	4,218
Other comprehensive (loss) gain, net of tax	(5,157)	619	(8,778)	4,218
Total comprehensive income (loss), net of tax	$(298)	$5,596	$7,444	$12,080

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2021 and 2020
				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total

Balance, December 31, 2019	3,781,500	$30,848	$72,385	$3,602	$106,835
Net income			7,862		7,862
Other comprehensive income				4,218	4,218
Issuance of common stock through Employee Stock Purchase Plan	3,885	219			219
Issuance of common stock from vested restricted share grants through stock compensation plans	15,395	-			-
Stock-based compensation expense		944			944
Issuance of common stock for acquisition	1,176,970	45,408			45,408
Cash dividends declared			(3,875)		(3,875)
Balance, September 30, 2020	4,977,750	$77,419	$76,372	$7,820	$161,611

Balance, December 31, 2020	4,977,750	$77,676	$80,042	$8,952	$166,670
Net income			16,222		16,222
Other comprehensive loss				(8,778)	(8,778)
Issuance of common stock through Employee Stock Purchase Plan	4,738	270			270
Issuance of common stock from vested restricted share grants through stock compensation plans	13,209	-			-
Issuance of common stock through exercise of SSARs	2,000	-			-
Stock-based compensation expense		860			860
Issuance of common stock for acquisition	647,990	35,056			35,056
Cash dividends declared			(4,731)		(4,731)
Balance, September 30, 2021	5,645,687	$113,862	$91,533	$174	$205,569

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the three months ended September 30, 2021 and 2020
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total
Balance, June 30, 2020	4,977,750	$77,162	$72,797	$7,201	$157,160
Net income			4,977		4,977
Other comprehensive income				619	619
Stock-based compensation expense		257			257
Cash dividends declared			(1,402)		(1,402)
Balance, September 30, 2020	4,977,750	$77,419	$76,372	$7,820	$161,611

Balance, June 30, 2021	4,995,713	$78,473	$88,381	$5,331	$172,185
Net income			4,859		4,859
Other comprehensive loss				(5,157)	(5,157)
Issuance of common stock from vested restricted share grants through stock compensation plans	1,984	-			-
Issuance of common stock for acquisition	647,990	35,056			35,056
Stock-based compensation expense		333			333
Cash dividends declared			(1,707)		(1,707)
Balance, September 30, 2021	5,645,687	$113,862	$91,533	$174	$205,569

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Nine months ended September 30,
(dollars in thousands)	2021	2020

Cash flows from operating activities:
Net income	$16,222	$7,862
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	4,246	3,062
Provision for loan losses	1,550	3,700
Deferred income tax expense (benefit)	137	(1,057)
Stock-based compensation expense	850	851
Excess tax benefit from exercise of SSARs	26	-
Proceeds from sale of loans held-for-sale	143,159	107,747
Originations of loans held-for-sale	(149,614)	(112,553)
Earnings from bank-owned life insurance	(899)	(577)
Net gain from sales of loans	(3,671)	(1,998)
Net gain from sales of investment securities	(40)	-
Net gain from sale and write-down of foreclosed assets held-for-sale	(34)	(43)
Net (gain) loss from write-down and disposal of bank premises and equipment	(28)	59
Operating lease payments	26	22
Change in:
Accrued interest receivable	(552)	(976)
Other assets	1,005	928
Accrued interest payable and other liabilities	1,514	1,041
Net cash provided by operating activities	13,897	8,068

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	40,616	115,234
Proceeds from maturities, calls and principal pay-downs	41,939	48,167
Purchases	(341,890)	(191,070)
Increase in restricted investments in bank stock	678	2,196
Net decrease (increase) in loans and leases	18,712	(148,026)
Principal portion of lease payments received under direct finance leases	3,689	2,420
Purchases of bank premises and equipment	(1,803)	(1,401)
Net cash (used in) provided by acquisition	(3,746)	53,004
Proceeds from sale of bank premises and equipment	299	12
Proceeds from sale of foreclosed assets held-for-sale	302	879
Net cash used in investing activities	(241,204)	(118,585)

Cash flows from financing activities:
Net increase in deposits	345,477	285,818
Net decrease in other borrowings	(5,958)	(37,839)
Proceeds from Paycheck Protection Program Liquidity Facility (PPPLF)	-	152,791
Repayment of PPPLF	-	(152,791)
Repayment of FHLB advances	(9,602)	(17,627)
Repayment of finance lease obligation	(103)	(60)
Proceeds from employee stock purchase plan participants	270	219
Dividends paid	(4,731)	(3,875)
Cash paid in lieu of fractional shares	(6)	(4)
Net cash provided by financing activities	325,347	226,632
Net increase in cash and cash equivalents	98,040	116,115
Cash and cash equivalents, beginning	69,346	15,663

Cash and cash equivalents, ending	$167,386	$131,778

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)	Nine months ended September 30,
(dollars in thousands)	2021	2020
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,922	$4,696
Income tax	1,900	2,150
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized gains on available-for-sale securities	(11,111)	5,339
Transfers from loans to foreclosed assets held-for-sale	327	842
Transfers from loans to loans held-for-sale, net	9,158	5,129
Transfers from premises and equipment to other assets held-for-sale	1,495	-
Security settlement pending	1,419	9,299
Right-of-use asset	389	-
Lease liability	389	-

Transactions related to acquisition
Increase in assets and liabilities:
Securities	$49,430	$123,420
Loans	298,860	245,283
Restricted investments in bank stocks	1,186	692
Premises and equipment	3,405	6,907
Investment in bank-owned life insurance	7,233	9,230
Goodwill	12,575	6,843
Core deposit intangible asset	597	1,973
Leased property under finance leases	1,188	-
Right-of-use assets	756	1,354
Other assets	4,128	2,680
Non-interest-bearing deposits	(100,472)	(118,822)
Interest-bearing deposits	(208,057)	(276,816)
Short-term borrowings	(2,224)	-
FHLB advances	(4,602)	(7,627)
Secured borrowings	(20,619)	-
Finance lease obligation	(1,188)	-
Operating lease liabilities	(756)	(1,354)
Other liabilities	(2,631)	(1,356)
Fair value of common shares issued	(35,056)	(45,408)

See notes to unaudited consolidated financial statements

FIDELITY D & D BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of operations and critical accounting policies

Nature of operations

Fidelity D & D Bancorp, Inc. (the Company) is a bank holding company and the parent of The Fidelity Deposit and Discount Bank (the Bank). The Bank is a commercial bank and trust company chartered under the laws of the Commonwealth of Pennsylvania and a wholly-owned subsidiary of the Company. Having commenced operations in 1903, the Bank is committed to provide superior customer service, while offering a full range of banking products and financial and trust services to both our consumer and commercial customers from our main office located in Dunmore and other branches located throughout Lackawanna, Northampton and Luzerne Counties and Wealth Management offices in Schuylkill and Lebanon Counties.

On July 1, 2021, the Company completed its acquisition of Landmark Bancorp, Inc. (Landmark) and its wholly-owned subsidiary, Landmark Community Bank (Landmark Bank). At the time of the acquisition, Landmark merged with and into the Company with the Company surviving the merger. In addition, Landmark Bank merged with and into the Bank with the Bank as the surviving bank.

On May 1, 2020, the Company completed its acquisition of MNB Corporation (MNB) and its wholly-owned subsidiary, Merchants Bank of Bangor. At the time of the acquisition, MNB merged with and into the Company with the Company surviving the merger. In addition, Merchants Bank of Bangor merged with and into the Bank with the Bank as the surviving bank.

Further discussion of the acquisition of Landmark can be found in Footnote 9, “Acquisition”.

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

In the opinion of management, the consolidated balance sheets as of September 30, 2021 and December 31, 2020 and the related consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in shareholders’ equity for the three and nine months ended September 30, 2021 and 2020, and consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature. Certain reclassifications have been made to the 2020 financial statements to conform to the 2021 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after September 30, 2021 through the date these consolidated financial statements were issued.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses at September 30, 2021 is adequate and reasonable to cover incurred losses. Given the subjective nature of identifying and estimating loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB). Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained. On occasion, the Company may transfer loans from the loan portfolio to loans HFS. Under these circumstances, pricing may be obtained from other entities and the residential mortgage loans are transferred at the lower of cost or market value and simultaneously sold. For other loans transferred to HFS, pricing may be obtained from other entities or modeled and the other loans are transferred at the lower of cost or market value and then sold. As of September 30, 2021 and December 31, 2020, loans classified as HFS consisted of residential mortgage loans.

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

Goodwill is recorded on the consolidated balance sheets as the excess of liabilities assumed over identifiable assets acquired on the acquisition date. Goodwill is recorded at its net carrying value which represents estimated fair value. The goodwill is deductible for tax purposes over a 15-year period. Goodwill is tested for impairment on at least an annual basis. There was no goodwill impairment as of September 30, 2021 and December 31, 2020. Other acquired intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives and subject to periodic impairment testing.

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Company accounts for certain participation interests in commercial loans receivable (loan participation agreements) sold as a sale of financial assets pursuant to ASC 860, Transfers and Servicing. Loan participation agreements that meet the sale criteria under ASC 860 are derecognized from the Consolidated Balance Sheets at the time of transfer. If the transfer of loans does not meet the sale criteria or participating interest criteria under ASC 860, the transfer is accounted for as a secured borrowing and the loan is not de-recognized and a participating liability is recorded in the Consolidated Balance Sheets.

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

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20). The amendments in this update change the disclosure requirements for defined benefit plans. The amendments in this update are effective for fiscal years ending after December 15, 2020 for the Company. An entity should apply the amendments in this update on a retrospective basis to all periods presented. The update was adopted by the Company on January 1, 2021 and the amendments in this update did not have a material impact on the Company’s disclosures.

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

As of and for the nine months ended September 30, 2021
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	debt securities
Beginning balance	$8,952

Other comprehensive loss before reclassifications, net of tax	(8,747)
Amounts reclassified from accumulated other comprehensive income, net of tax	(31)
Net current-period other comprehensive loss	(8,778)
Ending balance	$174

As of and for the three months ended September 30, 2021
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	debt securities
Beginning balance	$5,331

Other comprehensive loss before reclassifications, net of tax	(5,126)
Amounts reclassified from accumulated other comprehensive income, net of tax	(31)
Net current-period other comprehensive loss	(5,157)
Ending balance	$174

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

As of and for the three months ended September 30, 2020
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	securities
Beginning balance	$7,201

Other comprehensive income before reclassifications, net of tax	619
Amounts reclassified from accumulated other comprehensive income, net of tax	-
Net current-period other comprehensive income	619
Ending balance	$7,820

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated				Affected line item in the statement
(dollars in thousands)	other comprehensive income				where net income is presented
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2021	2020	2021	2020

Unrealized gains (losses) on AFS debt securities	$40	$-	$40	$-	Gain (loss) on sale of investment securities
Income tax effect	(9)	-	(9)	-	Provision for income taxes
Total reclassifications for the period	$31	$-	$31	$-	Net income

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

The amortized cost and fair value of investment securities at September 30, 2021 and December 31, 2020 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
September 30, 2021
Available-for-sale debt securities:
Agency - GSE	$112,949	$386	$(1,820)	$111,515
Obligations of states and political subdivisions	335,011	5,527	(4,073)	336,465
MBS - GSE residential	238,745	2,402	(2,201)	238,946

Total available-for-sale debt securities	$686,705	$8,315	$(8,094)	$686,926

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2020
Available-for-sale debt securities:
Agency - GSE	$45,146	$392	$(91)	$45,447
Obligations of states and political subdivisions	192,385	7,480	(152)	199,713
MBS - GSE residential	143,557	3,881	(178)	147,260

Total available-for-sale debt securities	$381,088	$11,753	$(421)	$392,420

The amortized cost and fair value of debt securities at September 30, 2021 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Available-for-sale securities:
Debt securities:
Due in one year or less	$985	$1,008
Due after one year through five years	9,207	9,452
Due after five years through ten years	109,420	107,939
Due after ten years	328,348	329,581

MBS - GSE residential	238,745	238,946

Total available-for-sale debt securities	$686,705	$686,926

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

The following table presents the fair value and gross unrealized losses of debt securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of September 30, 2021 and December 31, 2020:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

September 30, 2021
Agency - GSE	$87,844	$(1,820)	$-	$-	$87,844	$(1,820)
Obligations of states and political subdivisions	204,710	(3,882)	4,498	(191)	209,208	(4,073)
MBS - GSE residential	160,399	(2,201)	-	-	160,399	(2,201)
Total	$452,953	$(7,903)	$4,498	$(191)	$457,451	$(8,094)
Number of securities	220		5		225

December 31, 2020
Agency - GSE	$27,602	$(91)	$-	$-	$27,602	$(91)
Obligations of states and political subdivisions	15,256	(152)	-	-	15,256	(152)
MBS - GSE residential	14,753	(178)	-	-	14,753	(178)
Total	$57,611	$(421)	$-	$-	$57,611	$(421)
Number of securities	30		-		30

The Company had 225 debt securities in an unrealized loss position at September 30, 2021, including 35 agency-GSE securities, 47 MBS – GSE residential securities and 143 municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at September 30, 2021: 2.03% for agency - GSE, 1.35% for total MBS-GSE residential; and 1.91% for municipals. Five of these securities had been in an unrealized loss position in excess of 12 months. Management has no intent to sell any securities in an unrealized loss position as of September 30, 2021.

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

For all debt securities, as of September 30, 2021, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and nor any conditions were identified by management that, more likely than not, would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5. Loans and leases

The classifications of loans and leases at September 30, 2021 and December 31, 2020 are summarized as follows:

(dollars in thousands)	September 30, 2021	December 31, 2020
Commercial and industrial	$264,170	$280,757
Commercial real estate:
Non-owner occupied	306,537	192,143
Owner occupied	247,563	179,923
Construction	12,081	10,231
Consumer:
Home equity installment	47,331	40,147
Home equity line of credit	53,747	49,725
Auto loans	121,080	98,386
Direct finance leases	23,661	20,095
Other	7,701	7,602
Residential:
Real estate	271,760	218,445
Construction	34,519	23,357
Total	1,390,150	1,120,811
Less:
Allowance for loan losses	(15,601)	(14,202)
Unearned lease revenue	(1,312)	(1,159)
Loans and leases, net	$1,373,237	$1,105,450

As of September 30, 2021, total loans of $1.4 billion were reflected net of deferred loan costs of $1.9 million, including $2.1 million in deferred fee income from Paycheck Protection Program (PPP) loans and $4.0 million in deferred loan costs. Net deferred loan costs of $1.7 million, including $2.2 million in deferred fee income from PPP loans and $3.9 million in deferred loan costs, have been included in the carrying values of loans at December 31, 2020.

Commercial and industrial (C&I) loan balances were $264.2 million at September 30, 2021 and $280.8 million at December 31, 2020. As of September 30, 2021, the commercial and industrial loan balance included $64.7 million in PPP loans (net of deferred fees), including $13.4 million in PPP loans acquired from Landmark, compared to $129.9 million as of December 31, 2020. Excluding PPP loans, the balance of C&I loans at September 30, 2021 increased $48.7 million primarily from loans acquired from Landmark during the third quarter of 2021.

Direct finance leases include the lease receivable and the guaranteed lease residual. Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease. Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The approximate unpaid principal balance of mortgages serviced for others amounted to $433.3 million as of September 30, 2021 and $366.5 million as of December 31, 2020. Mortgage servicing rights amounted to $1.8 million and $1.3 million as of September 30, 2021 and December 31, 2020, respectively.

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

The global pandemic referred to as COVID-19 has created many barriers to loan production relative to the measures taken to slow the spread. These measures have put a large strain on a wide variety of industries within the global economy generally, and the Company’s market specifically. The overall economic impact and effect of the measures is yet to be fully understood as its effects will most likely lag timewise behind. Businesses and governments injected resources to help lessen the impact of the pandemic and the ultimate effect is uncertain until the government stimulus is fully utilized. Despite efforts to lessen the impact, it is the Company’s current belief that the pandemic will temporarily, or in some cases permanently, damage our borrower’s ability to repay loans and comply with terms.

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

As of September 30, 2021, the Company had 840 PPP loans outstanding totaling $66.8 million, including 148 loans totaling $13.4 million acquired from the Landmark merger, which represents a $65.3 million, or 49%, decrease from the 1,246 loans totaling $132.1 million as of December 31, 2020. From the beginning of the program through September 30, 2021, the Company received forgiveness or paydowns of $182.9 million, or 77%, of the original PPP loan balances of $236.3 million (excludes Landmark-acquired PPP loans) with $155.9 million occurring during the nine months ended September 30, 2021. During the three and nine months ended September 30, 2021, the Company recognized $1.4 million and $4.2 million in SBA fees from PPP loans, net of origination expenses, compared to $1.0 million and $1.8 million for the three and nine months ended September 30, 2020. Unearned fees attributed to PPP loans, net of $0.2 million in fees paid to referral sources as prescribed by the SBA under the PPP program, were $2.1 million as of September 30, 2021.

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

The Company reported provisional fair value adjustments regarding the acquired Landmark loan portfolio. Therefore, the Company did not record an allowance on the acquired non-purchased credit impaired loans. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan losses, the Company performs an analysis on acquired loans to determine whether there has been subsequent deterioration in relation to those loans. If deterioration has occurred, the Company will include these loans in the calculation of the allowance for loan losses after the initial valuation and provide reserves accordingly.

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

Within the ASC 310-20 loans, the Company identified certain loans that have higher risk. Although performing at the time of acquisition and likely will continue making payments in accordance with contractual terms, management elected a higher credit adjustment on these loans to reflect the greater inherent risk that the borrower will default on payments. Risk factors used to identify these loans included: loans that received COVID-19 related forbearance consistent with the regulatory guidance, loans that were in industries determined to be at greater risk to economic disruption due to COVID-19, loans that had a prior history of delinquency greater than 60 days at any point in the lifetime of the loan; loans with a Special Mention or Substandard risk rating; and/or loans borrowers in the Gasoline Station industry due to the environmental risk potential of these loans.

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

	For the nine months ended
(dollars in thousands)	September 30, 2021	September 30, 2020
Balance at beginning of period	$563	$-
Accretable yield on acquired loans	589	248
Reclassification from non-accretable difference	197	192
Accretion of accretable yield	(350)	(53)
Balance at end of period	$999	$387

The above table excludes the $275 thousand in non-accretable yield accreted to interest income for the nine months ended September 30, 2021 and $3 thousand in non-accretable yield accreted to interest income for the nine months ended September 30, 2020.

During the nine months ended September 30, 2021, management performed an analysis of all loans acquired from mergers, consistent with and applicable to ASC 310-30 (Purchased Credit Impaired loans – PCI). The accretable yield balance increased from $563 thousand at December 31, 2020 to $999 thousand at September 30, 2021. The $436 thousand increase resulted from $589 thousand in accretable yield on loans acquired from the Landmark merger during the third quarter of 2021; $197 thousand reclassified from non-accretable yield to accretable yield including $129 thousand from improved collateral values and $68 thousand from payments received on PCI in excess of estimates; and $350 thousand in accretable yield accreted to interest income due to contractual payments received during the nine months ended September 30, 2021.

Expected cash flows on acquired loans are estimated quarterly by incorporating several key assumptions. These key assumptions include probability of default and the number of actual prepayments after the acquisition date. Prepayments affect the estimated life of the loans and could change the amount of interest income, and possibly principal expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary. Improved cash flow expectations for loans or pools are recorded first as a reversal of previously recorded impairment, if any, and then as an increase in prospective yield when all previously recorded impairment has been recaptured.

Non-accrual loans

Non-accrual loans, segregated by class, at September 30, 2021 and December 31, 2020, were as follows:

(dollars in thousands)	September 30, 2021	December 31, 2020
Commercial and industrial	$259	$590
Commercial real estate:
Non-owner occupied	601	846
Owner occupied	1,020	1,123
Consumer:
Home equity installment	27	61
Home equity line of credit	97	395
Auto loans	49	27
Residential:
Real estate	694	727
Total	$2,747	$3,769

The table above excludes $4.4 million and $1.3 million in purchased credit impaired loans, net of unamortized fair value adjustments as of September 30, 2021 and December 31, 2020, respectively.

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

Beginning the week of March 16, 2020, the Company began receiving requests for temporary modifications to the repayment structure for borrower loans. Modification terms included interest only or full payment deferral for up to 6 months. As of September 30, 2021, the Company had no temporary modifications outstanding compared to 10 temporary modifications with principal balances totaling $2.2 million as of December 31, 2020.

The following presents by class, information related to loans modified in a TDR:

Loans modified as TDRs for the three months ended:
(dollars in thousands)	September 30, 2021			September 30, 2020

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Commercial real estate - non-owner occupied	-	$-	$-	2	$1,600	$475
Total	-	$-	$-	2	$1,600	$475

Loans modified as TDRs for the nine months ended:
(dollars in thousands)	September 30, 2021			September 30, 2020

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Commercial real estate - non-owner occupied	-	$-	$-	2	$1,600	$475
Total	-	$-	$-	2	$1,600	$475

In the above tables, the period end balance is inclusive of all partial pay downs and charge-offs since the modification date. For all loans modified in a TDR, the pre-modification recorded investment was the same as the post-modification recorded investment.

Of the TDRs outstanding as of September 30, 2021 and 2020, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time. Other than the TDRs that were placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. There were no loans modified as a TDR within the previous twelve months that subsequently defaulted (i.e. 90 days or more past due following a modification) during the three and nine months ended September 30, 2021 and 2020.

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

As of September 30, 2021 and 2020, the balance of outstanding TDRs was $3.0 million. As of September 30, 2021 and 2020, the allowance for impaired loans that have been modified in a TDR was $0.5 million and $0.6 million, respectively.

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

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
September 30, 2021	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$19	$-	$259	$278	$263,892	$264,170		$-
Commercial real estate:
Non-owner occupied	-	61	601	662	305,875	306,537		-
Owner occupied	224	-	1,020	1,244	246,319	247,563		-
Construction	-	-	-	-	12,081	12,081		-
Consumer:
Home equity installment	70	-	27	97	47,234	47,331		-
Home equity line of credit	74	-	97	171	53,576	53,747		-
Auto loans	458	54	160	672	120,408	121,080		111
Direct finance leases	110	7	-	117	22,232	22,349	(2)	-
Other	9	-	1	10	7,691	7,701		1
Residential:
Real estate	-	-	694	694	271,066	271,760		-
Construction	-	-	-	-	34,519	34,519		-
Total	$964	$122	$2,859	$3,945	$1,384,893	$1,388,838		$112

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.3 million. (3) Includes net deferred loan costs of $1.9 million.

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2020	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$288	505	590	1,383	279,374	280,757		-
Commercial real estate:
Non-owner occupied	79	-	846	925	191,218	192,143		-
Owner occupied	1	-	1,123	1,124	178,799	179,923		-
Construction	-	-	-	-	10,231	10,231		-
Consumer:
Home equity installment	102	-	61	163	39,984	40,147		-
Home equity line of credit	24	-	395	419	49,306	49,725		-
Auto loans	197	25	27	249	98,137	98,386		-
Direct finance leases	294	-	61	355	18,581	18,936	(2)	61
Other	9	-	-	9	7,593	7,602		-
Residential:
Real estate	-	74	727	801	217,644	218,445		-
Construction	-	-	-	-	23,357	23,357		-
Total	$994	$604	$3,830	$5,428	$1,114,224	$1,119,652		$61

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.2 million. (3) Includes net deferred loan costs of $1.7 million.

Impaired loans

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
September 30, 2021
Commercial and industrial	$422	$19	$240	$259	$19
Commercial real estate:
Non-owner occupied	2,595	1,676	920	2,596	470
Owner occupied	1,904	1,438	66	1,504	387
Consumer:
Home equity installment	60	-	27	27	-
Home equity line of credit	137	-	97	97	-
Auto loans	66	11	38	49	5
Residential:
Real estate	741	550	144	694	89
Total	$5,925	$3,694	$1,532	$5,226	$970

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2020
Commercial and industrial	$688	$549	$41	$590	$213
Commercial real estate:
Non-owner occupied	2,960	1,677	1,171	2,848	481
Owner occupied	2,058	1,219	473	1,692	309
Consumer:
Home equity installment	106	-	61	61	-
Home equity line of credit	443	105	290	395	48
Auto loans	50	27	-	27	4
Residential:
Real estate	774	559	168	727	151
Total	$7,079	$4,136	$2,204	$6,340	$1,206

At September 30, 2021, impaired loans totaled $5.2 million consisting of $2.5 million in accruing TDRs and $2.7 million in non-accrual loans. At December 31, 2020, impaired loans totaled $6.3 million consisting of $2.5 million in accruing TDRs and $3.8 million in non-accrual loans. As of September 30, 2021, the non-accrual loans included three TDRs to two unrelated borrowers totaling $0.6 million compared with four TDRs to three unrelated borrowers totaling $0.7 million as of December 31, 2020.

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

	For the nine months ended
	September 30, 2021			September 30, 2020
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$433	$3	$-	$327	$1	$-
Commercial real estate:
Non-owner occupied	2,838	133	-	1,531	18	-
Owner occupied	1,711	27	-	1,984	42	-
Construction	-	-	-	-	-	-
Consumer:
Home equity installment	35	4	-	50	-	-
Home equity line of credit	268	20	-	341	-	-
Auto loans	30	-	-	60	2	-
Direct finance leases	-	-	-	-	-	-
Other	-	-	-	-	-	-
Residential:
Real estate	717	-	-	886	-	-
Construction	-	-	-	-	-	-
Total	$6,032	$187	$-	$5,179	$63	$-

	For the three months ended
	September 30, 2021			September 30, 2020
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$325	$-	$-	$392	$1	$-
Commercial real estate:
Non-owner occupied	2,676	73	-	2,545	6	-
Owner occupied	1,555	7	-	1,742	9	-
Construction	-	-	-	-	-	-
Consumer:
Home equity installment	27	-	-	40	-	-
Home equity line of credit	114	-	-	405	-	-
Auto loans	44	-	-	60	2	-
Direct finance leases	-	-		-	-	-
Other	-	-	-	-	-	-
Residential:
Real estate	699	-	-	699	-	-
Construction	-	-	-	-	-	-
Total	$5,440	$80	$-	$5,883	$18	$-

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

The following table presents loans including $1.9 million and $1.7 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of September 30, 2021 and December 31, 2020, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

	September 30, 2021
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$260,216	$767	$3,187	$-	$264,170
Commercial real estate - non-owner occupied	285,455	14,939	6,143	-	306,537
Commercial real estate - owner occupied	224,147	7,223	16,193	-	247,563
Commercial real estate - construction	12,081	-	-	-	12,081
Total commercial	$781,899	$22,929	$25,523	$-	$830,351

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	September 30, 2021
(dollars in thousands)	Performing	Non-performing	Total
Consumer
Home equity installment	$47,304	$27	$47,331
Home equity line of credit	53,650	97	53,747
Auto loans	120,920	160	121,080
Direct finance leases (1)	22,349	-	22,349
Other	7,700	1	7,701
Total consumer	251,923	285	252,208
Residential
Real estate	271,066	694	271,760
Construction	34,519	-	34,519
Total residential	305,585	694	306,279
Total consumer & residential	$557,508	$979	$558,487

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

Information related to the change in the allowance and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the nine months ended September 30, 2021
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,407	$6,383	$2,552		$2,781	$79	$14,202
Charge-offs	(120)	(209)	(110)		(43)	-	(482)
Recoveries	20	241	70		-	-	331
Provision	134	870	(66)		275	337	1,550
Ending balance	$2,441	$7,285	$2,446		$3,013	$416	$15,601
Ending balance: individually evaluated for impairment	$19	$857	$5		$89	$-	$970
Ending balance: collectively evaluated for impairment	$2,422	$6,428	$2,441		$2,924	$416	$14,631
Loans Receivables:
Ending balance (2)	$264,170	$566,181	$252,208	(1)	$306,279	$-	$1,388,838
Ending balance: individually evaluated for impairment	$259	$4,100	$173		$694	$-	$5,226
Ending balance: collectively evaluated for impairment	$263,911	$562,081	$252,035		$305,585	$-	$1,383,612

(1) Net of unearned lease revenue of $1.3 million. (2) Includes $1.9 million of net deferred loan costs.

As of and for the three months ended September 30, 2021
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,324	$7,228	$2,497	$3,070	$126	$15,245
Charge-offs	(14)	(77)	(28)	-	-	(119)
Recoveries	5	6	14	-	-	25
Provision	126	128	(37)	(57)	290	450
Ending balance	$2,441	$7,285	$2,446	$3,013	$416	$15,601

As of and for the year ended December 31, 2020
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,484	$3,933	$2,013		$2,278	$39	$9,747
Charge-offs	(372)	(465)	(296)		(35)	-	(1,168)
Recoveries	26	30	120		197	-	373
Provision	1,269	2,885	715		341	40	5,250
Ending balance	$2,407	$6,383	$2,552		$2,781	$79	$14,202
Ending balance: individually evaluated for impairment	$213	$790	$52		$151	$-	$1,206
Ending balance: collectively evaluated for impairment	$2,194	$5,593	$2,500		$2,630	$79	$12,996
Loans Receivables:
Ending balance (2)	$280,757	$382,297	$214,796	(1)	$241,802	$-	$1,119,652
Ending balance: individually evaluated for impairment	$590	$4,540	$483		$727	$-	$6,340
Ending balance: collectively evaluated for impairment	$280,167	$377,757	$214,313		$241,075	$-	$1,113,312

(1) Net of unearned lease revenue of $1.2 million. (2) Includes $1.7 million of net deferred loan costs.

As of and for the nine months ended September 30, 2020
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,484	$3,933	$2,013	$2,278	$39	$9,747
Charge-offs	(265)	(410)	(184)	(35)	-	(894)
Recoveries	24	22	93	192	-	331
Provision	605	2,298	350	435	12	3,700
Ending balance	$1,848	$5,843	$2,272	$2,870	$51	$12,884

As of and for the three months ended September 30, 2020
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,467	$5,346	$2,146	$2,688	$24	$11,671
Charge-offs	(5)	(246)	(69)	(4)	-	(324)
Recoveries	6	19	12	-	-	37
Provision	380	724	183	186	27	1,500
Ending balance	$1,848	$5,843	$2,272	$2,870	$51	$12,884

Direct finance leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and subsequent related updates to revise the accounting for leases. Lessor accounting was largely unchanged as a result of the standard. Additional disclosures required under the standard are included in this section and in Footnote 12, “Leases”.

The Company originates direct finance leases through two automobile dealerships. The carrying amount of the Company’s lease receivables, net of unearned income, was $7.2 million and $6.0 million as of September 30, 2021 and December 31, 2020, respectively. The residual value of the direct finance leases is fully guaranteed by the dealerships. Residual values amounted to $15.1 million and $12.9 million at September 30, 2021 and December 31, 2020, respectively, and are included in the carrying value of direct finance leases.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2021	$1,656
2022	7,136
2023	5,933
2024	7,725
2025	1,117
2026 and thereafter	94
Total future minimum lease payments receivable	23,661
Less: Unearned income	(1,312)
Undiscounted cash flows to be received	$22,349

6. Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards. The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares. For granted and unexercised stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued SSARs were exercised and converted into common stock. As of the three and nine months ended September 30, 2021, there were 26,346 and 29,378 potentially dilutive shares related to issued and unexercised SSARs compared to 23,638 and 23,637 for the same 2020 periods, respectively. For restricted stock, dilution would occur from the Company’s previously granted but unvested shares. There were 12,515 and 11,345 potentially dilutive shares related to unvested restricted share grants as of the three and nine months ended September 30, 2021 compared to 4,981 and 3,435 for the same 2020 periods, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$4,859	$4,977	$16,222	$7,862
Weighted-average common shares outstanding	5,643,897	4,977,750	5,212,500	4,454,762
Basic EPS	$0.86	$1.00	$3.11	$1.76

Diluted EPS:
Net income available to common shareholders	$4,859	$4,977	$16,222	$7,862
Weighted-average common shares outstanding	5,643,897	4,977,750	5,212,500	4,454,762
Potentially dilutive common shares	38,861	28,619	40,723	27,072
Weighted-average common and potentially dilutive shares outstanding	5,682,758	5,006,369	5,253,223	4,481,834
Diluted EPS	$0.85	$0.99	$3.09	$1.75

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

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended September 30, 2021 and 2020 under the 2012 stock incentive plans:

	September 30, 2021			September 30, 2020
			Weighted-			Weighted-
	Shares		average grant	Shares		average grant
	granted		date fair value	granted		date fair value

Director plan	12,500	(2)	$52.00	6,000	(2)	$56.63
Omnibus plan	13,552	(3)	52.00	11,761	(3)	55.06
Omnibus plan	50	(1)	58.17	50	(1)	57.62
Omnibus plan	36	(3)	58.17	500	(2)	34.02
Omnibus plan	476	(2)	52.62	-		-
Total	26,614		$52.03	18,311		$55.00

(1) Vest after 1 year (2) Vest after 3 years – 33% each year (3) Vest fully after 3 years

The fair value of the shares granted in 2021 was calculated using the grant date stock price.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2020	9,402	20,675	30,077	$53.36
Granted	12,500	14,114	26,614	52.03
Forfeited	-	(439)	(439)	52.66
Vested	(6,982)	(6,227)	(13,209)	51.23
Non-vested balance at September 30, 2021	14,920	28,123	43,043	$53.20

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2020	97,264	$9.47	6.5
Granted	-
Exercised	(2,932)	3.48
Forfeited	-
Outstanding September 30, 2021	94,332	$9.66	5.8

Of the SSARs outstanding at September 30, 2021, 90,639 vested and were exercisable. SSARs vest over a three year period – 33% per year.

During the first quarter of 2021, there were 2,932 SSARs exercised. The intrinsic value recorded for these SSARs was $10,190. The tax deduction realized from the exercise of these SSARs was $125,810 resulting in a tax benefit of $26,420. There were no SSARs exercised during 2020.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three and nine months ended September 30, 2021 and 2020 and the unrecognized stock-based compensation expense as of September 30, 2021:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Stock-based compensation expense:
Director stock incentive plan	$170	$66	$339	$367
Omnibus stock incentive plan	163	191	477	550
Employee stock purchase plan	-	-	44	27
Total stock-based compensation expense	$333	$257	$860	$944

In addition, during the nine months ended September 30, 2021, the Company reversed accruals of ($10 thousand) in stock-based compensation expense for restricted stock and SSARs awarded under the Omnibus Plan. During the three and nine months ended September 30, 2020, the Company reversed accruals of ($30 thousand) and ($93 thousand) in stock-based compensation expense for restricted stock and SSARs awarded under the Omnibus Plan.

As of
(dollars in thousands)	September 30, 2021
Unrecognized stock-based compensation expense:
Director plan	$581
Omnibus plan	944
Total unrecognized stock-based compensation expense	$1,525

The unrecognized stock-based compensation expense as of September 30, 2021 will be recognized ratably over the periods ended February 2024 and July 2024 for the Director Plan and the Omnibus Plan, respectively.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined. As of September 30, 2021, 89,642 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

September 30, 2021
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$167,386	$167,386	$167,386	$-	$-
Available-for-sale debt securities	686,926	686,926	-	686,926	-
Restricted investments in bank stock	3,321	3,321	-	3,321	-
Loans and leases, net	1,373,237	1,392,879	-	-	1,392,879
Loans held-for-sale	47,159	48,227	-	48,227	-
Accrued interest receivable	7,178	7,178	-	7,178	-
Financial liabilities:
Deposits with no stated maturities	2,014,501	2,014,501	-	2,014,501	-
Time deposits	148,949	148,872	-	148,872	-
Secured borrowings	16,885	16,885	-	-	16,885
Accrued interest payable	175	175	-	175	-

December 31, 2020
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$69,346	$69,346	$69,346	$-	$-
Available-for-sale debt securities	392,420	392,420	-	392,420	-
Restricted investments in bank stock	2,813	2,813	-	2,813	-
Loans and leases, net	1,105,450	1,116,711	-	-	1,116,711
Loans held-for-sale	29,786	30,858	-	30,858	-
Accrued interest receivable	5,712	5,712	-	5,712	-
Financial liabilities:
Deposits with no stated maturities	1,381,722	1,381,722	-	1,381,722	-
Time deposits	127,783	128,200	-	128,200	-
FHLB advances	5,000	5,348	-	5,348	-
Accrued interest payable	337	337	-	337	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$111,515	$-	$111,515	$-
Obligations of states and political subdivisions	336,465	-	336,465	-
MBS - GSE residential	238,946	-	238,946	-
Total available-for-sale debt securities	$686,926	$-	$686,926	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$45,447	$-	$45,447	$-
Obligations of states and political subdivisions	199,713	-	199,713	-
MBS - GSE residential	147,260	-	147,260	-
Total available-for-sale debt securities	$392,420	$-	$392,420	$-

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

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending September 30, 2021 and December 31, 2020, respectively.

The following table illustrates the financial instruments newly measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,724	$-	$-	$2,724
Other real estate owned	567	-	-	567
Total	$3,291	$-	$-	$3,291

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,930	$-	$-	$2,930
Other real estate owned	182	-	-	182
Total	$3,112	$-	$-	$3,112

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

At September 30, 2021 and December 31, 2020, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -23.24% and -47.66% and from -27.04% to -70.66%, respectively. The weighted average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -40.75% as of September 30, 2021 and -44.49% as of December 31, 2020, respectively. Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed. Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable. Appraisals form the basis for determining the net realizable value from these properties. Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business. Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions. Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs. These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions. At September 30, 2021 and December 31, 2020, the discounts applied to the appraised values of ORE ranged from -24.88% and -77.60% and from -21.47% and -77.60%, respectively. As of September 30, 2021 and December 31, 2020, the weighted average of discount to the appraisal values of ORE amounted to -25.97% and -31.30%, respectively.

At September 30, 2021 and December 31, 2020, there were no other repossessed assets. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.

9. Acquisition

On July 1, 2021, the Company completed its previously announced acquisition of Landmark. Landmark was a one-bank holding company organized under the laws of the Commonwealth of Pennsylvania and was headquartered in Pittston, PA. Its wholly owned subsidiary, Landmark Community Bank, was an independent community bank chartered under the laws of the Commonwealth of

Pennsylvania. Landmark Community Bank conducted full-service commercial banking services through five bank centers located in Lackawanna and Luzerne Counties, Pennsylvania. The acquisition expanded Fidelity Deposit and Discount Bank’s full-service footprint in Luzerne County, Pennsylvania. The Company transacted the merger to complement the Company’s existing operations, while consistent with the Company’s strategic plan of enhancing long-term shareholder value. The fair value of total assets acquired as a result of the merger totaled $375.5 million, loans totaled $298.9 million and deposits totaled $308.5 million. Goodwill recorded in the merger was $12.6 million.

In accordance with the terms of the Reorganization Agreement, on July 1, 2021 each share of Landmark common stock was converted into the right to receive 0.272 shares of the Company’s common stock and $3.26 in cash. As a result of the merger, the Company issued 647,990 shares of its common stock, valued at $35.1 million, and $7.8 million in cash based upon $54.10, the determined market price of the Company’s common stock in accordance with the Reorganization Agreement. The results of the combined entity’s operations are included in the Company’s Consolidated Financial Statements from the date of acquisition. The acquisition of Landmark was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at estimated fair values on the acquisition date. The deferred taxes are preliminary and subject to refinement for up to one year after the closing date of the acquisition.

Effective July 1, 2021, in connection with the merger and pursuant to the terms of the Reorganization Agreement, Paul C. Woelkers was appointed as a Class C Director of Fidelity’s Board of Directors. Mr. Woelkers was also appointed as a Director of Fidelity Bank’s Board of Directors.

The following table summarizes the consideration paid for Landmark and the fair value of assets acquired, and liabilities assumed as of the acquisition date:

Purchase Price Consideration in Common Stock
Landmark shares settled for stock		2,382,695
Exchange ratio		0.272
Total FDBC shares issued		647,990
Value assigned to FDBC common share (06/30/2021 closing price)		$54.10

Purchase price assigned to Landmark common shares exchanged for FDBC common shares		$35,056,259

Purchase Price Consideration - Cash for Common Stock
Landmark shares exchanged for cash, excluding fractional shares		2,382,695
Cash consideration (per Landmark share)		$3.26
Cash portion of purchase price		$7,767,586

Cash portion of purchase price (cash paid fractional shares)		$5,559

Cash for outstanding Landmark stock options		$69,250

Total consideration paid		$42,898,654

Allocation of Purchase Price	In thousands
Total Purchase Price		$42,899

Estimated Fair Value of Assets Acquired
Cash and cash equivalents	4,090
Investment securities	49,430
Loans	298,860
Restricted investments in bank stock	1,186
Premises and equipment	3,405
Lease property under finance leases	1,188
Core deposit intangible asset	597
Other real estate owned	488
Other assets	11,629
Total assets acquired	370,873

Estimated Fair Value of Liabilities Assumed
Non-interest bearing deposits	100,472
Interest bearing deposits	208,057
Short-term borrowings	2,224
FHLB borrowings	4,602
Secured borrowings	20,619
Finance lease obligation	1,188
Other liabilities	3,387
Total liabilities assumed	340,549

Net Assets Acquired		30,324
Goodwill Recorded in Acquisition		$12,575

Pursuant to the accounting requirements, the Company assigned a fair value to the assets acquired and liabilities assumed of Landmark. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

The assets acquired and liabilities assumed in the acquisition of Landmark were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. While the fair values are not expected to be materially different from the estimates, any material adjustments to the estimates will be reflected, retroactively, as of the date of the acquisition. The items most susceptible to adjustment are the fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition. Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Investment securities available-for-sale

The estimated fair values of the investment securities available for sale, primarily comprised of U.S. Government agency mortgage-backed securities, U.S. government agencies and municipal bonds, were determined using Level 1 and Level 2 inputs in the fair value hierarchy. The fair values were determined using executable market bids or independent pricing services. The Company’s independent pricing service utilized matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific security but rather relying on the security’s relationship to other benchmark quoted prices. Management reviewed the data and assumptions used in pricing the securities.

Loans

Acquired loans (performing and non-performing) are initially recorded at their acquisition-date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected lifetime losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. Specifically, the Company has prepared three separate loan fair value adjustments that it believed a market participant might employ in estimating the entire fair value adjustment necessary under ASC 820-10 for the acquired loan portfolio. The three-separate fair valuation methodology employed are: 1) an interest rate loan fair value adjustment, 2) a general credit fair value adjustment, and 3) a specific credit fair value adjustment for purchased credit impaired loans subject to ASC 310-30 procedures. The acquired loans were recorded at fair value at the acquisition date without carryover of Landmark’s previously established allowance for loan losses. The fair value of the financial assets acquired included loans receivable with a gross amortized cost basis of $309.8 million.

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

Dollars in thousands
Gross amortized cost basis at June 30, 2021	$309,767
Interest rate fair value adjustment on pools of homogeneous loans	(1,855)
Credit fair value adjustment on pools of homogeneous loans	(7,915)
Credit fair value adjustment on purchased credit impaired loans	(1,137)
Fair value of acquired loans at June 30, 2021	$298,860

For loans acquired without evidence of credit quality deterioration, the Company prepared the interest rate loan fair value and credit fair value adjustments. Loans were grouped into homogeneous pools by characteristics such as loan type, term, collateral, and rate. Market rates for similar loans were obtained from various internal and external data sources and reviewed by management for reasonableness. The average of these rates was used as the fair value interest rate a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value discount of $1.9 million. Additionally, for loans acquired without credit deterioration, a credit fair value adjustment was calculated using a two-part credit fair value analysis: 1) expected lifetime credit migration losses; and 2) estimated fair value adjustment for certain qualitative factors. The expected lifetime losses were calculated using historical losses observed by the Company, Landmark and peer banks. The Company also estimated an environmental factor to apply to each loan type. The environmental factor represents the potential discount which may arise due to general credit and economic factors. A credit fair value discount of $7.9 million was determined. Both the interest rate and credit fair value adjustments relate to loans acquired with evidence of credit quality deterioration will be substantially recognized as interest income on a level yield amortization method over the expected life of the loans.

The following table presents the acquired purchased credit impaired loans receivable at the acquisition date:

Dollars in thousands
Contractual principal and interest at acquisition	$5,306
Non-accretable difference	(1,691)
Expected cash flows at acquisition	3,615
Accretable yield	(588)
Fair value of purchased impaired loans	$3,027

Premises and Equipment

The Company assumed leases on 2 branch facilities of Landmark. The Company compared the lease contract obligations to comparable market rental rates determined by third-party licensed appraisers. The Company believed that the leased contract rates were in a reasonable range of market rental rates and concluded that no fair market value adjustment related to leasehold interest was necessary. The fair value of Landmark’s premises, including land, buildings and improvements, was determined based upon independent third-party appraisals performed by licensed appraisers or sales agreements.

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

Secured Borrowings

The Company identified 19 sold participations acquired from Landmark that did not meet the criteria for sales treatment under ASC 860-10-40 and should be recorded as obligations from secured borrowing arrangements. The Company has estimated the fair value of these obligations using an income approach based on the expected cash flows method on a pooled basis using Level 3 assumptions.

FHLB Borrowings

The Company assumed FHLB borrowings in connection with the merger. The fair value of FHLB Borrowings was determined by using FHLB prepayment penalty as a proxy for the fair value adjustment. The Company decided to pay off the borrowing post acquisition date therefore no amortization is warranted.

Supplemental Pro Forma Financial Information

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the three and nine months ended September 30, 2021 and 2020, respectively, as if Landmark had been acquired on January 1, 2020. This unaudited pro forma information combines the historical results of Landmark with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision expense resulting from recording loan assets at fair value, cost savings or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented and the differences could be significant.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net interest income	$17,174	$15,902	$51,174	$40,920
Other income	4,009	4,619	14,774	10,876
Total net interest income and other income	$21,183	$20,521	$65,948	$51,796

Net income	6,598	5,839	21,446	12,170

Basic earnings per common share	$1.17	$1.04	$3.80	$2.39
Diluted earnings per common share	$1.16	$1.03	$3.77	$2.37

Merger-related expenses

For the three and nine months ended September 30, 2021, the Company incurred $2.2 million and $3.1 million in merger-related expenses related to the merger with Landmark, primarily consisting of data processing, salaries and employee benefits, and professional fee expenses. The Company expects to incur another $0.6 million in non-recurring costs to integrate systems and dispose of premises and equipment in the last quarter of 2021. For the three and nine months ended September 30, 2020, the Company incurred merger-related expenses related to the merger with MNB totaling $0.2 million and $2.4 million, primarily consisting of professional fees, salaries and employee benefits and data processing fees.

10. Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers. The policies are recorded at their cash surrender values. Increases in cash surrender values are included in non-interest income in the consolidated statements of income. As a result of the acquisition of MNB, the Company added BOLI with a value of $9.3 million during 2020. During the fourth quarter of 2020, the Company purchased an additional $11.0 million of BOLI. As a result of the acquisition of Landmark, the Company added BOLI with a value of $7.2 million during 2021. The policies’ cash surrender value totaled $52.4 million and $44.3 million, respectively, as of September 30, 2021 and December 31, 2020 and is reflected as an asset on the consolidated balance sheets. For the nine months ended September 30, 2021 and 2020, the Company has recorded income of $899 thousand and $577 thousand, respectively.

Officer Life Insurance

In 2017, the Bank entered into separate split dollar life insurance arrangements (Split Dollar Agreements) with eleven officers. This plan provides each officer a specified death benefit should the officer die while in the Bank’s employ. The Bank paid the insurance premiums in March 2017 and the arrangements were effective in March 2017. In March 2019, the Bank entered into a new Split Dollar Agreement with one officer. In January 2021, the Bank entered into Split Dollar Agreements with fifteen officers. The Bank owns the policies and all cash values thereunder. Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary. As of September 30, 2021, the policies had total death benefits of $52.4 million of which $4.4 million would have been paid to the officer’s beneficiaries and the remaining $48.0 million would have been paid to the Bank. In addition, four executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met. As of September 30, 2021 and December 31, 2020, the Company accrued expenses of $188 thousand and $154 thousand for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement. On March 20, 2019, the Bank entered into a SERP Agreement with one officer, pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2019 until normal retirement age. As a result of the acquisition of Landmark, the Company added $1.0 million in accrued SERP expenses to the consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the Company accrued expenses of $3.4 million and $2.0 million in connection with the SERP.

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

Contract balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before the payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity already received payment (or payment is due) from the customer. The Company’s non-interest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company typically does not enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2021 and December 31, 2020, the Company did not have any significant contract balances.

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

The Company’s operating leases, where the Company is lessee, include property, land and equipment. As of September 30, 2021, eleven of the Company’s branch properties and one other property were leased under operating leases. In four of the branch leases, the Company leases the land from an unrelated third party, and the buildings are the Company’s own capital improvement. The Company also leases three standalone ATMs under operating leases. Additionally, the Company has one property lease and four equipment leases classified as finance leases.

The following is an analysis of the leased property under finance leases:

(dollars in thousands)	September 30, 2021	December 31, 2020

Property and equipment	$1,673	$485
Less accumulated depreciation and amortization	(308)	(202)
Leased property under finance leases, net	$1,365	$283

The following is a schedule of future minimum lease payments under finance leases together with the present value of the net minimum lease payments as of September 30, 2021:

(dollars in thousands)	Amount

2021	$62
2022	247
2023	220
2024	164
2025	158
2026 and thereafter	613
Total minimum lease payments (a)	1,464
Less amount representing interest (b)	(89)
Present value of net minimum lease payments	$1,375

(a)The future minimum lease payments have not been reduced by estimated executory costs (such as taxes and maintenance) since this amount was deemed immaterial by management.

(b)Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate upon lease inception.

As of September 30, 2021, the Company leased its Green Ridge, Pittston, Peckville, Back Mountain, Mountain Top, Abington, Nazareth, Easton, Bethlehem, Martins Creek and Wyoming branches under the terms of operating leases. Common area maintenance is included in variable lease payments in the table below. The Abington branch has variable lease payments which are calculated as a percentage of the national prime rate of interest and are expensed as incurred. The Bethlehem and Easton branches have variable lease payments that increase annually and are expensed as incurred.

(dollars in thousands)	September 30, 2021	September 30, 2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$105	$61
Interest on lease liabilities	10	6
Operating lease cost	452	392
Short-term lease cost	30	14
Variable lease cost	3	(4)
Total lease cost	$600	$469

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$10	$6
Operating cash flows from operating leases (Fixed payments)	$413	$370
Operating cash flows from operating leases (Liability reduction)	$224	$175
Financing cash flows from finance leases	$103	$60
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,188	$88
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,644	$1,338
Weighted-average remaining lease term - finance leases	7.39 yrs	3.36 yrs
Weighted average remaining lease term - operating leases	19.70 yrs	21.47 yrs
Weighted-average discount rate - finance leases	1.81%	2.53%
Weighted-average discount rate - operating leases	3.41%	3.56%

During the first nine months of 2021, $547 thousand of the total lease cost is included in premises and equipment expense and $26 thousand is included in other expenses on the consolidated statements of income. Operating lease expense is recognized on a straight-line basis over the lease term. We recognized both the interest expense and amortization expense for finance leases in premises and equipment expense since the interest expense portion was immaterial.

The future minimum lease payments for the Company’s branch network and equipment under operating leases that have lease terms in excess of one year as of September 30, 2021 are as follows:

(dollars in thousands)	Amount

2021	$157
2022	619
2023	606
2024	602
2025	610
2026 and thereafter	9,192
Total future minimum lease payments	11,786
Plus variable payment adjustment	328
Less amount representing interest	(3,549)
Present value of net future minimum lease payments	$8,565

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

(dollars in thousands)	Amount

2021	$50
2022	104
2023	48
2024	51
2025	54
2026 and thereafter	81
Total lease payments to be received	$388

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

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Lease income - direct finance leases
Interest income on lease receivables	$201	$181	$596	$526

Lease income - operating leases	60	60	188	171
Total lease income	$261	$241	$784	$697

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of September 30, 2021 compared to December 31, 2020 and a comparison of the results of operations for the three and nine months ended September 30, 2021 and 2020. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2020 Annual Report filed on Form 10-K.

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

▪acquisitions and integration of acquired businesses, including but not limited to, the recent acquisitions of MNB Corporation (“MNB”) and its wholly-owned bank subsidiary and Landmark Bancorp Inc. (“Landmark”) and its wholly-owned bank subsidiary;

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

As a leading Northeastern Pennsylvania community bank, our goals are to enhance shareholder value while continuing to build a full-service community bank. We focus on growing our core business of retail and business lending and deposit gathering while maintaining strong asset quality and controlling operating expenses. We continue to implement strategies to diversify earning assets (see “Funds Deployed” section of this management’s discussion and analysis) and to increase low cost core deposits (see “Funds Provided” section of this management’s discussion and analysis). These strategies include a greater level of commercial lending and the ancillary business products and services supporting our commercial customers’ needs as well as residential lending strategies and an array of consumer products. We focus on developing a full banking relationship with existing, as well as new business prospects. The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services. In addition, we explore opportunities to selectively expand our franchise footprint, consisting presently of our 23-branch network.

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties, and Eastern Pennsylvania, primarily Northampton County. Rate cuts of 50 and 100 basis points during the first quarter of 2020 at the start of the pandemic completely reversed the increase initiated by the Federal Open Market Committee (FOMC) at the end of 2015. According to the U.S. Bureau of Labor Statistics, the national unemployment rate for September 2021 was 4.8%, down 1.9 percentage points from December 2020. However, the unemployment rates in the Scranton - Wilkes-Barre – Hazleton (market area north) and the Allentown – Bethlehem – Easton (market area south) Metropolitan Statistical Areas (local) remained at a higher level than the national unemployment rate. The local unemployment rates at September 30, 2021 were 6.4% in market area north and 5.5% in market area south, respectively, a decrease of 1.6 percentage points and 1.1 percentage points from the 8.0% and 6.6%, respectively, at December 31, 2020. The local unemployment rates have fluctuated as a result of the effects of the pandemic. The pandemic-related business restrictions have been lifted in our local area but unemployment is expected to remain above the pre-pandemic levels for the next few months. Stimulus payments and enhanced unemployment benefits have supported the economy throughout 2020 and 2021 and the government could continue to provide this support throughout the remainder of 2021. The median home values in the Scranton-Wilkes-Barre-Hazleton metro and Allentown-Bethlehem-Easton metro increased 22.5% and 19.6%, respectively, from a year ago, according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets. Values in the markets are expected to grow 17.7% and 15.8% in the next year. In light of these expectations, we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

On May 1, 2020, the Company completed its acquisition of MNB Corporation (“MNB”) and its wholly-owned bank subsidiary. The merger expanded the Company’s full-service footprint into Northampton County, PA and the Lehigh Valley. Non-recurring costs to facilitate the merger and integrate systems of $2.5 million were incurred during 2020.

On July 1, 2021, the Company completed its acquisition of Landmark Bancorp, Inc. (“Landmark”) and its wholly-owned bank subsidiary. The Company expects non-recurring costs to facilitate the anticipated merger and integrate systems in 2021 incurred by the Company to be $3.8 million, of which $3.1 million was recognized in the first nine months of 2021. The Company remains committed to selectively expanding branch banking and wealth management locations in Northeastern and Eastern Pennsylvania markets as opportunities arrive going forward.

For the nine months ended September 30, 2021, net income was $16.2 million, or $3.09 diluted earnings per share, compared to $7.9 million, or $1.75 diluted earnings per share, for the nine months ended September 30, 2020. Non-recurring merger-related costs and Federal Home Loan Bank (FHLB) prepayment penalties incurred are not a part of the Company’s normal operations. If these expenses had not occurred, adjusted net income (non-GAAP) for the nine months ended September 30, 2021 and 2020 would have been $19.1 million and $10.3 million, respectively. Adjusted diluted EPS (non-GAAP) would have been $3.64 and $2.29 for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021 and 2020, tangible common book value per share (non-GAAP) was $32.57 and $30.68, respectively. These non-GAAP measures should be reviewed in connection with the reconciliation of these non-GAAP ratios. See “Non-GAAP Financial Measures” located below within this management’s discussion and analysis.

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

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at September 30, 2021 and 2020.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest income (GAAP)	$18,173	$13,699	$46,680	$35,660
Adjustment to FTE	577	295	1,480	704
Interest income adjusted to FTE (non-GAAP)	18,750	13,994	48,160	36,364
Interest expense (GAAP)	999	1,163	2,730	4,297
Net interest income adjusted to FTE (non-GAAP)	$17,751	$12,831	$45,430	$32,067

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$15,185	$9,474	$37,492	$28,089

Net interest income (GAAP)	17,174	12,536	43,950	31,363
Plus: taxable equivalent adjustment	577	295	1,480	704
Non-interest income (GAAP)	4,009	4,370	14,102	9,833
Net interest income (FTE) plus non-interest income (non-GAAP)	$21,760	$17,201	$59,532	$41,900
Efficiency ratio (non-GAAP)	69.79%	55.08%	62.98%	67.04%

The following table provides a reconciliation of the tangible common equity (non-GAAP) and the calculation of tangible book value per share:

(dollars in thousands)	September 30, 2021	September 30, 2020
Tangible Book Value per Share (non-GAAP)
Total assets (GAAP)	$2,411,799	$1,711,043
Less: Intangible assets, primarily goodwill	(21,678)	(8,876)
Tangible assets	2,390,121	1,702,167
Total shareholders' equity (GAAP)	205,569	161,611
Less: Intangible assets, primarily goodwill	(21,678)	(8,876)
Tangible common equity	$183,891	$152,735

Common shares outstanding, end of period	5,645,687	4,977,750
Tangible Common Book Value per Share	$32.57	$30.68

The following table provides a reconciliation of the Company’s earnings results under GAAP to comparative non-GAAP results excluding merger-related expenses:

	Nine months ended
	September 30, 2021				September 30, 2020
(dollars in thousands except per share data)	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share
Results of operations (GAAP)	$19,010	$2,788	$16,222	$3.09	$9,407	$1,545	$7,862	$1.75
Add: Merger-related expenses	3,143	514	2,629	0.50	2,439	428	2,011	0.45
Add: FHLB prepayment penalty	369	78	291	0.05	481	101	380	0.09
Adjusted earnings (non-GAAP)	$22,522	$3,380	$19,142	$3.64	$12,327	$2,074	$10,253	$2.29

	Three months ended
	September 30, 2021				September 30, 2020
(dollars in thousands except per share data)	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share

Results of operations (GAAP)	$5,548	$689	$4,859	$0.85	$5,932	$955	$4,977	$0.99
Add: Merger-related expenses	2,201	462	1,739	0.31	221	49	172	0.04
Add: FHLB prepayment penalty	-	-	-	-	(1)	-	(1)	-
Adjusted earnings (non-GAAP)	$7,749	$1,151	$6,598	$1.16	$6,152	$1,004	$5,148	$1.03

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

Comparison of the results of operations

Three and nine months ended September 30, 2021 and 2020

Overview

For the third quarter of 2021, the Company generated net income of $4.9 million, or $0.85 per diluted share, compared to $5.0 million, or $0.99 per diluted share, for the third quarter of 2020. The $0.1 million decrease in net income was primarily the result of $5.7 million higher non-interest expenses supplemented by $0.4 million less in non-interest income. These decreases were partially offset by $4.7 million higher net interest income and $1.1 million lower provision for loan losses. Non-interest expenses increased quarter over-quarter due to the majority of merger-related expenses from the acquisition of Landmark being recognized during the third quarter of 2021 while the majority of merger-related expenses from the acquisition of MNB were recognized during the second quarter of 2020. In the year-to-date comparison, net income increased by $8.4 million to $16.2 million, or $3.09 per diluted share, from $7.8 million, or $1.75 per diluted share. Higher revenue and a lower provision for loan losses offset higher non-interest expenses year-over-year.

Return on average assets (ROA) was 0.82% and 1.15% for the third quarters of 2021 and 2020, respectively, and 1.08% and 0.74% for the nine months ended September 30, 2021 and 2020, respectively. During the same time periods, return on average shareholders’ equity (ROE) was 9.07% and 12.36%, respectively, and 11.88% and 7.66%, respectively. ROA and ROE both decreased quarter-over-quarter due to the lower net income with increases in average assets and equity due to the Landmark merger. ROA and ROE both increased in the year-to-date period due to the growth in net income relative to the increase in average assets and equity.

Net interest income and interest sensitive assets / liabilities

For the third quarter of 2021, net interest income increased $4.7 million, or 37%, to $17.2 million from $12.5 million for the third quarter of 2020. The $4.5 million growth in interest income was produced by the addition of $594.3 million in average interest-earning assets partially offset by the effect of a nine basis point decline in FTE yield earned on those assets. The loan portfolio contributed the most by providing $3.4 million more in interest income due to $286.6 million more in average loans, primarily from loans acquired from Landmark. In the investment portfolio, an increase in the average balances of municipal securities was the biggest driver of interest income growth. The average balance of total securities grew $319.5 million producing $1.4 million in additional FTE interest income despite a decrease of 32 basis points in yields earned on investments. On the liability side, total interest-bearing liabilities grew $404.2 million, on average, with a 15 basis point decrease in rates paid thereon. A 17 basis point decrease in rates paid on deposits offset the effect of $467.0 million higher average interest-bearing deposits resulting in $0.2 million less interest expense from deposits for the third quarter of 2021 compared to the 2020 like period.

Net interest income increased $12.6 million, or 40%, from $31.4 million for the nine months ended September 30, 2020 to $44.0 million for the nine months ended September 30, 2021, due to $11.0 million higher interest income and $1.6 million lower interest expense. Total average interest-earning assets increased $587.2 million while FTE yields on these assets declined 34 basis points resulting in $11.8 million of growth in FTE interest income. In the loan portfolio, the Company experienced average balance growth of $273.2 million which had the effect of producing $8.7 million more interest income, including $2.4 million in additional fees earned under the Paycheck Protection Program (PPP) during the first nine months of 2021. The average balance of the investment portfolio grew $263.9 million which resulted in $3.1 million in additional FTE interest income despite a 55 basis point reduction in yields. On the liability side, total interest-bearing liabilities grew $365.6 million on average with a 32 basis point decrease in rates paid on these interest-bearing liabilities. Growth in average interest-bearing deposits of $434.7 million was offset by a 31 basis point decrease in the rates paid on deposits reducing interest expense by $1.2 million. In addition, the Company utilized $69.1 million less in average borrowings during the first nine months of 2021 which resulted in $0.4 million less interest expense from borrowings.

The FTE net interest rate spread and margin increased by six and two basis points, respectively, for the three months ended September 30, 2021 compared to the same 2020 period. The spread and margin increased quarter-over-quarter due to the reduction in rates paid on interest-bearing liabilities which outpaced the lower yield earned on interest-earning assets. The spread and margin decreased by two and eight basis points, respectively, for the nine months ended September 30, 2021 compared to the same 2020 period. The yields earned on interest-earning assets declined faster than the rates paid on interest-bearing liabilities causing the reduction in net interest rate spread. The decrease in net interest rate margin was due to the higher average balance of interest-bearing cash. The overall 19 and 20 basis point cost of funds, which includes the impact of non-interest bearing deposits, decreased 11 and 25 basis points for the three and nine months ended September 30, 2021 compared to the same 2020 periods. The primary reason for the decline was the reduction in rates paid on deposits coupled with the increased average balances of non-interest bearing deposits compared to the same 2020 periods.

For the last quarter of 2021, the Company expects to operate in a relatively low interest rate environment. A rate environment with market interest rates continuing to remain lower than portfolio yields positions the Company to reduce its interest income performance from new and maturing earning assets. Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end of the curve, the interest rate margin is likely to experience compression. The FOMC began easing the federal funds rate during the second half of 2019 and continued through the first quarter of 2020 which reduced rates paid on interest-bearing liabilities. On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans was cut 75 basis points in the second half of 2019 and another 150 basis points in the first quarter of 2020. Consensus economic forecasts are predicting gradual increases in long-term rates. The 2021 focus is to manage net interest income through a relatively low range-bound forecasted rate cycle by controlling loan and deposit pricing to maintain a reasonable spread. Interest income is projected to increase from investing low earning cash balances in securities and the higher balances of interest-earning assets from the Landmark acquisition for the remainder of 2021 into 2022. Management expects to actively reduce the cost of funds to partially mitigate spread compression throughout this rate cycle. Continued growth in the loan portfolios complemented with investment security purchases to maintain prudent cash balances is expected to boost interest income, and when coupled with a proactive relationship approach to loan rate/deposit cost setting strategies should help mitigate spread compression and contain the interest rate margin at acceptable levels.

The Company’s cost of interest-bearing liabilities was 0.26% and 0.28% for the three and nine months ended September 30, 2021, or 15 and 32 basis points lower than the cost for the same 2020 periods. The decrease in interest paid on both deposits and borrowings contributed to the lower cost of interest-bearing liabilities. The FOMC is not expected to cut the federal funds rate further in the immediate future, but the Company has the opportunity to reduce rates paid on deposits as higher-priced promotional rates and negotiated rates reprice into products with lower rates. To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances. Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated. Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for September 30, 2021 and 2020 to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments. This treatment allows a uniform comparison among yields on interest-earning assets. Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for loan losses. Home equity lines of credit (HELOC) are included in the residential real estate category since they are secured by real estate. Net deferred loan fee accretion of $1.0 million and $0.7 million during the third quarters of 2021 and 2020, respectively, and $3.2 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively, are included in interest income from loans. MNB and Landmark loan fair value purchase accounting adjustments of $900 thousand and $249 thousand are included in interest income from loans and $25 thousand and $88 thousand reduced interest expense on deposits for the three months ended September 30, 2021 and 2020. MNB and Landmark loan fair value purchase accounting adjustments of $1.8 million and $411 thousand are included in interest income from loans and $61 thousand and $159 thousand reduced interest expense on deposits for the nine months ended September 30, 2021 and 2020. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Residual values for direct finance leases are included in the average balances for consumer loans. Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets. Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	September 30, 2021			September 30, 2020
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$123,561	$54	0.17%	$135,909	$46	0.14%
Restricted investments in bank stock	3,430	28	3.25	2,763	37	5.34
Investments:
Agency - GSE	110,131	382	1.37	26,983	103	1.52
MBS - GSE residential	219,391	795	1.44	159,524	729	1.82
State and municipal (nontaxable)	223,571	1,651	2.93	98,290	856	3.46
State and municipal (taxable)	79,084	377	1.89	28,014	146	2.07
Other	108	-	0.40	-	-	-
Total investments	632,285	3,205	2.01	312,811	1,834	2.33
Loans and leases:
C&I and CRE (taxable)	795,821	9,692	4.83	626,255	7,094	4.51
C&I and CRE (nontaxable)	53,632	513	3.79	42,359	422	3.96
Consumer	199,540	2,004	3.98	166,607	1,688	4.03
Residential real estate	381,149	3,254	3.39	308,369	2,873	3.71
Total loans and leases	1,430,142	15,463	4.29	1,143,590	12,077	4.20
Total interest-earning assets	2,189,417	18,750	3.40%	1,595,073	13,994	3.49%
Non-interest earning assets	168,838			130,459
Total assets	$2,358,256			$1,725,532

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$674,146	$464	0.27%	$421,719	$332	0.31%
Savings and clubs	222,077	25	0.04	169,219	31	0.07
MMDA	467,269	221	0.19	316,417	325	0.41
Certificates of deposit	158,657	168	0.42	147,829	382	1.03
Total interest-bearing deposits	1,522,149	878	0.23	1,055,184	1,070	0.40
Secured borrowings	20,140	121	2.37	-	-	-
Short-term borrowings	68	-	0.14	78,056	53	0.27
FHLB advances	49	-	0.06	5,000	40	3.19
Total interest-bearing liabilities	1,542,406	999	0.26%	1,138,240	1,163	0.41%
Non-interest bearing deposits	579,629			407,604
Non-interest bearing liabilities	23,798			19,462
Total liabilities	2,145,833			1,565,306
Shareholders' equity	212,423			160,226
Total liabilities and shareholders' equity	$2,358,256			$1,725,532
Net interest income - FTE		$17,751			$12,831

Net interest spread			3.14%			3.08%
Net interest margin			3.22%			3.20%
Cost of funds			0.19%			0.30%

	Nine months ended
(dollars in thousands)	September 30, 2021			September 30, 2020
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$119,827	$114	0.13%	$69,712	$96	0.18%
Restricted investments in bank stock	3,160	96	4.08	3,117	124	5.30
Investments:
Agency - GSE	80,147	820	1.37	16,020	209	1.74
MBS - GSE residential	178,355	1,911	1.43	144,792	2,334	2.15
State and municipal (nontaxable)	188,955	4,271	3.02	72,084	2,038	3.78
State and municipal (taxable)	61,371	857	1.87	11,963	200	2.23
Other	36	0	0.40	118	3	3.42
Total investments	508,864	7,859	2.06	244,977	4,784	2.61
Loans and leases:
C&I and CRE (taxable)	694,274	24,873	4.79	492,440	17,156	4.65
C&I and CRE (nontaxable)	46,185	1,331	3.85	39,986	1,148	3.84
Consumer	174,869	5,126	3.92	166,735	5,002	4.01
Residential real estate	333,167	8,761	3.52	276,133	8,054	3.90
Total loans and leases	1,248,495	40,091	4.29	975,294	31,360	4.30
Total interest-earning assets	1,880,346	48,160	3.42%	1,293,100	36,364	3.76%
Non-interest earning assets	134,633			131,215
Total assets	$2,014,979			$1,424,315

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$569,947	$1,258	0.30%	$339,361	$1,032	0.41%
Savings and clubs	203,109	88	0.06	139,326	84	0.08
MMDA	407,106	738	0.24	260,098	1,290	0.66
Certificates of deposit	128,978	499	0.52	135,662	1,375	1.35
Total interest-bearing deposits	1,309,140	2,583	0.26	874,447	3,781	0.58
Secured borrowings	6,787	121	2.37	-	-	-
Short-term borrowings	129	-	0.33	64,673	248	0.50
FHLB advances	1,134	26	3.07	12,491	268	2.87
Total interest-bearing liabilities	1,317,190	2,730	0.28%	951,611	4,297	0.60%
Non-interest bearing deposits	494,582			317,240
Non-interest bearing liabilities	20,607			17,333
Total liabilities	1,832,379			1,286,184
Shareholders' equity	182,600			137,131
Total liabilities and shareholders' equity	$2,014,979			$1,423,315
Net interest income - FTE		$45,430			$32,067

Net interest spread			3.14%			3.16%
Net interest margin			3.23%			3.31%
Cost of funds			0.20%			0.45%

Changes in net interest income are a function of both changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which changes in interest rates and changes in volumes of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (1) the changes attributable to changes in volume (changes in volume multiplied by the prior period rate), (2) the changes attributable to changes in interest rates (changes in rates multiplied by prior period volume) and (3) the net change. The combined effect of changes in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate. Tax-exempt income was not converted to a tax-

equivalent basis on the rate/volume analysis:

	Nine months ended September 30,
(dollars in thousands)	2021 compared to 2020			2020 compared to 2019
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$54	$(36)	$18	$126	$(70)	$56
Restricted investments in bank stock	1	(29)	(28)	(80)	(138)	(218)
Investments:
Agency - GSE	665	(53)	612	143	(55)	88
MBS - GSE residential	466	(890)	(424)	318	(652)	(334)
State and municipal	2,705	(551)	2,154	769	(300)	469
Other	(1)	(2)	(3)	3	-	3
Total investments	3,835	(1,496)	2,339	1,233	(1,007)	226
Loans and leases:
Residential real estate	1,547	(840)	707	1,820	(1,002)	818
C&I and CRE	7,251	609	7,860	6,342	(1,283)	5,059
Consumer	237	(113)	124	240	159	399
Total loans and leases	9,035	(344)	8,691	8,402	(2,126)	6,276
Total interest income	12,925	(1,905)	11,020	9,681	(3,341)	6,340

Interest expense:
Deposits:
Interest-bearing checking	563	(337)	226	441	(571)	(130)
Savings and clubs	32	(28)	4	21	(47)	(26)
Money market	510	(1,062)	(552)	852	(1,230)	(378)
Certificates of deposit	(65)	(811)	(876)	193	(367)	(174)
Total deposits	1,040	(2,238)	(1,198)	1,507	(2,215)	(708)
Repurchase agreements	121	-	121	-	-	-
Overnight borrowings	(185)	(63)	(248)	335	(829)	(494)
FHLB advances	(260)	18	(242)	(140)	23	(117)
Total interest expense	716	(2,283)	(1,567)	1,702	(3,021)	(1,319)
Net interest income	$12,209	$378	$12,587	$7,979	$(320)	$7,659

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

For the nine months ended September 30, 2021 and 2020, the Company recorded a provision for loan losses of $1.6 million and $3.7 million, respectively, a $2.1 million, or 58%, decrease. The decrease in the provision for loan losses from the year earlier period was primarily attributed to the COVID-related provisioning that occurred during the nine months ended September 30, 2020, which was not similarly warranted during the nine months ended September 30, 2021 due to the improvement in the Company’s economic environment compared to the year earlier period.

See the discussion of the qualitative factors within the “Allowance for loan losses” section of this management’s discussion and analysis. Although uncertainty over COVID’s duration and severity complicates management’s ability to render a more precise estimate of credit losses, management currently believes the level of provisioning for the nine months ended September 30, 2021 was adequate based on the information that was available as of the reporting date and subsequent period up to the filing date.

The provision for loan losses derives from the reserve required from the allowance for loan losses calculation. The Company continued provisioning for the nine months ended September 30, 2021 to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the third quarter of 2021, non-interest income amounted to $4.0 million, a decrease of $0.4 million, or 8%, compared to $4.4 million recorded for the same 2020 period. The decrease was due to managements’ decision to hold mortgages to earn interest income during the third quarter of 2021 which caused $1.2 million lower gains on loan sales. Partially offsetting this decrease was $0.2 million higher interchange fees from increased debit card usage. Additionally, there were increases in deposit service charges of $0.2 million and wealth management fees (fees from trust fiduciary activities and financial services) of $0.2 million.

Non-interest income totaled $14.1 million for the nine months ended September 30, 2021, an increase of $4.3 million, or 43%, from the $9.8 million recorded for the nine months ended September 30, 2020. The increase was primarily due to $1.7 million higher gains on loan sales due to the high volume of mortgage sales during the first half of 2021 and $1.1 million in additional interchange fees from a higher number of transactions. Also contributing to the increase was $0.3 million in additional loan service charges, $0.3 million higher earnings on bank-owned life insurance, $0.4 million more in wealth management fees and $0.3 million higher service charges on deposits.

Operating expenses

For the quarter ended September 30, 2021, total non-interest expenses were $15.2 million, an increase of $5.7 million, or 60%, compared to $9.5 million for the same 2020 quarter. The higher non-interest expenses resulted from $2.0 million more in merger-related expenses from the timing of the Landmark merger compared to the MNB merger. Salary and employee benefits rose $1.6 million, or 29%, to $7.0 million for the third quarter of 2021 from $5.4 million for the third quarter of 2020. The increase was primarily due to salaries and benefits from additional employees resulting from the merger and performance-based incentive compensation. Advertising and marketing expenses increased $0.5 million due to higher marketing costs and a $0.2 million donation to Fidelity D & D Charitable Foundation. Premises and equipment expenses increased $0.4 million, or 27%, primarily due to property and equipment acquired from the merger. Data processing and communications expenses increased $0.2 million due to additional systems and equipment added from the merger. Professional fees increased $0.2 million due to higher state banking, correspondent bank services, legal, audit, cross armored and other professional service expenses required for the larger bank after the two mergers.

For the nine months ended September 30, 2021, non-interest expenses increased $9.4 million, or 33%, compared to the nine months ended September 30, 2020, from $28.1 million to $37.5 million. The largest increase was salaries and employee benefit expenses which grew $4.2 million, or 29%. The increase stemmed from staff additions from new hires and employees from the MNB and Landmark acquisitions and higher performance-based incentives. Premises and equipment expenses increased $1.1 million, or 28%, due to higher expenses for pandemic response, depreciation and other expenses related to premises and equipment acquired from the mergers. Advertising and marketing expenses increased $0.9 million from additional advertising and donations. Professional services increased $0.9 million primarily due to higher audit, legal, pandemic-related service expenses and other professional fees resulting from the mergers. Merger-related expenses were $0.7 million higher for the first nine months of 2021 compared to the same 2020 period.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, were 1.55% and 1.71% for the nine months ended September 30, 2021 and 2020. The expense ratio decreased because of increased levels of average assets. The efficiency ratio (non-GAAP) decreased from 67.04% at September 30, 2020 to 62.98% at September 30, 2021 due to revenue increasing faster than expenses. For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Merger related expenses expected to be incurred by the Company of $0.6 million are anticipated over the last quarter of 2021 primarily for the closings and disposal of premises and equipment related to the merger with Landmark Bancorp, Inc.

Provision for income taxes

The provision for income taxes increased $1.2 million for nine months ended September 30, 2021 compared to the same 2020 period due to higher pre-tax income. The Company's effective tax rate was 14.7% at September 30, 2021 compared to 16.4% at September 30, 2020. The difference between the effective rate and the enacted statutory corporate rate of 21% is due mostly to the effect of tax-exempt income in relation to the level of pre-tax income. The decrease in the effective tax rate was primarily due to higher tax-exempt interest income. Due to challenges relating to current market conditions, the Company may not have the ability to make a reliable estimate of all or part of its ordinary income which could cause volatility in the effective tax rate. If the federal corporate tax rate is increased, the Company’s net deferred tax liabilities will be re-valued upon adoption of the new tax rate. A federal tax rate increase will increase net deferred tax liabilities with a corresponding increase to provision for income taxes.

Comparison of financial condition at

September 30, 2021 and December 31, 2020

Overview

Consolidated assets increased $712.3 million, or 42%, to $2.4 billion as of September 30, 2021 from $1.7 billion as of December 31, 2020. As a result of the merger with Landmark, the Company acquired $375.6 million in total assets, $298.9 million in total loans and $308.5 million in total deposits. The remaining increase in assets occurred primarily in cash and cash equivalents and the investment portfolio funded by growth in deposits. As explained in greater detail below, growth in deposits occurred because of business activity, government relief due to the pandemic and increases in personal account balances. Cash inflow from growth in deposits was used to purchase investment securities and pay down borrowings.

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

As of September 30, 2021, the carrying value of investment securities amounted to $686.9 million, or 28% of total assets, compared to $392.4 million, or 23% of total assets, at December 31, 2020. As of September 30, 2021, 35% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations.

Investment securities were comprised of AFS securities as of September 30, 2021 and December 31, 2020. The AFS securities were recorded with a net unrealized gain of $0.2 million as of September 30, 2021 and a net unrealized gain of $11.3 million as of December 31, 2020. Of the net decline in the unrealized gain position of $11.1 million, $5.9 million was attributable to municipal securities, $3.5 million was attributable to mortgage-backed securities and $1.7 million was attributable to agency securities. The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve. Generally, the values of debt securities move in the opposite direction of the changes in interest rates. As interest rates along the treasury yield curve rise, especially at the intermediate and long end, the values of debt securities tend to decline. Whether or not the value of the Company’s investment portfolio will continue to change above or below its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio. Management does not consider the reduction in value attributable to changes in credit quality. Correspondingly, when interest rates decline, the market values of the Company’s debt securities portfolio could be subject to market value increases.

As of September 30, 2021, the Company had $446.0 million in public deposits, or 21% of total deposits. Pennsylvania state law requires the Company to maintain pledged securities on these public deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers. As of September 30, 2021, the balance of pledged securities required for public and trust deposits was $418.4 million, or 61% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary. Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired. If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized. During the six months ended September 30, 2021, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

During the nine months ended September 30, 2021, the carrying value of total investments increased $294.5 million, or 75%. The growth in the investment portfolio was due to the increase in low earning cash that was used to purchase higher yielding securities. As a result of the acquisition of Landmark, the Company acquired $49.4 million in securities of which $16.5 million was retained and the remaining securities were liquidated and reinvested. The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company. Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile.

A comparison of investment securities at September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Amount	%	Amount	%

MBS - GSE residential	$238,946	34.8%	$147,260	37.5%
Obligations of states & political subdivisions	336,465	49.0	199,713	50.9
Agency - GSE	111,515	16.2	45,447	11.6
Total	$686,926	100.0%	$392,420	100.0%

As of September 30, 2021, there were no investments from any one issuer with an aggregate book value that exceeded 10% of the Company’s shareholders’ equity.

The distribution of debt securities by stated maturity and tax-equivalent yield at September 30, 2021 are as follows:

			More than		More than		More than
	One year or less		one year to five years		five years to ten years		ten years		Total
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%

MBS - GSE residential	$-	-%	$128	3.85%	$5,726	2.09%	$233,092	1.54%	$238,946	1.55%
Obligations of states & political subdivisions	1,212	4.61	-	-	27,360	1.59	307,893	2.37	336,465	2.32
Agency - GSE	-	-	9,452	2.06	80,579	1.26	21,484	1.65	111,515	1.40
Total debt securities	$1,212	4.61%	$9,580	2.08%	$113,665	1.38%	$562,469	1.99%	$686,926	1.89%

In the above table, the book yields on state & municipal subdivisions were adjusted to a tax-equivalent basis using the corporate federal tax rate of 21%. In addition, average yields on securities AFS are based on amortized cost and do not reflect unrealized gains or losses.

Restricted investments in bank stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh. Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level. In addition, the Company earns a return or dividend based on the amount invested. Atlantic Community Bankers Bank (ACBB) stock totaling $37 thousand was acquired from the merger with Landmark in 2021. The dividends received from the FHLB totaled $104 thousand and $165 thousand for the nine months ended September 30, 2021 and 2020, respectively. The balance in FHLB and ACBB stock was $3.3 million and $2.8 million as of September 30, 2021 and December 31, 2020, respectively.

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

As of September 30, 2021 and December 31, 2020, loans HFS consisted of residential mortgages with carrying amounts of $47.2 million and $29.8 million, respectively, which approximated their fair values. During the nine months ended September 30, 2021, residential mortgage loans with principal balances of $140.7 million were sold into the secondary market and the Company recognized net gains of $3.6 million, compared to $106.5 million and $2.0 million, respectively, during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the Company also sold one SBA guaranteed loan with a principal balance of $0.2 million and recognized a net gain on the sale of $24 thousand. During the third quarter of 2021, management decided to hold mortgages HFS longer to earn interest income. The majority of the mortgages HFS at September 30, 2021 will be transferred to loans held for investment and the remaining loans will be sold during the fourth quarter of 2021.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster personal relationships. At September 30, 2021 and December 31, 2020, the servicing portfolio balance of sold residential mortgage loans was $433.3 million and $366.5 million, respectively, with mortgage servicing rights of $1.8 million and $1.3 million for the same periods, respectively.

Loans and leases

As of September 30, 2021, the Company had gross loans and leases, including originated and acquired loans and leases, totaling $1.39 billion compared to $1.12 billion at December 31, 2020, an increase of $270 million, or 24%.

Growth in the portfolio was attributed to a $39 million, or 4%, increase in the originated portfolio and a $231 million, or 110%, increase in the acquired portfolio. Growth in the originated portfolio was primarily attributed to the commercial real estate portfolio, resulting from the origination of several large commercial real estate loans during 2021, and the residential portfolio, stemming from the strength of the housing market in the Company’s service area and the low interest rate environment. Growth in the acquired portfolio was attributed to the $299 million in loans added to the Company’s balance sheet from the Landmark merger, which closed in the third quarter of 2021.

The composition of the loan portfolio at September 30, 2021 and December 31, 2020 is summarized as follows:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Amount	%	Amount	%

Commercial and industrial	$264,170	19.0%	$280,757	25.0%
Commercial real estate:
Non-owner occupied	306,537	22.0	192,143	17.1
Owner occupied	247,563	17.8	179,923	16.1
Construction	12,081	0.9	10,231	0.9
Consumer:
Home equity installment	47,331	3.4	40,147	3.6
Home equity line of credit	53,747	3.9	49,725	4.4
Auto	121,080	8.7	98,386	8.8
Direct finance leases	23,661	1.7	20,095	1.8
Other	7,701	0.6	7,602	0.7
Residential:
Real estate	271,760	19.5	218,445	19.5
Construction	34,519	2.5	23,357	2.1
Gross loans	1,390,150	100.0%	1,120,811	100.0%
Less:
Allowance for loan losses	(15,601)		(14,202)
Unearned lease revenue	(1,312)		(1,159)
Net loans	$1,373,237		$1,105,450

Loans held-for-sale	$47,159		$29,786

Commercial & industrial and commercial real estate

As of September 30, 2021, the commercial loan portfolio increased by $167 million, or 25%, to $830 million over the December 31, 2020 balance of $663 million as $170 million in growth in the acquired portfolio related to the Landmark merger was offset by $3 million in contraction in the originated portfolio. Excluding the $51 million reduction in PPP loans during the nine months ended

September 30, 2021, the originated commercial portfolio grew $48 million due to the origination of several large CRE loans during the year.

The commercial loan portfolio consisted of $499 million in originated loans, including $51 million in PPP loans, and $331 million in loans acquired from MNB and Landmark as of September 30, 2021.

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

Beginning in the fourth quarter of 2020 and continuing during 2021, the Company submitted PPP forgiveness applications to the SBA, and through September 30, 2021, the Company received forgiveness or paydowns of $183 million, or 77%, of the original PPP loan balances of $236 million with $156 million occurring during the nine months ended September 30, 2021.

As a PPP lender, the Company received fee income of approximately $9.9 million with $7.7 million recognized to date, including $3.3 million of PPP fee income recognized during 2020 and $4.4 million recognized during the nine months ended September 30, 2021. Unearned fees attributed to PPP loans, net of $0.1 million in fees paid to referral sources as prescribed by the SBA under the PPP, were $2.1 million as of September 30, 2021.

The PPP loans originated by size were as follows as of September 30, 2021:

(dollars in thousands)	Balance originated	Current balance	Total SBA fee	SBA fee recognized
$150,000 or less	$76,594	$19,237	$4,866	$3,578
Greater than $150,000 but less than $2,000,000	128,082	34,225	4,765	3,799
$2,000,000 or higher	31,656	-	316	316
Total PPP loans originated	$236,332	$53,462	$9,947	$7,693

The table above does not include the $20.3 million in PPP loans acquired as a result of the merger with Landmark during the third quarter of 2021. As of September 30, 2021, the balance of outstanding acquired PPP loans was $13.4 million.

Consumer

The consumer loan portfolio consisted of home equity installment, home equity line of credit, auto, direct finance leases and other consumer loans.

As of September 30, 2021, the consumer loan portfolio increased by $38 million, or 17%, to $254 million compared to the December 31, 2020 balance of $216 million, due to $31 million in growth in the acquired portfolio related to the Landmark merger and $7 million in growth in the originated portfolio, specifically from the home equity line of credit and direct finance lease portfolios.

Residential

As of September 30, 2021, the residential loan portfolio increased by $64 million, or 27%, to $306 million compared to the December 31, 2020 balance of $242 million due to $30 million in growth in the acquired portfolio related to the Landmark merger and $34 million in growth in the originated portfolio due to the strength of the housing market in the Company’s service area and the low interest rate environment.

The residential loan portfolio consisted primarily of held-for-investment residential loans for primary residences. Originated loans totaled $238 million and acquired loans totaled $68 million as of September 30, 2021 compared to originated loans of $204 million and acquired loans of $38 million as of December 31, 2020.

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

Acquired loans are initially recorded at their acquisition date fair values with no carryover of the existing related allowance for loan losses. Fair values are based on a discounted cash flow methodology that involves assumptions and judgements as to credit risk, expected lifetime losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. Upon acquisition, in accordance with GAAP, the Company has individually determined whether each acquired loan is within the scope of ASC 310-30. These loans are deemed purchased credit impaired loans and the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount.

Acquired ASC 310-20 loans, which are loans that did not meet the criteria of ASC 310-30, were pooled into groups of similar loans based on various factors including borrower type, loan purpose, and collateral type. These loans are initially recorded at fair value and include credit and interest rate marks associated with purchase accounting adjustments. Purchase premiums or discounts are subsequently amortized as an adjustment to yield over the estimated contractual lives of the loans. There is no allowance for loan losses established at the acquisition date for acquired performing loans. An allowance for loan losses is recorded for any credit deterioration in these loans after acquisition. As of September 30, 2021, no allowance was recorded for credit deterioration in acquired loans.

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

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	nine months ended		twelve months ended		nine months ended
(dollars in thousands)	September 30, 2021		December 31, 2020		September 30, 2020

Balance at beginning of period	$14,202		$9,747		$9,747

Charge-offs:
Commercial and industrial	(120)		(372)		(265)
Commercial real estate	(209)		(465)		(410)
Consumer	(110)		(296)		(184)
Residential	(43)		(35)		(35)
Total	(482)		(1,168)		(894)

Recoveries:
Commercial and industrial	20		26		24
Commercial real estate	241		30		22
Consumer	70		120		93
Residential	-		197		192
Total	331		373		331
Net charge-offs	(151)		(795)		(563)
Provision for loan losses	1,550		5,250		3,700
Balance at end of period	$15,601		$14,202		$12,884

Allowance for loan losses to total loans	1.12%		1.27%		1.13%
Net charge-offs to average total loans outstanding	0.02%		0.08%		0.08%
Average total loans	$1,248,495		$1,019,373		$975,294
Loans 30 - 89 days past due and accruing	$1,086		$1,598		$1,254
Loans 90 days or more past due and accruing	$112		$61		$81
Non-accrual loans	$2,747		$3,769		$3,941
Allowance for loan losses to non-accrual loans	5.68	x	3.77	x	3.27	x
Allowance for loan losses to non-performing loans	5.46	x	3.71	x	3.20	x

For the nine months ended September 30, 2021, the allowance increased $1.4 million, or 10%, to $15.6 million from $14.2 million at December 31, 2020 due to provisioning of $1.6 million partially offset by $0.2 million in net charge-offs. The allowance for loan and lease losses decreased as a percentage of total loans to 1.12% from 1.27% at December 31, 2020 as the growth in the loan portfolio (24%) outpaced the growth in the allowance for loan losses (10%) during the same period.

Loans acquired from the MNB and Landmark mergers (performing and non-performing) were initially recorded at their acquisition-date fair values. Since there is no initial credit valuation allowance recorded under this method, the Company establishes a post-acquisition allowance of loan losses to record losses which may subsequently arise on the acquired loans. Since no deterioration was noted for any such loans following acquisition, no allowance for loan and lease losses was provided at this time.

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

During the second quarter of 2021, management increased the qualitative factors associated with its commercial & industrial portfolio related to the rising delinquency observed during this period, which was on a worsening trend on both a quarter-over-quarter and year-over-year basis.

During the third quarter of 2021, management reduced the qualitative factors associated with its commercial, consumer, and residential portfolios related to the improvement in the economic environment compared to the prior period, which was attributed to the improving key risk indicators used in the analysis including: national unemployment rate, personal consumer expenditures, industrial production and consumer sentiment.

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

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

	For the nine	% of Total	For the nine	% of Total
	months ended	Net	months ended	Net
(dollars in thousands)	September 30, 2021	Charge-offs	September 30, 2020	Charge-offs
Net charge-offs
Commercial and industrial	$(100)	66%	$(241)	43%
Commercial real estate	33	(22)	(388)	69
Consumer	(40)	27	(91)	16
Residential	(43)	29	157	(28)
Total net charge-offs	$(150)	100%	$(563)	100%

For the nine months ended September 30, 2021, net charge-offs against the allowance totaled $150 thousand compared with net charge-offs of $563 thousand for the nine months ended September 30, 2020, representing a $413 thousand, or 74%, decrease. This decrease was attributed to general economic improvement and continued high levels of liquidity for the Company’s customers.

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

	September 30, 2021		December 31, 2020		September 30, 2020
		Category		Category		Category
		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$7,285	41%	$6,383	34%	$5,843	33%
Commercial and industrial	2,441	19	2,407	25	1,848	27
Consumer	2,446	18	2,552	19	2,272	19
Residential real estate	3,013	22	2,781	22	2,870	21
Unallocated	416	-	79	-	51	-
Total	$15,601	100%	$14,202	100%	$12,884	100%

As of September 30, 2021, the commercial loan portfolio, consisting of CRE and C&I loans, comprised 62% of the total allowance for loan losses compared with 62% on December 31, 2020 and 60% on September 30, 2020. The 2% year-over-year increase in the commercial loan allowance allocation resulted from increased risk in the commercial portfolio due residual economic impact due to the COVID-19 pandemic.

As of September 30, 2021, the consumer loan portfolio comprised 16% of the total allowance for loan losses compared with 18% on December 31, 2020 and September 30, 2020. The 2% decrease in the consumer loan allowance allocation was the result of relatively higher allocation in the commercial portfolio combined with improving household financial status from increased liquidity and strengthening employment prospects.

As of September 30, 2021, the residential loan portfolio comprised 19% of the total allowance for loan losses compared with 20% on December 31, 2020 and 22% on September 30, 2020. The 1% and 3% decrease, respectively, was the result of the relatively higher allocation in the commercial portfolio combined with improving household financial status from increased liquidity and strengthening employment prospects.

As of September 30, 2021, the unallocated reserve, representing the portion of the allowance not specifically identified with a loan or groups of loans, comprised 3% of the total allowance for loan losses compared with less than 1% of the total allowance for loan losses on December 31, 2020 and September 30, 2020. Management elected to retain a higher unallocated reserve due to increasing uncertainty over Federal Reserve response to persistently high inflation and uncertainty over the impact on consumer demand due to continued supply chain problems heading into the critical holiday season.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructurings (TDRs), other real estate owned (ORE) and repossessed assets.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	September 30, 2021	December 31, 2020	September 30, 2020

Loans past due 90 days or more and accruing	$112	$61	$81
Non-accrual loans *	2,747	3,769	3,941
Total non-performing loans	2,859	3,830	4,022
Troubled debt restructurings	2,479	2,571	2,579
Other real estate owned and repossessed assets	803	256	376
Total non-performing assets	$6,141	$6,657	$6,977

Total loans, including loans held-for-sale	$1,435,997	$1,149,438	$1,151,010
Total assets	$2,411,799	$1,699,510	$1,711,043
Non-accrual loans to total loans	0.19%	0.33%	0.34%
Non-performing loans to total loans	0.20%	0.33%	0.35%
Non-performing assets to total assets	0.25%	0.39%	0.41%

* In the table above, the amount includes non-accrual TDRs of $0.6 million as of September 30, 2021, $0.7 million as of December 31, 2020 and $0.5 million as of September 30, 2020.

Management routinely reviews the loan portfolio to identify loans that are either delinquent or are otherwise deemed by management unable to repay in accordance with contractual terms. Generally, loans of all types are placed on non-accrual status if a loan of any type is past due 90 or more days or if collection of principal and interest is in doubt. Further, unsecured consumer loans are charged-off when the principal and/or interest is 90 days or more past due. Uncollected interest income accrued on all loans placed on non-accrual is reversed and charged to interest income.

Non-performing assets represented 0.25% of total assets at September 30, 2021 compared with 0.39% at December 31, 2020 and 0.41% at September 30, 2020. The year-to-date improvement in the non-performing assets ratio was the result of the $0.5 million, or 8%, decrease in non-performing assets, specifically non-accrual loans, coupled with the $713 million, or 42%, increase in total assets to $2.4 billion at September 30, 2021.

From December 31, 2020 to September 30, 2021, non-accrual loans declined $1.0 million, or 27%, from $3.8 million to $2.8 million. The $1.0 million decline in non-accrual loans was the result of $1.3 million in payments, $0.3 million in charge-offs, and $0.1 million in moves to ORE offset by $0.7 million in additions. At September 30, 2021, there were a total of 34 loans to 30 unrelated borrowers with balances that ranged from less than $1 thousand to $0.5 million. At December 31, 2020, there were a total of 46 loans to 38 unrelated borrowers with balances that ranged from less than $1 thousand to $0.5 million.

There were two full recourse auto loans and one consumer other loan totaling $112 thousand that were over 90 days past due as of September 30, 2021 compared to two direct finance leases totaling $61 thousand that were over 90 days past due as of December 31, 2020. The Company seeks payments from all past due customers through an aggressive customer communication process. A past due loan will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

The composition of non-performing loans as of September 30, 2021 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$264,170	$-	$259	$259	0.10%
Commercial real estate:
Non-owner occupied	306,537	-	601	601	0.20%
Owner occupied	247,563	-	1,020	1,020	0.41%
Construction	12,081	-	-	-	-
Consumer:
Home equity installment	47,331	-	27	27	0.06%
Home equity line of credit	53,747	-	97	97	0.18%
Auto loans	121,080	111	49	160	0.13%
Direct finance leases *	22,349	-	-	-	-
Other	7,701	1	-	1	0.01%
Residential:
Real estate	271,760	-	694	694	0.26%
Construction	34,519	-	-	-	-
Loans held-for-sale	47,159	-	-	-	-
Total	$1,435,997	$112	$2,747	$2,859	0.20%

*Net of unearned lease revenue of $1.3 million.

Payments received from non-accrual loans are recognized on a cost recovery method. Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. If the non-accrual loans that were outstanding as of September 30, 2021 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $144 thousand.

The following tables set forth the activity in TDRs for the periods indicated:

As of and for the nine months ended September 30, 2021
	Accruing	Non-accruing
	Commercial	Commercial	Commercial
(dollars in thousands)	real estate	real estate	& industrial	Total
Troubled Debt Restructures:
Beginning balance	$2,571	$456	$206	$3,233
Additions	2	-	-	2
Pay downs / payoffs	(94)	(37)	(6)	(137)
Charge offs	-	-	(65)	(65)
Ending balance	$2,479	$419	$135	$3,033
Number of loans	7	1	2	10

As of and for the year ended December 31, 2020
	Accruing	Non-accruing
	Commercial	Commercial	Commercial
(dollars in thousands)	real estate	real estate	& industrial	Total
Troubled Debt Restructures:
Beginning balance	$991	$561	$-	$1,552
Additions	1,600	2	206	1,808
Pay downs / payoffs	(20)	(8)	-	(28)
Charge offs	-	(99)	-	(99)
Ending balance	$2,571	$456	$206	$3,233
Number of loans	8	2	2	12

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

From December 31, 2020 to September 30, 2021, TDRs decreased $200 thousand, or 6%, primarily due to the payoff of a $78 thousand accruing commercial real estate TDR and charge-offs totaling $65 thousand for two non-accrual commercial real estate TDRs to a single borrower. At December 31, 2020, there were a total of 12 TDRs by 9 unrelated borrowers with balances that ranged from $1 thousand to $1.3 million, and at September 30, 2021, there were a total of 10 TDRs by 7 unrelated borrowers with balances that ranged from $50 thousand to $1.3 million.

Loans modified in a TDR may or may not be placed on non-accrual status. At September 30, 2021, there were three TDRs totaling $0.6 million that were on non-accrual status compared to four TDRs totaling $0.7 million at December 31, 2020.

Beginning the week of March 16, 2020, the Company began receiving requests for temporary modifications to the repayment structure for borrower loans. Modification terms included interest only or full payment deferral for up to 6 months. As of September 30, 2021, the Company had no COVID-related modifications outstanding. Although contractual payments have returned to normal, residual impacts on borrowers’ ability to repay due to the COVID-19 pandemic may persist.

Foreclosed assets held-for-sale

From December 31, 2020 to September 30, 2021, foreclosed assets held-for-sale (ORE) increased from $256 thousand to $803 thousand, a $547 thousand increase, which was primarily attributed to one $488 thousand ORE property that was acquired from Landmark during the third quarter of 2021.

The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$256	6	$349	7

Additions	814	5	770	10
Pay downs	-		(1)
Write downs	(14)		(36)
Sold	(253)	(6)	(826)	(11)
Balance at end of period	$803	5	$256	6

As of September 30, 2021, ORE consisted of five properties securing loans to five unrelated borrowers totaling $803 thousand. Four properties ($802 thousand) to four unrelated borrowers were added in 2021 and one property ($1 thousand) was added in 2017. Of the five properties, two properties are under agreement of sale and three properties are listed for sale.

As of September 30, 2021 and December 31, 2020, the Company had no other repossessed assets held-for-sale.

Cash surrender value of bank owned life insurance

The Company maintains bank owned life insurance (BOLI) for a chosen group of employees at the time of purchase, namely its officers, where the Company is the owner and sole beneficiary of the policies. BOLI is classified as a non-interest earning asset. Increases in the cash surrender value are recorded as components of non-interest income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance and its tax-free advantage to the Company. This profitability is used to offset a portion of current and future employee benefit costs. In March 2019, the Company invested $2.0 million in additional BOLI as a source of funding for additional life insurance benefits that provides for payments upon death for officers and employee benefit expenses related to the Company’s non-qualified SERP implemented for certain executive officers. In December 2020, the Company invested $6 million in BOLI and $5 million in BOLI with taxable annuity rider investments. As a result of the Landmark acquisition, the Company acquired $7.2 million in BOLI during the third quarter of 2021. The BOLI cash surrender value build-up can be liquidated if necessary, with associated tax costs. However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position. Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Premises and equipment

Net of depreciation, premises and equipment increased $1.8 million during the first nine months of 2021. The Company added $3.4 million in fixed assets from the Landmark merger and purchased $1.8 million in fixed assets throughout 2021. These increases were partially offset by $1.6 million in depreciation expense and $1.5 million in transfers to other assets held-for-sale. The Company expects to begin branch remodeling and corporate center planning which may increase construction in process and is evaluating its branch network looking for consolidation that makes sense for more efficient operations. On December 23, 2020, the Commonwealth of Pennsylvania authorized the release of $2.0 million in Redevelopment Assistance Capital Program (RACP) funding for the Company’s headquarters project in Lackawanna County. Although the Company was awarded the grant, funds will not be available until a final project is selected and certain requirements are met.

Other assets

During the first nine months of 2021, the $7.3 million increase in other assets was due mostly to a $4.2 million increase in deferred tax assets, $1.4 million of security settlements pending, $1.4 million transferred to other assets held-for-sale and $0.4 million increase in mortgage servicing rights.

Funds Provided:

Deposits

The Company is a community based commercial depository financial institution, member FDIC, which offers a variety of deposit products with varying ranges of interest rates and terms. Generally, deposits are obtained from consumers, businesses and public entities within the communities that surround the Company’s 23 branch offices and all deposits are insured by the FDIC up to the full extent permitted by law. Deposit products consist of transaction accounts including: savings; clubs; interest-bearing checking; money market and non-interest bearing checking (DDA). The Company also offers short- and long-term time deposits or certificates of deposit (CDs). CDs are deposits with stated maturities which can range from seven days to ten years. Cash flow from deposits is influenced by economic conditions, changes in the interest rate environment, pricing and competition. To determine interest rates on its deposit products, the Company considers local competition, spreads to earning-asset yields, liquidity position and rates charged for alternative sources of funding such as short-term borrowings and FHLB advances.

The following table represents the components of deposits as of the date indicated:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$723,282	33.4%	$453,896	30.0%
Savings and clubs	228,285	10.6	179,676	11.9
Money market	475,982	22.0	340,654	22.6
Certificates of deposit	148,949	6.9	127,783	8.5
Total interest-bearing	1,576,498	72.9	1,102,009	73.0
Non-interest bearing	586,952	27.1	407,496	27.0
Total deposits	$2,163,450	100.0%	$1,509,505	100.0%

Total deposits increased $653.9 million, or 43%, from $1.5 billion at December 31, 2020 to $2.2 billion at September 30, 2021. Non-interest bearing and interest-bearing checking accounts contributed the most to the deposit growth with increases of $179.5 million and $269.4 million, respectively. Non-interest bearing checking growth included $101.0 million acquired from the Landmark merger during the third quarter of 2021. The remaining growth was primarily due to an increase in business account balances supplemented by an increase in personal account balances. Interest-bearing checking account growth included $56.2 million in balances acquired from the Landmark merger and a $43.5 million deposit from one public customer related to federal pandemic relief. The remaining increase in interest-bearing checking accounts was primarily due to business activity, government relief due to the pandemic, seasonal tuition and tax deposits and shifts from maturing CDs. Money market accounts also increased $135.3 million, including $86.5 million acquired from Landmark, due to higher balances of personal and business accounts and shifts from other types of deposit accounts. The Company focuses on obtaining a full-banking relationship with existing checking account customers as well as forming new customer relationships. Savings accounts increased $48.6 million, including $14.5 million from the Landmark merger, due primarily to an increase in personal account balances. The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers. For the last quarter of 2021, the Company expects deposit growth to fund asset growth with expansion in the new Lehigh Valley market and the acquisition of Landmark during the third quarter. With pandemic-related restrictions fully lifted, the Company anticipates personal and business spending to increase and therefore average deposit balances to decline. Seasonal public deposit fluctuations are usual, and at times may partially offset future deposit growth.

During the first nine months of 2021, CDs increased $21.2 million due to the $65.0 million in CDs acquired from the merger with

Landmark. Otherwise, CD balances continue to decline as rates dropped during 2020 and 2021 and previous years' promotional CDs reached maturity. Of the balance of outstanding CDs at September 30, 2021, $78.6 million, or 53%, had a balance at December 31, 2020 and $60.4 million, or 41%, were acquired from the merger with Landmark. The majority of the remaining maturing CD balances were transferred to transactional accounts primarily interest-bearing checking and money market accounts. During the third quarter of 2021, $12.0 million in CDs from one public customer was transferred to an interest-bearing checking account. The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program and Insured Cash Sweep (ICS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000. In the CDARS program, deposits with varying terms and interest rates, originated in the Company’s own markets, are exchanged for deposits of other financial institutions that are members in the CDARS network. By placing the deposits in other participating institutions, the deposits of our customers are fully insured by the FDIC. In return for deposits placed with network institutions, the Company receives from network institutions deposits that are approximately equal in amount and are comprised of terms similar to those placed for our customers. Deposits the Company receives from other institutions are considered reciprocal deposits by regulatory definitions. The Company did not have any CDARs as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, ICS reciprocal deposits represented $32.8 million and $46.2 million, or 2% and 3%, of total deposits which are included in interest-bearing checking accounts in the table above. The $13.3 million decrease in ICS deposits is primarily due to public funds deposit transfers from ICS accounts to other interest-bearing checking accounts.

The maturity distribution of certificates of deposit at September 30, 2021 is as follows:

		More than	More than	More
	Three months	three months	six months to	than twelve
(dollars in thousands)	or less	to six months	twelve months	months	Total
CDs of $100,000 or more	$18,100	$17,594	$11,400	$14,787	$61,881
CDs of less than $100,000	20,667	17,027	25,831	23,466	86,991
Total CDs	$38,767	$34,621	$37,231	$38,253	$148,872

There is a remaining time deposit premium of $77 thousand that will be amortized into income on a level yield amortization method over the contractual life of the deposits.

Certificates of deposit of $250,000 or more amounted to $23.5 million and $41.1 million as of September 30, 2021 and December 31, 2020, respectively.

Approximately 26% of the CDs, with a weighted-average interest rate of 0.37%, are scheduled to mature during the last quarter of 2021 and an additional 56%, with a weighted-average interest rate of 0.39%, are scheduled to mature during 2022. Renewing CDs are currently expected to re-price to lower market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products. The Company plans to address repricing CDs in the ordinary course of business on a relationship basis and is prepared to match rates when prudent to maintain relationships. Growth in CD accounts is challenged by the current and expected rate environment and clients’ preference for short-term rates, as well as aggressive competitor rates. The Company is not currently offering any CD promotions but may resume promotions in the future. The Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

Short-term borrowings may include overnight balances with FHLB line of credit and/or correspondent bank’s federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations. There were no short-term borrowings as of September 30, 2021 and December 31, 2020 as growth in deposits funded asset growth.

As of September 30, 2021, the Company had 18 secured borrowing agreements with third parties based on 9 loans totaling $16.9 million that were acquired during the third quarter of 2021. The Company will work to resolve these loan participations classified as secured borrowings over the next year.

During the first quarter of 2021, the Company paid off $5 million in FHLB advances with a weighted average interest rate of 3.07%. The Company had no FHLB advances as of September 30, 2021. During the third quarter of 2021, the Company acquired $4.5 million in FHLB advances from the Landmark merger that was subsequently paid off. As of September 30, 2021, the Company had the ability to borrow an additional $452.6 million from the FHLB.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At September 30, 2021, the Company maintained a one-year cumulative gap of positive (asset sensitive) $110.3 million, or 5%, of total assets. The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates. Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table illustrates the Company’s interest sensitivity gap position at September 30, 2021:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$115,920	$-	$-	$51,466	$167,386
Investment securities (1)(2)	12,326	44,552	128,771	504,597	690,246
Loans and leases(2)	419,191	246,561	398,118	356,527	1,420,397
Fixed and other assets	-	52,417	-	81,353	133,770
Total assets	$547,437	$343,530	$526,889	$993,943	$2,411,799
Total cumulative assets	$547,437	$890,967	$1,417,856	$2,411,799

Non-interest-bearing transaction deposits (3)	$-	$58,754	$161,295	$366,903	$586,952
Interest-bearing transaction deposits (3)	598,504	-	331,618	497,427	1,427,549
Certificates of deposit	38,768	71,855	29,837	8,489	148,949
Secured borrowings	11,493	1,257	2,688	1,447	16,885
Other liabilities	-	-	-	25,895	25,895
Total liabilities	$648,765	$131,866	$525,438	$900,161	$2,206,230
Total cumulative liabilities	$648,765	$780,631	$1,306,069	$2,206,230

Interest sensitivity gap	$(101,328)	$211,664	$1,451	$93,782
Cumulative gap	$(101,328)	$110,336	$111,787	$205,569

Cumulative gap to total assets	-4.2%	4.6%	4.6%	8.5%

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at September 30, 2021 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the September 30, 2021 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	(1.5)%	(3.7)%
Net income	(1.6)	(6.9)
Economic value at risk:
Economic value of equity	-	(32.1)
Economic value of equity as a percent of total assets	-	(4.5)

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At September 30, 2021, the Company’s risk-based capital ratio was 14.52%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning October 1, 2021, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$66,227	$(990)	(1.5)%
+100 basis points	66,370	(847)	(1.3)
Flat rate	67,217	-	-
-100 basis points	66,367	(850)	(1.3)
-200 basis points	64,746	(2,471)	(3.7)

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee. As of September 30, 2021, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the nine months ended September 30, 2021, the Company generated $98.0 million of cash. During the period, the Company’s operations provided approximately $13.9 million mostly from $44.8 million of net cash inflow from the components of net interest income, partially offset by net non-interest expense/income related payments of $22.7 million, $6.5 million of originations of loans held for sale over proceeds and $1.9 million in estimated tax payments. Cash inflow from interest-earning assets, deposits, loan payments and the sale of securities were used to purchase investment securities and replace maturing and cash runoff of securities, fund the loan portfolio, pay down borrowings, invest in bank premises and equipment and make net dividend payments. The Company received a large amount of public deposits over the past five years. The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities. Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs. The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

During 2020 and 2021, the Company also experienced deposit inflow resulting from businesses and municipalities that received relief from the CARES Act and less consumer spending along with the third round of economic impact payments. There is uncertainty about the length of time that these deposits will remain which could require the Company to maintain elevated cash balances. The Company will continue to monitor deposit fluctuation for significant changes.

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

As of September 30, 2021, the Company maintained $167.4 million in cash and cash equivalents and $734.1 million of investments AFS and loans HFS. Also as of September 30, 2021, the Company had approximately $452.6 million available to borrow from the FHLB, $31.0 million from correspondent banks, $87.5 million from the FRB and $291.6 million from the Promontory One-Way Buy program. The combined total of $1.8 billion represented 73% of total assets at September 30, 2021. Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the nine months ended September 30, 2021, total shareholders' equity increased $38.9 million, or 23%, due principally to the $35.1 million in common stock issued as a result of the acquisition of Landmark (See Footnote 9 “Acquisition” for more information) and $16.2 million in net income added into retained earnings. Capital was enhanced by $0.3 million from investments in the Company’s common stock via the Employee Stock Purchase Plan (ESPP) and $0.9 million from stock-based compensation expense from the ESPP and restricted stock and SSARs. These items were offset by an $8.8 million after tax reduction in the net unrealized gain position in the Company’s investment portfolio and $4.7 million of cash dividends declared on the Company’s common stock. The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 29.2% for the nine months ended September 30, 2021. The balance of earnings is retained to further strengthen the Company’s capital position.

As of September 30, 2021, the Company reported a net unrealized gain position of $0.2 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $9.0 million as of December 31, 2020. The reduction during the first nine months of 2021 was from the $8.8 million reduction in net unrealized gains on AFS securities, net of tax. Lower net unrealized gains on municipal and mortgage-backed securities and net unrealized losses on agency securities contributed to the lower total net unrealized gains in investment portfolio. Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers. Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline. While volatility has existed in the yield curve within the past twelve months, an improving rate environment is expected and during the period of increasing rates, the Company expects pricing in the bond portfolio to decline. There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities. To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans. The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants. During the first nine months of 2021, the Company acquired shares in the open market to fulfill the needs of the DRP. Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%. As of September 30, 2021 and December 31, 2020, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change. The following table depicts the capital amounts and ratios of the Company, on a consolidated basis, and the Bank as of September 30, 2021 and December 31, 2020:

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of September 30, 2021:

Total capital (to risk-weighted assets)
Consolidated	$199,387	14.5%	≥	$109,873	8.0%	≥	$144,209	10.5%		N/A	N/A
Bank	$199,628	14.5%	≥	$109,859	8.0%	≥	$144,189	10.5%	≥	$137,323	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$183,717	13.4%	≥	$61,804	4.5%	≥	$96,139	7.0%		N/A	N/A
Bank	$183,958	13.4%	≥	$61,795	4.5%	≥	$96,126	7.0%	≥	$89,260	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$183,717	13.4%	≥	$82,405	6.0%	≥	$116,740	8.5%		N/A	N/A
Bank	$183,958	13.4%	≥	$82,394	6.0%	≥	$116,725	8.5%	≥	$109,859	8.0%

Tier I capital (to average assets)
Consolidated	$183,717	7.9%	≥	$93,126	4.0%	≥	$93,126	4.0%		N/A	N/A
Bank	$183,958	7.9%	≥	$92,757	4.0%	≥	$92,757	4.0%	≥	$115,946	5.0%

As of December 31, 2020:

Total capital (to risk-weighted assets)
Consolidated	$161,199	16.5%	≥	$78,356	8.0%	≥	$102,842	10.5%		N/A	N/A
Bank	$161,145	16.5%	≥	$78,342	8.0%	≥	$102,823	10.5%	≥	$97,927	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$148,931	15.2%	≥	$44,075	4.5%	≥	$68,562	7.0%		N/A	N/A
Bank	$148,879	15.2%	≥	$44,067	4.5%	≥	$68,549	7.0%	≥	$63,653	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$148,931	15.2%	≥	$58,767	6.0%	≥	$83,253	8.5%		N/A	N/A
Bank	$148,879	15.2%	≥	$58,756	6.0%	≥	$83,238	8.5%	≥	$78,342	8.0%

Tier I capital (to average assets)
Consolidated	$148,931	8.8%	≥	$67,584	4.0%	≥	$67,584	4.0%		N/A	N/A
Bank	$148,879	8.8%	≥	$67,584	4.0%	≥	$67,584	4.0%	≥	$84,479	5.0%

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2020 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended September 30, 2021.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020; Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2021 and 2020; Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 and the Notes to the Consolidated Financial Statements. **

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Fidelity D & D Bancorp, Inc.

Date: November 12, 2021	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: November 12, 2021	/s/Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer