Form 10-K
period 2021-12-31
FIDELITY D & D BANCORP INC
filed 2022-03-23
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant was $216.2 million as of June 30, 2021, based on the closing price of $54.10. The number of shares of common stock outstanding as of February 28, 2022, was 5,659,018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be used in connection with the 2022 Annual Meeting of Shareholders are incorporated herein by reference in partial response to Part III.

Fidelity D & D Bancorp, Inc.
2021 Annual Report on Form 10-K

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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

▪the effects of economic conditions particularly with regard to the negative impact of severe, wide-ranging and continuing disruptions caused by the spread of Coronavirus Disease 2019 (COVID-19) and any other pandemic, epidemic or other health-related crisis and responses thereto on current customers and the operations of the Company, specifically the effect of the economy on loan customers’ ability to repay loans;

▪the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;

▪the impact of new or changes in existing laws and regulations, including laws and regulations concerning taxes, banking, securities and insurance and their application with which the Company and its subsidiaries must comply;

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

▪technological changes;

▪the interruption or breach in security of our information systems, continually evolving cybersecurity and other technological risks and attacks resulting in failures or disruptions in customer account management, general ledger processing and loan or deposit updates and potential impacts resulting therefrom including additional costs, reputational damage, regulatory penalties, and financial losses;

▪acquisitions and integration of acquired businesses;

▪the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities;

▪inflation, securities markets and monetary fluctuations and volatility;

▪the short-term and long-term effects of inflation, and rising costs to the Company, its customers and on the economy;

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

ITEM 1: BUSINESS

Fidelity D & D Bancorp, Inc. (the Company) was incorporated in the Commonwealth of Pennsylvania, on August 10, 1999, and is a bank holding company, whose wholly-owned state chartered commercial bank subsidiary is The Fidelity Deposit and Discount Bank (the Bank) (collectively, the Company). The Company is headquartered at Blakely and Drinker Streets in Dunmore, Pennsylvania.

The Bank has offered a full range of traditional banking services since it commenced operations in 1903. The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services. A full list of services provided by the Bank is detailed in the section entitled “Products and Services” contained within the 2021 Annual Report to Shareholders, incorporated by reference. The service area is comprised of the Borough of Dunmore and the surrounding communities within Lackawanna and Luzerne counties in Northeastern Pennsylvania and Northampton County in Eastern Pennsylvania. In 2021, the Company had 12.95% of Lackawanna County’s total deposit market share ranking 2nd in total deposits, 6.94% of Luzerne County’s total deposit market share ranking 6th in total deposits and 6.49% of Northampton County’s total deposit market share ranking 6th in total deposits.

On July 1, 2021, the Company completed its acquisition of Landmark Bancorp, Inc. (“Landmark”) of Pittston, Pennsylvania. Landmark was the holding company of Landmark Community Bank (“Landmark Bank”) which operated 5 retail community banking offices in Northeastern Pennsylvania.

On May 1, 2020, the Company completed its acquisition of MNB Corporation (“MNB”) of Bangor, Pennsylvania. MNB was the holding company Merchants Bank of Bangor (“Merchants Bank”) which operated nine bank centers located in Northampton County, Pennsylvania.

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

The banking industry is affected by general economic conditions including the effects of inflation, recession, unemployment, real estate values, trends in national and global economies and other factors beyond the Company’s control. The Company’s success is dependent, to a significant degree, on economic conditions in Northeastern Pennsylvania, especially within Lackawanna and Luzerne counties and Eastern Pennsylvania, especially Northampton County which the Company defines as its primary market areas. An economic recession or a delayed economic recovery over a prolonged period of time in the Company’s market could cause an increase in the level of the Company’s non-performing assets and loan losses, and thereby cause operating losses, impairment of liquidity and erosion of capital. There are no concentrations of loans or customers that, if lost, would have a material adverse effect on the continued business of the Company. There is no material concentration within a single industry or a group of related industries that is vulnerable to the risk of a near-term severe impact.

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

During 2021, the national economy started to recover from the effects of the COVID-19 pandemic with the unemployment rate falling to 3.9% compared to 6.7% at the end of 2020. The unemployment rates in the Company’s local statistical markets, Scranton-Wilkes-Barre-Hazleton and Allentown-Bethlehem-Easton, dropped to 4.8% and 4.0%, respectively, from 8.0% and 6.6%, respectively, at the end of 2020. The local economy has been volatile in recent years and generally lags the national market trends. The Company’s credit function strives to mitigate the negative impact of economic conditions by maintaining strict underwriting principles for commercial and consumer lending and ensuring that home mortgage underwriting adheres to the standards of secondary market makers. As it has in the past, the Company continued to pursue property foreclosure, wherever possible, to lessen the negative impact of foreclosed property ownership. However, during 2020 and 2021, the Company respected the foreclosure and eviction moratoriums for all loans similar to those outlined in the CARES Act for Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) loans. Also, the pandemic forced the closure of courthouses which delayed the Company’s ability to affect foreclosures for those borrowers where CARES Act moratoriums would not reasonably apply. Refer to Item 1A, “Risk Factors” for material risks and uncertainties that management believes affect the Company.

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

The Company’s website address is http://www.bankatfidelity.com. The Company makes available free of charge on or through this website the annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports as soon as reasonably practical after filing with the SEC. This reference to the Company’s website shall not, under any circumstances, be deemed to incorporate the information available at such Internet address into this Form 10-K or other SEC filings. The information available at the Company’s website is not part of this Form 10-K or any other report filed by the Company with the SEC. The SEC also maintains an internet site that contains reports, proxy and information statements and other information about the Company at http://www.sec.gov.

The Company’s accounting policies and procedures are designed to comply with accounting principles generally accepted in the United States of America (GAAP). Refer to “Critical Accounting Policies,” which are incorporated by reference in Part II, Item 7.

Human Capital

Mission and Core Values

Mission: We are Fidelity Bank. We are passionate about success and committed to building strong relationships through exceptional experiences. We will be the Best Bank for our Bankers to work, our Clients to bank, our Shareholders to invest and for our Community to prosper. Our bankers are our first stakeholder by design as their actions, knowledge and focus on the client experience drive our success. We continuously invest in our bankers by offering a competitive compensation, a strong benefit package for themselves and their families, opportunity to invest in the Company through stock ownership, continuous learning, career development and programs to engage and enhance the work experience.

Fidelity Bankers have a voice in the Company and are called upon to provide opinions and ideas through dialogue programs, Service Quality Surveys and the annual Climate Survey. Collectively, they have assisted in the development of the Core Values:

•Relationships

•Integrity

•Commitment

•Passion

•Innovation

•Success

Culturally, the Fidelity Model Experience provides a strategic vision to build a performance based corporation. It guides all bankers on solidifying internal and external relationships and becoming the Trusted Financial Advisor for our clients.

Demographics

As of December 31, 2021, the Company employed 319 bankers within our network located in Northeast and Lehigh Valley, Pennsylvania. The Company employed 28 part-time bankers and 291 full-time bankers. Employment levels are aligned with the needs of the business.

Health and Wellness - Supporting Bankers during the COVID-19 Pandemic.

In response to the pandemic, the Company took substantial steps to protect and to provide for the safety of the workforce. An immediate shift was made to provide support bankers with the tools to work from home. Safety protocols were put into place in all offices – bankers on-site were required to wear masks, handwashing protocols were established, social distancing measures were implemented including instruction for all bankers and signage for client entry into offices. Enhanced cleaning protocols were implemented in accordance with CDC guidelines. Protective barriers were installed in all areas of client interaction. The Company continues these mitigating practices and modifies as needed.

The Company adhered to the guidelines of the Families First Coronavirus Response Act (FFCRA) ensuring bankers were paid while encountering the effects of COVID-19 isolations, quarantines and child care needs. Where applicable, bankers were compensated above the requirements of the Act for needed time off. Additionally, special compensation practices were put into place including a Front Line Heroes Bonus to reward retail branch bankers that face clients daily. Incentive payouts were enhanced because of the bankers’ inability to cultivate face-to-face branch sales opportunities and earn rewards. To help promulgate the health and wellness of our bankers, special well-being programs and initiatives were instituted. Bankers are granted additional time off for COVID-19 vaccine administration.

Diversity and Inclusion

We are committed to promoting a diverse and inclusive workforce and value the strength it brings to our organization. Our hiring practices include outreach to organizations representing groups of color and ethnicity, veteran status, disabled persons and women. Recruitment sources are varied to reach a broad audience. Our practices have resulted in a continuously increased diverse representation and an enhanced ability to provide for the diverse needs of the communities we serve. The Affirmative Action Plan monitors our success in creating equal employment opportunities for our bankers and our applicants and guides us in hiring practices.

Training and Development

The investment into the continuous improvement of all of our bankers is evident in the bank’s commitment of training dollars and resources. Key Performance Indicators (KPIs), tracked quarterly, outline training goals bank-wide and training dollars spent. The Company has a devoted training team and all bankers are offered and encouraged to participate in continuous training initiatives. Innovative programs, including Fidelity Bank University, are offered to educate bankers at all levels.

The bank monitors other Human Capital KPIs tracking banker activities; KPIs include and are not limited to community service and participation goals, turnover, new hire retention and climate survey scores. Results are monitored against goals.

We believe the banker engagement is a tenet of our success. Our practice of giving each banker a voice, providing fair compensation and opportunity for stock ownership, recognizing exceptional service, providing a quality benefit and retirement package, promoting career development opportunities and delivering strong programs and processes creates a strong and engaged workforce. The programs assist in aligning the interests of the bankers with those of the shareholders and they provide further incentive to bankers to enhance the financial results of the Company.

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

Risks Related to the Company’s Business

The short-term and long-term effects of inflation and rising costs may adversely affect the Company’s financial performance.

Inflation, both in the short-term and/or in the long-term, may adversely affect the Company’s business in that it may increase our overall costs even if it does not adversely affect every aspect of our business evenly. The Company employs various strategies to manage its costs but there is no assurance that these strategies will be successful in containing costs as higher rates of inflation may result in increased costs for goods and services, including employee salaries and benefits, which may adversely affect the Company’s results of operation and financial performance. Inflation may also increase the cost of doing business for the Company’s borrowers thereby affecting the creditworthiness of current or prospective customers.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

As of December 31, 2021, the Company and the Bank operated 23 full-service banking offices, of which twelve were owned and eleven were leased. The Pittston branch property is subject to a lease with a company of which director, William J. Joyce, Sr., is a partner. With the exception of the Pittston branch, none of the lessors of the properties leased by the Company are affiliated with the Company and all of the properties are located in the Commonwealth of Pennsylvania. The Company is headquartered at its owner-occupied main branch located on the corner of Blakely and Drinker Streets in Dunmore, PA. Executive and administrative, commercial lending, trust and asset management services are located at the Main Branch. The Company also operates a financial center in downtown Scranton, PA. Executive, mortgage and consumer lending, finance, operations and a full-service call center are located in this building. The Company is actively searching for a corporate headquarters within the Scranton area. We believe each of our facilities is suitable and adequate to meet our current operational needs.

The Company also operates a wealth management office in Minersville, PA under a short-term lease agreement.

Additionally, the Company has a limited production office in Pittston, PA that is currently leased for certain commercial lenders and credit department employees.

The Company currently owns a property in Wilkes-Barre, PA that will become a full service branch upon termination of an existing lease to a third party.

The Company acquired a leased building in Scranton from the merger with Landmark. The branch in the building was closed in September 2021 and the building is currently vacant. If the Company decides to terminate the lease before the end of the lease term in January 2030, a termination fee would be incurred.

On February 28, 2022, the Company closed its Martins Creek branch which will be consolidated with the Forks branch.

Foreclosed assets held-for-sale includes other real estate owned (ORE). The Company had five ORE properties as of December 31, 2021, which stemmed from five unrelated borrowers. Upon possession, foreclosed properties are recorded on the Company’s balance sheet at the lower of cost or fair value. For a further discussion of ORE properties, see “Foreclosed assets held-for-sale”, located in the comparison of financial condition section of managements’ discussion and analysis.

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

The Company had approximately 1,644 shareholders at December 31, 2021 and 1,680 shareholders as of February 28, 2022. The number of shareholders is the actual number of distinct shareholders of record. Each security depository is considered a single shareholder for purposes of determining the approximate number of shareholders.

Performance graph

The following graph and table compare the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the NASDAQ Composite and KBW NASDAQ Bank index (the KBW NASDAQ index) for the period of five fiscal years commencing January 1, 2017, and ending December 31, 2021. The graph illustrates the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2016, in each of: the Company’s common stock, the NASDAQ Composite and the KBW NASDAQ index. As of December 31, 2021, the KBW NASDAQ index consisted of 24 banks. A listing of the banks that comprise the KBW NASDAQ index can be found on the Company’s website at www.bankatfidelity.com and then on the bottom of the page clicking on, Investor Relations, Fidelity D & D Bancorp Stock, Stock Information, List of all companies in the KBW NASDAQ Bank index link at bottom of page. All cumulative total returns are computed assuming the reinvestment of dividends into the applicable securities. The shareholder return shown on the graph and table below is not necessarily indicative of future performance:

Total Return Performance
Index Value
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Fidelity D & D Bancorp, Inc.
NASDAQ Composite Index
KBW NASDAQ Bank Index

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Fidelity D & D Bancorp, Inc.	100.00	176.53	279.38	275.53	291.87	273.80
NASDAQ Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
KBW NASDAQ Bank Index	100.00	118.59	97.58	132.84	119.14	164.80

ITEM 6: [Reserved]

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Critical accounting policies

The presentation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses at December 31, 2021 is adequate and reasonable. Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

Goodwill is tested at least annually at November 30 for impairment, or more often if events or circumstances indicate there may be impairment. Impairment write-downs are charged to the consolidated statement of income in the period in which the impairment is determined. In testing goodwill for impairment, the Company performed a qualitative assessment, resulting in the determination that the fair value of its reporting unit exceeded its carrying amount. Accordingly, there is no goodwill impairment at December 31, 2021. Other acquired intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives and subject to periodic impairment testing.

All significant accounting policies are contained in Note 1, “Nature of Operations and Summary of Significant Accounting Policies”, within the notes to consolidated financial statements and incorporated by reference in Part II, Item 8.

The following discussion and analysis presents the significant changes in the financial condition and in the results of operations of the Company as of December 31, 2021 and 2020 and for each of the years then ended. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report.

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at December 31, 2021, 2020, 2019 and 2018 compared to 34% at December 31, 2017.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

(dollars in thousands)	2021	2020	2019	2018	2017
Interest income (GAAP)	$65,468	$49,496	$39,269	$35,330	$31,064
Adjustment to FTE	2,135	1,095	750	718	1,281
Interest income adjusted to FTE (non-GAAP)	67,603	50,591	40,019	36,048	32,345
Interest expense (GAAP)	3,639	5,311	7,554	4,873	3,223
Net interest income adjusted to FTE (non-GAAP)	$63,964	$45,280	$32,465	$31,175	$29,122

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

(dollars in thousands)	2021	2020	2019	2018	2017
Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$50,107	$38,319	$26,921	$25,072	$24,836

Net interest income (GAAP)	61,829	44,185	31,715	30,457	27,841
Plus: taxable equivalent adjustment	2,135	1,095	750	718	1,281
Non-interest income (GAAP)	18,287	14,668	10,193	9,200	8,367
Net interest income (FTE) plus non-interest income (non-GAAP)	$82,250	$59,948	$42,658	$40,375	$37,489
Efficiency ratio (non-GAAP)	60.92%	63.92%	63.11%	62.10%	66.25%

The following table provides a reconciliation of the tangible common equity (non-GAAP) and the calculation of tangible book value per share:

(dollars in thousands)	2021	2020	2019	2018	2017
Tangible Book Value per Share (non-GAAP)
Total assets (GAAP)	$2,419,104	$1,699,510	$1,009,927	$981,102	$863,637
Less: Intangible assets, primarily goodwill	(21,569)	(8,787)	(209)	(209)	(209)
Tangible assets	2,397,534	1,690,723	1,009,718	980,893	863,428
Total shareholders' equity (GAAP)	211,729	166,670	106,835	93,557	87,383
Less: Intangible assets, primarily goodwill	(21,569)	(8,787)	(209)	(209)	(209)
Tangible common equity	$190,160	$157,883	$106,626	$93,348	$87,174

Common shares outstanding, end of period	5,645,687	4,977,750	3,781,500	3,759,426	3,734,478
Tangible Common Book Value per Share	$33.68	$31.72	$28.20	$24.83	$23.34

The following tables provides a reconciliation of the Company’s earnings results under GAAP to comparative non-GAAP results excluding merger-related expenses and an FHLB prepayment penalty:

	2021
(dollars in thousands except per share data)	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share
Results of operations (GAAP)	$28,009	$4,001	$24,008	$4.48
Add: Merger-related expenses	3,033	491	2,542	0.47
Add: FHLB prepayment penalty	369	78	291	0.05
Adjusted earnings (non-GAAP)	$31,411	$4,570	$26,841	$5.00

	2020
(dollars in thousands except per share data)	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share
Results of operations (GAAP)	$15,284	$2,249	$13,035	$2.82
Add: Merger-related expenses	2,452	426	2,026	0.44
Add: FHLB prepayment penalty	481	101	380	0.08
Adjusted earnings (non-GAAP)	$18,217	$2,776	$15,441	$3.34

	2019
(dollars in thousands except per share data)	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share

Results of operations (GAAP)	$13,902	$2,326	$11,576	$3.03
Add: Merger-related expenses	440	29	411	0.11
Adjusted earnings (non-GAAP)	$14,342	$2,355	$11,987	$3.14

Comparison of Financial Condition as of December 31, 2021

and 2020 and Results of Operations for each of the Years then Ended

Executive Summary

The Company generated $24.0 million in net income in 2021, or $4.48 diluted earnings per share, up $11.0 million, or 84%, from $13.0 million, or $2.82 diluted earnings per share, in 2020. In 2021, our larger and well diversified balance sheet from organic and inorganic growth contributed to the success of our earnings performance. Federal Open Market Committee (FOMC) officials dropped the federal funds rate down to 0%-0.25% during the first quarter of 2020 at the start of the pandemic where it remained through 2021. The Company expects the fed funds rate to begin to rise in 2022. The 2022 focus is to manage net interest income through a rising forecasted rate cycle by controlling loan pricing and deposit costs to maintain a reasonable spread. From a financial condition and performance perspective, our mission for 2022 will be to continue to strengthen our capital position from strategic growth oriented objectives, implement creative marketing and revenue enhancing strategies, grow and cultivate more of our wealth management and business services and to manage credit risk at tolerable levels thereby maintaining overall asset quality.

Nationally, the unemployment rate fell from 6.7% at December 31, 2020 to 3.9% at December 31, 2021. The unemployment rates in the Scranton - Wilkes-Barre - Hazleton and the Allentown – Bethlehem - Easton Metropolitan Statistical Areas (local) decreased but remained at a higher level than the national unemployment rate. According to the U.S. Bureau of Labor Statistics, the local unemployment rates at December 31, 2021 were 4.8% and 4.0%, respectively, a decrease of 3.2 and 2.6 percentage points from the 8.0% and 6.6%, respectively, at December 31, 2020. The national and local unemployment rates have decreased as a result of the improving economic environment. The pandemic-related business restrictions have been lifted in our local area and employees started heading back to work. Stimulus payments and enhanced unemployment benefits have supported the economy throughout 2020 and 2021 and it is uncertain if the government could continue to provide this support in the future. The median home values in the Scranton-Wilkes-Barre-Hazleton metro and Allentown-Bethlehem-Easton metro each increased 20.4% and 17.9% from a year ago, according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, and values are expected to grow 18.2% and 17.3% in the next year. In light of these expectations, we are uncertain if real estate values could continue to increase at these levels with the pending rising rate environment, however we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration. The Company remains committed to selectively expanding branch banking and wealth management locations in Northeastern and Eastern Pennsylvania as opportunities arrive going forward.

On May 1, 2020, the Company completed its previously announced acquisition of MNB Corporation (“MNB”). The merger expanded the Company’s full-service footprint into Northampton County, PA and the Lehigh Valley. Non-recurring costs to facilitate the merger and integrate systems of $2.5 million were incurred during 2020.

On July 1, 2021, the Company completed its previously announced acquisition of Landmark Bancorp, Inc. (“Landmark”). Non-recurring costs to facilitate the merger and integrate systems of $3.0 million were incurred during 2021.

Non-recurring merger-related costs and a FHLB prepayment penalty incurred during 2021 and 2020 are not a part of the Company’s normal operations. If these expenses had not occurred, adjusted net income (non-GAAP) for the years ended December 31, 2021 and 2020 would have been $26.8 million and $15.4 million, respectively. Adjusted diluted EPS (non-GAAP) would have been $5.00 and $3.34 for the years ended December 31, 2021 and 2020. For the same time periods, adjusted ROA (non-GAAP) would have been 1.27% and 1.03%, respectively, and adjusted ROE (non-GAAP) would have been 14.18% and 10.73%, respectively.

For the years ended December 31, 2021 and 2020, tangible common book value per share (non-GAAP) was $33.68 and $31.72, respectively, an increase of 6.2%. These non-GAAP measures should be reviewed in connection with the reconciliation of these non-GAAP ratios. See “Non-GAAP Financial Measures” located above within this management’s discussion and analysis.

During 2021, the Company’s assets grew by 42% primarily from assets acquired from the merger with Landmark and additional growth in deposits, which were used to fund growth in the loan and security portfolios. In 2022, we expect total loans to increase despite paydowns as loans issued under the U.S. Small Business Administration Paycheck Protection Program (“PPP”) are forgiven. The increase in the loan portfolio is expected to be funded primarily by deposit growth. We expect funds generated from operations, deposit growth along with calls and maturities will be used to replace, reinvest and grow the investment portfolio. The cash flow from these securities will provide liquidity to reinvest. No short-term or FHLB borrowings are expected in 2022.

Non-performing assets represented 0.27% of total assets as of December 31, 2021, down from 0.39% at the prior year end. Non-performing assets to total assets was lower during 2021 mostly due to the amount (or dollar value) of non-performing assets decreasing while there was growth in total assets.

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

For the near-term, we expect to operate in a rising interest rate environment. The Company’s balance sheet is positioned to improve its net interest income performance, but increases in yields may not keep pace with higher cost of funds which may compress net interest spread and margin. The Company expects net interest margin to decline for 2022. Expectations are for short-term rates to increase throughout 2022, which could cause deposit rate pricing to increase.

Financial Condition

Consolidated assets increased $719.6 million, or 42%, to $2.4 billion as of December 31, 2021 from $1.7 billion at December 31, 2020. The increase in assets occurred primarily from assets acquired in the merger with Landmark and deposit inflow. The asset growth was funded by utilizing growth in deposits of $660.4 million.

The following table is a comparison of condensed balance sheet data as of December 31:

(dollars in thousands)
Assets:	2021	%	2020	%	2019	%
Cash and cash equivalents	$96,877	4.0%	$69,346	4.1%	$15,663	1.6%
Investment securities	738,980	30.6	392,420	23.1	185,117	18.3
Restricted investments in bank stock	3,206	0.1	2,813	0.2	4,383	0.4
Loans and leases, net	1,449,231	59.9	1,135,236	66.8	745,306	73.8
Bank premises and equipment	29,310	1.2	27,626	1.6	21,557	2.1
Life insurance cash surrender value	52,745	2.2	44,285	2.6	23,261	2.3
Other assets	48,755	2.0	27,784	1.6	14,640	1.5
Total assets	$2,419,104	100.0%	$1,699,510	100.0%	$1,009,927	100.0%

Liabilities:
Total deposits	$2,169,865	89.7%	$1,509,505	88.8%	$835,737	82.8%
Secured borrowings	10,620	0.4	-	-	-	-
Short-term borrowings	-	-	-	-	37,839	3.7
FHLB advances	-	-	5,000	0.3	15,000	1.5
Other liabilities	26,890	1.1	18,335	1.1	14,516	1.4
Total liabilities	2,207,375	91.2	1,532,840	90.2	903,092	89.4
Shareholders' equity	211,729	8.8	166,670	9.8	106,835	10.6
Total liabilities and shareholders' equity	$2,419,104	100.0%	$1,699,510	100.0%	$1,009,927	100.0%

A comparison of net changes in selected balance sheet categories as of December 31, are as follows:

			Earning				Other		FHLB
(dollars in thousands)	Assets	%	assets*	%	Deposits	%	borrowings	%	advances	%

2021	$719,594	42	$682,812	43	$660,360	44	$10,620	100	$(5,000)	(100)
2020	689,583	68	648,880	69	673,768	81	(37,839)	(100)	(10,000)	(67)
2019	28,825	3	21,878	2	65,554	9	(38,527)	(50)	(16,704)	(53)
2018	117,465	14	112,078	14	40,037	5	57,864	313	10,500	50
2017	70,693	9	61,985	8	26,687	4	14,279	338	21,204	100

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

The following table represents the components of total deposits as of December 31:

	2021		2020
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$730,595	33.7%	$453,896	30.0%
Savings and clubs	234,747	10.8	179,676	11.9
Money market	475,447	21.9	340,654	22.6
Certificates of deposit	138,793	6.4	127,783	8.5
Total interest-bearing	1,579,582	72.8	1,102,009	73.0
Non-interest bearing	590,283	27.2	407,496	27.0
Total deposits	$2,169,865	100.0%	$1,509,505	100.0%

Total deposits increased $660.4 million, or 44%, from $1.5 billion at December 31, 2020 to $2.2 billion at December 31, 2021. Non-interest bearing and interest-bearing checking accounts contributed the most to the deposit growth with increases of $182.8 million and $276.7 million, respectively. The growth in non-interest bearing checking accounts was primarily due to accounts acquired from the Landmark merger supplemented by business and personal account growth. The increase in interest-bearing checking accounts was primarily due to accounts from the Landmark merger, seasonal tax cycles, business activity, federal pandemic relief funds and shifts from maturing CDs. Money market accounts also increased $134.8 million, mostly due to acquired Landmark accounts, higher balances of personal and business accounts and shifts from other types of deposit accounts. The Company focuses on obtaining a full-banking relationship with existing checking account customers as well as forming new customer relationships. Savings accounts increased $55.1 million due to accounts added from the Landmark merger and also an increase in personal account balances. The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers. For 2022, the Company expects deposit growth to fund asset growth. Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset future deposit growth.

Additionally, CDs also increased $11.0 million due to CDs acquired from the merger with Landmark. Otherwise, CD balances continue to decline as rates dropped during 2020 and 2021 and previous years' promotional CDs reached maturity. Of the balance of outstanding CDs at December 31, 2021, $70.8 million, or 51%, had a balance at December 31, 2020. The majority of the remaining maturing CD balances were transferred to transactional accounts primarily interest-bearing checking and money market accounts. During the third quarter of 2021, $12.0 million in CDs from one public customer was transferred to an interest-bearing checking account. The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program and Insured Cash Sweep (ICS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000. The Company did not have any CDARs as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, ICS reciprocal deposits represented $27.6 million and $46.2 million, or 1% and 3%, of total deposits which are included in interest-bearing checking accounts in the table above. The $18.6 million decrease in ICS deposits is primarily due to public funds deposit transfers from ICS accounts to other interest-bearing checking accounts partially offset by ICS accounts acquired from Landmark.

As of December 31, 2021, total uninsured deposits were estimated to be $919.3 million. The estimate of uninsured deposits is based on the same methodologies and assumptions used for regulatory reporting requirements. The Company aggregates deposit products by taxpayer identification number and classifies into ownership categories to determine amounts over the FDIC insurance limit.

The maturity distribution of certificates of deposit that meet or exceed the FDIC limit, by account, at December 31, 2021 is as follows:

(dollars in thousands)
Three months or less	$4,688
More than three months to six months	3,715
More than six months to twelve months	11,641
More than twelve months	2,908
Total	$22,952

There is a remaining purchase accounting time deposit discount of $2 thousand that will be amortized into income on a level yield amortization method over the contractual life of the deposits that is not included in the table above.

Approximately 76% of the CDs, with a weighted-average interest rate of 0.33%, are scheduled to mature in 2022 and an additional 14%, with a weighted-average interest rate of 0.50%, are scheduled to mature in 2023. Renewing CDs are currently expected to re-price to lower market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products. The Company plans to address repricing CDs in the ordinary course of business on a relationship basis and is prepared to match rates when prudent to maintain relationships. Growth in CD accounts is challenged by the current and expected rate environment and clients’ preference for short-term rates, as well as aggressive competitor rates. The Company is not currently offering any CD promotions but may resume promotions in the future. The Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Short-term borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

Short-term borrowings may include overnight balances with FHLB line of credit and/or correspondent bank’s federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations. There were no short-term borrowings as of December 31, 2021 and 2020 as growth in deposits funded asset growth. The Company does not expect to have short-term borrowings in 2022. As of December 31, 2021, the Company had the ability to borrow $91.7 million from the Federal Reserve borrower-in-custody program and $31.0 million from lines of credit with correspondent banks.

Information with respect to the Company’s short-term borrowing’s maximum and average outstanding balances and interest rates are contained in Note 8, “Short-term Borrowings,” of the notes to consolidated financial statements incorporated by reference in Part II, Item 8.

Secured borrowings

As of December 31, 2021, the Company had secured borrowings with a fair value of $10.6 million related to certain sold loan participations that did not qualify for sales treatment acquired from Landmark. Secured borrowings are expected to decrease in 2022 from scheduled amortization and, when possible, early pay-offs.

FHLB advances

The Company had no FHLB advances as of December 31, 2021. During the first quarter of 2021, the Company paid off $5 million in FHLB advances with a weighted average interest rate of 3.07%. During the third quarter of 2021, the Company acquired $4.5 million in FHLB advances from the Landmark merger that was subsequently paid off. As of December 31, 2021, the Company had the ability to borrow an additional $568.9 million from the FHLB. The Company does not expect to have any FHLB advances in 2022.

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

As of December 31, 2021, the carrying value of investment securities amounted to $739.0 million, or 31% of total assets, compared to $392.4 million, or 23% of total assets, at December 31, 2020. On December 31, 2021, 35% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations. The mortgage-backed securities portfolio includes only pass-through bonds issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association (GNMA).

The Company’s municipal (obligations of states and political subdivisions) portfolio is comprised of tax-free municipal bonds with a book value of $267.5 million and taxable municipal bonds with a book value of $93.2 million. The overall credit ratings of these municipal bonds was as follows: 36% AAA, 62% AA, 1% A and 1% escrowed.

During 2021, the carrying value of total investments increased $346.6 million, or 88%. Purchases for the year totaled $411.4 million, while maturities and principal reductions totaled $54.2 million and proceeds from sales were $44.5 million. The purchases were funded principally by cash flow generated from the portfolio and excess overnight liquidity. The growth in the investment portfolio was due to the increase in low earning cash that was used to purchase higher yielding securities. As a result of the acquisition of Landmark, the Company acquired $49.4 million in securities of which $16.5 million was retained and the remaining securities were liquidated and reinvested. The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company. Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile.

A comparison of total investment securities as of December 31 follows:

	2021				2020
(dollars in thousands)	Amount	%	Book yield	Reprice term	Amount	%	Book yield	Reprice term

MBS - GSE residential	$257,267	34.8%	1.6%	5.1	$147,260	37.5%	1.7%	2.8
Obligations of states & political subdivisions	364,710	49.4	2.3	7.5	199,713	50.9	2.6	7.5
Agency - GSE	117,003	15.8	1.4	5.2	45,447	11.6	1.3	4.4
Total	$738,980	100.0%	1.9%	6.3	$392,420	100.0%	2.1%	5.4

The investment securities portfolio contained no private label mortgage-backed securities, collateralized mortgage obligations, collateralized debt obligations, or trust preferred securities, and no off-balance sheet derivatives were in use. The portfolio had no adjustable-rate instruments as of December 31, 2021 and 2020.

Investment securities were comprised of AFS securities as of December 31, 2021 and 2020. The AFS securities were recorded with a net unrealized gain of $0.2 million and a net unrealized gain of $11.3 million as of December 31, 2021 and 2020, respectively. Of the net decline in the unrealized gain position of $11.1 million: $3.3 million was attributable to municipal securities; $5.1 million was attributable to mortgage-backed securities and $2.7 million was attributable to agency securities. The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve. Generally, the values of debt securities move in the opposite direction of the changes in interest rates. As interest rates along the treasury yield curve rise, especially at the intermediate and long end, the values of debt securities tend to decline. Whether or not the value of the Company’s investment portfolio will change above or below its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio. Management does not consider the reduction in value attributable to changes in credit quality. Correspondingly, when interest rates decline, the market values of the Company’s debt securities portfolio could be subject to market value increases.

As of December 31, 2021, the Company had $417.8 million in public deposits, or 19% of total deposits. Pennsylvania state law requires the Company to maintain pledged securities on these public deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers. As of December 31, 2021, the balance of pledged securities required for public and trust deposits was $394.3 million, or 53% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary. Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired. If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized. During the year ended December 31, 2021, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

Restricted investments in bank stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh. Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level. In addition, the Company earns a return or dividend based on the amount invested. Atlantic Community Bankers Bank (ACBB) stock totaled $82 thousand and $45 thousand as of December 31, 2021 and 2020. ACBB stock totaling $37 thousand was acquired from the merger with Landmark in 2021. The dividends received from the FHLB totaled $130 thousand and $203 thousand for the years ended December 31, 2021 and 2020, respectively. The balance in FHLB and ACBB stock was $3.2 million and $2.8 million as of December 31, 2021 and 2020, respectively.

Loans and leases

As of December 31, 2021, the Company had gross loans and leases, including originated and acquired loans and leases, totaling $1.4 billion compared to $1.1 billion at December 31, 2020, an increase of $314 million, or 28%.

Growth in the portfolio was attributed to a $118 million, or 13%, increase in the originated portfolio and a $196 million, or 93%, increase in the acquired portfolio. Growth in the originated portfolio was primarily attributed to the $83 million increase in the commercial real estate portfolio, resulting from the origination of several large commercial real estate loans during 2021, and the $95 million increase in the residential portfolio, stemming from the strength of the housing market in the Company’s service area and the low interest rate environment along with management’s decision to retain a greater percentage of potentially saleable mortgages. Growth in the acquired portfolio was attributed to the $299 million in loans added to the Company’s balance sheet from the Landmark merger, which closed in the third quarter of 2021.

A comparison of loan originations, net of participations is as follows for the periods indicated:

	2021	2020
(dollars in thousands)	Amount	Amount
Loans:
Commercial and industrial	$128,768	$198,785
Commercial real estate	89,653	32,236
Consumer	68,482	48,725
Residential real estate	241,395	201,440
	528,298	481,186
Lines of credit:
Commercial	77,194	36,622
Residential construction	54,110	31,444
Home equity and other consumer	40,214	22,859
	171,518	90,925
Total originations closed	$699,816	$572,111

Commercial and industrial originations decreased by $70 million, or 35%, to $129 million in 2021. This occurred because the Company recorded PPP loans in the commercial and industrial category. PPP loan originations decreased from $159 million in 2020 to $77 million in 2021.

Commercial and industrial (C&I) and commercial real estate (CRE)

As of December 31, 2021, the commercial loan portfolio increased by $156 million, or 24%, to $819 million over the

December 31, 2020 balance of $663 million due to $145 million in growth in the acquired portfolio and $11 million in growth in the originated portfolio. Excluding the $98 million reduction in originated PPP loans (net of deferred fees) during the twelve months ended December 31, 2021, the originated commercial portfolio grew $110 million due to the origination of several large CRE loans during the year along with increased overall lending activity due to the Company’s larger size and market area.

The commercial loan portfolio consisted of $513 million in originated loans, including $32 million in originated PPP loans, and $306 million in loans acquired from MNB and Landmark, including $8 million in acquired PPP loans, as of December 31, 2021.

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

Beginning in the fourth quarter of 2020 and continuing during 2021, the Company submitted PPP forgiveness applications to the SBA, and through December 31, 2021, the Company received forgiveness or paydowns of $203 million, or 86%, of the original PPP loan balances of $236 million with $176 million occurring during the twelve months ended December 31, 2021.

As a PPP lender, the Company received fee income of approximately $9.9 million with $8.7 million recognized to date, including $3.3 million of PPP fee income recognized during 2020 and $5.4 million recognized during 2021. Unearned fees attributed to PPP loans, net of $0.1 million in fees paid to referral sources as prescribed by the SBA under the PPP, were $1.2 million as of December 31, 2021.

The PPP loans originated by size were as follows as of December 31, 2021:

(dollars in thousands)	Balance originated	Current balance	Total SBA fee	SBA fee recognized
$150,000 or less	$76,594	$12,877	$4,866	$4,085
Greater than $150,000 but less than $2,000,000	128,082	20,331	4,765	4,254
$2,000,000 or higher	31,656	-	316	316
Total PPP loans originated	$236,332	$33,208	$9,947	$8,655

The table above does not include the $20.3 million in PPP loans acquired because of the merger with Landmark during the third quarter of 2021. As of December 31, 2021, the balance of outstanding acquired PPP loans was $7.9 million.

Consumer

The consumer loan portfolio consisted of home equity installment, home equity line of credit, automobile, direct finance leases and other consumer loans.

As of December 31, 2021, the consumer loan portfolio increased by $39 million, or 18%, to $255 million compared to the December 31, 2020 balance of $216 million, due to $27 million in growth in the acquired portfolio, primarily automobile, related to the Landmark merger and $12 million in growth in the originated portfolio, specifically from the home equity line of credit and direct finance lease portfolios.

Residential

As of December 31, 2021, the residential loan portfolio increased by $119 million, or 49%, to $361 million compared to the December 31, 2020 balance of $242 million. For the twelve months ended December 31, 2021, $25 million in was attributed to loans acquired in the Landmark merger and $94 million in growth originated mainly in the Company’s service area spurred by a historically low interest rate environment, strong demand for residential loans and management’s decision to retain potentially saleable mortgages.

The residential loan portfolio consisted primarily of held-for-investment residential loans for primary residences. Originated loans totaled $298 million and acquired loans totaled $63 million as of December 31, 2021 compared to originated loans of $204 million and acquired loans of $38 million as of December 31, 2020.

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

A comparison of loans and related percentage of gross loans, at December 31, for the five previous periods is as follows:

	2021		2020
(dollars in thousands)	Amount	%	Amount	%
Commercial and industrial	$236,304	16.5%	$280,757	25.0%
Commercial real estate:
Non-owner occupied	312,848	21.8	192,143	17.1
Owner occupied	248,755	17.3	179,923	16.1
Construction	21,147	1.5	10,231	0.9
Consumer:
Home equity installment	47,571	3.3	40,147	3.6
Home equity line of credit	54,878	3.8	49,725	4.4
Auto	118,029	8.2	98,386	8.8
Direct finance leases	26,232	1.8	20,095	1.8
Other	8,013	0.6	7,602	0.7
Residential:
Real estate	325,861	22.8	218,445	19.5
Construction	34,919	2.4	23,357	2.1
Gross loans	1,434,557	100.0%	1,120,811	100.0%
Less:
Allowance for loan losses	(15,624)		(14,202)
Unearned lease revenue	(1,429)		(1,159)
Net loans	$1,417,504		$1,105,450

Loans held-for-sale	$31,727		$29,786

	2019		2018		2017
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial and industrial	$122,594	16.2%	$126,884	17.4%	$113,601	17.5%
Commercial real estate:
Non-owner occupied	99,801	13.2	95,515	13.1	92,851	14.3
Owner occupied	130,558	17.3	124,092	17.0	109,383	16.9
Construction	4,654	0.6	6,761	0.9	6,228	1.0
Consumer:
Home equity installment	36,631	4.9	32,729	4.5	27,317	4.2
Home equity line of credit	47,282	6.3	52,517	7.2	53,273	8.2
Auto	105,870	14.0	105,576	14.5	79,340	12.3
Direct finance leases	16,355	2.2	17,004	2.3	13,575	2.1
Other	5,634	0.7	6,314	0.9	5,604	0.9
Residential:
Real estate	167,164	22.2	145,951	20.0	136,901	21.1
Construction	17,770	2.4	15,749	2.2	9,931	1.5
Gross loans	754,313	100.0%	729,092	100.0%	648,004	100.0%
Less:
Allowance for loan losses	(9,747)		(9,747)		(9,193)
Unearned lease revenue	(903)		(1,028)		(639)
Net loans	$743,663		$718,317		$638,172

Loans held-for-sale	$1,643		$5,707		$2,181

The following table sets forth the maturity distribution of select commercial and construction components of the loan portfolio at December 31, 2021. The determination of maturities is based on contractual terms. Non-contractual rollovers or extensions are included in one year or less category of the maturity classification. Excluded from the table are residential real estate and consumer loans:

		More than	More than
	One year	one year to	five years to	More than
(dollars in thousands)	or less	five years	fifteen years	fifteen years	Total
Commercial and industrial	$51,545	$92,608	$56,183	$35,968	$236,304
Commercial real estate	42,236	49,593	322,870	146,905	561,604
Commercial real estate construction *	21,147	-	-	-	21,147
Residential real estate construction *	34,919	-	-	-	34,919
Total	$149,847	$142,201	$379,053	$182,873	$853,974

*In the table above, both residential and CRE construction loans are included in the one year or less category since, by their nature, these loans are converted into residential and CRE loans within one year from the date the real estate construction loan was consummated. Upon conversion, the residential and CRE loans would normally mature after five years.

The following table sets forth the total amount of C&I and CRE loans due after one year which have predetermined interest rates (fixed) and floating or adjustable interest rates (variable) as of December 31, 2021:

	One to five	Five to	Over
(dollars in thousands)	years	fifteen years	fifteen years	Total

Fixed interest rate	$102,557	$48,808	$27,354	$178,719
Variable interest rate	39,644	330,245	155,519	525,408
Total	$142,201	$379,053	$182,873	$704,127

Non-refundable fees and costs associated with all loan originations are deferred. Using either the interest method or straight-line amortization, the deferral is released as credits or charges to loan interest income over the life of the loan.

There are no concentrations of loans or customers to several borrowers engaged in similar industries exceeding 10% of total loans that are not otherwise disclosed as a category in the tables above. There are no concentrations of loans that, if resulted in a loss, would have a material adverse effect on the business of the Company. The Company’s loan portfolio does not have a material concentration within a single industry or group of related industries or customers that is vulnerable to the risk of a near-term severe negative business impact. As of December 31, 2021, approximately 75% of the gross loan portfolio was secured by real estate compared to 66% at December 31, 2020 and 67% at December 31, 2019.

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

As of December 31, 2021 and 2020, loans HFS consisted of residential mortgages with carrying amounts of $31.7 million and $29.8 million, respectively, which approximated their fair values. During the year ended December 31, 2021, residential mortgage loans with principal balances of $159.8 million were sold into the secondary market and the Company recognized net gains of $4.1 million, compared to $155.1 million and $3.5 million, respectively, during the year ended December 31, 2020. During the year ended December 31, 2021, the Company also sold one SBA guaranteed loan with a principal balance of $0.2 million and recognized a net gain of $24 thousand compared to one SBA guaranteed loan with a principal balance of $0.6 million and recognized a net gain on the sale of $93 thousand during the year ended December 31, 2020.

During 2021, management decided to hold mortgages HFS longer to earn interest income. Management completed a $13 million transfer of mortgages HFS to the held-for-investment portfolio during the first quarter of 2022.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster personal relationships. At December 31, 2021 and 2020, the servicing portfolio balance of sold residential mortgage loans was $430.9 million and $366.5 million, respectively, with mortgage servicing rights of $1.7 million and $1.3 million for the same periods, respectively.

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

The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated:

(dollars in thousands)	2021		2020		2019		2018		2017

Balance at beginning of period	$14,202		$9,747		$9,747		$9,193		$9,364

Charge-offs:
Commercial and industrial	(130)		(372)		(184)		(196)		(143)
Commercial real estate	(491)		(465)		(597)		(268)		(635)
Consumer	(206)		(296)		(398)		(391)		(658)
Residential	(162)		(35)		(330)		(371)		(309)
Total	(989)		(1,168)		(1,509)		(1,226)		(1,745)

Recoveries:
Commercial and industrial	23		26		32		77		10
Commercial real estate	250		30		317		42		47
Consumer	138		120		67		211		67
Residential	-		197		8		-		-
Total	411		373		424		330		124
Net charge-offs	(578)		(795)		(1,085)		(896)		(1,621)
Provision for loan losses	2,000		5,250		1,085		1,450		1,450
Balance at end of period	$15,624		$14,202		$9,747		$9,747		$9,193

Allowance for loan losses to total loans	1.09%		1.27%		1.29%		1.34%		1.42%
Net charge-offs to average total loans outstanding	0.04%		0.08%		0.15%		0.13%		0.25%
Average total loans	$1,299,960		$1,019,373		$732,152		$687,853		$639,477
Loans 30 - 89 days past due and accruing	$1,982		$1,598		$1,366		$5,938		$2,893
Loans 90 days or more past due and accruing	$64		$61		$-		$1		$6
Non-accrual loans	$2,949		$3,769		$3,674		$4,298		$3,441
Allowance for loan losses to non-accrual loans	5.30	x	3.77	x	2.65	x	2.27	x	2.67	x
Allowance for loan losses to non-performing loans	5.19	x	3.71	x	2.65	x	2.27	x	2.67	x

For the twelve months ended December 31, 2021, the allowance increased $1.4 million, or 10%, to $15.6 million from $14.2 million at December 31, 2020 due to provisioning of $2.0 million partially offset by $0.6 million in net charge-offs. The allowance for loan and lease losses decreased as a percentage of total loans to 1.09% from 1.27% at December 31, 2020 as the growth in the loan portfolio (28%) outpaced the growth in the allowance for loan losses (10%) during the same period.

Loans acquired from the Merchants and Landmark mergers (performing and non-performing) were initially recorded at their acquisition-date fair values. Since there is no initial credit valuation allowance recorded under this method, the Company establishes a post-acquisition allowance for loan losses to record losses which may subsequently arise on the acquired loans.

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

During the third quarter of 2021, management reduced the qualitative factors associated with its commercial, consumer, and residential portfolios related to the improvement in the economic environment compared to the prior period, which was attributed to the improving key risk indicators used in the analysis including national unemployment rate, personal consumer expenditures, industrial production and consumer sentiment.

During the fourth quarter of 2021, management reduced the qualitative factors associated with its commercial, consumer, and residential portfolios related to the sustained, low level of delinquency in these portfolios observed during the year and improvement compared to the year earlier period. Management also reduced the qualitative factors associated with its commercial portfolio related to the improvement in the key risk indicators used in the analysis including national unemployment rate, personal consumer expenditures, and industrial production.

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

		% of Total		% of Total
		Net		Net
(dollars in thousands)	2021	Charge-offs	2020	Charge-offs
Net charge-offs
Commercial and industrial	$(107)	18%	$(346)	43%
Commercial real estate	(241)	42	(435)	55
Consumer	(68)	12	(176)	22
Residential	(162)	28	162	(20)
Total net charge-offs	$(578)	100%	$(795)	100%

For the twelve months ended December 31, 2021, net charge-offs against the allowance totaled $578 thousand compared with net charge-offs of $795 thousand for the twelve months ended December 31, 2020, representing a $217 thousand, or 27%, decrease. This decrease was attributed to general economic improvement and continued high levels of liquidity for the Company’s customers.

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

	2021		2020		2019		2018		2017
		Category		Category		Category		Category		Category
		% of		% of		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$7,422	41%	$6,383	34%	$3,933	31%	$3,901	31%	$4,060	32%
Commercial and industrial	2,204	16	2,407	25	1,484	16	1,432	18	1,374	17
Consumer	2,404	18	2,552	19	2,013	28	2,548	29	2,063	28
Residential real estate	3,508	25	2,781	22	2,278	25	1,844	22	1,608	23
Unallocated	86	-	79	-	39	-	22	-	88	-
Total	$15,624	100%	$14,202	100%	$9,747	100%	$9,747	100%	$9,193	100%

As of December 31, 2021, the commercial loan portfolio, consisting of CRE and C&I loans, comprised 62% of the total allowance for loan losses compared with 62% on December 31, 2020. The commercial loan allowance allocation remained unchanged, and higher than the commercial loan allocation, due to the greater inherent risk in this portfolio.

As of December 31, 2021, the consumer loan portfolio comprised 15% of the total allowance for loan losses compared with 18% on December 31, 2020. The 3-percentage point decrease in the consumer loan allowance allocation was the result of the relative reduction in this loan category, which declined from 19% as of December 31, 2020 to 18% as of December 31, 2021.

As of December 31, 2021, the residential loan portfolio comprised 22% of the total allowance for loan losses compared with 19% on December 31, 2020. The 3-percentage point increase was the result of the relative increase in this loan category, which increased from 22% as of December 31, 2020 to 25% as of December 31, 2021.

As of December 31, 2021, the unallocated reserve, representing the portion of the allowance not specifically identified with a loan or groups of loans, less than 1% of the total allowance for loan losses compared with less than 1% of the total allowance for loan losses on December 31, 2020.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructurings (TDRs), other real estate owned (ORE) and repossessed assets.

The following table sets forth non-performing assets at December 31:

(dollars in thousands)	2021	2020	2019	2018	2017

Loans past due 90 days or more and accruing	$64	$61	$-	$1	$6
Non-accrual loans *	2,949	3,769	3,674	4,298	3,441
Total non-performing loans	3,013	3,830	3,674	4,299	3,447
Troubled debt restructurings	2,987	2,571	991	1,830	1,871
Other real estate owned and repossessed assets	434	256	369	190	973
Total non-performing assets	$6,434	$6,657	$5,034	$6,319	$6,291

Total loans, including loans held-for-sale	$1,464,855	$1,149,438	$755,053	$755,053	$733,771
Total assets	$2,419,104	$1,699,510	$1,009,927	$981,102	$863,637
Non-accrual loans to total loans	0.20%	0.33%	0.49%	0.57%	0.47%
Non-performing loans to total loans	0.21%	0.33%	0.49%	0.57%	0.47%
Non-performing assets to total assets	0.27%	0.39%	0.50%	0.64%	0.73%

* In the table above, the amount includes non-accrual TDRs of $0.6 million, $0.7 million, $0.6 million, $1.7 million and $1.6 million as of 2021, 2020, 2019, 2018 and 2017, respectively.

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

Non-performing assets represented 0.27% of total assets at December 31, 2021 compared with 0.39% at December 31, 2020 with the improvement resulting from the $0.2 million, or 3%, decrease in non-performing assets, specifically non-accrual loans, coupled with the $720 million, or 42%, increase in total assets to $2.4 billion at December 31, 2021.

From December 31, 2020 to December 31, 2021, non-accrual loans declined $0.8 million, or 21%, from $3.8 million to $3.0 million. The $0.8 million decline in non-accrual loans was the result of $1.3 million in payments, $0.7 million in charge-offs, $0.2 million in moves to ORE, and $0.2 million in moves back to accrual offset by $1.6 million in additions. At December 31, 2021, there were a total of 31 loans to 28 unrelated borrowers with balances that ranged from less than $1 thousand to $0.7 million. At December 31, 2020, there were a total of 46 loans to 38 unrelated borrowers with balances that ranged from less than $1 thousand to $0.5 million.

There were two direct finance leases totaling $64 thousand that were over 90 days past due as of December 31, 2021 compared to two direct finance leases totaling $61 thousand that were over 90 days past due as of December 31, 2020. The delinquent direct finance leases are fully guaranteed under a formal recourse agreement with the originating auto dealer and were in process of orderly collection.

The Company seeks payments from all past due customers through an aggressive customer communication process. Unless well-secured and in the process of collection, past due loans will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

The composition of non-performing loans as of December 31, 2021 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$236,304	$-	$154	$154	0.07%
Commercial real estate:
Non-owner occupied	312,848	-	478	478	0.15%
Owner occupied	248,755	-	1,570	1,570	0.63%
Construction	21,147	-	-	-	-
Consumer:
Home equity installment	47,571	-	-	-	-
Home equity line of credit	54,878	-	97	97	0.18%
Auto loans	118,029	-	78	78	0.07%
Direct finance leases *	24,803	64	-	64	0.26%
Other	8,013	-	-	-	-
Residential:
Real estate	325,861	-	572	572	0.18%
Construction	34,919	-	-	-	-
Loans held-for-sale	31,727	-	-	-	-
Total	$1,464,855	$64	$2,949	$3,013	0.21%

*Net of unearned lease revenue of $1.4 million.

Payments received from non-accrual loans are recognized on a cost recovery method. Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. If the non-accrual loans that were outstanding as of December 31, 2021 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $169 thousand.

The following tables set forth the activity in accruing and non-accruing TDRs as of the period indicated:

As of and for the year ended December 31, 2021
	Accruing	Non-accruing
	Commercial	Commercial	Commercial
(dollars in thousands)	real estate	real estate	& industrial	Total
Troubled Debt Restructures:
Beginning balance	$2,571	$456	$206	$3,233
Additions	519	-	-	519
Pay downs / payoffs	(103)	(37)	(6)	(146)
Charge offs	-	-	(65)	(65)
Ending balance	$2,987	$419	$135	$3,541
Number of loans	8	1	2	11

As of and for the year ended December 31, 2020
	Accruing	Non-accruing
	Commercial	Commercial	Commercial
(dollars in thousands)	real estate	real estate	& industrial	Total
Troubled Debt Restructures:
Beginning balance	$991	$561	$-	$1,552
Additions	1,600	2	206	1,808
Pay downs / payoffs	(20)	(8)	-	(28)
Charge offs	-	(99)	-	(99)
Ending balance	$2,571	$456	$206	$3,233
Number of loans	8	2	2	12

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR. TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards to maximize the Company’s recovery.

Consistent with Section 4013 and the Revised Statement of Section 4013 of the CARES Act, specifically “Temporary Relief From Troubled Debt Restructurings”, the Company approved requests by borrowers to modify loan terms and defer principal and/or interest payment for loans. U.S. GAAP permits the temporary suspension of TDR determination defined under ASC 310-40 provided that such modifications are made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief. This includes short-term (i.e., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current for purposes of Section 4013 are those that are less than 30 days past due on their contractual payments at the time the modification program is implemented.

From December 31, 2020 to December 31, 2021, TDRs increased $0.3 million, or 10%, primarily due to the addition of a $0.5 million commercial real estate TDR in the fourth quarter offset by paydowns of $0.1 million and charge-offs for two non-accrual commercial real estate TDRs to a single borrower totaling $0.1 million. At December 31, 2020, there were a total of 12 TDRs by 9 unrelated borrowers with balances that ranged from $1 thousand to $1.3 million, and at December 31, 2021, there were a total of 11 TDRs by 8 unrelated borrowers with balances that ranged from $50 thousand to $1.3 million.

Loans modified in a TDR may or may not be placed on non-accrual status. At December 31, 2021, there were three TDRs totaling $0.6 million that were on non-accrual status compared to four TDRs totaling $0.7 million at December 31, 2020.

Beginning the week of March 16, 2020, the Company began receiving requests for temporary modifications to the repayment structure for borrower loans. Modification terms included interest only or full payment deferral for up to 6 months. As of December 31, 2021, the Company had no COVID-related modifications outstanding. Although contractual payments have returned to normal, residual impacts on borrowers’ ability to repay due to the COVID-19 pandemic may persist.

Foreclosed assets held-for-sale

From December 31, 2020 to December 31, 2021, foreclosed assets held-for-sale (ORE) increased from $256 thousand to $435 thousand, a $179 thousand increase, which was primarily attributed to one $236 thousand ORE property that was added during the first quarter of 2021.

The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	2021		2020
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$256	6	$349	7

Additions	969	7	770	10
Pay downs	-		(1)
Write downs	(16)		(36)
Sold	(775)	(8)	(826)	(11)
Balance at end of period	$434	5	$256	6

As of December 31, 2021, ORE consisted of five properties securing loans to five unrelated borrowers totaling $435 thousand. Four properties ($434 thousand) to four unrelated borrowers were added in 2021 and one property ($1 thousand) was added in 2017. Of the five properties, three properties are under agreement of sale and two properties are listed for sale.

As of December 31, 2021 and December 31, 2020, the Company had no other repossessed assets held-for-sale.

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

Premises and equipment

Net of depreciation, premises and equipment increased $1.7 million during 2021. The Company added $3.4 million in fixed assets from the Landmark merger and purchased $2.2 million in fixed assets throughout 2021. These increases were partially offset by $2.2 million in depreciation expense and $1.5 million in transfers to other assets held-for-sale. The Company expects to begin branch remodeling and corporate headquarters planning which may increase construction in process and is evaluating its branch network looking for consolidation that makes sense for more efficient operations. On December 23, 2020, the Commonwealth of Pennsylvania authorized the release of $2.0 million in Redevelopment Assistance Capital Program (RACP) funding for the Company’s headquarters project in Lackawanna County. On December 2, 2021, the Company announced it would be receiving an additional $2.0 million in RACP funding in support of the project. Although the Company was awarded the grants, funds will not be available until a final project is selected and certain requirements are met.

Other assets

During 2021, the $3.2 million, or 57%, increase in other assets was due mostly to a $3.1 million increase in deferred tax assets primarily from the reduction in unrealized gains in the investment portfolio.

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

Overview

For the year ended December 31, 2021, the Company generated net income of $24.0 million, or $4.48 per diluted share, compared to $13.0 million, or $2.82 per diluted share, for the year ended December 31, 2020. The $11.0 million, or 84%, increase in net income stemmed from $17.6 million more net interest income, $3.6 million in additional non-interest income and $3.3 million lower provision for loan losses which more than offset an $11.8 million rise in non-interest expenses and $1.7 million higher provision for income taxes.

For the year ended December 31, 2021, return on average assets (ROA) and return on average shareholders’ equity (ROE) were 1.13% and 12.69%, respectively, compared to 0.87% and 9.06% for the same period in 2020. The increase in ROA and ROE was the result of the growth in net income relative to the increase in average assets and equity during 2021.

Net interest income and interest sensitive assets / liabilities

Net interest income (FTE) increased $18.7 million, or 41%, from $45.3 million for the year ended December 31, 2020 to $64.0 million for the year ended December 31, 2021, due to the higher interest income and lower interest expense. Total average interest-earning assets increased $607.3 million while the FTE yields earned on these assets declined 27 basis points resulting in $17.0 million of growth in FTE interest income. The loan portfolio contributed the most to this growth due to average balance growth of $280.6 million which had the effect of producing $12.2 million more FTE interest income, including $2.0 million in additional fees earned under the Paycheck Protection Program (PPP). In the investment portfolio, an increase in the average balances of municipal securities was the biggest driver of interest income growth. The average balance of total securities grew $291.1 million producing $4.8 million in additional FTE interest income despite a decrease of 44 basis points in yields earned on investments. On the liability side, total interest-bearing liabilities grew $392.7 million in average balances with a 27 basis point decrease in rates paid on these interest-bearing liabilities. Growth in average interest-bearing deposits of $442.4 million was offset by the effect of a 26 basis point reduction in rates paid on these deposits lowering interest expense by $1.3 million. In addition, the Company utilized $49.7 million less in average borrowings in 2021 compared to 2020 resulting in $0.4 million less interest expense from borrowings.

The FTE net interest rate spread was unchanged at 3.16% for the years ended December 31, 2021 and 2020. The FTE net interest rate margin decreased by 7 basis points, respectively, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The yields earned on interest-earning assets declined at the same pace as the decline in the rates paid on interest-bearing liabilities causing the net interest rate spread to remain flat. The decrease in net interest rate margin was due to the higher average balance of interest-bearing cash. The overall cost of funds, which includes the impact of non-interest bearing deposits, decreased 21 basis points for the year ended December 31, 2021 compared to the same period in 2020. The primary reason for the decline was the reduction in rates paid on deposits coupled with the increased average balances of non-interest bearing deposits.

For 2022, the Company expects to operate in a rising interest rate environment. A rate environment with rising interest rates positions the Company to improve its interest income performance from new and maturing earning assets. Until there is a sustained period of yield curve steepening, with rates rising more sharply at the long end, the interest rate margin may experience compression. However for 2022, the Company anticipates net interest income to improve as growth in interest-earning assets would help mitigate an adverse impact of rate movements on cost of funds. The FOMC began easing the federal funds rate during the second half of 2019 and continued through the first quarter of 2020 which reduced rates paid on interest-bearing liabilities. On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans was cut 75 basis points in the second half of 2019 and another 150 basis points in the first quarter of 2020. Consensus economic forecasts are predicting gradual increases in short-term rates throughout 2022. The 2022 focus is to manage net interest income after years of a low interest rate environment through a rising forecasted rate cycle by maintaining a reasonable spread. Interest income and interest expense are both projected to increase for 2022. Continued growth in the loan portfolios complemented with investment security growth is expected to boost interest income, and when coupled with a proactive relationship approach to deposit cost setting strategies should help mitigate spread compression and contain the interest rate margin from further reductions below acceptable levels.

The Company’s cost of interest-bearing liabilities was 0.26% for the year ended December 31, 2021, or 27 basis points lower than the cost for the year ended December 31, 2020. The decrease in interest paid on both deposits and borrowings contributed to the lower cost of interest-bearing liabilities. The FOMC is expected to increase the federal funds rate which could cause rates paid on deposits to rise from the current low levels. To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances. Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the years indicated. Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for 2021, 2020 and 2019, to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments. This treatment allows a uniform comparison among yields on interest-earning assets. Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for loan losses. HELOC are included in the residential real estate category since they are secured by real estate. Net deferred loan fee/(cost) accretion/amortization of $3.8 million in 2021, $2.1 million in 2020 and ($0.7 million) in 2019, respectively, are included in interest income from loans. MNB and Landmark loan fair value purchase accounting adjustments of $3.0 million and $0.6 million are included in interest income from loans and $72 thousand and $213 thousand reduced interest expense on deposits for 2021 and 2020. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Residual values for direct finance leases are included in the average balances for consumer loans. Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets. Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

(dollars in thousands)	2021			2020			2019
	Average		Yield /	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$111,936	$148	0.13%	$76,404	$121	0.16%	$2,185	$47	2.14%
Restricted investments in bank stock	3,181	127	4.00	3,044	162	5.33	4,208	417	9.92
Investments:
Agency - GSE	89,754	1,231	1.37	18,074	301	1.66	5,934	160	2.69
MBS - GSE residential	197,556	2,837	1.44	145,343	2,896	1.99	127,533	3,473	2.72
State and municipal (nontaxable)	207,819	6,171	2.97	89,350	3,146	3.52	49,988	2,195	4.39
State and municipal (taxable)	68,343	1,281	1.87	19,555	398	2.03	-	-	-
Other	27	-	0.40	89	3	3.42	-	-	-
Total investments	563,499	11,520	2.04	272,411	6,744	2.48	183,455	5,828	3.18
Loans and leases:
C&I and CRE (taxable)	712,838	34,507	4.84	526,805	24,485	4.65	317,023	16,434	5.18
C&I and CRE (nontaxable)	48,574	1,890	3.89	41,261	1,579	3.83	34,056	1,363	4.00
Consumer	180,991	7,100	3.92	166,389	6,690	4.02	159,937	6,208	3.88
Residential real estate	357,557	12,311	3.44	284,918	10,810	3.79	221,136	9,722	4.40
Total loans and leases	1,299,960	55,808	4.29	1,019,373	43,564	4.27	732,152	33,727	4.61
Total interest-earning assets	1,978,576	67,603	3.42%	1,371,232	50,591	3.69%	922,000	40,019	4.34%
Non-interest earning assets	137,011			124,433			62,552
Total assets	$2,115,587			$1,495,665			$984,552

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$608,441	$1,742	0.29%	$369,645	$1,405	0.38%	$234,603	$1,636	0.70%
Savings and clubs	209,890	113	0.05	148,505	115	0.08	111,687	139	0.12
MMDA	425,282	957	0.22	280,344	1,573	0.56	156,178	2,290	1.47
Certificates of deposit	132,751	644	0.49	135,487	1,663	1.23	119,150	2,111	1.77
Total interest-bearing deposits	1,376,364	3,456	0.25	933,981	4,756	0.51	621,618	6,176	0.99
Secured borrowings	9,122	156	1.71	-	-	-	-	-	-
Short-term borrowings	97	1	1.06	49,165	248	0.50	35,243	878	2.49
FHLB advances	848	26	3.07	10,608	307	2.90	18,074	500	2.77
Total interest-bearing liabilities	1,386,431	3,639	0.26%	993,754	5,311	0.53%	674,935	7,554	1.12%
Non-interest bearing deposits	517,599			340,211			195,393
Non-interest bearing liabilities	22,322			17,765			13,517
Total liabilities	1,926,352			1,351,730			883,845
Shareholders' equity	189,235			143,935			100,707
Total liabilities and shareholders' equity	$2,115,587			$1,495,665			$984,552
Net interest income - FTE		$63,964			$45,280			$32,465

Net interest spread			3.16%			3.16%			3.22%
Net interest margin			3.23%			3.30%			3.52%
Cost of funds			0.19%			0.40%			0.87%

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

	Years ended December 31,
(dollars in thousands)	2021 compared to 2020			2020 compared to 2019
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$50	$(23)	$27	$156	$(82)	$74
Restricted investments in bank stock	7	(42)	(35)	(95)	(160)	(255)
Investments:
Agency - GSE	992	(62)	930	222	(81)	141
MBS - GSE residential	877	(936)	(59)	440	(1,017)	(577)
State and municipal	3,537	(615)	2,922	1,599	(558)	1,041
Other	(1)	(2)	(3)	3	-	3
Total investments	5,405	(1,615)	3,790	2,264	(1,656)	608
Loans and leases:
Residential real estate	2,569	(1,067)	1,502	2,544	(1,456)	1,088
C&I and CRE	9,102	1,177	10,279	9,960	(1,730)	8,230
Consumer	576	(167)	409	255	227	482
Total loans and leases	12,247	(57)	12,190	12,759	(2,959)	9,800
Total interest income	17,709	(1,737)	15,972	15,084	(4,857)	10,227

Interest expense:
Deposits:
Interest-bearing checking	745	(408)	337	702	(933)	(231)
Savings and clubs	39	(41)	(2)	38	(62)	(24)
Money market	588	(1,204)	(616)	1,188	(1,905)	(717)
Certificates of deposit	(33)	(986)	(1,019)	262	(710)	(448)
Total deposits	1,339	(2,639)	(1,300)	2,190	(3,610)	(1,420)
Secured borrowings	156	-	156	-	-	-
Overnight borrowings	(377)	130	(247)	255	(885)	(630)
FHLB advances	(299)	18	(281)	(215)	22	(193)
Total interest expense	819	(2,491)	(1,672)	2,230	(4,473)	(2,243)
Net interest income	$16,890	$754	$17,644	$12,854	$(384)	$12,470

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

For the twelve months ended December 31, 2021 and 2020, the Company recorded a provision for loan losses of $2.0 million and $5.3 million, respectively, a $3.3 million, or 62%, decrease. The decrease in the provision for loan losses from the year earlier period was primarily attributed to the COVID-related provisioning that occurred during the twelve months ended December 31, 2020, which was not similarly warranted during the twelve months ended December 31, 2021 due to the higher level of economic certainty in the Company’s operating area when compared to the year earlier period. At this time, management expects the required provision for loan losses for 2022 to replicate the 2021 amount, subject to the level and type of loan origination production and unperceived changes to the credit quality landscape during 2022.

See the discussion of the qualitative factors within the “Allowance for loan losses” section of this management’s discussion and analysis. Although uncertainty over COVID’s duration and severity complicates management’s ability to render a more precise estimate of credit losses, management currently believes the level of provisioning for the twelve months ended December 31, 2021 was adequate based on the information that was available as of the reporting date and subsequent period up to the filing date.

The provision for loan losses derives from the reserve required from the allowance for loan losses calculation. The Company continued provisioning for the twelve months ended December 31, 2021 to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the year ended December 31, 2021, non-interest income amounted to $18.3 million, a $3.6 million, or 25%, increase compared to $14.7 million recorded for the year ended December 31, 2020. Interchange fees grew $1.1 million due to a higher volume of debit card transactions. Wealth management fees (fees from trust fiduciary activities and financial services) increased $0.7 million year-over-year as assets under management and administration grew from $364 million to $427 million. Gains on loan sales were $0.6 million higher for the year ended December 31, 2021 than the year earlier period due to the higher dollar amount of loans sold. Service charges on deposits increased $0.5 million. Earnings on bank-owned life insurance increased $0.4 million from the larger amount of BOLI due to the Landmark acquisition. Service charges on loans were $0.3 million higher in 2021 compared to 2020 primarily driven by more fees for commercial loans.

Other operating expenses

For the year ended December 31, 2021, total other operating expenses totaled $50.1 million, an increase of $11.8 million, or 31%, compared to $38.3 million for the year ended December 31, 2020. Merger related expenses were $0.5 million of this increase. Salaries and employee benefits contributed the most to the increase rising $5.4 million, or 27%, in 2021 compared to 2020. The basis of the increase includes $3.0 million higher salaries with more full-time equivalent employees, $1.7 million increase in employee bonuses, $0.8 million more in group insurance and $0.5 million higher commissions. These increases in salaries and employee benefits were partially offset by $0.9 million more in loan origination costs deferred. Premises and equipment expenses were $1.4 million higher due to an increase in depreciation, equipment maintenance and rental expenses. Advertising and marketing increased $1.0 million due to more advertising and donations in 2021. Professional services were $0.5 million higher due to pandemic-related expenses and higher consulting and audit expenses. The FDIC assessment was $0.4 million higher due to the larger average assets. Automated transaction processing expenses increased $0.3 million. Data processing and communications expense increased $0.3 million during 2021 compared to 2020 because of additional costs for data center services from more accounts and additional branches.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, at December 31, 2021 and 2020 were 1.50% and 1.58%, respectively. The expense ratio decreased because of increased levels of average assets. The efficiency ratio decreased from 63.92 % at December 31, 2020 to 60.92% at December 31, 2021 due to revenue increasing faster than expenses in 2021. For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Provision for income taxes

The Company’s effective income tax rate approximated 14.3% in 2021 and 14.7% in 2020. The difference between the effective rate and the enacted statutory corporate rate of 21% is due mostly to the effect of tax-exempt income in relation to the level of pre-tax income. The provision for income taxes increased $1.8 million, or 78%, from $2.2 million at December 31, 2020 to $4.0 million at December 31, 2021. The increase was primarily due to higher pre-tax income in 2021 which partially offset the effect of higher tax-exempt interest income. If the federal corporate tax rate is increased, the Company’s net deferred tax liabilities will be re-valued upon adoption of the new tax rate. A federal tax rate increase will increase deferred tax liabilities with a corresponding increase to provision for income taxes, while a corresponding opposite impact will occur to reduce deferred tax assets and provision for income taxes, resulting in a net valuation adjustment in the period when the tax rate change becomes effective.

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

Nationally, the unemployment rate grew from 3.6% at December 31, 2019 to 6.7% at December 31, 2020. The unemployment rates in the Scranton - Wilkes-Barre - Hazleton and the Allentown – Bethlehem - Easton Metropolitan Statistical Areas (local) increased and the Scranton – Wilkes-Barre - Hazleton rate remained at a higher level than the national unemployment rate. According to the U.S. Bureau of Labor Statistics, the local unemployment rates at December 31, 2020 were 7.6% and 6.2%, respectively, an increase of 2.0 and 1.7 percentage points from the 5.6% and 4.5%, respectively, at December 31, 2019. The national and local unemployment rates rose as a result of the effects of the pandemic.

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

Financial Condition

Consolidated assets increased $689.6 million, or 68%, to $1.7 billion as of December 31, 2020 from $1.0 billion at December 31, 2019. The increase in assets occurred primarily from assets acquired in the merger with MNB. Of the growth in net loans and leases, $132.1 million was from PPP loans. The asset growth was funded by utilizing growth in deposits of $673.8 million and $7.7 million in retained earnings, net of dividends declared.

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

FHLB advances

During 2020, the Company paid off $10.0 million in FHLB advances with a weighted average interest rate of 2.97%. During the second quarter of 2020, the Company acquired $7.6 million of FHLB advances from the MNB merger that was subsequently paid off. At December 31, 2019, the Company had $15.0 million in FHLB advances with a weighted average interest rate of 3.01%. As of December 31, 2020, the Company had the ability to borrow an additional $428.7 million from the FHLB.

Funds Deployed:

Investment Securities

As of December 31, 2020, the carrying value of investment securities amounted to $392.4 million, or 23% of total assets, compared to $185.1 million, or 18% of total assets, at December 31, 2019.

Investment securities were comprised of AFS securities as of December 31, 2020 and 2019. The AFS securities were recorded with a net unrealized gain of $11.3 million and a net unrealized gain of $4.5 million as of December 31, 2020 and 2019, respectively. Of the net improvement in the unrealized gain position of $6.8 million, $4.5 million was net unrealized gains on municipal securities, $2.2 million was net unrealized gains on mortgage-backed securities and $0.1 million was net unrealized gains on agency securities.

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

The distribution of debt securities by stated maturity and tax-equivalent yield at December 31, 2020 were as follows:

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

This increase resulted primarily from the origination of a $7.2 million C&I loan and a $6.5 million CRE loan during the fourth quarter.

Paycheck Protection Program Loans

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

Loans held-for-sale

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

Foreclosed assets held-for-sale

From December 31, 2019 to December 31, 2020, foreclosed assets held-for-sale (ORE) declined from $349 thousand to $256 thousand, a $93 thousand, or 27%, decrease. Two properties to two unrelated borrowers for $338 thousand were added during the second quarter and eight properties to four unrelated borrowers for $432 thousand were added during the third quarter. Two properties were sold for $250 thousand during the first quarter, two properties were sold for $281 thousand during the second quarter, one property securing one loan was sold for $14 thousand during the third quarter, and two properties were sold for $37 thousand in the fourth quarter. The Company also sold one of two properties securing one loan for $142 thousand and two of four properties securing another loan relationship for $82 thousand in the third quarter, and one of four properties securing one loan relationship for $20 thousand in the fourth quarter. Further, one foreclosed asset was written down by $14 thousand to fair market value in the third quarter and one foreclosed asset was written down by $22 thousand to fair market value in the fourth quarter.

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

In addition to lending commitments, the Company has contractual obligations related to operating lease and capital lease commitments. Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes. Capital lease commitments are obligations on buildings and equipment.

The following table presents, as of December 31, 2021, the Company’s significant determinable contractual obligations and significant commitments by payment date. The payment amounts represent those amounts contractually due to the recipient, excluding interest:

		Over one	Over three
	One year	year through	years through	Over
(dollars in thousands)	or less	three years	five years	five years	Total
Contractual obligations:
Certificates of deposit	$104,801	$25,007	$8,121	$798	$138,727
Secured borrowings	766	2,726	-	6,952	10,444
Operating leases	619	1,208	1,227	10,482	13,536
Finance leases	247	384	308	463	1,402
Commitments:
Letters of credit	3,370	967	-	2,015	6,352
Loan commitments (1)	39,761	-	-	-	39,761
Total	$149,564	$30,292	$9,656	$20,710	$210,222

(1)Available credit to borrowers in the amount of $267.1 million is excluded from the above table since, by its nature, the borrowers may not have the need for additional funding, and, therefore, the credit may or may not be disbursed by the Company.

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

During the year ended December 31, 2021, total shareholders' equity increased $45.1 million, or 27%, due principally from the $35.1 million in common stock issued as a result of the merger with Landmark. Capital was further enhanced by $24.0 million in net income added into retained earnings, $0.3 million from investments in the Company’s common stock via the Employee Stock Purchase Plan (ESPP) and $1.1 million from stock-based compensation expense from the ESPP and restricted stock and SSARs. These items were partially offset by a $8.8 million after tax reduction in the net unrealized gain position in the Company’s investment portfolio and $6.6 million of cash dividends declared on the Company’s common stock. The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 27.5% for the year ended December 31, 2021. The balance of earnings is retained to further strengthen the Company’s capital position. The Company’s sources (uses) of capital during the previous five years are indicated below:

		Cash	Other retained		DRP	Issuance of	Changes in
	Net	dividends	earnings	Earnings	and ESPP	common stock	AOCI and	Capital
(dollars in thousands)	income	declared	adjustments	retained	infusion	for acquisition	other changes	retained
2021	$24,008	$(6,608)	$-	$17,400	$270	$35,056	$(7,667)	$45,059
2020	13,035	(5,378)	-	7,657	219	45,408	6,551	59,835
2019	11,576	(4,037)	(91)	7,448	175	-	5,655	13,278
2018	11,006	(3,708)	421	7,719	460	-	(2,005)	6,174
2017	8,716	(3,285)	(308)	5,123	457	-	1,172	6,752

As of December 31, 2021, the Company reported a net unrealized gain position of $0.2 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $9.0 million as of December 31, 2020. The decline during 2021 was from $8.8 million in net unrealized losses on AFS securities, net of tax. Lower unrealized gains and higher unrealized losses on all types of securities contributed to the net unrealized losses in investment portfolio. Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers. Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline. While volatility has existed in the yield curve within the past twelve months, a rising rate environment is expected and during the period of rising rates, the Company expects pricing in the bond portfolio to decline. There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities. To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans. The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants. During 2021, the Company acquired shares in the open market to fulfill the needs of the DRP. Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee. As of December 31, 2021, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the year ended December 31, 2021, the Company generated $27.5 million of cash. During the period, the Company’s operations provided approximately $7.2 million mostly from $62.5 million of net cash inflow from the components of net interest income partially offset by $24.4 million in originations of loans HFS over proceeds; net non-interest expense/income related payments of $28.7 million and $2.7 million in estimated tax payments. Cash inflow from interest-earning assets, deposits, loan payments and the sale of securities were used to purchase investment securities and replace maturing and cash runoff of securities, fund the loan portfolio, pay down borrowings, invest in bank premises and equipment and make net dividend payments. The Company received a large amount of public deposits over the past five years. The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities. Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs. The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

During 2020 and 2021, the Company also experienced deposit inflow resulting from businesses and municipalities that received relief from the CARES Act and other government stimulus and less consumer spending. There is uncertainty about the length of time that these deposits will remain which could require the Company to maintain elevated cash balances. The Company will continue to monitor deposit fluctuation for significant changes.

As of December 31, 2021, the Company maintained $96.9 million in cash and cash equivalents and $770.7 million of investments AFS and loans HFS. Also as of December 31, 2021, the Company had approximately $568.9 million available to borrow from the FHLB, $31.0 million from correspondent banks, $91.7 million from the FRB and $361.5 million from the IntraFi Network One-Way Buy program. The combined total of $1,920.7 million represented 79% of total assets at December 31, 2021. Management believes this level of liquidity to be strong and adequate to support current operations.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At December 31, 2021, the Company maintained a one-year cumulative gap of positive (asset sensitive) $47.8 million, or 2%, of total assets. The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates. Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at December 31, 2021:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$69,560	$-	$-	$27,317	$96,877
Investment securities (1)(2)	9,920	37,192	110,728	584,346	742,186
Loans and leases(2)	391,297	246,985	416,267	394,682	1,449,231
Fixed and other assets	-	52,745	-	78,065	130,810
Total assets	$470,777	$336,922	$526,995	$1,084,410	$2,419,104
Total cumulative assets	$470,777	$807,699	$1,334,694	$2,419,104

Non-interest-bearing transaction deposits (3)	$-	$59,087	$162,209	$368,987	$590,283
Interest-bearing transaction deposits (3)	589,521	-	340,508	510,760	1,440,789
Certificates of deposit	34,942	69,859	25,007	8,985	138,793
Secured borrowings	5,282	1,246	2,668	1,424	10,620
Other liabilities	-	-	-	26,890	26,890
Total liabilities	$629,745	$130,192	$530,392	$917,046	$2,207,375
Total cumulative liabilities	$629,745	$759,937	$1,290,329	$2,207,375

Interest sensitivity gap	$(158,968)	$206,730	$(3,397)	$167,364
Cumulative gap	$(158,968)	$47,762	$44,365	$211,729

Cumulative gap to total assets	-6.6%	2.0%	1.8%	8.8%

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at December 31, 2021 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the December 31, 2021 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	(1.8)%	(4.2)%
Net income	(2.4)	(9.1)
Economic value at risk:
Economic value of equity	(2.1)	(33.6)
Economic value of equity as a percent of total assets	(0.3)	(4.8)

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At December 31, 2021, the Company’s risk-based capital ratio was 14.51%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning January 1, 2022, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$66,707	$(1,240)	(1.8)%
+100 basis points	66,929	(1,018)	(1.5)
Flat rate	67,947	-	-
-100 basis points	67,556	(391)	(0.6)
-200 basis points	65,109	(2,838)	(4.2)

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

Future Outlook

The Company is highly impacted by local economic factors that could influence the performance and strength of our loan portfolios and results of operations. Economic uncertainty continues due to inflationary pressures, COVID-19 and global risks such as war, terrorism and geopolitical instability. A consensus of economists predicts rising short-term rates and long-term rates in 2022. Uncertainty surrounding the velocity and timing of rate increases and the effect on the interest rate margin is the Company’s greatest interest rate risk. Earning-asset yields are expected to improve throughout the year stemming from the rising rate environment while rates on interest-bearing liabilities are expected to rise to a lesser extent from their already low levels. Jobs grew in December 2021 from a year earlier in the Scranton/Wilkes-Barre/Hazleton and Allentown/Bethlehem/Easton metropolitan statistical areas. In 2022, we will experience a full year of operating branches acquired from Landmark which expanded the Company’s footprint in Luzerne County. We believe expanding our market area gives us opportunity for growth and we will continue to monitor the economic climate in our region, scrutinize growth prospects and proactively observe existing credits for early warning signs of risk deterioration.

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

Management believes that the Company is prepared to face the challenges ahead. We expect that there will be further improvement in asset quality. Our conservative approach to loan underwriting we believe will help improve and keep non-performing asset levels at bay. The Company expects to overcome the relative flattening of the positively sloped yield curve by cautiously growing the balance sheet to enhance financial performance. We intend to grow all lending portfolios in both the business and retail sectors using growth in market-place low costing deposits to stabilize net interest margin and to enhance revenue performance.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fidelity D & D Bancorp, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fidelity D & D Bancorp, Inc. and its subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for loan losses – Qualitative Factors

The allowance for loan losses as of December 31, 2021 was $15.6 million. As described in Notes 1 and 5 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount which, in management’s judgement, will be adequate to absorb losses on existing loans. The allowance consists of specific and general components in the amounts of $1.3 million and $14.3 million, respectively. The general loan loss allocation is set based upon a representative average historical net charge-off rate adjusted for the following qualitative factors: delinquency and nonaccrual trends, volume and loan term trends, changes in the lending policy, changes in legal and regulatory requirements, national and local economic trends and conditions, changes in concentrations of credit, changes in risk selection and underwriting standards, the experience, ability and depth of lending management, and charge-off and recovery trends. The evaluation of the qualitative factors requires a significant amount of judgement by management and involves a high degree of subjectivity.

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

Business Combination – Valuation of Acquired Loan Portfolio

As described in Note 20 to the consolidated financial statements, on July 1, 2021, the Company completed its acquisition of Landmark Bancorp, Inc. for total consideration of $42.9 million. The fair value of total assets acquired as a result of the merger totaled $375.5 million (net of cash consideration), with loans totaling $298.9 million and resulting in $12.6 million of acquired goodwill. Acquired loans (impaired and nonimpaired) were initially recorded at their acquisition-date fair value. Fair values were based on a discounted cash flow methodology that involved assumptions and judgments as to credit risk, expected lifetime losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. Specifically, the Company prepared three separate loan fair value adjustments that it believed approximated the entire fair value adjustment necessary under the fair value measurements accounting guidance for the acquired loan portfolio. The three, separate fair valuation methodologies employed were: 1) an interest rate loan fair value adjustment; 2) a general credit fair value adjustment; and 3) a specific credit fair value adjustment for purchased credit impaired loans applicable to purchased loans with deteriorated credit quality at acquisition. The acquired loans were recorded at fair value at the acquisition date without carryover of Landmark’s previously established allowance for loan losses. The credit adjustment on purchased credit impaired loans was derived in accordance with accounting guidance prevailing over purchased loans with deteriorated credit quality and represented the portion of the loan balances that has been deemed uncollectible based on the Company’s expectations of future cash flows for each respective loan.

We identified the fair value of acquired loans as a critical audit matter because of the judgments necessary by management to determine the fair value of the loan portfolio acquired, and the related high degree of auditor judgment and the extensive audit effort involved in testing management’s estimates and assumptions. The significant estimates and assumptions necessary to estimate fair value and that required a high degree of auditor judgment and increased audit effort included expected prepayments, credit risk, expected lifetime losses, environmental factors, and market discount rates.

Our audit procedures related to the significant estimates and assumptions of the valuation of the acquired loan portfolio identified above included the following, among others:

•We obtained an understanding of the relevant controls related to the business combination, including the valuation of the acquired loan portfolio and management’s review related to the development of expected prepayments, credit risk, expected lifetime losses, environmental factors, and market discount rates, and tested such controls for design and operating effectiveness.

•We obtained the valuation report supporting the fair value adjustments and gained an understanding of the valuation methodology applied, as well as key inputs and assumptions.

•We tested the completeness and accuracy of data inputs provided by management and utilized in the calculation by comparing the data to source documents and external information sources.

•We utilized internal valuation specialists to assist in testing management’s methodologies and techniques for appropriateness, as well as evaluating significant assumptions such as expected prepayment, credit risk, expected lifetime losses, environmental factors, and market discount rate by comparing the data to source documents provided by the Company, obtaining comparative information from external sources and performing mathematical accuracy checks.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Blue Bell, Pennsylvania

March 23, 2022

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
	As of December 31,
(dollars in thousands)	2021	2020
Assets:
Cash and due from banks	$27,317	$19,408
Interest-bearing deposits with financial institutions	69,560	49,938
Total cash and cash equivalents	96,877	69,346
Available-for-sale securities	738,980	392,420
Restricted investments in bank stock	3,206	2,813
Loans and leases, net (allowance for loan losses of
$15,624 in 2021; $14,202 in 2020)	1,417,504	1,105,450
Loans held-for-sale (fair value $32,013 in 2021, $30,858 in 2020)	31,727	29,786
Foreclosed assets held-for-sale	434	256
Bank premises and equipment, net	29,310	27,626
Leased property under finance leases, net	1,307	283
Right-of-use assets	9,006	7,082
Cash surrender value of bank owned life insurance	52,745	44,285
Accrued interest receivable	7,526	5,712
Goodwill	19,628	7,053
Core deposit intangible, net	1,942	1,734
Other assets	8,912	5,664
Total assets	$2,419,104	$1,699,510
Liabilities:
Deposits:
Interest-bearing	$1,579,582	$1,102,009
Non-interest-bearing	590,283	407,496
Total deposits	2,169,865	1,509,505
Accrued interest payable and other liabilities	15,943	10,400
Finance lease obligation	1,320	291
Operating lease liabilities	9,627	7,644
Secured borrowings	10,620	-
FHLB advances	-	5,000
Total liabilities	2,207,375	1,532,840
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 5,645,687 at December 31, 2021; and 4,977,750 at December 31, 2020)	114,108	77,676
Retained earnings	97,442	80,042
Accumulated other comprehensive income	179	8,952
Total shareholders' equity	211,729	166,670
Total liabilities and shareholders' equity	$2,419,104	$1,699,510

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
	Years ended December 31,
(dollars in thousands except per share data)	2021	2020	2019
Interest income:
Loans and leases:
Taxable	$53,918	$41,985	$32,364
Nontaxable	1,513	1,256	1,077
Interest-bearing deposits with financial institutions	148	121	47
Restricted investments in bank stock	127	162	417
Investment securities:
U.S. government agency and corporations	4,068	3,197	3,633
States and political subdivisions (nontaxable)	4,413	2,374	1,731
States and political subdivisions (taxable)	1,281	398	-
Other securities	-	3	-
Total interest income	65,468	49,496	39,269
Interest expense:
Deposits	3,456	4,756	6,176
Secured borrowings	156	-	-
Other short-term borrowings	1	248	878
FHLB advances	26	307	500
Total interest expense	3,639	5,311	7,554
Net interest income	61,829	44,185	31,715
Provision for loan losses	2,000	5,250	1,085
Net interest income after provision for loan losses	59,829	38,935	30,630
Other income:
Service charges on deposit accounts	2,623	2,117	2,286
Interchange fees	4,286	3,153	2,208
Service charges on loans	1,980	1,681	1,054
Fees from trust fiduciary activities	2,253	1,785	1,350
Fees from financial services	984	749	946
Fees and other revenue	902	813	845
Earnings on bank-owned life insurance	1,227	794	647
Gain (loss) on write-down, sale or disposal of:
Loans	4,172	3,603	856
Available-for-sale debt securities	46	115	14
Premises and equipment	(186)	(142)	(13)
Total other income	18,287	14,668	10,193
Other expenses:
Salaries and employee benefits	25,249	19,831	14,761
Premises and equipment	6,998	5,623	4,124
Data processing and communication	2,566	2,246	1,765
Advertising and marketing	3,253	2,269	1,610
Professional services	3,415	2,869	1,362
Merger-related expenses	3,033	2,452	440
Automated transaction processing	1,479	1,158	877
Office supplies and postage	640	541	413
PA shares tax	395	381	303
Loan collection	126	131	264
Other real estate owned	29	28	121
FDIC assessment	679	280	133
FHLB prepayment fee	369	481	-
Other	1,876	29	748
Total other expenses	50,107	38,319	26,921
Income before income taxes	28,009	15,284	13,902
Provision for income taxes	4,001	2,249	2,326
Net income	$24,008	$13,035	$11,576
Per share data:
Net income - basic	$4.51	$2.84	$3.06
Net income - diluted	$4.48	$2.82	$3.03
Dividends	$1.23	$1.14	$1.06

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
	Years ended December 31,
(dollars in thousands)	2021	2020	2019

Net income	$24,008	$13,035	$11,576

Other comprehensive (loss) income, before tax:
Unrealized holding (loss) gain on available-for-sale debt securities	(11,059)	6,887	5,960
Reclassification adjustment for net gains realized in income	(46)	(115)	(14)
Net unrealized (loss) gain	(11,105)	6,772	5,946
Tax effect	2,332	(1,422)	(1,249)
Unrealized (loss) gain, net of tax	(8,773)	5,350	4,697
Other comprehensive (loss) gain, net of tax	(8,773)	5,350	4,697
Total comprehensive income (loss), net of tax	$15,235	$18,385	$16,273

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the years ended December 31, 2021, 2020 and 2019
				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total

Balance, December 31, 2018	3,759,426	$29,715	$64,937	$(1,095)	$93,557
Net income			11,576		11,576
Other comprehensive income				4,697	4,697
Effect of adopting ASU 2016-02			(91)		(91)
Issuance of common stock through Employee Stock Purchase Plan	4,535	175			175
Issuance of common stock from vested restricted share grants through stock compensation plans	15,574
Issuance of common stock through exercise of SSARs	1,965				-
Stock-based compensation expense		958			958
Cash dividends declared			(4,037)		(4,037)
Balance, December 31, 2019	3,781,500	$30,848	$72,385	$3,602	$106,835
Net income			13,035		13,035
Other comprehensive income				5,350	5,350
Issuance of common stock through Employee Stock Purchase Plan	3,885	219			219
Issuance of common stock from vested restricted share grants through stock compensation plans	15,395
Stock-based compensation expense		1,201			1,201
Issuance of common stock for acquisition	1,176,970	45,408			45,408
Cash dividends declared			(5,378)		(5,378)
Balance, December 31, 2020	4,977,750	$77,676	$80,042	$8,952	$166,670
Net income			24,008		24,008
Other comprehensive loss				(8,773)	(8,773)
Issuance of common stock through Employee Stock Purchase Plan	4,738	270			270
Issuance of common stock from vested restricted share grants through stock compensation plans	13,209
Issuance of common stock through exercise of SSARs	2,000
Stock-based compensation expense		1,106			1,106
Issuance of common stock for acquisition	647,990	35,056			35,056
Cash dividends declared			(6,608)		(6,608)
Balance, December 31, 2021	5,645,687	$114,108	$97,442	$179	$211,729

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
	Years ended December 31,
(dollars in thousands)	2021	2020	2019

Cash flows from operating activities:
Net income	$24,008	$13,035	$11,576
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	5,423	4,539	3,301
Provision for loan losses	2,000	5,250	1,085
Deferred income tax expense (benefit)	1,194	(400)	341
Stock-based compensation expense	1,096	1,077	817
Excess tax benefit from exercise of SSARs	26	-	23
Proceeds from sale of loans held-for-sale	162,343	158,300	52,718
Originations of loans held-for-sale	(186,768)	(176,939)	(42,328)
Earnings from bank-owned life insurance	(1,227)	(794)	(647)
Net gain from sales of loans	(4,172)	(3,603)	(856)
Net gain from sales of investment securities	(46)	(115)	(14)
Net (gain) loss from sale and write-down of foreclosed assets held-for-sale	(44)	(23)	44
Net loss from write-down and disposal of bank premises and equipment	186	142	13
Operating lease payments	60	29	81
Change in:
Accrued interest receivable	(900)	(985)	(10)
Other assets	1,099	(710)	420
Accrued interest payable and other liabilities	2,921	1,493	(778)
Net cash provided by operating activities	7,199	296	25,786

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	44,474	123,459	10,952
Proceeds from maturities, calls and principal pay-downs	54,213	68,906	35,045
Purchases	(411,406)	(271,504)	(43,384)
Decrease in restricted investments in bank stock	792	2,149	1,956
Net decrease (increase) in loans and leases	7,134	(132,541)	(36,912)
Principal portion of lease payments received under direct finance leases	5,262	3,551	3,170
Purchase of life insurance policies	-	(11,000)	(2,000)
Purchases of bank premises and equipment	(2,520)	(1,390)	(4,128)
Net cash (used in) provided by acquisition	(3,746)	53,004	-
Proceeds from sale of bank premises and equipment	1,719	187	240
Proceeds from sale of foreclosed assets held-for-sale	835	936	1,065
Net cash used in investing activities	(303,243)	(164,243)	(33,996)

Cash flows from financing activities:
Net increase in deposits	351,903	278,342	65,554
Net decrease in other borrowings	(12,223)	(37,839)	(38,527)
Proceeds from Paycheck Protection Program Liquidity Facility (PPPLF)	-	152,791	-
Repayment of PPPLF	-	(152,791)	-
Repayment of FHLB advances	(9,602)	(17,627)	(16,704)
Repayment of finance lease obligation	(159)	(83)	(73)
Proceeds from employee stock purchase plan participants	270	219	175
Dividends paid	(6,608)	(5,378)	(4,037)
Cash paid in lieu of fractional shares	(6)	(4)	-
Net cash provided by financing activities	323,575	217,630	6,388
Net increase (decrease) in cash and cash equivalents	27,531	53,683	(1,822)
Cash and cash equivalents, beginning	69,346	15,663	17,485

Cash and cash equivalents, ending	$96,877	$69,346	$15,663

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
	Years ended December 31,
(dollars in thousands)	2021	2020	2019
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,851	$5,820	$7,440
Income tax	2,650	3,250	1,950
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized gains on available-for-sale securities	(11,105)	6,772	5,946
Transfers from loans to foreclosed assets held-for-sale	481	800	1,288
Transfers from loans to loans held-for-sale, net	(23,821)	6,642	6,038
Transfers from premises and equipment to other assets held-for-sale	1,495	-	-
Right-of-use asset	1,519	72	6,211
Lease liability	1,519	72	6,710

Transactions related to acquisition
Increase in assets and liabilities:
Securities	$49,430	$123,420
Loans	298,860	245,283
Restricted investments in bank stocks	1,186	692
Premises and equipment	3,405	6,907
Investment in bank-owned life insurance	7,233	9,230
Goodwill	12,575	6,843
Core deposit intangible asset	597	1,973
Leased property under finance leases	1,188	-
Right-of-use assets	756	1,354
Other assets	4,127	2,680
Non-interest-bearing deposits	(100,472)	(118,822)
Interest-bearing deposits	(208,057)	(276,816)
Short-term borrowings	(2,224)	-
FHLB advances	(4,602)	(7,627)
Secured borrowings	(20,619)	-
Finance lease obligation	(1,188)	-
Operating lease liabilities	(756)	(1,354)
Other liabilities	(2,631)	(1,356)
Fair value of common shares issued	(35,056)	(45,408)

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

HELD-TO-MATURITY SECURITIES

Debt securities, for which the Company has the positive intent and ability to hold to maturity, are reported at cost. Premiums and discounts are amortized or accreted, as a component of interest income over the life of the related security as an adjustment to yield using the interest method. The Company did not have any held-to-maturity securities at December 31, 2021 or 2020.

TRADING SECURITIES

Debt securities held principally for resale in the near-term, or trading securities, are recorded at their fair values. Unrealized gains and losses are included in other income. The Company did not have investment securities held for trading purposes during 2021 or 2020.

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

Commitments to sell one-to-four family residential mortgage loans are made primarily during the period between the intent to proceed and the closing of the mortgage loan. The timing of making these sale commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sales commitments are made on a best-efforts basis whereby the Company is only obligated to sell the mortgage if the mortgage loan is approved and closed by the Company. Commitments to fund mortgage loans (rate lock commitments) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in gains or losses on sales of loans. The fair value of these derivative instruments was not significant at December 31, 2021 and 2020.

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

BANK PREMISES AND EQUIPMENT

Land is carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improved property. The Company leases several branches which are classified as operating leases. The Company also leases three stand-alone ATMs which are classified as operating leases and a building and equipment classified as finance leases. In most circumstances, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Rent expense is recognized on the straight-line method over the term of the lease.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill is recorded on the consolidated balance sheets as the excess of liabilities assumed over identifiable assets acquired on the acquisition date. Goodwill is recorded at its net carrying value which represents estimated fair value. The goodwill is deductible for tax purposes over a 15 year period.

Goodwill is reviewed for impairment annually as of November 30 and between annual tests when events and circumstances indicate that impairment may have occurred. Goodwill impairment exists when the carrying amount of a reporting unit exceeds its fair value. A qualitative test can be performed to determine whether it is more likely than not that the fair value of the Company is less than its carrying amount, including goodwill. In this qualitative assessment, the Company evaluates events and circumstances which include general banking industry conditions and trends, the overall financial performance of the Company, the performance of the Company’s common stock and key financial performance metrics of the Company. If the qualitative review indicates that it is not more likely than not that the carrying value exceeds its fair value, no further evaluation needs to be performed. If the results of the qualitative review indicate it is more likely than not that the fair value is less than the carrying value, then the Company performs a quantitative impairment test. During 2021, the Company determined it is not more likely than not that the fair value exceeds its carrying value therefore no quantitative analysis was necessary.

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

The benefit of a tax position is recognized on the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. For tax positions not meeting the more likely than not threshold, no tax benefit is recorded. Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company had no material unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2021, 2020 or 2019, respectively.

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

2.CASH

The Company is required by the Federal Reserve Bank to maintain average reserve balances based on a percentage of deposits. There were no reserve requirements on December 31, 2021 and 2020.

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

As of and for the year ended December 31, 2021
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	debt securities
Beginning balance	$8,952

Other comprehensive loss before reclassifications, net of tax	(8,737)
Amounts reclassified from accumulated other comprehensive income, net of tax	(36)
Net current-period other comprehensive loss	(8,773)
Ending balance	$179

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

As of and for the year ended December 31, 2019
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	debt securities
Beginning balance	$(1,095)

Other comprehensive income before reclassifications, net of tax	4,708
Amounts reclassified from accumulated other comprehensive income, net of tax	(11)
Net current-period other comprehensive income	4,697
Ending balance	$3,602

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated			Affected line item in the statement
(dollars in thousands)	other comprehensive income			where net income is presented

	2021	2020	2019

Unrealized gains (losses) on AFS debt securities	$46	$115	$14	Gain (loss) on sale of investment securities
Income tax effect	(10)	(24)	(3)	Provision for income taxes
Total reclassifications for the period	$36	$91	$11	Net income

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

Amortized cost and fair value of investment securities as of the period indicated are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2021
Available-for-sale debt securities:
Agency - GSE	$119,399	$204	$(2,600)	$117,003
Obligations of states and political subdivisions	360,680	6,708	(2,678)	364,710
MBS - GSE residential	258,674	1,654	(3,061)	257,267

Total available-for-sale debt securities	$738,753	$8,566	$(8,339)	$738,980

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2020
Available-for-sale debt securities:
Agency - GSE	$45,146	$392	$(91)	$45,447
Obligations of states and political subdivisions	192,385	7,480	(152)	199,713
MBS - GSE residential	143,557	3,881	(178)	147,260

Total available-for-sale debt securities	$381,088	$11,753	$(421)	$392,420

Some of the Company’s debt securities are pledged to secure trust funds, public deposits, short-term borrowings, FHLB advances, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law.

The amortized cost and fair value of debt securities at December 31, 2021 by contractual maturity are shown below:

	Amortized	Fair
(dollars in thousands)	cost	value
Available-for-sale securities:
Debt securities:
Due in one year or less	$1,990	$2,022
Due after one year through five years	13,653	13,742
Due after five years through ten years	115,223	112,659
Due after ten years	349,213	353,290

MBS - GSE residential	258,674	257,267

Total available-for-sale debt securities	$738,753	$738,980

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

Gross realized gains and losses from sales, determined using specific identification, for the periods indicated were as follows:

	December 31,
(dollars in thousands)	2021	2020	2019

Gross realized gain	$98	$147	$104
Gross realized loss	(52)	(32)	(90)
Net gain	$46	$115	$14

The following table presents the fair value and gross unrealized losses of investments aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of the period indicated:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

December 31, 2021
Agency - GSE	$84,308	$(1,460)	$26,516	$(1,140)	$110,824	$(2,600)
Obligations of states and political subdivisions	193,124	(2,662)	12,796	(399)	205,920	(3,061)
MBS - GSE residential	137,495	(2,351)	9,469	(327)	146,964	(2,678)
Total	$414,927	$(6,473)	$48,781	$(1,866)	$463,708	$(8,339)
Number of securities	187		26		213

December 31, 2020
Agency - GSE	$27,602	$(91)	$-	$-	$27,602	$(91)
Obligations of states and political subdivisions	15,256	(152)	-	-	15,256	(152)
MBS - GSE residential	14,753	(178)	-	-	14,753	(178)
Total	$57,611	$(421)	$-	$-	$57,611	$(421)
Number of securities	30		-		30

The Company had 213 debt securities in an unrealized loss position at December 31, 2021, including 44 agency securities, 61 mortgage-backed securities and 108 municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at December 31, 2021: 2.29% for agency - GSE, 1.46% for total MBS-GSE residential; and 1.79% for municipals. 26 of these securities had been in an unrealized loss position in excess of 12 months. Management has no intent to sell any securities in an unrealized loss position as of December 31, 2021.

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

For all debt securities, as of December 31, 2021, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and nor any conditions were identified by management that, more likely than not, would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5.LOANS AND LEASES

The classifications of loans and leases at December 31, 2021 and 2020 are summarized as follows:

(dollars in thousands)	December 31, 2021	December 31, 2020
Commercial and industrial	$236,304	$280,757
Commercial real estate:
Non-owner occupied	312,848	192,143
Owner occupied	248,755	179,923
Construction	21,147	10,231
Consumer:
Home equity installment	47,571	40,147
Home equity line of credit	54,878	49,725
Auto loans	118,029	98,386
Direct finance leases	26,232	20,095
Other	8,013	7,602
Residential:
Real estate	325,861	218,445
Construction	34,919	23,357
Total	1,434,557	1,120,811
Less:
Allowance for loan losses	(15,624)	(14,202)
Unearned lease revenue	(1,429)	(1,159)
Loans and leases, net	$1,417,504	$1,105,450

As of December 31, 2021, total loans of $1.4 billion were reflected net of deferred loan costs of $3.0 million, including $1.2 million in deferred fee income from Paycheck Protection Program (PPP) loans and $4.2 million in deferred loan costs. As of December 31, 2020, total loans of $1.1 billion were reflected net of deferred loan costs of $1.7 million, including $2.2 million in deferred fee income from PPP loans and $3.9 million in deferred loan costs.

Commercial and industrial (C&I) loan balances were $237.6 million at December 31, 2021 and $280.8 million on December 31, 2020. As of December 31, 2021, the commercial and industrial loan balance included $39.9 million in PPP loans (net of deferred fees), including $7.9 million in PPP loans acquired from Landmark, compared to $129.9 million as of December 31, 2020. Excluding PPP loans, the balance of C&I loans at December 31, 2021 increased $46.9 million primarily from loans acquired from Landmark during the third quarter of 2021.

Direct finance leases include the lease receivable and the guaranteed lease residual. Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease. Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The approximate unpaid principal balance of mortgages serviced for others amounted to $430.9 million as of December 31, 2021 and $366.5 million as of December 31, 2020. Mortgage servicing rights amounted to $1.7 million and $1.3 million as of December 31, 2021 and 2020, respectively.

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

Acquired loans

Acquired loans are marked to fair value on the date of acquisition. For detailed information on calculating the fair value of acquired loans, see Footnote 20, “Acquisition.”

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

	For the years ended
(dollars in thousands)	December 31, 2021	December 31, 2020
Balance at beginning of period	$563	$-
Accretable yield on acquired loans	589	248
Reclassification from non-accretable difference	453	429
Accretion of accretable yield	(517)	(114)
Balance at end of period	$1,088	$563

The above table excludes the $275 thousand in non-accretable yield accreted to interest income for the year ended December 31, 2021 and $10 thousand in non-accretable yield accreted to interest income for the year ended December 31, 2020.

During the twelve months ended December 31, 2021, management performed an analysis of all loans acquired from mergers, consistent with and applicable to ASC 310-30 (Purchased Credit Impaired loans – PCI). The accretable yield balance increased from $563 thousand at December 31, 2020 to $1,088 thousand at December 31, 2021. The $525 thousand increase resulted from $589 thousand in accretable yield on loans acquired from the Landmark merger during the third quarter of 2021; $453 thousand reclassified from non-accretable yield to accretable yield including $167 thousand from improved collateral values and $286 thousand from payments received on PCI in excess of estimates; and $517 thousand in accretable yield accreted to interest income due to contractual payments received during the twelve months ended December 31, 2021.

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

Non-accrual loans

Non-accrual loans, segregated by class, at December 31, were as follows:

(dollars in thousands)	December 31, 2021	December 31, 2020
Commercial and industrial	$154	$590
Commercial real estate:
Non-owner occupied	478	846
Owner occupied	1,570	1,123
Consumer:
Home equity installment	-	61
Home equity line of credit	97	395
Auto loans	78	27
Residential:
Real estate	572	727
Total	$2,949	$3,769

The table above excludes $4.7 million and $1.3 million in purchased credit impaired loans, net of unamortized fair value adjustments as of December 31, 2021 and 2020, respectively.

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

Beginning the week of March 16, 2020, the Company began receiving requests for temporary modifications to the repayment structure for borrower loans. Modification terms included interest only or full payment deferral for up to 6 months. As of December 31, 2021, the Company had no temporary modifications outstanding compared to 10 temporary modifications with principal balances totaling $2.2 million as of December 31, 2020.

The following presents by class, information related to loans modified in a TDR:

	Loans modified as TDRs for the twelve months ended:
(dollars in thousands)	December 31, 2021			December 31, 2020

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Commercial and industrial	-	$-	$-	2	$206	$66
Commercial real estate - non-owner occupied	-	-	-	2	1,598	453
Commercial real estate - owner occupied	1	512	-	-	-	-
Total	1	$512	$-	4	$1,804	$519

In the above table, the period end balance is inclusive of all partial pay downs and charge-offs since the modification date. For all loans modified in a TDR, the pre-modification recorded investment was the same as the post-modification recorded investment.

Of the TDRs outstanding as of December 31, 2021 and 2020, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time. Other than the TDRs that were placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.

The following presents by class, loans modified as a TDR that subsequently defaulted (i.e. 90 days or more past due following a modification) during the periods indicated:

Loans modified as a TDR within the previous twelve months that subsequently defaulted during the twelve months ended:
(dollars in thousands)	December 31, 2021		December 31, 2020

	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
Commercial and industrial	-	$-	2	$206
Total	-	$-	2	$206

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

As of December 31, 2021 and 2020, the balance of outstanding TDRs was $3.5 million and $3.2 million, respectively. As of December 31, 2021 and 2020, the allowance for impaired loans that have been modified in a TDR was $0.5 million and $0.7 million, respectively.

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

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2021	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$-	$4	$154	$158	$236,146	$236,304		$-
Commercial real estate:
Non-owner occupied	-	675	478	1,153	311,695	312,848		-
Owner occupied	-	-	1,570	1,570	247,185	248,755		-
Construction	-	-	-	-	21,147	21,147		-
Consumer:
Home equity installment	87	32	-	119	47,452	47,571		-
Home equity line of credit	-	-	97	97	54,781	54,878		-
Auto loans	410	45	78	533	117,496	118,029		-
Direct finance leases	173	38	64	275	24,528	24,803	(2)	64
Other	49	17	-	66	7,947	8,013		-
Residential:
Real estate	-	452	572	1,024	324,837	325,861		-
Construction	-	-	-	-	34,919	34,919		-
Total	$719	$1,263	$3,013	$4,995	$1,428,133	$1,433,128		$64

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.4 million. (3) Includes net deferred loan costs of $3.0 million.

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2020	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$288	505	590	1,383	279,374	280,757		-
Commercial real estate:
Non-owner occupied	79	-	846	925	191,218	192,143		-
Owner occupied	1	-	1,123	1,124	178,799	179,923		-
Construction	-	-	-	-	10,231	10,231		-
Consumer:
Home equity installment	102	-	61	163	39,984	40,147		-
Home equity line of credit	24	-	395	419	49,306	49,725		-
Auto loans	197	25	27	249	98,137	98,386		-
Direct finance leases	294	-	61	355	18,581	18,936	(2)	61
Other	9	-	-	9	7,593	7,602		-
Residential:
Real estate	-	74	727	801	217,644	218,445		-
Construction	-	-	-	-	23,357	23,357		-
Total	$994	$604	$3,830	$5,428	$1,114,224	$1,119,652		$61

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.2 million. (3) Includes net deferred loan costs of $1.7 million.

Impaired loans

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2021
Commercial and industrial	$218	$18	$136	$154	$18
Commercial real estate:
Non-owner occupied	2,470	1,674	796	2,470	474
Owner occupied	3,185	1,802	762	2,564	763
Consumer:
Home equity installment	33	-	-	-	-
Home equity line of credit	137	-	97	97	-
Auto loans	98	10	68	78	4
Residential:
Real estate	699	-	572	572	-
Total	$6,840	$3,504	$2,431	$5,935	$1,259

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2020
Commercial and industrial	$688	$549	$41	$590	$213
Commercial real estate:
Non-owner occupied	2,960	1,677	1,171	2,848	481
Owner occupied	2,058	1,219	473	1,692	309
Consumer:
Home equity installment	106	-	61	61	-
Home equity line of credit	443	105	290	395	48
Auto loans	50	27	-	27	4
Residential:
Real estate	774	559	168	727	151
Total	$7,079	$4,136	$2,204	$6,340	$1,206

At December 31, 2021, impaired loans totaled $5.9 million consisting of $3.0 million in accruing TDRs and $2.9 million in non-accrual loans. At December 31, 2020, impaired loans totaled $6.3 million consisting of $2.5 million in accruing TDRs and $3.8 million in non-accrual loans. As of December 31, 2021, the non-accrual loans included three TDRs to two unrelated borrowers totaling $0.6 million compared with four TDRs to three unrelated borrowers totaling $0.7 million as of December 31, 2020.

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

	December 31, 2021			December 31, 2020
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$380	$2	$-	$404	$1	$-
Commercial real estate:
Non-owner occupied	2,698	195	-	1,939	96	-
Owner occupied	1,883	55	-	1,848	48	-
Construction	-	-	-	-	-	-
Consumer:
Home equity installment	28	6	-	53	-	-
Home equity line of credit	202	20	-	368	-	-
Auto loans	42	2	-	51	2	-
Direct finance leases	-	-	-	-	-	-
Other	-	-	-	-	-	-
Residential:
Real estate	682	-	-	819	-	-
Construction	-	-	-	-	-	-
Total	$5,915	$280	$-	$5,482	$147	$-

The average recorded investment in the above chart is based on the five quarter average in the impaired loan balance through the quarter ending December 31, 2021. The average recorded investment for the year ended December 31, 2019 was $5.2 million. There was also interest income recognized of $247 thousand and cash basis interest income recognized of $0.

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

The following table presents loans including $3.0 million and $1.7 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of December 31, 2021 and 2020, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

	December 31, 2021
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$234,822	$339	$2,400	$-	$237,561
Commercial real estate - non-owner occupied	289,679	16,614	6,555	-	312,848
Commercial real estate - owner occupied	228,889	7,089	11,520	-	247,498
Commercial real estate - construction	21,147	-	-	-	21,147
Total commercial	$774,537	$24,042	$20,475	$-	$819,054

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	December 31, 2021
(dollars in thousands)	Performing	Non-performing	Total
Consumer
Home equity installment	$47,571	$-	$47,571
Home equity line of credit	54,781	97	54,878
Auto loans	117,951	78	118,029
Direct finance leases (1)	24,739	64	24,803
Other	8,013	-	8,013
Total consumer	253,055	239	253,294
Residential
Real estate	325,289	572	325,861
Construction	34,919	-	34,919
Total residential	360,208	572	360,780
Total consumer & residential	$613,263	$811	$614,074

(1)Net of unearned lease revenue of $1.4 million.

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

(2) Net of unearned lease revenue of $1.2 million.

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

Information related to the change in the allowance for loan losses and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the year ended December 31, 2021
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,407	$6,383	$2,552		$2,781	$79	$14,202
Charge-offs	(130)	(491)	(206)		(162)	-	(989)
Recoveries	23	250	138		-	-	411
Provision	(96)	1,280	(80)		889	7	2,000
Ending balance	$2,204	$7,422	$2,404		$3,508	$86	$15,624
Ending balance: individually evaluated for impairment	$18	$1,237	$4		$-	$-	$1,259
Ending balance: collectively evaluated for impairment	$2,186	$6,185	$2,400		$3,508	$86	$14,365
Loans Receivables:
Ending balance (2)	$236,304	$582,750	$253,294	(1)	$360,780	$-	$1,433,128
Ending balance: individually evaluated for impairment	$154	$5,034	$175		$572	$-	$5,935
Ending balance: collectively evaluated for impairment	$236,150	$577,716	$253,119		$360,208	$-	$1,427,193

(1) Net of unearned lease revenue of $1.4 million. (2) Includes $3.0 million of net deferred loan costs.

As of and for the year ended December 31, 2020
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,484	$3,933	$2,013		$2,278	$39	$9,747
Charge-offs	(372)	(465)	(296)		(35)	-	(1,168)
Recoveries	26	30	120		197	-	373
Provision	1,269	2,885	715		341	40	5,250
Ending balance	$2,407	$6,383	$2,552		$2,781	$79	$14,202
Ending balance: individually evaluated for impairment	$213	$790	$52		$151	$-	$1,206
Ending balance: collectively evaluated for impairment	$2,194	$5,593	$2,500		$2,630	$79	$12,996
Loans Receivables:
Ending balance (2)	$280,757	$382,297	$214,796	(1)	$241,802	$-	$1,119,652
Ending balance: individually evaluated for impairment	$590	$4,540	$483		$727	$-	$6,340
Ending balance: collectively evaluated for impairment	$280,167	$377,757	$214,313		$241,075	$-	$1,113,312

(1) Net of unearned lease revenue of $1.2 million. (2) Includes $1.7 million of net deferred loan costs.

As of and for the year ended December 31, 2019
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,432	$3,901	$2,548	$1,844	$22	$9,747
Charge-offs	(184)	(597)	(398)	(330)	-	(1,509)
Recoveries	32	317	67	8	-	424
Provision	204	312	(204)	756	17	1,085
Ending balance	$1,484	$3,933	$2,013	$2,278	$39	$9,747

Direct finance leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and subsequent related updates to revise the accounting for leases. Lessor accounting was largely unchanged as a result of the standard. Additional disclosures required under the standard are included in this section and in Footnote 24, “Leases”.

The Company originates direct finance leases through two automobile dealerships. The carrying amount of the Company’s lease receivables, net of unearned income, was $7.7 million and $6.0 million as of December 31, 2021 and 2020, respectively. The residual value of the direct finance leases is fully guaranteed by the dealerships. Residual values amounted to $17.1 million and $12.9 million at December 31, 2021 and 2020, respectively, and are included in the carrying value of direct finance leases.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2022	$7,881
2023	6,286
2024	8,497
2025	3,444
2026	124
2027 and thereafter	-
Total future minimum lease payments receivable	26,232
Less: Unearned income	(1,429)
Undiscounted cash flows to be received	$24,803

6.BANK PREMISES AND EQUIPMENT

Components of bank premises and equipment are summarized as follows:

	As of December 31,
(dollars in thousands)	2021	2020

Land	$3,657	$3,655
Bank premises	20,515	19,788
Furniture, fixtures and equipment	15,833	13,728
Leasehold improvements	9,851	9,618
Construction in process	494	307

Total	50,350	47,096

Less accumulated depreciation and amortization	(21,040)	(19,470)

Bank premises and equipment, net	$29,310	$27,626

Depreciation expense, which includes amortization of leasehold improvements, was $2.2 million, $1.9 million and $1.5 million for the years ended December 31, 2021, 2020 and 2019. The estimated useful life was 40 years for bank premises, 3 to 7 years for furniture and fixtures and for leasehold improvements was the term of the lease.

During the first quarter of 2014, the Company received through foreclosure the deed that secured the collateral for a non-owner occupied commercial real estate loan that was on non-accrual status. The loan, in the amount $1.0 million, was transferred from loans to foreclosed assets held-for-sale and then to bank premises. Currently the building has a tenant under a lease agreement expiring in April 2022, but the Company expects to use the property for future facility expansion.

7.DEPOSITS

The scheduled maturities of certificates of deposit as of December 31, 2021 were as follows:

(dollars in thousands)	Amount	Percent
2022	$104,801	75.5%
2023	19,791	14.3
2024	5,216	3.8
2025	3,206	2.3
2026	4,915	3.5
2027 and thereafter	798	0.6

Total	$138,727	100.0%

Certificates of deposit of $250,000 or more aggregated $23.0 million and $41.1 million at December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, $0.6 million and $0.5 million of overdraft deposits have been reclassified as loan balances.

As of December 31, 2021, investment securities with a combined fair value of $738.7 million were available to be pledged as qualifying collateral to secure public deposits and trust funds. The Company required $447.6 million of the qualifying collateral to secure such deposits as of December 31, 2021 and the balance of $291.1 million was available for other pledging needs.

8.SHORT-TERM BORROWINGS

The Company had no short-term borrowings outstanding as of December 31, 2021 and 2020.

The maximum and average amounts of short-term borrowings outstanding and related interest rates as of the periods indicated are as follows:

	Maximum		Weighted-
	outstanding		average
	at any	Average	rate during	Rate at
(dollars in thousands)	month end	outstanding	the year	year-end
December 31, 2021
Overnight borrowings	$-	$97	1.06%	-%

Total	$-	$97

December 31, 2020
Overnight borrowings	$9,159	$4,175	2.13%	-%
Paycheck Protection Program Liquidity Facility	152,791	44,990	0.35	-
Total	$161,950	$49,165

December 31, 2019
Overnight borrowings	$58,747	$35,243	2.49%	1.81%
Total	$58,747	$35,243

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

FHLB borrowings are collateralized by a blanket lien on all commercial and residential real estate loans. At December 31, 2021, the Company had approximately $568.9 million available to borrow from the FHLB, $31.0 million from correspondent banks and approximately $91.7 million that it could borrow at the FRB.

9.FHLB ADVANCES AND OTHER BORROWINGS

During the first quarter of 2021, the Company paid off $5 million in FHLB advances with a weighted average interest rate of 3.07%. During the third quarter of 2021, the Company acquired $4.5 million in FHLB advances from the Landmark merger that was subsequently paid off. The Company had no FHLB advances as of December 31, 2021.

As of December 31, 2021, the Company had secured borrowings with a fair value of $10.6 million related to certain sold loan participations that did not qualify for sales treatment acquired from Landmark.

The maturity and weighted-average interest rate of secured borrowings as of the periods indicated is as follows:

	As of December 31, 2021
(dollars in thousands)	Amount	Rate

2022	$766	3.25%
2023	26	4.25
2024	2,700	4.13
2025	-	-
2026	-	-
2027 and thereafter	6,952	2.43
Total	$10,444	2.69%

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

During the first quarter of 2021, the Company approved a 1-year LTIP and awarded restricted stock to senior officers and managers in February and March 2021 based on 2020 performance. During the third quarter of 2021, 476 shares of restricted stock were granted to one new employee after the merger.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during 2021, 2020 and 2019 under the 2012 stock incentive plans:

	2021			2020			2019
			Weighted-			Weighted-			Weighted-
	Shares		average grant	Shares		average grant	Shares		average grant
	granted		date fair value	granted		date fair value	granted		date fair value

Director plan	12,500	(2)	$52.00	6,000	(2)	$56.63	5,600	(2)	$54.69
Omnibus plan	13,552	(3)	52.00	11,761	(3)	55.06	7,251	(2)	54.69
Omnibus plan	50	(1)	58.17	50	(1)	57.62	50	(1)	58.08
Omnibus plan	36	(3)	58.17	500	(2)	34.02	-		-
Omnibus plan	476	(2)	52.62	-		-	-		-
Total	26,614		$52.03	18,311		$55.00	12,901		$54.70

(1)Vest after 1 year (2) Vest after 3 years – 33% each year (3) Vest fully after 3 years

The fair value of the shares granted in 2021 was calculated using the grant date stock price.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2018	12,600	17,360	29,960	$38.99
Granted	5,600	7,301	12,901	54.70
Forfeited	-	(126)	(126)	54.69
Vested	(7,000)	(8,574)	(15,574)	33.81
Non-vested balance at December 31, 2019	11,200	15,961	27,161	$49.48
Granted	6,000	12,311	18,311	55.00
Forfeited	-	-	-
Vested	(7,798)	(7,597)	(15,395)	48.47
Non-vested balance at December 31, 2020	9,402	20,675	30,077	$53.36
Granted	12,500	14,114	26,614	52.03
Forfeited	-	(439)	(439)	52.66
Vested	(6,982)	(6,227)	(13,209)	51.23
Non-vested balance at December 31, 2021	14,920	28,123	43,043	$53.20

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2018	89,250	$8.36	8.2
Granted	11,073	16.79	10.0
Exercised	(3,059)	3.48
Forfeited	-	-
Outstanding December 31, 2019	97,264	$9.47	7.5
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding December 31, 2020	97,264	$9.47	6.5
Granted	-
Exercised	(2,932)	3.48
Forfeited	-
Outstanding December 31, 2021	94,332	$9.66	5.5

Of the SSARs outstanding at December 31, 2021, 90,639 vested and were exercisable. SSARs vest over a three year period – 33% per year.

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

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the years ended December 31, 2021, 2020 and 2019 and the unrecognized stock-based compensation expense as of December 31, 2021:

(dollars in thousands)	2021	2020	2019
Stock-based compensation expense:
Director stock incentive plan	$422	$434	$240
Omnibus stock incentive plan	640	740	611
Employee stock purchase plan	44	27	107
Total stock-based compensation expense	$1,106	$1,201	$958

In addition, during 2021, 2020 and 2019 the Company reversed accruals of ($10 thousand), ($0.1 million) and ($0.1 million) in stock-based compensation expense for restricted stock and SSARs to be awarded under the Omnibus Plan.

As of
(dollars in thousands)	December 31, 2021
Unrecognized stock-based compensation expense:
Director plan	$498
Omnibus plan	781
Total unrecognized stock-based compensation expense	$1,279

The unrecognized stock-based compensation expense as of December 31, 2021 will be recognized ratably over the periods ended February 2024 and July 2024 for the Director Plan and the Omnibus Plan, respectively.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined. As of December 31, 2021, 89,642 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

The Company also established the dividend reinvestment plan (the DRP) for its shareholders. The DRP is designed to avail the Company’s stock at no transactional cost to its shareholders. Cash dividends paid to shareholders who are enrolled in the DRP plus voluntary cash deposits received can be used to purchase shares, directly from the Company, from shares that become available in the open market or in negotiated transactions with third parties. The Company has reserved 750,000 shares of its un-issued capital stock for issuance under the DRP. As of December 31, 2021, there were 591,730 shares available for future issuance.

11.INCOME TAXES

Pursuant to the accounting guidelines related to income taxes, the Company has evaluated its material tax positions as of December 31, 2021 and 2020. Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. In periods subsequent to December 31, 2021, determinations of potentially adverse material tax positions will be evaluated to determine whether an uncertain tax position may have previously existed or has been originated. In the event an adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with the Internal Revenue Service (IRS) guidelines, and will be recorded as a component of other expenses in the Company’s consolidated statements of income.

As of December 31, 2021, there were no unrecognized tax benefits that, if recognized, would significantly affect the Company’s effective tax rate. Also, there were no penalties and interest recognized in the consolidated statements of income in 2021, 2020 and 2019 as a result of management’s evaluation of whether an uncertain tax position may exist nor does the Company foresee a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the forthcoming twelve months. Tax returns filed with the IRS are subject to review by law under a three-year statute of limitations. The Company has not received notification from the IRS regarding adverse tax issues for the current year or from tax returns filed for tax years 2020, 2019 or 2018.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The bill reduced the Company’s federal corporate income tax rate from 34% to 21% effective January 1, 2018.

The following temporary differences gave rise to the net deferred tax liability, a component of other assets in the consolidated balance sheets, as of the periods indicated:

	As of December 31,
(dollars in thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$3,281	$2,936
Deferred interest from non-accrual assets	251	206
Operating lease liabilities	2,022	1,605
Acquisition accounting	2,087	479
Other	1,029	594
Total	8,670	5,820

Deferred tax liabilities:
Net unrealized gains on available-for-sale securities	(48)	(2,380)
Loan fees and costs	(1,397)	(1,013)
Automobile leasing	(5,162)	(4,287)
Operating lease right-of-use assets	(1,891)	(1,487)
Depreciation	(1,594)	(1,411)
Mortgage loan servicing rights	(357)	(278)
Total	(10,449)	(10,856)
Deferred tax liability, net	$(1,779)	$(5,036)

The components of the total provision for income taxes for the years indicated are as follows:

	Years ended December 31,
(dollars in thousands)	2021	2020	2019

Current	$4,904	$2,336	$1,985
Deferred	(903)	(87)	341
Total provision for income taxes	$4,001	$2,249	$2,326

The reconciliation between the expected statutory income tax and the actual provision for income taxes is as follows:

	Years ended December 31,

(dollars in thousands)	2021	2020	2019
Expected provision at the statutory rate	$5,873	$3,203	$2,919
Tax-exempt income	(1,686)	(865)	(592)
Bank owned life insurance	(232)	(167)	(136)
Nondeductible interest expense	87	54	37
Nondeductible other expenses and other, net	49	(8)	98
Tax credits	(135)	-	-
State income tax	45	32	-
Actual provision for income taxes	$4,001	$2,249	$2,326

12.RETIREMENT PLAN

The Company has a defined contribution profit sharing 401(k) plan covering substantially all of its employees. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Contributions to the plan approximated $1.0 million, $0.7 million and $0.5 million in 2021, 2020 and 2019.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments:

December 31, 2021
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$96,877	$96,877	$96,877	$-	$-
Available-for-sale debt securities	738,980	738,980	-	738,980	-
Restricted investments in bank stock	3,206	3,206	-	3,206	-
Loans and leases, net	1,417,504	1,404,103	-	-	1,404,103
Loans held-for-sale	31,727	32,013	-	32,013	-
Accrued interest receivable	7,526	7,526	-	7,526	-
Financial liabilities:
Deposits with no stated maturities	2,031,072	2,031,072	-	2,031,072	-
Time deposits	138,793	138,291	-	138,291	-
Secured borrowings	10,620	10,690	-	-	10,690
Accrued interest payable	155	155	-	155	-

December 31, 2020
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$69,346	$69,346	$69,346	$-	$-
Available-for-sale debt securities	392,420	392,420	-	392,420	-
Restricted investments in bank stock	2,813	2,813	-	2,813	-
Loans and leases, net	1,105,450	1,116,711	-	-	1,116,711
Loans held-for-sale	29,786	30,858	-	30,858	-
Accrued interest receivable	5,712	5,712	-	5,712	-
Financial liabilities:
Deposits with no stated maturities	1,381,722	1,381,722	-	1,381,722	-
Time deposits	127,783	128,200	-	128,200	-
FHLB advances	5,000	5,348	-	5,348	-
Accrued interest payable	337	337	-	337	-

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

Secured borrowings: The fair value for these obligations uses an income approach based on expected cash flows on a pooled basis.

FHLB advances: Fair value is estimated using the rates currently offered for similar borrowings.

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$117,003	$-	$117,003	$-
Obligations of states and political subdivisions	364,710	-	364,710	-
MBS - GSE residential	257,267	-	257,267	-
Total available-for-sale debt securities	$738,980	$-	$738,980	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$45,447	$-	$45,447	$-
Obligations of states and political subdivisions	199,713	-	199,713	-
MBS - GSE residential	147,260	-	147,260	-
Total available-for-sale debt securities	$392,420	$-	$392,420	$-

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

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending December 31, 2021 and 2020, respectively.

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,245	$-	$-	$2,245
Other real estate owned	198	-	-	198
Total	$2,443	$-	$-	$2,443

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,930	$-	$-	$2,930
Other real estate owned	182	-	-	182
Total	$3,112	$-	$-	$3,112

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

At December 31, 2021 and December 31, 2020, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -33.08% and -47.66% and from -27.04% to -70.66%, respectively. The weighted average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -44.50% as of December 31, 2021 and -44.49% as of December 31, 2020, respectively. Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed. Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable. Appraisals form the basis for determining the net realizable value from these properties. Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business. Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions. Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs. These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions. At December 31, 2021 and December 31, 2020, the discounts applied to the appraised values of ORE ranged from -20.16% and -77.60% and from -21.47% and -77.60%, respectively. As of December 31, 2021, and December 31, 2020, the weighted average of discount to the appraisal values of ORE amounted to -28.21% and -31.30%, respectively.

At December 31, 2021 and 2020, there were no other repossessed assets. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.

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

The notional amount of the Company’s financial instruments with off-balance sheet risk was as follows:

	December 31,
(dollars in thousands)	2021	2020
Off-balance sheet financial instruments:
Commitments to extend credit	$306,852	$262,816
Standby letters of credit	6,352	3,946

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

The following table summarizes outstanding financial letters of credit as of December 31, 2021:

		More than
	Less than	one year to	Over five
(dollars in thousands)	one year	five years	years	Total
Secured by:
Collateral	$1,835	$423	$2,014	$4,272
Bank lines of credit	353	108	-	461
Other	1,152	-	-	1,152
	3,340	531	2,014	5,885
Unsecured	30	437	-	467
Total	$3,370	$968	$2,014	$6,352

The Company has not incurred losses on its commitments in 2021, 2020 or 2019.

14.EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards. The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares. For granted and unexercised stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued SSARs were exercised and converted into common stock. As of the years ended December 31, 2021, 2020 and 2019, there were 28,770, 24,644 and 32,091 potentially dilutive shares related to issued and unexercised SSARs. The calculation did not include 11,073 unexercised SSARs that could potentially dilute earnings per share but their effect was antidilutive as of December 31, 2021. For restricted stock, dilution would occur from the Company’s previously granted but unvested shares.

There were 12,705, 5,496 and 10,720 potentially dilutive shares related to unvested restricted share grants as of the years ended December 31, 2021, 2020 and 2019, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the years indicated:

	2021	2020	2019
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$24,008	$13,035	$11,576
Weighted-average common shares outstanding	5,321,687	4,586,224	3,779,582
Basic EPS	$4.51	$2.84	$3.06

Diluted EPS:
Net income available to common shareholders	$24,008	$13,035	$11,576
Weighted-average common shares outstanding	5,321,687	4,586,224	3,779,582
Potentially dilutive common shares	41,475	30,140	42,811
Weighted-average common and potentially dilutive shares outstanding	5,363,162	4,616,364	3,822,393
Diluted EPS	$4.48	$2.82	$3.03

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%. As of December 31, 2021 and 2020, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The following table reflects the actual and required capital and the related capital ratios as of the periods indicated. No amounts were deducted from capital for interest-rate risk in either 2021 or 2020.

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer*		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of December 31, 2021:

Total capital (to risk-weighted assets)
Consolidated	$205,667	14.5%	≥	$113,421	8.0%	≥	$148,866	10.5%		N/A	N/A
Bank	$205,726	14.5%	≥	$113,406	8.0%	≥	$148,845	10.5%	≥	$141,757	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$189,980	13.4%	≥	$63,800	4.5%	≥	$99,244	7.0%		N/A	N/A
Bank	$190,039	13.4%	≥	$63,791	4.5%	≥	$99,230	7.0%	≥	$92,142	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$189,980	13.4%	≥	$85,066	6.0%	≥	$120,510	8.5%		N/A	N/A
Bank	$190,039	13.4%	≥	$85,054	6.0%	≥	$120,493	8.5%	≥	$113,406	8.0%

Tier I capital (to average assets)
Consolidated	$189,980	7.9%	≥	$95,688	4.0%	≥	$95,688	4.0%		N/A	N/A
Bank	$190,039	7.9%	≥	$95,680	4.0%	≥	$95,680	4.0%	≥	$119,600	5.0%

As of December 31, 2020:

Total capital (to risk-weighted assets)
Consolidated	$161,199	16.5%	≥	$78,356	8.0%	≥	$102,842	10.5%		N/A	N/A
Bank	$161,145	16.5%	≥	$78,342	8.0%	≥	$102,823	10.5%	≥	$97,927	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$148,931	15.2%	≥	$44,075	4.5%	≥	$68,562	7.0%		N/A	N/A
Bank	$148,879	15.2%	≥	$44,067	4.5%	≥	$68,549	7.0%	≥	$63,653	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$148,931	15.2%	≥	$58,767	6.0%	≥	$83,253	8.5%		N/A	N/A
Bank	$148,879	15.2%	≥	$58,756	6.0%	≥	$83,238	8.5%	≥	$78,342	8.0%

Tier I capital (to average assets)
Consolidated	$148,931	8.8%	≥	$67,584	4.0%	≥	$67,584	4.0%		N/A	N/A
Bank	$148,879	8.8%	≥	$67,584	4.0%	≥	$67,584	4.0%	≥	$84,479	5.0%

* The minimums under Basel III increased to include the capital conservation buffer of 2.50%.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations and Pennsylvania law limit the amount of dividends that may be paid from the Bank to the Company without prior approval of regulatory agencies. Accordingly, at December 31, 2021, approximately $114.6 million was available for dividend distribution from the Bank to the Company in 2021.

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

	Years ended December 31,
(dollars in thousands)	2021	2020	2019
Balance, beginning	$9,885	$6,765	$6,542
Adjustments for changes in position	1,022	(1,063)	-
Additions	7,228	7,156	1,864
Collections	(6,630)	(2,973)	(1,641)

Balance, ending	$11,505	$9,885	$6,765

As of December 31, 2021, 2020 and 2019, deposits from executive officers and directors approximated $39.0 million, $27.9 million and $14.8 million, respectively.

17.CONTINGENCIES

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

18.RECENT ACCOUNTING PRONOUNCEMENTS

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

The amendments in this update are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019 for public companies. Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption (modified-retrospective approach). Upon adoption, the change in this accounting guidance could result in an increase in the Company's allowance for loan losses and require the Company to record loan losses more rapidly. On October 16, 2019, the FASB decided to move forward with finalizing its proposal to defer the effective date for ASU 2016-13 for smaller reporting companies to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. Since the Company currently meets the SEC definition of a smaller reporting company, the delay will be applicable to the Company. The Company has engaged the services of a qualified third-party service provider to assist management in estimating credit allowances under this standard and is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements. The current allowance for loan losses calculation is expected to be run side-by-side with the CECL model in the 2nd, 3rd and 4th quarters of 2022 to gain a better understanding of the effects of the change.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments in this update are elective and apply to all entities that have contracts that reference LIBOR or another reference rate expected to be discontinued. The guidance includes a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. An optional expedient simplifies accounting for contract modifications to loans receivable and debt, by prospectively adjusting the effective interest rate. The amendments in ASU 2020-04 are effective as of March 12, 2020 through December 31, 2022. The Company expects to apply the amendments prospectively for applicable loan and other contracts within the effective period of ASU 2020-04. As of December 31, 2021, the Company had approximately $43 million in loans with rates tied to LIBOR. The Company is working on modifying each of these contracts to have all modifications completed by December 31, 2022.

19.PARENT COMPANY ONLY

The following is the condensed financial information for Fidelity D & D Bancorp, Inc. on a parent company only basis as of and for the years indicated:

Condensed Balance Sheets	As of December 31,
(dollars in thousands)	2021	2020
Assets:
Cash	$515	$256
Investment in subsidiary	211,788	166,618
Other assets	198	180
Total	$212,501	$167,054

Liabilities and shareholders' equity:
Liabilities	$772	$384
Capital stock and retained earnings	211,550	157,718
Accumulated other comprehensive income (loss)	179	8,952
Total	$212,501	$167,054

Condensed Income Statements	Years ended December 31,
(dollars in thousands)	2021	2020	2019
Income:
Equity in undistributed earnings of subsidiary	$19,898	$9,934	$8,839
Dividends from subsidiary	6,608	5,378	4,037
Total income	26,506	15,312	12,876
Operating expenses	3,016	2,779	1,598
Income before taxes	23,490	12,533	11,278
Credit for income taxes	518	502	298
Net income	$24,008	$13,035	$11,576

Statements of Comprehensive Income	Years ended December 31,
(dollars in thousands)	2021	2020	2019
Bancorp net loss	$(2,498)	$(2,277)	$(1,300)
Equity in net income of subsidiary	26,506	15,312	12,876
Net income	24,008	13,035	11,576

Equity in other comprehensive income (loss) of subsidiary	(8,773)	5,350	4,697
Other comprehensive (loss) income, net of tax	(8,773)	5,350	4,697
Total comprehensive income, net of tax	$15,235	$18,385	$16,273

Condensed Statements of Cash Flows	Years ended December 31,
(dollars in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$24,008	$13,035	$11,576
Adjustments to reconcile net income to net cash used in operations:
Equity in earnings of subsidiary	(26,506)	(15,312)	(12,876)
Stock-based compensation expense	1,096	1,077	817
Deferred income tax	(10)	(84)	2
Changes in other assets and liabilities, net	390	71	137
Net cash used in operating activities	(1,022)	(1,213)	(344)

Cash flows provided by investing activities:
Dividends received from subsidiary	6,608	5,378	4,037
Operating dividend from subsidiary	1,075	1,129	-
Net cash (used in) acquired in acquisition	(64)	58	-
Net cash provided by investing activities	7,619	6,565	4,037

Cash flows used in financing activities:
Dividends paid, net of dividend reinvestment	(6,608)	(5,378)	(4,037)
Withholdings to purchase capital stock	270	219	175
Net cash used in financing activities	(6,338)	(5,159)	(3,862)
Net change in cash	259	193	(169)

Cash, beginning	256	63	232

Cash, ending	$515	$256	$63

20.ACQUISITION

On July 1, 2021, the Company completed its previously announced acquisition of Landmark. Landmark was a one-bank holding company organized under the laws of the Commonwealth of Pennsylvania and was headquartered in Pittston, PA. Its wholly owned subsidiary, Landmark Community Bank, was an independent community bank chartered under the laws of the Commonwealth of Pennsylvania. Landmark Community Bank conducted full-service commercial banking services through five bank centers located in Lackawanna and Luzerne Counties, Pennsylvania. The acquisition expanded Fidelity Deposit and Discount Bank’s full-service footprint in Luzerne County, Pennsylvania. The Company transacted the merger to complement the Company’s existing operations, while consistent with the Company’s strategic plan of enhancing long-term shareholder value. The fair value of total assets acquired as a result of the merger totaled $375.5 million (net of cash consideration), loans totaled $298.9 million and deposits totaled $308.5 million. Goodwill recorded in the merger was $12.6 million.

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

The following table summarizes the consideration paid for Landmark and the fair value of assets acquired, and liabilities assumed as of the acquisition date:

Purchase Price Consideration in Common Stock
Landmark shares settled for stock		2,382,695
Exchange ratio		0.272
Total FDBC shares issued		647,990
Value assigned to FDBC common share (6/30/2021 closing price)		$54.10

Purchase price assigned to Landmark common shares exchanged for FDBC common shares		$35,056,259

Purchase Price Consideration - Cash for Common Stock
Landmark shares exchanged for cash, excluding fractional shares		2,382,695
Cash consideration (per Landmark share)		$3.26
Cash portion of purchase price		$7,767,586

Cash portion of purchase price (cash paid fractional shares)		$5,559

Cash for outstanding Landmark stock options		$69,250

Total consideration paid		$42,898,654

Allocation of Purchase Price	In thousands
Total Purchase Price		$42,899

Estimated Fair Value of Assets Acquired
Cash and cash equivalents	4,090
Investment securities	49,430
Loans	298,860
Restricted investments in bank stock	1,186
Premises and equipment	3,405
Lease property under finance leases	1,188
Core deposit intangible asset	597
Other real estate owned	488
Other assets	11,629
Total assets acquired	370,873

Estimated Fair Value of Liabilities Assumed
Non-interest bearing deposits	100,472
Interest bearing deposits	208,057
Short-term borrowings	2,224
FHLB borrowings	4,602
Secured borrowings	20,619
Finance lease obligation	1,188
Other liabilities	3,387
Total liabilities assumed	340,549

Net Assets Acquired		30,324
Goodwill Recorded in Acquisition		$12,575

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

Loans

Acquired loans (performing and non-performing) are initially recorded at their acquisition-date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected lifetime losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. Specifically, the Company has prepared three separate loan fair value adjustments that it believed a market participant might employ in estimating the entire fair value adjustment necessary under ASC 820-10 for the acquired loan portfolio. The three-separate fair valuation methodologies employed are: 1) an interest rate loan fair value adjustment, 2) a general credit fair value adjustment, and 3) a specific credit fair value adjustment for purchased credit impaired loans subject to ASC 310-30 procedures. The acquired loans were recorded at fair value at the acquisition date without carryover of Landmark’s previously established allowance for loan losses. The fair value of the financial assets acquired included loans receivable with a gross amortized cost basis of $309.8 million.

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

Supplemental Pro Forma Financial Information

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the twelve months ended December 31, 2021 and 2020, respectively, as if Landmark had been acquired on January 1, 2020. This unaudited pro forma information combines the historical results of Landmark with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision expense resulting from recording loan assets at fair value, merger expenses, cost savings or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented and the differences could be significant.

Unaudited	Twelve months ended December 31,
(Dollars in thousands)	2021	2020
Net interest income	$68,970	$57,531
Other income	18,959	15,978
Total net interest income and other income	$87,929	$73,509

Net income	29,080	18,402

Basic earnings per common share	$5.15	$3.52
Diluted earnings per common share	$5.11	$3.50

Merger-related expenses

For year ended December 31, 2021, the Company incurred $3.0 million in merger-related expenses related to the merger with Landmark, primarily consisting of data processing, salaries and employee benefits, and professional fee expenses. For the year ended December 31, 2020, the Company incurred merger-related expenses related to the merger with MNB totaling $2.5 million, primarily consisting of professional fees, salaries and employee benefits and data processing fees.

21.EMPLOYEE BENEFITS

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers. The policies are recorded at their cash surrender values. Increases in cash surrender values are included in non-interest income in the consolidated statements of income. As a result of the acquisition of Landmark, the Company added BOLI with a value of $7.2 million during 2021. The policies’ cash surrender value totaled $52.7 million and $44.3 million, respectively, as of December 31, 2021 and 2020 and is reflected as an asset on the consolidated balance sheets. For the years ended December 31, 2021 and 2020, the Company has recorded income of $1.2 million and $794 thousand, respectively.

Officer Life Insurance

In 2017, the Bank entered into separate split dollar life insurance arrangements (Split Dollar Agreements) with eleven officers. This plan provides each officer a specified death benefit should the officer die while in the Bank’s employ. The Bank paid the insurance premiums in March 2017 and the arrangements were effective in March 2017. In March 2019, the Bank entered into a new Split Dollar Agreement with one officer. In January 2021, the Bank entered into Split Dollar Agreements with fifteen officers. The Bank owns the policies and all cash values thereunder. Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary. As of December 31, 2021, the policies had total death benefits of $49.7 million of which $8.4 million would have been paid to the officer’s beneficiaries and the remaining $41.3 million would have been paid to the Bank. In addition, four executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met. As of December 31, 2021 and 2020, the Company accrued expenses of $200 thousand and $154 thousand for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement. On March 20, 2019, the Bank entered into a SERP Agreement with one officer, pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2019 until normal retirement age. As a result of the acquisition of Landmark, the Company added $1.0 million in accrued SERP expenses to the consolidated balance sheets. As of December 31, 2021 and 2020, the Company accrued expenses of $3.6 million and $2.0 million in connection with the SERP.

22.REVENUE RECOGNITION

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

Contract balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before the payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity already received payment (or payment is due) from the customer. The Company’s non-interest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company typically does not enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2021 and 2020, the Company did not have any significant contract balances.

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

23.LEASES

ASU 2016-02 Leases (Topic 842) became effective for the Company on January 1, 2019. For all operating lease contracts where the Company is lessee, a right-of-use (ROU) asset and lease liability were recorded as of the effective date. The Company assumed all renewal terms will be exercised when calculating the ROU assets and lease liabilities. For leases existing at the transition date, any prepaid or deferred rent was added to the ROU asset to calculate the lease liability. The discount rate used to calculate the present value of future payments at the transition date was the Company’s incremental borrowing rate. The Company used the FHLB fixed rate borrowing rates on December 29, 2018 as the discount rate at transition. For all classes of underlying assets, the Company has elected not to record short-term leases (leases with a term of 12 months or less) on the balance sheet when the Company is lessee. Instead, the Company will recognize the lease payment on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. For all asset classes, the Company has elected, as a lessee, not to separate nonlease components from lease components and instead to account for each separate lease component and nonlease components associated with that lease component as a single lease component.

Management determines if an arrangement is or contains a lease at contract inception. If an arrangement is determined to be or contains a lease, the Company recognizes a ROU asset and a lease liability when the asset is placed in service.

The Company’s operating leases, where the Company is lessee, include property, land and equipment. As of December 31, 2021, eleven of the Company’s branch properties and one future branch were leased under operating leases. In four of the branch leases, the Company leases the land from an unrelated third party, and the buildings are the Company’s own capital improvement. The Company also leases three standalone ATMs under operating leases. Additionally, the Company has one property lease and four equipment leases classified as finance leases. The Company acquired a leased property classified as a finance lease with a fair value of $1.2 million from the Landmark merger during 2021.

The following is an analysis of the leased property under finance leases:

(dollars in thousands)	December 31, 2021	December 31, 2020

Property and equipment	$1,673	$485
Less accumulated depreciation and amortization	(366)	(202)
Leased property under finance leases, net	$1,307	$283

The following is a schedule of future minimum lease payments under finance leases together with the present value of the net minimum lease payments as of December 31, 2021:

(dollars in thousands)	Amount

2022	$247
2023	220
2024	164
2025	158
2026	150
2027 and thereafter	463
Total minimum lease payments (a)	1,402
Less amount representing interest (b)	(82)
Present value of net minimum lease payments	$1,320

(a)The future minimum lease payments have not been reduced by estimated executory costs (such as taxes and maintenance) since this amount was deemed immaterial by management.

(b)Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate upon lease inception.

As of December 31, 2021, the Company leased its Green Ridge, Pittston, Peckville, Back Mountain, Mountain Top, Abington, Nazareth, Easton, Bethlehem, Martins Creek and Wyoming branches under the terms of operating leases. During 2021, the Company entered into a new lease for the Bethlehem branch which will be relocated in 2022. Common area maintenance is included in variable lease payments in the table below. The Abington branch has variable lease payments which are calculated as a percentage of the national prime rate of interest and are expensed as incurred. The Bethlehem and Easton branches have variable lease payments that increase annually and are expensed as incu

(dollars in thousands)	2021
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$164
Interest on lease liabilities	16
Operating lease cost	637
Short-term lease cost	59
Variable lease cost	4
Total lease cost	$880

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$16
Operating cash flows from operating leases (Fixed payments)	$560
Operating cash flows from operating leases (Liability reduction)	$291
Financing cash flows from finance leases	$159
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,188
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,775
Weighted-average remaining lease term - finance leases	7.22 yrs
Weighted average remaining lease term - operating leases	21.42 yrs
Weighted-average discount rate - finance leases	1.79%
Weighted-average discount rate - operating leases	3.38%

During 2021, $845 thousand of the total lease cost is included in premises and equipment expense and $35 thousand is included in other expenses on the consolidated statements of income. Operating lease expense is recognized on a straight-line basis over the lease term. We recognized both the interest expense and amortization expense for finance leases in premises and equipment expense since the interest expense portion was immaterial.

The future minimum lease payments for the Company’s branch network and equipment under operating leases that have lease terms in excess of one year as of December 31, 2021 are as follows:

(dollars in thousands)	Amount

2022	$619
2023	606
2024	602
2025	610
2026	617
2027 and thereafter	10,482
Total future minimum lease payments	13,536
Plus variable payment adjustment	340
Less amount representing interest	(4,249)
Present value of net future minimum lease payments	$9,627

The Company leases several properties, where the Company is lessor, under operating leases to unrelated parties. Some of these properties are residential properties surrounding the Main Branch that the Company leases on a month-to-month basis and are considered short-term leases. The undiscounted cash flows to be received on an annual basis for the remaining two properties under long-term operating leases are as follows:

(dollars in thousands)	Amount

2022	$104
2023	48
2024	51
2025	54
2026	54
2027 and thereafter	27
Total lease payments to be received	$338

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

	For the years ended December 31,
(dollars in thousands)	2021	2020	2019
Lease income - direct finance leases
Interest income on lease receivables	$807	$722	$683

Lease income - operating leases	257	236	239
Total lease income	$1,064	$958	$922

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A: CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended December 31, 2021.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of December 31, 2021, the Company maintained effective internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None

ITEM 9C: DISCLOSURE RELATING TO FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed with the SEC.

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

ITEM 11: EXECUTIVE COMPENSATION

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2022 annual meeting of shareholders to be filed with the SEC.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2022 annual meeting of shareholders to be filed with the SEC.

Securities authorized for issuance under equity compensation plans

The following table summarizes the Company’s equity compensation plans as of December 31, 2021 that have been approved and not approved by Fidelity D & D Bancorp, Inc. shareholders:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2002 Employee Stock Purchase Plan	4,891	$59.50	74,852
2012 Omnibus Stock Incentive Plan (Restricted stock)	28,123	$53.31	672,453
2012 Omnibus Stock Incentive Plan (SSARs)	32,561	$38.72	672,453
2012 Director Stock Incentive Plan (Restricted stock)	14,920	$52.99	680,900
Equity compensation plans not approved by security holders - none	-	-	-
Total	80,495	$47.73	1,428,205

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this item is set forth in Footnote No. 16 “Related Party Transactions”, of Part II, Item 8 “Financial Statements and Supplementary Data”, and the information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2022 annual meeting of shareholders to be filed with the SEC.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2022 annual meeting of shareholders to be filed with the SEC.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements - The following financial statements are included by reference in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)
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

2.1 Agreement and Plan of Reorganization by and among Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank, NEPA Acquisition Subsidiary, LLC, Landmark Bancorp, Inc. and Landmark Community Bank dated as of February 25, 2021. Incorporated by reference to Annex A of the Registrant’s Registration Statement No. 333-236453 on Form S-4, filed with the Commission on April 23, 2021. (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Fidelity agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.)

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

*10.4 2012 Omnibus Stock Incentive Plan. Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.

*10.5 2012 Director Stock Incentive Plan. Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.

*10.6 Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Salvatore R. DeFrancesco, Jr. dated as of March 17, 2016. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2016.

*10.7 Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Eugene J. Walsh dated as of March 29, 2017. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

*10.8 Form of Supplemental Executive Retirement Plan – Applicable to Daniel J. Santaniello and Salvatore R. DeFrancesco, Jr. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

*10.9 Form of Supplemental Executive Retirement Plan – Applicable to Eugene J. Walsh. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

*10.10 Form of Split Dollar Life Insurance Agreement – Applicable to Daniel J. Santaniello, Salvatore R. DeFrancesco, Jr. and Eugene J. Walsh. Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

*10.11 Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Michael J. Pacyna dated as of March 20, 2019. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2019.

*10.12 Form of Supplemental Executive Retirement Plan for Michael J. Pacyna. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2019.

*10.13 Form of Split Dollar Life Insurance Agreement for Michael J. Pacyna. Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2019.

13 Annual Report to Shareholders. Incorporated by reference to the 2021 Annual Report to Shareholders filed with the SEC on Form ARS.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Annual Report on Form 10-K for the year ended December 31, 2021, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of December 31, 2021 and 2020; Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019; Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019; Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019; Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019 and the Notes to the Consolidated Financial Statements.

104 Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

FIDELITY D & D BANCORP, INC.
(Registrant)

Date: March 23, 2022	By:	/s/ Daniel J. Santaniello
Daniel J. Santaniello,
President and Chief Executive Officer

Date: March 23, 2022	By:	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Daniel J. Santaniello	March 23, 2022
Daniel J. Santaniello, President and Chief
Executive Officer

By:	/s/ Salvatore R. DeFrancesco, Jr.	March 23, 2022
Salvatore R. DeFrancesco, Jr., Treasurer
and Chief Financial Officer

By:	/s/ Brian J. Cali	March 23, 2022
Brian J. Cali, Chairman of the
Board of Directors and Director

By:	/s/ John T. Cognetti	March 23, 2022
John T. Cognetti, Secretary and Director

By:	/s/ Richard M. Hotchkiss	March 23, 2022
Richard M. Hotchkiss, Director

By:	/s/ Michael J. McDonald	March 23, 2022
Michael J. McDonald, Vice Chairman
of the Board of Directors and Director

By:	/s/ Paul C. Woelkers	March 23, 2022
Paul C. Woelkers, Director

By:	/s/ HelenBeth G. Vilcek	March 23, 2022
HelenBeth G. Vilcek, Director

By:	/s/ Kristin Dempsey O’Donnell	March 23, 2022
Kristin Dempsey O’Donnell, Director

By:	/s/ Richard Lettieri	March 23, 2022
Richard Lettieri, Director

By:	/s/ William J. Joyce, Sr.	March 23, 2022
William J. Joyce, Sr., Director

By:	/s/ Alan Silverman	March 23, 2022
Alan Silverman, Director