Form 10-Q
period 2022-03-31
FIDELITY D & D BANCORP INC
filed 2022-05-12
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on April 30, 2022, the latest practicable date, was 5,659,068 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q March 31, 2022

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)	March 31, 2022	December 31, 2021
Assets:
Cash and due from banks	$37,695	$27,317
Interest-bearing deposits with financial institutions	59,708	69,560
Total cash and cash equivalents	97,403	96,877
Available-for-sale securities	711,583	738,980
Restricted investments in bank stock	3,231	3,206
Loans and leases, net (allowance for loan losses of
$16,081 in 2022; $15,624 in 2021)	1,456,797	1,417,504
Loans held-for-sale (fair value $6,315 in 2022, $32,013 in 2021)	6,236	31,727
Foreclosed assets held-for-sale	151	434
Bank premises and equipment, net	31,336	29,310
Leased property under finance leases, net	1,292	1,307
Right-of-use assets	8,903	9,006
Cash surrender value of bank owned life insurance	53,065	52,745
Accrued interest receivable	7,424	7,526
Goodwill	19,628	19,628
Core deposit intangible, net	1,834	1,942
Other assets	21,891	8,912
Total assets	$2,420,774	$2,419,104
Liabilities:
Deposits:
Interest-bearing	$1,610,508	$1,579,582
Non-interest-bearing	599,497	590,283
Total deposits	2,210,005	2,169,865
Accrued interest payable and other liabilities	14,090	15,943
Finance lease obligation	1,309	1,320
Operating lease liabilities	9,555	9,627
Secured borrowings	10,572	10,620
Total liabilities	2,245,531	2,207,375
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 5,659,068 at March 31, 2022; and 5,645,687 at December 31, 2021)	114,666	114,108
Retained earnings	103,074	97,442
Accumulated other comprehensive (loss) income	(42,497)	179
Total shareholders' equity	175,243	211,729
Total liabilities and shareholders' equity	$2,420,774	$2,419,104

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)
(dollars in thousands except per share data)	March 31, 2022	March 31, 2021
Interest income:
Loans and leases:
Taxable	$14,367	$12,188
Nontaxable	409	320
Interest-bearing deposits with financial institutions	33	21
Restricted investments in bank stock	31	33
Investment securities:
U.S. government agency and corporations	1,508	700
States and political subdivisions (nontaxable)	1,381	854
States and political subdivisions (taxable)	449	224
Total interest income	18,178	14,340
Interest expense:
Deposits	822	864
Secured borrowings	65	-
FHLB advances	-	26
Total interest expense	887	890
Net interest income	17,291	13,450
Provision for loan losses	525	800
Net interest income after provision for loan losses	16,766	12,650
Other income:
Service charges on deposit accounts	799	566
Interchange fees	1,176	949
Service charges on loans	441	511
Fees from trust fiduciary activities	617	494
Fees from financial services	267	175
Fees and other revenue	380	178
Earnings on bank-owned life insurance	319	296
Gain (loss) on write-down, sale or disposal of:
Loans	712	2,347
Premises and equipment	(157)	-
Total other income	4,554	5,516
Other expenses:
Salaries and employee benefits	6,714	5,226
Premises and equipment	1,925	1,642
Data processing and communication	712	603
Advertising and marketing	781	901
Professional services	719	937
Merger-related expenses	-	523
Automated transaction processing	369	292
Office supplies and postage	179	113
PA shares tax	160	50
Loan collection	35	50
Other real estate owned	(25)	25
FDIC assessment	237	111
FHLB prepayment fee	-	369
Other	848	614
Total other expenses	12,654	11,456
Income before income taxes	8,666	6,710
Provision for income taxes	1,144	1,043
Net income	$7,522	$5,667
Per share data:
Net income - basic	$1.33	$1.14
Net income - diluted	$1.32	$1.13
Dividends	$0.33	$0.30

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income	Three months ended
(Unaudited)	March 31,
(dollars in thousands)	2022	2021

Net income	$7,522	$5,667

Other comprehensive loss, before tax:
Unrealized holding loss on available-for-sale debt securities	(54,020)	(9,860)
Reclassification adjustment for net gains realized in income	-	-
Net unrealized loss	(54,020)	(9,860)
Tax effect	11,344	2,071
Unrealized loss, net of tax	(42,676)	(7,789)
Other comprehensive loss, net of tax	(42,676)	(7,789)
Total comprehensive loss, net of tax	$(35,154)	$(2,122)

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the three months ended March 31, 2022 and 2021
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2020	4,977,750	$77,676	$80,042	$8,952	$166,670
Net income			5,667		5,667
Other comprehensive loss				(7,789)	(7,789)
Issuance of common stock through Employee Stock Purchase Plan	4,738	270			270
Issuance of common stock from vested restricted share grants through stock compensation plans	11,059	-			-
Issuance of common stock through exercise of SSARs	2,000	-			-
Stock-based compensation expense		276			276
Cash dividends declared			(1,512)		(1,512)
Balance, March 31, 2021	4,995,547	$78,222	$84,197	$1,163	$163,582

Balance, December 31, 2021	5,645,687	$114,108	$97,442	$179	$211,729
Net income			7,522		7,522
Other comprehensive loss				(42,676)	(42,676)
Issuance of common stock through Employee Stock Purchase Plan	4,891	252			252
Issuance of common stock from vested restricted share grants through stock compensation plans	8,490	-			-
Stock-based compensation expense		306			306
Cash dividends declared			(1,890)		(1,890)
Balance, March 31, 2022	5,659,068	$114,666	$103,074	$(42,497)	$175,243

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Three months ended March 31,
(dollars in thousands)	2022	2021

Cash flows from operating activities:
Net income	$7,522	$5,667
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and accretion	1,402	1,394
Provision for loan losses	525	800
Deferred income tax expense (benefit)	439	(544)
Stock-based compensation expense	306	266
Excess tax benefit from exercise of SSARs	-	26
Proceeds from sale of loans held-for-sale	30,239	82,284
Originations of loans held-for-sale	(18,048)	(60,426)
Earnings from bank-owned life insurance	(319)	(296)
Net gain from sales of loans	(712)	(2,347)
Net gain from sales of investment securities	-	-
Net (gain) loss from sale and write-down of foreclosed assets held-for-sale	(44)	(15)
Net loss from write-down and disposal of bank premises and equipment	157	-
Operating lease payments	31	7
Change in:
Accrued interest receivable	101	(11)
Other assets	(1,501)	(1,605)
Accrued interest payable and other liabilities	(1,853)	492
Net cash provided by operating activities	18,245	25,692

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	-	-
Proceeds from maturities, calls and principal pay-downs	10,057	14,276
Purchases	(37,930)	(69,290)
Increase in restricted investments in bank stock	(24)	(118)
Net increase in loans and leases	(27,254)	(25,056)
Principal portion of lease payments received under direct finance leases	1,494	1,123
Purchases of bank premises and equipment	(3,242)	(286)
Proceeds from sale of foreclosed assets held-for-sale	764	107
Net cash used in investing activities	(56,135)	(79,244)

Cash flows from financing activities:
Net increase in deposits	40,149	213,425
Net decrease in other borrowings	(36)	-
Repayment of FHLB advances	-	(5,000)
Repayment of finance lease obligation	(59)	(24)
Proceeds from employee stock purchase plan participants	252	270
Dividends paid	(1,890)	(1,512)
Net cash provided by financing activities	38,416	207,159
Net increase in cash and cash equivalents	526	153,607
Cash and cash equivalents, beginning	96,877	69,346

Cash and cash equivalents, ending	$97,403	$222,953

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited)	Three months ended March 31,
(dollars in thousands)	2022	2021
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$928	$1,046
Income tax	-	-
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized gains on available-for-sale securities	(54,020)	(9,860)
Transfers from loans to foreclosed assets held-for-sale	437	249
Transfers from/(to) loans to/(from) loans held-for-sale, net	(12,798)	1,491
Transfers from premises and equipment to other assets held-for-sale	633	-
Security settlement pending	-	7,894
Right-of-use asset	50	-
Lease liability	50	-

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

On July 1, 2021, the Company completed its acquisition of Landmark Bancorp, Inc. (Landmark) and its wholly-owned subsidiary, Landmark Community Bank (Landmark Bank). At the time of the acquisition, Landmark merged with and into an acquisition subsidiary of the Company with the acquisition subsidiary Company surviving the merger. In addition, immediately thereafter Landmark Bank merged with and into the Bank with the Bank as the surviving bank.

On May 1, 2020, the Company completed its acquisition of MNB Corporation (MNB) and its wholly-owned subsidiary, Merchants Bank of Bangor. At the time of the acquisition, MNB merged with and into the Company with the Company surviving the merger. In addition, immediately thereafter Merchants Bank of Bangor merged with and into the Bank with the Bank as the surviving bank.

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

For additional information and disclosures required under U.S. GAAP, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

In the opinion of management, the consolidated balance sheets as of March 31, 2022 and December 31, 2021 and the related consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature. Certain reclassifications have been made to the 2021 financial statements to conform to the 2022 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after March 31, 2022 through the date these consolidated financial statements were issued.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, and the notes included therein, included within the Company’s Annual Report filed on Form 10-K.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses at March 31, 2022 is adequate and reasonable to cover incurred losses. Given the subjective nature of identifying and estimating loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB). Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained. On occasion, the Company may transfer loans from the loan portfolio to loans HFS. Under these circumstances, pricing may be obtained from other entities and the residential mortgage loans are transferred at the lower of cost or market value and simultaneously sold. For other loans transferred to HFS, pricing may be obtained from other entities or modeled and the other loans are transferred at the lower of cost or market value and then sold. As of March 31, 2022 and December 31, 2021, loans classified as HFS consisted of residential mortgage loans.

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

Goodwill is recorded on the consolidated balance sheets as the excess of liabilities assumed over identifiable assets acquired on the acquisition date. Goodwill is recorded at its net carrying value which represents estimated fair value. The goodwill is deductible for tax purposes over a 15-year period. Goodwill is tested for impairment on at least an annual basis. There was no goodwill impairment as of March 31, 2022 and December 31, 2021. Other acquired intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives and subject to periodic impairment testing.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments in this update also require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. The amendments in this update are effective for the Company upon adoption of ASU 2016-13. The amendments in this update should be applied prospectively, except as provided in the next sentence. For the transition method related to the recognition and measurement of TDRs, the Company has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments in this update are elective and apply to all entities that have contracts that reference LIBOR or another reference rate expected to be discontinued. The guidance includes a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. An optional expedient simplifies accounting for contract modifications to loans receivable and debt, by prospectively adjusting the effective interest rate. The amendments in ASU 2020-04 are effective as of March 12, 2020 through December 31, 2022. The Company expects to apply the amendments prospectively for applicable loan and other contracts within the effective period of ASU 2020-04. As of March 31, 2022, the Company had approximately $43 million in loans with rates tied to LIBOR. The Company is working on modifying each of these contracts to have all modifications completed by December 31, 2022.

3. Accumulated other comprehensive income

The following tables illustrate the changes in accumulated other comprehensive income by component and the details about the components of accumulated other comprehensive income as of and for the periods indicated:

As of and for the three months ended March 31, 2022
Unrealized gains
(losses) on
available-for-sale
(dollars in thousands)	debt securities
Beginning balance	$179

Other comprehensive loss before reclassifications, net of tax	(42,676)
Amounts reclassified from accumulated other comprehensive income, net of tax	-
Net current-period other comprehensive loss	(42,676)
Ending balance	$(42,497)

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

4. Investment securities

Agency – Government-sponsored enterprise (GSE) and Mortgage-backed securities (MBS) - GSE residential

Agency – GSE and MBS – GSE residential securities consist of short- to long-term notes issued by Federal Home Loan Mortgage Corporation (FHLMC), FNMA, FHLB and Government National Mortgage Association (GNMA). These securities have interest rates that are fixed, have varying short to long-term maturity dates and have contractual cash flows guaranteed by the U.S. government or agencies of the U.S. government.

Obligations of states and political subdivisions (municipal)

The municipal securities are general obligation and revenue bonds rated as investment grade by various credit rating agencies and have fixed rates of interest with mid- to long-term maturities. Fair values of these securities are highly driven by interest rates. Management performs ongoing credit quality reviews on these issues.

The amortized cost and fair value of investment securities at March 31, 2022 and December 31, 2021 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
March 31, 2022
Available-for-sale debt securities:
Agency - GSE	$124,134	$59	$(9,961)	$114,232
Obligations of states and political subdivisions	364,689	1,432	(27,498)	338,623
MBS - GSE residential	276,553	116	(17,941)	258,728

Total available-for-sale debt securities	$765,376	$1,607	$(55,400)	$711,583

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2021
Available-for-sale debt securities:
Agency - GSE	$119,399	$204	$(2,600)	$117,003
Obligations of states and political subdivisions	360,680	6,708	(2,678)	364,710
MBS - GSE residential	258,674	1,654	(3,061)	257,267

Total available-for-sale debt securities	$738,753	$8,566	$(8,339)	$738,980

The amortized cost and fair value of debt securities at March 31, 2022 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Available-for-sale securities:
Debt securities:
Due in one year or less	$6,134	$6,155
Due after one year through five years	16,210	15,783
Due after five years through ten years	119,144	109,081
Due after ten years	347,335	321,836

MBS - GSE residential	276,553	258,728

Total available-for-sale debt securities	$765,376	$711,583

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

The following table presents the fair value and gross unrealized losses of debt securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of March 31, 2022 and December 31, 2021:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

March 31, 2022
Agency - GSE	$64,808	$(5,309)	$43,387	$(4,652)	$108,195	$(9,961)
Obligations of states and political subdivisions	257,752	(23,838)	29,713	(3,660)	287,465	(27,498)
MBS - GSE residential	219,792	(14,985)	28,377	(2,956)	248,169	(17,941)
Total	$542,352	$(44,132)	$101,477	$(11,268)	$643,829	$(55,400)
Number of securities	341		54		395

December 31, 2021
Agency - GSE	$84,308	$(1,460)	$26,516	$(1,140)	$110,824	$(2,600)
Obligations of states and political subdivisions	193,124	(2,662)	12,796	(399)	205,920	(3,061)
MBS - GSE residential	137,495	(2,351)	9,469	(327)	146,964	(2,678)
Total	$414,927	$(6,473)	$48,781	$(1,866)	$463,708	$(8,339)
Number of securities	187		26		213

The Company had 395 debt securities in an unrealized loss position at March 31, 2022, including 46 agency-GSE securities, 122 MBS – GSE residential securities and 227 municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at March 31, 2022: 8.43% for agency - GSE, 6.74% for total MBS-GSE residential; and 8.73% for municipals. Fifty-four of these securities had been in an unrealized loss position in excess of 12 months. Management has no intent to sell any securities in an unrealized loss position as of March 31, 2022.

During the second quarter of 2022, the Company transferred investment securities with a book value of $245.5 million from available-for-sale to held-to-maturity. The accounting for securities held-to-maturity on this transfer will mitigate the effect on the other comprehensive income (OCI) component of stockholders’ equity from the price risk of rising interest rates which will result in further future unrealized losses in the available-for-sale portfolio.

Management believes the cause of the unrealized losses is related to changes in interest rates and is not directly related to credit quality. Quarterly, management conducts a formal review of investment securities for the presence of other than temporary impairment (OTTI). The accounting guidance related to OTTI requires the Company to assess whether OTTI is present when the fair value of a debt security is less than its amortized cost as of the balance sheet date. Under those circumstances, OTTI is considered to have occurred if: (1) the entity has the intent to sell the security; (2) more likely than not the entity will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost. The accounting guidance requires that credit-related OTTI be recognized in earnings while non-credit-related OTTI on securities not expected to be sold be recognized in OCI. Non-credit-related OTTI is based on other factors affecting market value, including illiquidity.

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

For all debt securities, as of March 31, 2022, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and nor any conditions were identified by management that, more likely than not, would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5. Loans and leases

The classifications of loans and leases at March 31, 2022 and December 31, 2021 are summarized as follows:

(dollars in thousands)	March 31, 2022	December 31, 2021
Commercial and industrial	$252,963	$236,304
Commercial real estate:
Non-owner occupied	310,663	312,848
Owner occupied	250,578	248,755
Construction	22,779	21,147
Consumer:
Home equity installment	47,852	47,571
Home equity line of credit	55,340	54,878
Auto loans	119,082	118,029
Direct finance leases	27,138	26,232
Other	8,307	8,013
Residential:
Real estate	343,360	325,861
Construction	36,247	34,919
Total	1,474,309	1,434,557
Less:
Allowance for loan losses	(16,081)	(15,624)
Unearned lease revenue	(1,431)	(1,429)
Loans and leases, net	$1,456,797	$1,417,504

As of March 31, 2022, total loans of $1.5 billion were reflected combined with deferred loan costs of $3.6 million, including $0.6 million in deferred fee income from Paycheck Protection Program (PPP) loans and $4.2 million in deferred loan costs. As of December 31, 2021, total loans of $1.4 billion were reflected combined with deferred loan costs of $3.0 million, including $1.2 million in deferred fee income from PPP loans and $4.2 million in deferred loan costs.

Commercial and industrial (C&I) loan balances were $253.0 million at March 31, 2022 and $236.3 million at December 31, 2021. As of March 31, 2022, the commercial and industrial loan balance included $21.8 million in PPP loans (net of deferred fees) compared to $39.9 million as of December 31, 2021. Excluding PPP loans, the balance of C&I loans at March 31, 2022 increased $34.8 million primarily from several large C&I loans originated during the first quarter of 2022.

Direct finance leases include the lease receivable and the guaranteed lease residual. Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease. Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The approximate unpaid principal balance of mortgages serviced for others amounted to $449.9 million as of March 31, 2022 and $430.9 million as of December 31, 2021. Mortgage servicing rights amounted to $1.8 million and $1.7 million as of March 31, 2022 and December 31, 2021, respectively.

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

The Company reported fair value adjustments regarding the acquired MNB and Landmark loan portfolios. Therefore, the Company did not record an allowance on the acquired non-purchased credit impaired loans. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan losses, the Company performs an analysis on acquired loans to determine whether there has been subsequent deterioration in relation to those loans. If deterioration has occurred, the Company will include these loans in the calculation of the allowance for loan losses after the initial valuation and provide reserves accordingly.

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

	For the three months ended March 31,
(dollars in thousands)	2022	2021
Balance at beginning of period	$1,088	$563
Accretable yield on acquired loans	-	-
Reclassification from non-accretable difference	15	13
Accretion of accretable yield	(178)	(103)
Balance at end of period	$925	$473

The above table excludes the $269 thousand in non-accretable yield accreted to interest income for the three months ended March 31, 2021.

During the three months ended March 31, 2022, management performed an analysis of all loans acquired from mergers, consistent with and applicable to ASC 310-30 (Purchased Credit Impaired loans – PCI). Five loans had actual payments exceed estimates resulting in a $15 thousand reclassification from non-accretable discount to accretable discount. During the three months ended March 31, 2021, two loans had actual payments exceed estimates resulting in a $13 thousand reclassification from non-accretable discount to accretable discount.

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

Non-accrual loans

Non-accrual loans, segregated by class, at March 31, 2022 and December 31, 2021, were as follows:

(dollars in thousands)	March 31, 2022	December 31, 2021
Commercial and industrial	$49	$154
Commercial real estate:
Non-owner occupied	478	478
Owner occupied	1,300	1,570
Consumer:
Home equity installment	-	-
Home equity line of credit	171	97
Auto loans	172	78
Residential:
Real estate	137	572
Total	$2,307	$2,949

The table above excludes $4.6 million and $4.7 million in purchased credit impaired loans, net of unamortized fair value adjustments as of March 31, 2022 and December 31, 2021, respectively.

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

There were no loans modified in a TDR for the three months ended March 31, 2022 and 2021. Of the TDRs outstanding as of March 31, 2022 and 2021, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time. Other than the TDRs that were placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. There were no loans modified as a TDR within the previous twelve months that subsequently defaulted (i.e. 90 days or more past due following a modification) during the three months ended March 31, 2022 and 2021.

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

As of March 31, 2022 and 2021, the balance of outstanding TDRs was $1.7 million and $3.1 million, respectively. As of March 31, 2022 and 2021, the allowance for impaired loans that have been modified in a TDR was $0.1 million and $0.7 million, respectively.

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

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
March 31, 2022	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$773	$-	$49	$822	$252,141	$252,963		$-
Commercial real estate:
Non-owner occupied	-	-	478	478	310,185	310,663		-
Owner occupied	-	82	1,443	1,525	249,053	250,578		143
Construction	-	-	-	-	22,779	22,779		-
Consumer:
Home equity installment	58	-	-	58	47,794	47,852		-
Home equity line of credit	-	-	171	171	55,169	55,340		-
Auto loans	339	85	172	596	118,486	119,082		-
Direct finance leases	149	-	31	180	25,527	25,707	(2)	31
Other	26	-	-	26	8,281	8,307		-
Residential:
Real estate	-	-	137	137	343,223	343,360		-
Construction	-	-	-	-	36,247	36,247		-
Total	$1,345	$167	$2,481	$3,993	$1,468,885	$1,472,878		$174

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.4 million. (3) Includes net deferred loan costs of $3.6 million.

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2021	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$-	$4	$154	$158	$236,146	$236,304		$-
Commercial real estate:
Non-owner occupied	-	675	478	1,153	311,695	312,848		-
Owner occupied	-	-	1,570	1,570	247,185	248,755		-
Construction	-	-	-	-	21,147	21,147		-
Consumer:
Home equity installment	87	32	-	119	47,452	47,571		-
Home equity line of credit	-	-	97	97	54,781	54,878		-
Auto loans	410	45	78	533	117,496	118,029		-
Direct finance leases	173	38	64	275	24,528	24,803	(2)	64
Other	49	17	-	66	7,947	8,013		-
Residential:
Real estate	-	452	572	1,024	324,837	325,861		-
Construction	-	-	-	-	34,919	34,919		-
Total	$719	$1,263	$3,013	$4,995	$1,428,133	$1,433,128		$64

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.4 million. (3) Includes net deferred loan costs of $3.0 million.

Impaired loans

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
March 31, 2022
Commercial and industrial	$49	$49	$-	$49	$49
Commercial real estate:
Non-owner occupied	866	73	793	866	1
Owner occupied	2,904	1,361	922	2,283	551
Consumer:
Home equity installment	33	-	-	-	-
Home equity line of credit	210	20	151	171	4
Auto loans	232	20	152	172	5
Residential:
Real estate	184	-	137	137	-
Total	$4,478	$1,523	$2,155	$3,678	$610

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2021
Commercial and industrial	$218	$18	$136	$154	$18
Commercial real estate:
Non-owner occupied	2,470	1,674	796	2,470	474
Owner occupied	3,185	1,802	762	2,564	763
Consumer:
Home equity installment	33	-	-	-	-
Home equity line of credit	137	-	97	97	-
Auto loans	98	10	68	78	4
Residential:
Real estate	699	-	572	572	-
Total	$6,840	$3,504	$2,431	$5,935	$1,259

At March 31, 2022, impaired loans totaled $3.7 million consisting of $1.4 million in accruing TDRs and $2.3 million in non-accrual loans. At December 31, 2021, impaired loans totaled $5.9 million consisting of $3.0 million in accruing TDRs and $2.9 million in non-accrual loans. As of March 31, 2022, the non-accrual loans included one TDR totaling $0.4 million compared with three TDRs to two unrelated borrowers totaling $0.6 million as of December 31, 2021.

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

	March 31, 2022			March 31, 2021
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$272	$-	$-	$438	$-	$-
Commercial real estate:
Non-owner occupied	2,302	46	-	2,318	22	-
Owner occupied	2,001	27	-	1,853	4	-
Construction	-	-	-	-	-	-
Consumer:
Home equity installment	16	-	-	46	4	-
Home equity line of credit	157	-	-	366	4	-
Auto loans	70	1	-	51	-	-
Direct finance leases	-	-	-	-	-	-
Other	-	-	-	-	-	-
Residential:
Real estate	564	25	-	761	-	-
Construction	-	-	-	-	-	-
Total	$5,382	$99	$-	$5,833	$34	$-

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

The following table presents loans including $3.6 million and $3.0 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of March 31, 2022 and December 31, 2021, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

	March 31, 2022
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$250,718	$329	$1,916	$-	$252,963
Commercial real estate - non-owner occupied	290,314	16,257	4,092	-	310,663
Commercial real estate - owner occupied	234,123	6,579	9,876	-	250,578
Commercial real estate - construction	22,779	-	-	-	22,779
Total commercial	$797,934	$23,165	$15,884	$-	$836,983

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	March 31, 2022
(dollars in thousands)	Performing	Non-performing	Total
Consumer
Home equity installment	$47,852	$-	$47,852
Home equity line of credit	55,169	171	55,340
Auto loans	118,910	172	119,082
Direct finance leases (1)	25,676	31	25,707
Other	8,307	-	8,307
Total consumer	255,914	374	256,288
Residential
Real estate	343,223	137	343,360
Construction	36,247	-	36,247
Total residential	379,470	137	379,607
Total consumer & residential	$635,384	$511	$635,895

(1)Net of unearned lease revenue of $1.4 million.

Commercial credit exposure

Credit risk profile by creditworthiness category

	December 31, 2021
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$233,565	$339	$2,400	$-	$236,304
Commercial real estate - non-owner occupied	289,679	16,614	6,555	-	312,848
Commercial real estate - owner occupied	230,146	7,089	11,520	-	248,755
Commercial real estate - construction	21,147	-	-	-	21,147
Total commercial	$774,537	$24,042	$20,475	$-	$819,054

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	December 31, 2021
(dollars in thousands)	Performing	Non-performing	Total

Consumer
Home equity installment	$47,571	$-	$47,571
Home equity line of credit	54,781	97	54,878
Auto loans	117,951	78	118,029
Direct finance leases (2)	24,739	64	24,803
Other	8,013	-	8,013
Total consumer	253,055	239	253,294
Residential
Real estate	325,289	572	325,861
Construction	34,919	-	34,919
Total residential	360,208	572	360,780
Total consumer & residential	$613,263	$811	$614,074

(2)Net of unearned lease revenue of $1.4 million.

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

Information related to the change in the allowance and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the three months ended March 31, 2022
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,204	$7,422	$2,404		$3,508	$86	$15,624
Charge-offs	-	(1)	(94)		-	-	(95)
Recoveries	2	9	14		2	-	27
Provision	574	(608)	223		341	(5)	525
Ending balance	$2,780	$6,822	$2,547		$3,851	$81	$16,081
Ending balance: individually evaluated for impairment	$49	$552	$9		$-	$-	$610
Ending balance: collectively evaluated for impairment	$2,731	$6,270	$2,538		$3,851	$81	$15,471
Loans Receivables:
Ending balance (2)	$252,963	$584,020	$256,288	(1)	$379,607	$-	$1,472,878
Ending balance: individually evaluated for impairment	$49	$3,149	$343		$137	$-	$3,678
Ending balance: collectively evaluated for impairment	$252,914	$580,871	$255,945		$379,470	$-	$1,469,200

(1) Net of unearned lease revenue of $1.4 million. (2) Includes $3.6. million of net deferred loan costs.

As of and for the year ended December 31, 2021
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,407	$6,383	$2,552		$2,781	$79	$14,202
Charge-offs	(130)	(491)	(206)		(162)	-	(989)
Recoveries	23	250	138		-	-	411
Provision	(96)	1,280	(80)		889	7	2,000
Ending balance	$2,204	$7,422	$2,404		$3,508	$86	$15,624
Ending balance: individually evaluated for impairment	$18	$1,237	$4		$-	$-	$1,259
Ending balance: collectively evaluated for impairment	$2,186	$6,185	$2,400		$3,508	$86	$14,365
Loans Receivables:
Ending balance (2)	$236,304	$582,750	$253,294	(1)	$360,780	$-	$1,433,128
Ending balance: individually evaluated for impairment	$154	$5,034	$175		$572	$-	$5,935
Ending balance: collectively evaluated for impairment	$236,150	$577,716	$253,119		$360,208	$-	$1,427,193

(1) Net of unearned lease revenue of $1.4 million. (2) Includes $3.0 million of net deferred loan costs.

As of and for the three months ended March 31, 2021
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,407	$6,383	$2,552	$2,781	$79	$14,202
Charge-offs	(7)	(124)	(28)	(43)	-	(202)
Recoveries	4	11	24	-	-	39
Provision	(62)	810	(133)	177	8	800
Ending balance	$2,342	$7,080	$2,415	$2,915	$87	$14,839

Direct finance leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and subsequent related updates to revise the accounting for leases. Lessor accounting was largely unchanged as a result of the standard. Additional disclosures required under the standard are included in this section and in Footnote 12, “Leases”.

The Company originates direct finance leases through two automobile dealerships. The carrying amount of the Company’s lease receivables, net of unearned income, was $7.7 million and $7.7 million as of March 31, 2022 and December 31, 2021, respectively. The residual value of the direct finance leases is fully guaranteed by the dealerships. Residual values amounted to $18.0 million and $17.1 million at March 31, 2022 and December 31, 2021, respectively, and are included in the carrying value of direct finance leases.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2022	$5,609
2023	7,287
2024	8,669
2025	5,333
2026	240
2027 and thereafter	-
Total future minimum lease payments receivable	27,138
Less: Unearned income	(1,431)
Undiscounted cash flows to be received	$25,707

6. Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards. The Company maintains two active share-based compensation plans that may generate additional potentially dilutive common shares. For granted and unexercised stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued SSARs were exercised and converted into common stock. As of the three months ended March 31, 2022, there were 23,299 potentially dilutive shares related to issued and unexercised SSARs compared to 31,934 for the same 2021 period, respectively. The calculation did not include 11,073 unexercised SSARs that could potentially dilute earnings per share but their effect was antidilutive as of March 31, 2022. For restricted stock, dilution would occur from the Company’s previously granted but unvested shares. There were 15,246 potentially dilutive shares related to unvested restricted share grants as of the three months ended March 31, 2022 compared to 10,875 for the same 2021 period, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended March 31,
	2022	2021
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$7,522	$5,667
Weighted-average common shares outstanding	5,655,192	4,990,768
Basic EPS	$1.33	$1.14

Diluted EPS:
Net income available to common shareholders	$7,522	$5,667
Weighted-average common shares outstanding	5,655,192	4,990,768
Potentially dilutive common shares	38,545	42,809
Weighted-average common and potentially dilutive shares outstanding	5,693,737	5,033,577
Diluted EPS	$1.32	$1.13

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

During the first quarter of 2022, the Company approved a 1-year LTIP and awarded restricted stock to senior officers and managers in February 2022 based on 2021 performance.

During the first quarter of 2021, the Company approved a 1-year LTIP and awarded restricted stock to senior officers and managers in February and March 2021 based on 2020 performance.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended March 31, 2022 and 2021 under the 2012 stock incentive plans:

	March 31, 2022			March 31, 2021
			Weighted-			Weighted-
	Shares		average grant	Shares		average grant
	granted		date fair value	granted		date fair value

Director plan	18,000	(2)	$49.85	12,500	(2)	$52.00
Omnibus plan	16,520	(3)	49.85	13,552	(3)	52.00
Omnibus plan	-			50	(1)	58.17
Omnibus plan	-			36	(3)	58.17
Total	34,520		$49.85	26,138		$52.02

(1) Vest after 1 year (2) Vest after 3 years – 33% each year (3) Vest fully after 3 years

The fair value of the shares granted in 2022 and 2021 was calculated using the grant date stock price.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2021	14,920	28,123	43,043	53.20
Granted	18,000	16,520	34,520	49.85
Forfeited	-	(47)	(47)	52.00
Vested	(6,164)	(2,326)	(8,490)	53.81
Non-vested balance at March 31, 2022	26,756	42,270	69,026	$51.45

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2021	94,332	9.66	5.5
Granted	-
Exercised	-
Forfeited	-
Outstanding March 31, 2022	94,332	$9.66	5.3

Of the SSARs outstanding at March 31, 2022, all SSARs vested and were exercisable.

There were no SSARs exercised during the first quarter of 2022. During the first quarter of 2021, there were 2,932 SSARs exercised. The intrinsic value recorded for these SSARs was $10,190. The tax deduction realized from the exercise of these SSARs was $125,810 resulting in a tax benefit of $26,420.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three months ended March 31, 2022 and 2021 and the unrecognized stock-based compensation expense as of March 31, 2022:

	Three months ended March 31,
(dollars in thousands)	2022	2021
Stock-based compensation expense:
Director stock incentive plan	$109	$75
Omnibus stock incentive plan	165	157
Employee stock purchase plan	32	44
Total stock-based compensation expense	$306	$276

In addition, during the three months ended March 31, 2021, the Company reversed accruals of ($10 thousand) in stock-based compensation expense for restricted stock and SSARs awarded under the Omnibus Plan.

As of
(dollars in thousands)	March 31, 2022
Unrecognized stock-based compensation expense:
Director plan	$1,287
Omnibus plan	1,438
Total unrecognized stock-based compensation expense	$2,725

The unrecognized stock-based compensation expense as of March 31, 2022 will be recognized ratably over the periods ended February 2025 and February 2025 for the Director Plan and the Omnibus Plan, respectively.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined. As of March 31, 2022, 94,533 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

March 31, 2022
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$97,403	$97,403	$97,403	$-	$-
Available-for-sale debt securities	711,583	711,583	-	711,583	-
Restricted investments in bank stock	3,231	3,231	-	3,231	-
Loans and leases, net	1,456,797	1,408,647	-	-	1,408,647
Loans held-for-sale	6,236	6,315	-	6,315	-
Accrued interest receivable	7,424	7,424	-	7,424	-
Interest rate swaps	18	18	-	18	-
Financial liabilities:
Deposits with no stated maturities	2,079,581	2,079,581	-	2,079,581	-
Time deposits	130,424	128,361	-	128,361	-
Secured borrowings	10,572	9,853	-	-	9,853
Accrued interest payable	114	114	-	114	-
Interest rate swaps	18	18	-	18	-

December 31, 2021
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$96,877	$96,877	$96,877	$-	$-
Available-for-sale debt securities	738,980	738,980	-	738,980	-
Restricted investments in bank stock	3,206	3,206	-	3,206	-
Loans and leases, net	1,417,504	1,404,103	-	-	1,404,103
Loans held-for-sale	31,727	32,013	-	32,013	-
Accrued interest receivable	7,526	7,526	-	7,526	-
Financial liabilities:
Deposits with no stated maturities	2,031,072	2,031,072	-	2,031,072	-
Time deposits	138,793	138,291	-	138,291	-
Secured borrowings	10,620	10,690	-	-	10,690
Accrued interest payable	155	155	-	155	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$114,232	$-	$114,232	$-
Obligations of states and political subdivisions	338,623	-	338,623	-
MBS - GSE residential	258,728	-	258,728	-
Total available-for-sale debt securities	$711,583	$-	$711,583	$-

		Quoted prices
		in active	Significant other	Significant other
	Total carrying value	markets	observable inputs	unobservable inputs
(dollars in thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$117,003	$-	$117,003	$-
Obligations of states and political subdivisions	364,710	-	364,710	-
MBS - GSE residential	257,267	-	257,267	-
Total available-for-sale debt securities	$738,980	$-	$738,980	$-

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

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending March 31, 2022 and December 31, 2021, respectively.

The following table illustrates the financial instruments newly measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$913	$-	$-	$913
Other real estate owned	151	-	-	151
Total	$1,064	$-	$-	$1,064

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,245	$-	$-	$2,245
Other real estate owned	198	-	-	198
Total	$2,443	$-	$-	$2,443

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

At March 31, 2022 and December 31, 2021, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -9.06% and -9.06% and from -33.08% to -47.66%, respectively. The weighted average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -9.06% as of March 31, 2022 and -44.50% as of December 31, 2021, respectively. Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed. Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable. Appraisals form the basis for determining the net realizable value from these properties. Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business. Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions. Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs. These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions. At March 31, 2022 and December 31, 2021, the discounts applied to the appraised values of ORE ranged from -20.16% and -77.60% and from -20.16% and -77.60%, respectively. As of March 31, 2022 and December 31, 2021, the weighted average of discount to the appraisal values of ORE amounted to -22.87% and -28.21%, respectively.

At March 31, 2022 and December 31, 2021, there were no other repossessed assets. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.

9. Acquisition

On July 1, 2021, the Company completed its previously announced acquisition of Landmark. Landmark was a one-bank holding company organized under the laws of the Commonwealth of Pennsylvania and was headquartered in Pittston, PA. Its wholly owned subsidiary, Landmark Community Bank, was an independent community bank chartered under the laws of the Commonwealth of Pennsylvania. Landmark Community Bank conducted full-service commercial banking services through five bank centers located in Lackawanna and Luzerne Counties, Pennsylvania. The acquisition expanded Fidelity Deposit and Discount Bank’s full-service footprint in Luzerne County, Pennsylvania. The Company transacted the acquisition to complement the Company’s existing operations, while consistent with the Company’s strategic plan of enhancing long-term shareholder value. The fair value of total assets acquired as a result of the merger totaled $375.5 million (net of cash consideration), loans totaled $298.9 million and deposits totaled $308.5 million. Goodwill recorded in the merger was $12.6 million.

In accordance with the terms of the Reorganization Agreement, on July 1, 2021 each share of Landmark common stock was converted into the right to receive 0.272 shares of the Company’s common stock and $3.26 in cash. As a result of the aquisition, the Company issued 647,990 shares of its common stock, valued at $35.1 million, and $7.8 million in cash based upon $54.10, the determined market price of the Company’s common stock in accordance with the Reorganization Agreement. The results of the combined entity’s operations are included in the Company’s Consolidated Financial Statements from the date of acquisition. The acquisition of Landmark was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at estimated fair values on the acquisition date.

Effective July 1, 2021, in connection with the acquisition and pursuant to the terms of the Reorganization Agreement, Paul C. Woelkers was appointed as a Class C Director of Fidelity’s Board of Directors. Mr. Woelkers was also appointed as a Director of Fidelity Bank’s Board of Directors.

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

Merger-related expenses

The Company did not incur any merger-related expenses for the three months ended March 31, 2022. For the three months ended March 31, 2021, the Company incurred $0.5 million in merger-related expenses related to the merger with Landmark, primarily consisting of professional fee expenses.

10. Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers. The policies are recorded at their cash surrender values. Increases in cash surrender values are included in non-interest income in the consolidated statements of income. As a result of the acquisition of Landmark, the Company added BOLI with a value of $7.2 million during 2021. The policies’ cash surrender value totaled $53.1 million and $52.7 million, respectively, as of March 31, 2022 and December 31, 2021 and is reflected as an asset on the consolidated balance sheets. For the three months ended March 31, 2022 and 2021, the Company has recorded income of $319 thousand and $296 thousand, respectively.

Officer Life Insurance

In 2017, the Bank entered into separate split dollar life insurance arrangements (Split Dollar Agreements) with eleven officers. This plan provides each officer a specified death benefit should the officer die while in the Bank’s employ. The Bank paid the insurance premiums in March 2017 and the arrangements were effective in March 2017. In March 2019, the Bank entered into a new Split Dollar Agreement with one officer. In January 2021, the Bank entered into Split Dollar Agreements with fifteen officers. The Bank owns the policies and all cash values thereunder. Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary. As of March 31, 2022, the policies had total death benefits of $53.1 million of which $8.4 million would have been paid to the officer’s beneficiaries and the remaining $44.7 million would have been paid to the Bank. In addition, four executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met. As of March 31, 2022 and December 31, 2021, the Company had a balance in accrued expenses of $217 thousand and $200 thousand for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement. On March 20,

2019, the Bank entered into a SERP Agreement with one officer, pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2019 until normal retirement age. As a result of the acquisition of Landmark, the Company added $1.0 million in accrued SERP expenses to the consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the Company had a balance in accrued expenses of $3.7 million and $3.6 million in connection with the SERP.

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

Contract balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before the payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity already received payment (or payment is due) from the customer. The Company’s non-interest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company typically does not enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2022 and December 31, 2021, the Company did not have any significant contract balances.

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

12. Leases

ASU 2016-02 Leases (Topic 842) became effective for the Company on January 1, 2019. For all operating lease contracts where the Company is lessee, a right-of-use (ROU) asset and lease liability were recorded as of the effective date. The Company assumed all renewal terms will be exercised when calculating the ROU assets and lease liabilities. For leases existing at the transition date, any prepaid or deferred rent was added to the ROU asset to calculate the lease liability. The discount rate used to calculate the present value of future payments at the transition date was the Company’s incremental borrowing rate. The Company used the FHLB fixed rate borrowing rates as the discount rates. For all classes of underlying assets, the Company has elected not to record short-term leases (leases with a term of 12 months or less) on the balance sheet when the Company is lessee. Instead, the Company will recognize the lease payment on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. For all asset classes, the Company has elected, as a lessee, not to separate nonlease components from lease components and instead to account for each separate lease component and nonlease components associated with that lease component as a single lease component.

Management determines if an arrangement is or contains a lease at contract inception. If an arrangement is determined to be or contains a lease, the Company recognizes a ROU asset and a lease liability when the asset is placed in service.

The Company’s operating leases, where the Company is lessee, include property, land and equipment. As of March 31, 2022, eleven of the Company’s branch properties and one future branch were leased under operating leases. In four of the branch leases, the Company leases the land from an unrelated third party, and the buildings are the Company’s own capital improvement. The Company also leases three standalone ATMs under operating leases. Additionally, the Company has one property lease and four equipment leases classified as finance leases. The Company acquired a leased property classified as a finance lease with a fair value of $1.2 million from the Landmark merger during 2021.

The following is an analysis of the leased property under finance leases:

(dollars in thousands)	March 31, 2022	December 31, 2021

Property and equipment	$1,721	$1,673
Less accumulated depreciation and amortization	(429)	(366)
Leased property under finance leases, net	$1,292	$1,307

The following is a schedule of future minimum lease payments under finance leases together with the present value of the net minimum lease payments as of March 31, 2022:

(dollars in thousands)	Amount

2022	$196
2023	235
2024	178
2025	165
2026	150
2027 and thereafter	463
Total minimum lease payments (a)	1,387
Less amount representing interest (b)	(78)
Present value of net minimum lease payments	$1,309

(a)The future minimum lease payments have not been reduced by estimated executory costs (such as taxes and maintenance) since this amount was deemed immaterial by management.

(b)Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate upon lease inception.

As of March 31, 2022, the Company leased its Green Ridge, Pittston, Peckville, Back Mountain, Mountain Top, Abington, Nazareth, Easton, Bethlehem, Martins Creek and Wyoming branches under the terms of operating leases. During 2021, the Company entered into a new lease for the Bethlehem branch which will be relocated in 2022. Common area maintenance is included in variable lease payments in the table below. The Abington branch has variable lease payments which are calculated as a percentage of the national prime rate of interest and are expensed as incurred. The Bethlehem and Easton branches have variable lease payments that increase annually and are expensed as incurred.

(dollars in thousands)	March 31, 2022	March 31, 2021
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$63	$24
Interest on lease liabilities	6	2
Operating lease cost	184	148
Short-term lease cost	37	5
Variable lease cost	10	1
Total lease cost	$300	$180

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$6	$2
Operating cash flows from operating leases (Fixed payments)	$148	$138
Operating cash flows from operating leases (Liability reduction)	$74	$77
Financing cash flows from finance leases	$59	$24
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-
Weighted-average remaining lease term - finance leases	6.98 yrs	2.89 yrs
Weighted average remaining lease term - operating leases	21.25 yrs	21.13 yrs
Weighted-average discount rate - finance leases	1.77%	2.50%
Weighted-average discount rate - operating leases	3.39%	3.57%

During the first three months of 2022, $291 thousand of the total lease cost is included in premises and equipment expense and $9 thousand is included in other expenses on the consolidated statements of income. Operating lease expense is recognized on a straight-line basis over the lease term. We recognized both the interest expense and amortization expense for finance leases in premises and equipment expense since the interest expense portion was immaterial.

The future minimum lease payments for the Company’s branch network and equipment under operating leases that have lease terms in excess of one year as of March 31, 2022 are as follows:

(dollars in thousands)	Amount

2022	$459
2023	608
2024	604
2025	612
2026	619
2027 and thereafter	10,500
Total future minimum lease payments	13,402
Plus variable payment adjustment	326
Less amount representing interest	(4,173)
Present value of net future minimum lease payments	$9,555

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

(dollars in thousands)	Amount

2022	$50
2023	48
2024	51
2025	54
2026	54
2027 and thereafter	27
Total lease payments to be received	$284

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

	For the three months ended March 31,
(dollars in thousands)	2022	2021
Lease income - direct finance leases
Interest income on lease receivables	$225	$190

Lease income - operating leases	58	51
Total lease income	$283	$241

13. Derivative Instruments

The Company is a party to interest rate derivatives that are not designated as hedging instruments. The Company enters into interest rate swaps that allow certain commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third-party financial institution, such that the Company minimizes its net interest rate risk exposure resulting from such transactions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities). As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however there may be fair value adjustments related to credit-quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. The Company had $1 million in investment securities pledged as collateral on its interest rate swaps with a third-party financial institution as of March 31, 2022. There were no interest rate swaps as of December 31, 2021.

		Weighted
	Notional	Average Maturity	Interest Rate	Interest Rate
(dollars in thousands)	Amount	(Years)	Paid	Received	Fair Value
March 31, 2022
Classified in Other assets:
Customer interest rate swaps	$2,000	15.67	30 Day SOFR + Margin	Fixed	$18
Classified in Accrued interest payable and other liabilities:
Third party interest rate swaps	$2,000	15.67	Fixed	30 Day SOFR + Margin	$18

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of March 31, 2022 compared to December 31, 2021 and a comparison of the results of operations for the three months ended March 31, 2022 and 2021. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2021 Annual Report filed on Form 10-K.

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

As a leading Northeastern Pennsylvania community bank, our goals are to enhance shareholder value while continuing to build a full-service community bank. We focus on growing our core business of retail and business lending and deposit gathering while maintaining strong asset quality and controlling operating expenses. We continue to implement strategies to diversify earning assets (see “Funds Deployed” section of this management’s discussion and analysis) and to increase the amount of low-cost core deposits (see “Funds Provided” section of this management’s discussion and analysis). These strategies include a greater level of commercial lending and the ancillary business products and services supporting our commercial customers’ needs as well as residential lending strategies and an array of consumer products. We focus on developing a full banking relationship with existing, as well as new business prospects. The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services. In addition, we explore opportunities to selectively expand and optimize our franchise footprint, consisting presently of our 22-branch network.

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties, and Eastern Pennsylvania, primarily Northampton County. The Federal Open Market Committee (FOMC) increased interest rates by 25 basis points in March 2022 in the first “tightening” move since December 2018. According to the U.S. Bureau of Labor Statistics, the national unemployment rate for March 2022 was 3.6%, down 0.3 percentage points from December 2021. However, the unemployment rates in the Scranton - Wilkes-Barre – Hazleton (market area north) and the Allentown – Bethlehem – Easton (market area south) Metropolitan Statistical Areas (local) increased and have remained at higher levels than the national unemployment rate. The local unemployment rates at March 31, 2022 were 5.7% in market area north and 4.5% in market area south, respectively, an increase of 0.4 percentage points and 0.2 percentage points from the 5.3% and 4.3%, respectively, at December 31, 2021. The local unemployment rates have fluctuated as a result of the effects of the pandemic. The pandemic-related business restrictions have been lifted in our local area and employees started heading back to work. Stimulus payments and enhanced unemployment benefits have supported the economy throughout 2020 and 2021 and it is uncertain if the government could continue to provide this support in the future. The median home values in the Scranton-Wilkes-Barre-Hazleton metro and Allentown-Bethlehem-Easton metro increased 21.2% and 17.7%, respectively, from a year ago, according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets. In light of these expectations, we are uncertain if real estate values could continue to increase at these levels with the pending rising rate environment, however we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

On July 1, 2021, the Company completed its previously announced acquisition of Landmark Bancorp, Inc. (“Landmark”) and its wholly-owned bank subsidiary. Non-recurring costs to facilitate the merger and integrate systems of $3.0 million were incurred during 2021.

On May 1, 2020, the Company completed its previously announced acquisition of MNB Corporation (“MNB”) and its wholly-owned bank subsidiary. The merger expanded the Company’s full-service footprint into Northampton County, PA and the Lehigh Valley. Non-recurring costs to facilitate the merger and integrate systems of $2.5 million were incurred during 2020.

For the three months ended March 31, 2022, net income was $7.5 million, or $1.32 diluted earnings per share, compared to $5.7 million, or $1.13 diluted earnings per share, for the three months ended March 31, 2021. Non-recurring merger-related costs and Federal Home Loan Bank (FHLB) prepayment penalties incurred are not a part of the Company’s normal operations. If these expenses had not occurred, adjusted net income (non-GAAP) for the three months ended March 31, 2022 and 2021 would have been $7.5 million and $6.5 million, respectively. Adjusted diluted EPS (non-GAAP) would have been $1.32 and $1.29 for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022 and 2021, tangible common book value per share (non-GAAP) was $27.17 and $31.00, respectively. The decrease in tangible book value was due to the decline in tangible common equity resulting from the net unrealized losses on available-for-sale securities. These non-GAAP measures should be reviewed in connection with the reconciliation of these non-GAAP ratios. See “Non-GAAP Financial Measures” located below within this management’s discussion and analysis.

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

In addition to the challenging economic environment in which we compete, the regulation and oversight of our business has changed significantly in recent years. As described more fully in Part II, Item 1A, “Risk Factors” below, as well as Part I, Item 1A, “Risk Factors,” and in the “Supervisory and Regulation” section of management’s discussion and analysis of financial condition and results of operations in our 2021 Annual Report filed on Form 10-K, certain aspects of the Dodd-Frank Wall Street Reform Act (Dodd-Frank Act) continue to have a significant impact on us.

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at March 31, 2022 and 2021.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

(dollars in thousands)	March 31, 2022	March 31, 2021
Interest income (GAAP)	$18,178	$14,340
Adjustment to FTE	668	416
Interest income adjusted to FTE (non-GAAP)	18,846	14,756
Interest expense (GAAP)	887	890
Net interest income adjusted to FTE (non-GAAP)	$17,959	$13,866

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

(dollars in thousands)	March 31, 2022	March 31, 2021
Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$12,654	$11,456

Net interest income (GAAP)	17,291	13,450
Plus: taxable equivalent adjustment	668	416
Non-interest income (GAAP)	4,554	5,516
Net interest income (FTE) plus non-interest income (non-GAAP)	$22,514	$19,382
Efficiency ratio (non-GAAP)	56.21%	59.11%

The following table provides a reconciliation of the tangible common equity (non-GAAP) and the calculation of tangible book value per share:

(dollars in thousands)	March 31, 2022	March 31, 2021
Tangible Book Value per Share (non-GAAP)
Total assets (GAAP)	$2,420,774	$1,913,092
Less: Intangible assets, primarily goodwill	(21,462)	(8,697)
Tangible assets	2,399,312	1,904,395
Total shareholders' equity (GAAP)	175,243	163,582
Less: Intangible assets, primarily goodwill	(21,462)	(8,697)
Tangible common equity	$153,781	$154,885

Common shares outstanding, end of period	5,659,068	4,995,547
Tangible Common Book Value per Share	$27.17	$31.00

The following table provides a reconciliation of the Company’s earnings results under GAAP to comparative non-GAAP results excluding merger-related expenses:

	March 31, 2022				March 31, 2021
(dollars in thousands except per share data)	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share
Results of operations (GAAP)	$8,666	$1,144	$7,522	$1.32	$6,710	$1,043	$5,667	$1.13
Add: Merger-related expenses	-	-	-	-	523	8	515	0.10
Add: FHLB prepayment penalty	-	-	-	-	369	78	291	0.06
Adjusted earnings (non-GAAP)	$8,666	$1,144	$7,522	$1.32	$7,602	$1,129	$6,473	$1.29

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

Comparison of the results of operations

Three months ended March 31, 2022 and 2021

Overview

For the first quarter of 2022, the Company generated net income of $7.5 million, or $1.32 per diluted share, compared to $5.7 million, or $1.13 per diluted share, for the first quarter of 2021. The $1.8 million increase in net income was primarily the result of $3.8 million higher net interest income and $0.3 million lower provision for loan losses. These increases were partially offset by $1.2 million more non-interest expenses and $1.0 million less in non-interest income. Non-interest expenses increased quarter over-quarter due to the increased bank scale following the Landmark merger.

Return on average assets (ROA) was 1.26% and 1.29% for the first quarters of 2022 and 2021. During the same time periods, return on average shareholders’ equity (ROE) was 15.01% and 13.75%, respectively. ROA decreased due to the pace of the increase in average assets which grew more rapidly than net income. ROE increased due to the growth in net income relative to the increase in average equity.

Net interest income and interest sensitive assets / liabilities

For the first quarter of 2022, net interest income increased $3.8 million, or 29%, to $17.3 million from $13.5 million for the first quarter of 2021 due to increased interest income. The $3.8 million growth in interest income was produced by the addition of $630.5 million in average interest-earning assets partially offset by the effect of a 27 basis point decline in FTE yield earned on those assets. The loan portfolio contributed the most by providing $2.3 million more in interest income, which absorbed $1.0 million lower fees earned under the Paycheck Protection Program (PPP), due to $305.3 million more in average loans. Interest income on loans also included $0.4 million in additional fair value purchase accounting accretion. In the investment portfolio, an increase in the average balances of each type of securities was the biggest driver of interest income growth. The average balance of total securities grew $344.0 million producing $1.8 million in additional FTE interest income. On the liability side, total interest-bearing liabilities grew $447.4 million, on average, with a nine basis point decrease in rates paid thereon. A nine basis point decrease in rates paid on deposits offset the effect of $440.3 million higher average interest-bearing deposits keeping interest expense from deposits flat for the first quarter of 2022 compared to the 2021 like period.

The FTE net interest rate spread and margin decreased by 18 and 21 basis points, respectively, for the three months ended March 31, 2022 compared to the same 2021 period. The spread and margin decreased due to the reduction in yields earned on interest-earning assets which outpaced the lower rates paid on interest-bearing liabilities. The overall 16 basis point cost of funds, which includes the impact of non-interest bearing deposits, decreased seven basis points for the three months ended March 31, 2022 compared to the same 2021 period. The primary reason for the decline was the reduction in rates paid on deposits coupled with the increased average balances of non-interest bearing deposits compared to the same 2021 period.

For the remainder of 2022, the Company expects to operate in a rising interest rate environment. A rate environment with rising interest rates positions the Company to improve its interest income performance from new and repricing earning assets. For the remainder of 2022, the Company anticipates net interest income to improve as growth in interest-earning assets would help mitigate an adverse impact of rate movements on the cost of funds. The FOMC began increasing the federal funds rate during the first quarter of 2022, the first move since they cut rates during the first quarter of 2020, which did not have a significant effect on rates paid on interest-bearing liabilities. On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans was also increased 25 basis points during the first quarter of 2022. At the May 2022 meeting, the FOMC increased the federal funds rate another 50 basis points. Consensus economic forecasts are predicting increases in short-term rates throughout the rest of 2022. The 2022 focus is to manage net interest income and control deposit costs through a rising forecasted short-term rate cycle for primarily overnight to 12 month rates. Interest income is projected to increase more than interest expense in 2022. Continued growth in the loan portfolios complemented with the achieved investment security growth is expected to boost interest income, and when coupled with a proactive relationship approach to deposit cost setting strategies should help stop spread compression and contain the interest rate margin, preventing further reductions below acceptable levels.

The Company’s cost of interest-bearing liabilities was 0.22% for the three months ended March 31, 2022, or nine basis points lower than the cost for the same 2021 period. The decrease in interest paid on deposits contributed to the lower cost of interest-bearing liabilities. Management currently expects the FOMC is expected to continue to raise the federal funds rate in the immediate future, so the Company may experience pressure to increase rates paid on deposits. To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances. Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated. Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for March 31, 2022 and 2021 to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments. This treatment allows a uniform comparison among yields on interest-earning assets. Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for loan losses. Home equity lines of credit (HELOC) are included in the residential real estate category since they are secured by real estate. Net deferred loan fee accretion of $0.4 million and $1.4 million during the first quarters of 2022 and 2021, respectively, are included in interest income from loans. MNB and Landmark loan fair value purchase accounting adjustments of $855 thousand and $455 thousand are included in interest income from loans and $8 thousand and $30 thousand reduced interest expense on deposits for the three months ended March 31, 2022 and 2021. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Residual values for direct finance leases are included in the average balances for consumer loans. Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets. Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	March 31, 2022			March 31, 2021
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$66,832	$33	0.20%	$85,985	$21	0.10%
Restricted investments in bank stock	3,228	31	3.90	2,892	33	4.56
Investments:
Agency - GSE	120,658	420	1.41	53,068	181	1.38
MBS - GSE residential	268,479	1,088	1.64	146,487	519	1.44
State and municipal (nontaxable)	268,239	1,943	2.94	157,508	1,186	3.05
State and municipal (taxable)	93,121	449	1.96	49,414	224	1.84
Total investments	750,497	3,900	2.11	406,477	2,110	2.11
Loans and leases:
C&I and CRE (taxable)	761,353	8,785	4.68	645,596	7,805	4.90
C&I and CRE (nontaxable)	67,187	515	3.11	42,294	404	3.87
Consumer	198,012	1,873	3.84	162,325	1,574	3.93
Residential real estate	440,810	3,709	3.41	311,897	2,809	3.65
Total loans and leases	1,467,362	14,882	4.11	1,162,112	12,592	4.39
Total interest-earning assets	2,287,919	18,846	3.34%	1,657,466	14,756	3.61%
Non-interest earning assets	131,502			121,813
Total assets	$2,419,421			$1,779,279

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$727,707	$449	0.25%	$484,245	$376	0.31%
Savings and clubs	243,300	27	0.04	186,473	32	0.07
MMDA	487,200	228	0.19	361,446	266	0.30
Certificates of deposit	133,966	118	0.36	119,691	190	0.64
Total interest-bearing deposits	1,592,173	822	0.21	1,151,855	864	0.30
Secured borrowings	10,584	65	2.49	-	-	-
Short-term borrowings	-	-	-	144	-	0.51
FHLB advances	-	-	-	3,389	26	3.12
Total interest-bearing liabilities	1,602,757	887	0.22%	1,155,388	890	0.31%
Non-interest bearing deposits	586,363			437,740
Non-interest bearing liabilities	27,008			18,944
Total liabilities	2,216,128			1,612,072
Shareholders' equity	203,293			167,207
Total liabilities and shareholders' equity	$2,419,421			$1,779,279
Net interest income - FTE		$17,959			$13,866

Net interest spread			3.12%			3.30%
Net interest margin			3.18%			3.39%
Cost of funds			0.16%			0.23%

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

	Three months ended March 31,
(dollars in thousands)	2022 compared to 2021			2021 compared to 2020
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$(6)	$18	$12	$28	$(19)	$9
Restricted investments in bank stock	3	(5)	(2)	(9)	(23)	(32)
Investments:
Agency - GSE	235	4	239	169	(28)	141
MBS - GSE residential	486	83	569	116	(403)	(287)
State and municipal	783	(31)	752	853	(203)	650
Other	-	-	-	-	-	-
Total investments	1,504	56	1,560	1,138	(634)	504
Loans and leases:
Residential real estate	1,095	(195)	900	697	(355)	342
C&I and CRE	1,584	(515)	1,069	3,877	(34)	3,843
Consumer	339	(40)	299	(16)	(21)	(37)
Total loans and leases	3,018	(750)	2,268	4,558	(410)	4,148
Total interest income	4,519	(681)	3,839	5,715	(1,086)	4,629

Interest expense:
Deposits:
Interest-bearing checking	161	(88)	73	237	(233)	4
Savings and clubs	8	(14)	(6)	16	(10)	6
Money market	76	(114)	(38)	290	(619)	(329)
Certificates of deposit	21	(92)	(71)	7	(340)	(333)
Total deposits	266	(308)	(42)	550	(1,202)	(652)
Secured borrowings	65	-	65	-	-	-
Overnight borrowings	-	-	-	(43)	(32)	(75)
FHLB advances	(26)	-	(26)	(90)	2	(88)
Total interest expense	305	(308)	(3)	417	(1,232)	(815)
Net interest income	$4,214	$(373)	$3,841	$5,298	$146	$5,444

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

•national and local economic trends and conditions; and

•changes in credit concentrations.

For the three months ended March 31, 2022 and 2021, the Company recorded a provision for loan losses of $0.5 million and $0.8 million, respectively, a $0.3 million decrease. The decrease in the provision compared to the quarter ended March 31, 2021 was due to a $0.4 million specific reserve incurred during the prior year’s first quarter that was not required in the current quarter. This amount of provisioning reflected what management deemed necessary, given experienced loan growth, to maintain the allowance for loan and lease losses at an adequate level.

The provision for loan losses derives from the reserve required from the allowance for loan losses calculation. The Company continued provisioning for the three months ended March 31, 2022 to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the first quarter of 2022, non-interest income amounted to $4.5 million, a decrease of $1.0 million, or 17%, compared to $5.5 million recorded for the same 2021 period. The decrease was due to $1.6 million lower gains on loan sales from less mortgage activity during the first quarter of 2022 compared to the first quarter of 2021. Partially offsetting this decrease was $0.2 million higher interchange fees from increased debit card usage, increases in deposit service charges of $0.2 million and higher wealth management fees (fees from trust fiduciary activities and financial services) of $0.2 million.

Operating expenses

For the quarter ended March 31, 2022, total non-interest expenses were $12.7 million, an increase of $1.2 million, or 10%, compared to $11.5 million for the same 2021 quarter. Salary and employee benefits rose $1.5 million, or 28%, to $6.7 million for the first quarter of 2022 from $5.2 million for the first quarter of 2021. The increase was primarily due to less deferred loan origination costs reducing salaries and employee benefit expenses from a lower volume of originations from mortgages and PPP loans. Additionally, salaries and benefits were higher from 17 more full-time equivalent employees. Premises and equipment expenses increased $0.3 million, or 17%, primarily due to property and equipment acquired from the merger with Landmark. Data processing and communications expenses increased $0.1 million due to additional systems and equipment added from the merger with Landmark. The FDIC assessment increased $0.1 million due to the larger average assets. Partially offsetting these increases, professional fees decreased $0.2 million due to lower legal expenses during the first quarter of 2022 and the write-off of $0.1 million of construction in process during the first quarter of 2021. Advertising and marketing expenses decreased $0.1 million due to a $0.1 million donation to Fidelity D & D Charitable Foundation during the first quarter of 2021. Non-interest expenses would have increased $0.9 million more if the Company had not incurred $0.5 million in merger-related expenses and a $0.4 million FHLB prepayment penalty during the first quarter of 2021.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, were 1.36% and 1.35% for the three months ended March 31, 2022 and 2021. The expense ratio increased because of increased non-interest expenses and decreased non-interest income. The efficiency ratio (non-GAAP) decreased from 59.11% at March 31, 2021 to 56.21% at March 31, 2022 due to revenue increasing faster than expenses. For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Provision for income taxes

The provision for income taxes increased $0.1 million for the three months ended March 31, 2022 compared to the same 2021 period due to higher pre-tax income. The Company's effective tax rate was 13.2% at March 31, 2022 compared to 15.5% at March 31, 2021. The difference between the effective rate and the enacted statutory corporate rate of 21% is due mostly to the effect of tax-exempt income in relation to the level of pre-tax income. The decrease in the effective tax rate was primarily due to higher tax-exempt interest income. Due to challenges relating to current market conditions, the Company may not have the ability to make a reliable estimate of all or part of its ordinary income which could cause volatility in the effective tax rate. If the federal corporate tax rate is increased, the Company’s net deferred tax liabilities will be re-valued upon adoption of the new tax rate. A federal tax rate increase will decrease net deferred tax assets with a corresponding decrease to provision for income taxes.

Comparison of financial condition at

March 31, 2022 and December 31, 2021

Overview

Consolidated assets increased $1.7 million to $2.4 billion as of March 31, 2022 relatively unchanged from December 31, 2021. The increase in assets occurred primarily in the loan portfolio which was offset by net unrealized losses in the investment portfolio and the related deferred tax asset. Loan portfolio increases were funded by growth in deposits. As explained in greater detail below, growth in deposits occurred because of business and seasonal tax activity, government relief due to the pandemic and increases in personal account balances.

Funds Deployed:

Investment securities

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM). To date, management has not purchased any securities for trading purposes. Some of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them. The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions. Debt securities AFS are carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (AOCI). Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity.

Effective April 1, 2022, the Company transferred agency and municipal bonds with a book value of $245.5 million from AFS to HTM in order to apply the accounting for securities HTM to mitigate the effect AFS accounting has on the balance sheet. The bonds that were transferred had the highest price volatility and consisted of fixed-rate securities representing 70% of the agency portfolio, 70% of the taxable municipal portfolio each laddered out on the short to intermediate part of the curve and 35% of the tax-exempt municipal portfolio on the long end of the curve were identified as the best candidates given the Company’s ability to hold those bonds to maturity. The market value of the securities on the date of the transfer was $221.7 million, after netting unrealized losses totaling $18.9 million. The $18.9 million, net of deferred taxes, will be accreted against other comprehensive income over the life of the bonds.

As of March 31, 2022, the carrying value of investment securities amounted to $711.6 million, or 29% of total assets, compared to $739.0 million, or 31% of total assets, at December 31, 2021. On March 31, 2022, 36% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations. The mortgage-backed securities portfolio includes only pass-through bonds issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association (GNMA).

The Company’s municipal (obligations of states and political subdivisions) portfolio is comprised of tax-free municipal bonds with a book value of $271.6 million and taxable municipal bonds with a book value of $93.1 million. The overall credit ratings of these municipal bonds was as follows: 37% AAA, 62% AA, 1% A and 1% escrowed.

During the first quarter of 2022, the carrying value of total investments decreased $27.4 million, or 4%. Purchases for the quarter totaled $37.9 million, while principal reductions totaled $10.1 million and the decline in unrealized gain/loss was $54.0 million. The purchases were funded principally by cash flow generated from the portfolio and excess overnight liquidity. The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company. Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile.

A comparison of investment securities at March 31, 2022 and December 31, 2021 is as follows:

	March 31, 2022				December 31, 2021
(dollars in thousands)	Amount	%	Book yield	Reprice term	Amount	%	Book yield	Reprice term

MBS - GSE residential	$258,728	36.3%	1.8%	6.4	$257,267	34.8%	1.6%	5.1
Obligations of states & political subdivisions	338,623	47.6	2.3	14.7	364,710	49.4	2.3	7.5
Agency - GSE	114,232	16.1	1.4	7.0	117,003	15.8	1.4	5.2
Total	$711,583	100.0%	2.0%	10.4	$738,980	100.0%	1.9%	6.3

The investment securities portfolio contained no private label mortgage-backed securities, collateralized mortgage obligations, collateralized debt obligations, or trust preferred securities, and no off-balance sheet derivatives were in use. The portfolio had no adjustable-rate instruments as of March 31, 2022 and December 31, 2021.

Investment securities were comprised of AFS securities as of March 31, 2022 and December 31, 2021. The AFS securities were recorded with a net unrealized loss of $53.8 million and a net unrealized gain of $0.2 million as of March 31, 2022 and December 31, 2021, respectively. Of the net decline in the unrealized gain position of $54.0 million: $30.1 million was attributable to municipal securities; $16.4 million was attributable to mortgage-backed securities and $7.5 million was attributable to agency securities. The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve. Generally, the values of debt securities move in the opposite direction of the changes in interest rates. As interest rates along the treasury yield curve rise, especially at the intermediate and long end, the values of debt securities tend to decline. Whether or not the value of the Company’s investment portfolio will change above or below its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio. Management does not consider the reduction in value attributable to changes in credit quality. Correspondingly, when interest rates decline, the market values of the Company’s debt securities portfolio could be subject to market value increases.

As of March 31, 2022, the Company had $425.1 million in public deposits, or 19% of total deposits. Pennsylvania state law requires the Company to maintain pledged securities on these public deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers. As of March 31, 2022, the balance of pledged securities required for public and trust deposits was $402.8 million, or 57% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary. Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired. If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized. During the quarter ended March 31, 2022, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

Restricted investments in bank stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh. Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level. In addition, the Company earns a return or dividend based on the amount invested. Atlantic Community Bankers Bank (ACBB) stock totaled $82 thousand as of March 31, 2022 and December 31, 2021. The dividends received from the FHLB totaled $33 thousand and $35 thousand for the three months ended March 31, 2022 and 2021, respectively. The balance in FHLB stock was $3.1 million both as of March 31, 2022 and December 31, 2021, respectively.

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

As of March 31, 2022 and December 31, 2021, loans HFS consisted of residential mortgages with carrying amounts of $6.2 million and $31.7 million, respectively, which approximated their fair values. During the three months ended March 31, 2022, residential mortgage loans with principal balances of $29.9 million were sold into the secondary market and the Company recognized net gains of $0.7 million, compared to $80.7 million and $2.3 million, respectively, during the three months ended March 31, 2021.

Management completed a $12.8 million transfer of mortgages HFS to the held-for-investment portfolio during the first quarter of 2022.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster personal relationships. At March 31, 2022 and December 31, 2021, the servicing portfolio balance of sold residential mortgage loans was $449.9 million and $430.9 million, respectively, with mortgage servicing rights of $1.8 million and $1.7 million for the same periods, respectively.

Loans and leases

As of March 31, 2022, the Company had gross loans and leases, including originated and acquired loans and leases, totaling $1.5 billion compared to $1.4 billion at December 31, 2021, an increase of $39.8 million, or 3%.

Growth in the portfolio was primarily attributed to the $16.7 million increase in the commercial and industrial portfolio, resulting from the origination of several large commercial loans during the quarter, along with the $18.8 million increase in the residential portfolio, stemming from $13 million in mortgage loans HFS originated during 2021 reclassified to the held-for-investment portfolio during the quarter to remain invested at better yields that existed early in 2022 along with management’s decision to retain a greater percentage of mortgages held-for-investment that meet the FNMA underwriting guidelines.

The composition of the loan portfolio at March 31, 2022 and December 31, 2021 is summarized as follows:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Amount	%	Amount	%
Commercial and industrial	$252,963	17.2%	$236,304	16.5%
Commercial real estate:
Non-owner occupied	310,663	21.1	312,848	21.8
Owner occupied	250,578	17.0	248,755	17.3
Construction	22,779	1.5	21,147	1.5
Consumer:
Home equity installment	47,852	3.2	47,571	3.3
Home equity line of credit	55,340	3.7	54,878	3.8
Auto	119,082	8.1	118,029	8.2
Direct finance leases	27,138	1.8	26,232	1.8
Other	8,307	0.6	8,013	0.6
Residential:
Real estate	343,360	23.3	325,861	22.8
Construction	36,247	2.5	34,919	2.4
Gross loans	1,474,309	100.0%	1,434,557	100.0%
Less:
Allowance for loan losses	(16,081)		(15,624)
Unearned lease revenue	(1,431)		(1,429)
Net loans	$1,456,797		$1,417,504

Loans held-for-sale	$6,236		$31,727

Commercial & industrial (C&I) and commercial real estate (CRE)

As of March 31, 2022, the commercial loan portfolio increased by $18.0 million, or 2%, to $837.0 million over the December 31, 2021 balance of $819.0 million primarily due to three large unrelated C&I loans that were originated during the quarter. Excluding the $18.0 million reduction in PPP loans (net of deferred fees) during the three months ended March 31, 2022, the commercial portfolio grew $36.0 million with the growth stemming from the C&I portfolio.

CRE loans increased $1.3 million with growth in owner-occupied and construction loans offsetting a reduction in non-owner occupied loan balances.

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

Beginning in the fourth quarter of 2020 and continuing during 2021, the Company submitted PPP forgiveness applications to the SBA, and through March 31, 2022, the Company received forgiveness or paydowns of $219.4 million, or 93%, of the original PPP loan balances of $236.3 million with $16.3 million occurring during the three months ended March 31, 2022.

As a PPP lender, the Company received fee income of approximately $9.9 million with $9.4 million recognized to date, including $0.7 million recognized during the first quarter of 2022. Unearned fees attributed to PPP loans, net of fees paid to referral sources as prescribed by the SBA under the PPP, were $0.5 million as of March 31, 2022.

The PPP loans originated by size were as follows as of March 31, 2022:

(dollars in thousands)	Balance originated	Current balance	Total SBA fee	SBA fee recognized
$150,000 or less	$76,594	$5,713	$4,866	$4,550
Greater than $150,000 but less than $2,000,000	128,082	11,227	4,765	4,517
$2,000,000 or higher	31,656	-	316	316
Total PPP loans originated	$236,332	$16,940	$9,947	$9,383

The table above does not include the $20.3 million in PPP loans acquired because of the merger with Landmark during the third quarter of 2021. As of March 31, 2022, the balance of outstanding acquired PPP loans was $5.5 million.

Consumer

The consumer loan portfolio consisted of home equity installment, home equity line of credit, automobile, direct finance leases and other consumer loans.

As of March 31, 2022, the consumer loan portfolio increased by $3.0 million, or 1%, to $257.7 million compared to the December 31, 2021 balance of $254.7 million, primarily due to increases in auto loans and leases.

Residential

As of March 31, 2022, the residential loan portfolio increased by $18.8 million, or 5%, to $379.6 million compared to the December 31, 2021 balance of $360.8 million. For the three months ended March 31, 2022, growth in the portfolio was primarily attributed to the $13 million in mortgage loans held-for-sale originated during 2021 reclassified to the held-for-investment portfolio during the quarter along with management’s decision to retain a greater percentage of mortgages held-for-investment that meet the FNMA underwriting guidelines.

The residential loan portfolio consisted primarily of held-for-investment residential loans for primary residences. Management expects the sudden historic rise in interest rates will have an impact on demand for residential mortgages throughout the remainder of 2022.

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

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	three months ended		twelve months ended		three months ended
(dollars in thousands)	March 31, 2022		December 31, 2021		March 31, 2021

Balance at beginning of period	$15,624		$14,202		$14,202

Charge-offs:
Commercial and industrial	-		(130)		(7)
Commercial real estate	(1)		(491)		(124)
Consumer	(94)		(206)		(28)
Residential	-		(162)		(43)
Total	(95)		(989)		(202)

Recoveries:
Commercial and industrial	2		23		4
Commercial real estate	9		250		11
Consumer	14		138		24
Residential	2		-		-
Total	27		411		39
Net charge-offs	(68)		(578)		(163)
Provision for loan losses	525		2,000		800
Balance at end of period	$16,081		$15,624		$14,839

Allowance for loan losses to total loans	1.09%		1.09%		1.30%
Net charge-offs to average total loans outstanding	0.02%		0.04%		0.06%
Average total loans	$1,467,362		$1,299,960		$1,162,112
Loans 30 - 89 days past due and accruing	$1,512		$1,982		$912
Loans 90 days or more past due and accruing	$174		$64		$59
Non-accrual loans	$2,307		$2,949		$3,929
Allowance for loan losses to non-accrual loans	6.97	x	5.30	x	3.78	x
Allowance for loan losses to non-performing loans	6.48	x	5.19	x	3.72	x

The allowance increased $0.5 million, or 3%, to $16.1 million at March 31, 2022 from $15.6 million at December 31, 2021 due to provisioning of $0.5 million partially offset by $68 thousand in net charge-offs. The allowance for loan and lease losses remained unchanged as a percentage of total loans at 1.09% as of March 31, 2022 compared to December 31, 2021 as the growth in the loan portfolio (3%) was the same as the growth in the allowance for loan losses (3%) during the period.

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

During the first quarter of 2022, management increased the qualitative factors associated with its commercial, consumer, and residential portfolios related to the rise in rates that occurred during the quarter, and the adverse impact that these increased rates are anticipated to have on estimated credit losses.

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

	For the three	% of Total	For the three	% of Total
	months ended	Net	months ended	Net
(dollars in thousands)	March 31, 2022	Charge-offs	March 31, 2021	Charge-offs
Net charge-offs
Commercial and industrial	$2	(3)%	$(3)	2%
Commercial real estate	8	(12)	(113)	69
Consumer	(80)	118	(4)	3
Residential	2	(3)	(43)	26
Total net charge-offs	$(68)	100%	$(163)	100%

For the three months ended March 31, 2022, net charge-offs against the allowance totaled $68 thousand compared with net charge-offs of $163 thousand for the three months ended March 31, 2021, representing a $95 thousand, or 58%, decrease. This decrease was attributed to general economic improvement and continued high levels of liquidity for the Company’s customers.

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

	March 31, 2022		December 31, 2021		March 31, 2021
		Category		Category		Category
		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$6,822	40%	$7,422	41%	$7,080	35%
Commercial and industrial	2,780	17	2,204	16	2,342	26
Consumer	2,547	17	2,404	18	2,415	18
Residential real estate	3,851	26	3,508	25	2,915	21
Unallocated	81	-	86	-	87	-
Total	$16,081	100%	$15,624	100%	$14,839	100%

As of March 31, 2022, the commercial loan portfolio, consisting of CRE and C&I loans, comprised 60% of the total allowance for loan losses compared with 62% on December 31, 2021. The commercial loan allowance allocation declined, but remained higher than the commercial loan allocation, due to the payoff of commercial real estate loans to a single borrower with a large specific impairment during the first quarter of 2022.

As of March 31, 2022, the consumer loan portfolio comprised 16% of the total allowance for loan losses compared with 15% on December 31, 2021. The one percentage point increase in the consumer loan allowance allocation was the result of growth in the consumer portfolio during the quarter.

As of March 31, 2022, the residential loan portfolio comprised 24% of the total allowance for loan losses compared with 22% on December 31, 2021. The two percentage point increase was the result of the relative increase in this loan category, which increased from 25% as of December 31, 2021 to 26% as of March 31, 2022.

As of March 31, 2022, the unallocated reserve, representing the portion of the allowance not specifically identified with a loan or groups of loans, was less than 1% of the total allowance for loan losses unchanged from December 31, 2021.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructurings (TDRs), other real estate owned (ORE) and repossessed assets.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021

Loans past due 90 days or more and accruing	$174	$64	$59
Non-accrual loans *	2,307	2,949	3,929
Total non-performing loans	2,481	3,013	3,988
Troubled debt restructurings	1,371	2,987	2,489
Other real estate owned and repossessed assets	151	434	413
Total non-performing assets	$4,003	$6,434	$6,890

Total loans, including loans held-for-sale	$1,479,114	$1,464,855	$1,153,160
Total assets	$2,420,774	$2,419,104	$1,913,092
Non-accrual loans to total loans	0.16%	0.20%	0.34%
Non-performing loans to total loans	0.17%	0.21%	0.35%
Non-performing assets to total assets	0.17%	0.27%	0.36%

* In the table above, the amount includes non-accrual TDRs of $0.4 million as of March 31, 2022, $0.6 million as of December 31, 2021 and $0.7 million as of March 31, 2021.

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

Non-performing assets represented 0.17% of total assets at March 31, 2022 compared with 0.27% at December 31, 2021 with the improvement resulting from the $2.4 million, or 38%, decrease in non-performing assets including a $0.6 million reduction in non-accrual loans, a $1.6 million reduction in accruing troubled debt restructurings, and a $0.3 million reduction in other real estate owned and repossessed assets partially offset by the $0.1 million increase in loans past due 90 days and accruing.

From December 31, 2021 to March 31, 2022, non-accrual loans declined $0.6 million, or 22%, from $2.9 million to $2.3 million. The $0.6 million decline in non-accrual loans was primarily the result of $0.5 million in payments and $0.4 million in moves to ORE partially offset by $0.3 million in additions. At March 31, 2022, there were a total of 37 loans to 33 unrelated borrowers with balances that ranged from less than $1 thousand to $0.5 million. At December 31, 2021, there were a total of 31 loans to 28 unrelated borrowers with balances that ranged from less than $1 thousand to $0.7 million.

There were one direct finance lease totaling $31 thousand and one commercial real estate loan totaling $143 thousand that was over 90 days past due as of March 31, 2022 compared to two direct finance leases totaling $64 thousand that were over 90 days past due as of December 31, 2021. The delinquent direct finance lease is fully guaranteed under a formal recourse agreement with the originating auto dealer and were in process of orderly collection while the delinquent commercial real estate loan is well secured and in the process of collection.

The Company seeks payments from all past due customers through an aggressive customer communication process. Unless well-secured and in the process of collection, past due loans will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

The composition of non-performing loans as of March 31, 2022 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$252,963	$-	$49	$49	0.02%
Commercial real estate:
Non-owner occupied	310,663	-	478	478	0.15%
Owner occupied	250,578	143	1,300	1,443	0.58%
Construction	22,779	-	-	-	-
Consumer:
Home equity installment	47,852	-	-	-	-
Home equity line of credit	55,340	-	171	171	0.31%
Auto loans	119,082	-	172	172	0.14%
Direct finance leases *	25,707	31	-	31	0.12%
Other	8,307	-	-	-	-
Residential:
Real estate	343,360	-	137	137	0.04%
Construction	36,247	-	-	-	-
Loans held-for-sale	6,236	-	-	-	-
Total	$1,479,114	$174	$2,307	$2,481	0.17%

*Net of unearned lease revenue of $1.4 million.

Payments received from non-accrual loans are recognized on a cost recovery method. Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. If the non-accrual loans that were outstanding as of March 31, 2022 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $69 thousand.

The following tables set forth the activity in TDRs for the periods indicated:

As of and for the three months ended March 31, 2022
	Accruing	Non-accruing
	Commercial	Commercial	Commercial
(dollars in thousands)	real estate	real estate	& industrial	Total
Troubled Debt Restructures:
Beginning balance	$2,987	$419	$135	$3,541
Additions	-	-	-	-
Pay downs / payoffs	(1,616)	(61)	(135)	(1,812)
Charge offs	-	-	-	-
Ending balance	$1,371	$358	$-	$1,729
Number of loans	6	1	-	7

As of and for the year ended December 31, 2021
	Accruing	Non-accruing
	Commercial	Commercial	Commercial
(dollars in thousands)	real estate	real estate	& industrial	Total
Troubled Debt Restructures:
Beginning balance	$2,571	$456	$206	$3,233
Additions	519	-	-	519
Pay downs / payoffs	(103)	(37)	(6)	(146)
Charge offs	-	-	(65)	(65)
Ending balance	$2,987	$419	$135	$3,541
Number of loans	8	1	2	11

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR. TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards to maximize the Company’s recovery.

From December 31, 2021 to March 31, 2022, TDRs declined $1.8 million, or 51%, primarily due to payoff of two commercial real estate TDRs to a single borrower totaling $1.6 million and the payoff of two commercial and industrial TDRs to a single borrower totaling $0.1 million. At December 31, 2021, there were a total of 11 TDRs by 8 unrelated borrowers with balances that ranged from $50 thousand to $1.3 million, and at March 31, 2022, there were a total of 7 TDRs by 6 unrelated borrowers with balances that ranged from $89 thousand to $0.5 million.

Loans modified in a TDR may or may not be placed on non-accrual status. At March 31, 2022, there was one TDRs totaling $0.4 million that was on non-accrual status compared to three TDRs totaling $0.6 million at December 31, 2021.

Foreclosed assets held-for-sale

From December 31, 2021 to March 31, 2022, foreclosed assets held-for-sale (ORE) declined from $434 thousand to $151 thousand, a $283 thousand decrease, which was primarily attributed to two ORE properties totaling $283 thousand that were sold during the quarter. One property totaling $437 thousand was also added to ORE and sold during the quarter.

The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$434	5	$256	6

Additions	437	1	969	7
Pay downs	-		-
Write downs	-		(16)
Sold	(720)	(3)	(775)	(8)
Balance at end of period	$151	3	$434	5

As of March 31, 2022, ORE consisted of three properties securing loans to three unrelated borrowers totaling $151 thousand. Two properties ($150 thousand) to two unrelated borrowers were added in 2021 and one property ($1 thousand) was added in 2017. Of the three properties, one property is under agreement of sale and two properties are listed for sale.

As of March 31, 2022 and December 31, 2021, the Company had no other repossessed assets held-for-sale.

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

Premises and equipment

Net of depreciation, premises and equipment increased $2.0 million during the first quarter of 2022. The Company purchased $0.2 million in fixed assets and added $3.1 million in construction in process during the first quarter of 2022. The increase in construction in process was primarily due to the purchase of the Scranton Electric Building for a new headquarters in Scranton, PA. These increases were partially offset by $0.6 million in depreciation expense and $0.6 million in transfers to other assets held-for-sale. The Company expects to begin branch remodeling and corporate headquarters planning which may continue to increase construction in process and is evaluating its branch network looking for consolidation that makes sense for more efficient operations.

On December 23, 2020, the Commonwealth of Pennsylvania authorized the release of $2.0 million in Redevelopment Assistance Capital Program (RACP) funding for the Company’s headquarters project in Lackawanna County. On December 2, 2021, the Company announced it would be receiving an additional $2.0 million in RACP funding in support of the project. The $4.0 million in total RACP grant funds will be allocated to the renovation and rehabilitation of the historic building located in downtown Scranton which will be use for the new corporate headquarters. The Company currently expects net remaining costs for the corporate headquarters to be $15.8 million over approximately two years beginning during the fourth quarter of 2022. In addition, the Company intends to pursue a federal historic preservation tax credit which, if it qualifies, would provide a 20% tax credit on qualified improvements on the historic property.

The Company also plans to remodel the Main Branch located in Dunmore, PA which is expected to begin in August 2022 and estimated costs for the project are currently $3 million.

Other assets

During the first three months of 2022, the $13.0 million increase in other assets was due mostly to a $11.5 million increase in deferred tax assets from net unrealized losses in the investment portfolio, $0.9 million of additional prepaid expenses and $0.6 million transferred to other assets held-for-sale.

Funds Provided:

Deposits

The Company is a community based commercial depository financial institution, member FDIC, which offers a variety of deposit products with varying ranges of interest rates and terms. Generally, deposits are obtained from consumers, businesses and public entities within the communities that surround the Company’s 22 branch offices and all deposits are insured by the FDIC up to the full extent permitted by law. Deposit products consist of transaction accounts including: savings; clubs; interest-bearing checking; money market and non-interest bearing checking (DDA). The Company also offers short- and long-term time deposits or certificates of deposit (CDs). CDs are deposits with stated maturities which can range from seven days to ten years. Cash flow from deposits is influenced by economic conditions, changes in the interest rate environment, pricing and competition. To determine interest rates on its deposit products, the Company considers local competition, spreads to earning-asset yields, liquidity position and rates charged for alternative sources of funding such as short-term borrowings and FHLB advances.

The following table represents the components of deposits as of the date indicated:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$744,858	33.7%	$730,595	33.7%
Savings and clubs	249,757	11.3	234,747	10.8
Money market	485,469	22.0	475,447	21.9
Certificates of deposit	130,424	5.9	138,793	6.4
Total interest-bearing	1,610,508	72.9	1,579,582	72.8
Non-interest bearing	599,497	27.1	590,283	27.2
Total deposits	$2,210,005	100.0%	$2,169,865	100.0%

Total deposits increased $40.1 million, or 2%, remaining at approximately $2.2 billion at March 31, 2022 and December 31, 2021. Savings and clubs contributed the most to the deposit growth with an increase of $15.0 million due to growth in personal account balances. Interest-bearing checking accounts also increased $14.3 million during the first quarter of 2022. The increase in interest-bearing checking accounts was primarily due to seasonal tax cycles, business activity and shifts from non-interest bearing checking accounts. Money market accounts also increased $10.0 million, mostly due to higher balances of business accounts and shifts from other types of deposit accounts. The $9.2 million growth in non-interest bearing checking accounts was primarily due to seasonal public account increases and personal account growth. The Company focuses on obtaining a full-banking relationship with existing checking account customers as well as forming new customer relationships. The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers. For the remainder of 2022, the Company expects deposit growth to fund asset growth. Tax deposits are usually received during the first quarter and retained for a short period of time in checking accounts with disbursements occurring shortly after they are received. Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset future deposit growth.

Partially offsetting these non-maturing deposit increases, CDs decreased $8.4 million during the first quarter of 2022. CD balances continue to decline as rates dropped and CDs with promotional rates reached maturity. The majority of maturing CDs were closed as customers could earn higher yields by investing the money elsewhere. The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program and Insured Cash Sweep (ICS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000. The Company did not have any CDARs as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, ICS reciprocal deposits represented $25.6 million and $27.6 million, or 1% and 1%, of total deposits which are included in interest-bearing checking accounts in the table above. The $2.0 million decrease in ICS deposits is primarily due to public funds deposit transfers from ICS accounts to other interest-bearing checking accounts.

As of March 31, 2022, total uninsured deposits were estimated to be $955.2 million. The estimate of uninsured deposits is based on the same methodologies and assumptions used for regulatory reporting requirements. The Company aggregates deposit products by taxpayer identification number and classifies into ownership categories to determine amounts over the FDIC insurance limit.

The maturity distribution of certificates of deposit that meet or exceed the FDIC limit, by account, at March 31, 2022 is as follows:

(dollars in thousands)
Three months or less	$4,734
More than three months to six months	1,488
More than six months to twelve months	9,220
More than twelve months	5,439
Total	$20,881

Approximately 59% of the CDs, with a weighted-average interest rate of 0.28%, are scheduled to mature in 2022 and an additional 28%, with a weighted-average interest rate of 0.33%, are scheduled to mature in 2023. Renewing CDs are currently expected to re-price to lower market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products. The Company plans to address repricing CDs in the ordinary course of business on a relationship basis and is prepared to match rates when prudent to maintain relationships. Growth in CD accounts is challenged by the current and expected rate environment and clients’ preference for short-term rates, as well as aggressive competitor rates. The Company is not currently offering any CD promotions but may resume promotions in the future. The Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Short-term borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

Short-term borrowings may include overnight balances with FHLB line of credit and/or correspondent bank’s federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations. There were no short-term borrowings as of March 31, 2022 and December 31, 2021 as growth in deposits funded asset growth. The Company does not expect to have short-term borrowings for the remainder of 2022. As of March 31, 2022, the Company had the ability to borrow $111.7 million from the Federal Reserve borrower-in-custody program and $31.0 million from lines of credit with correspondent banks.

Secured borrowings

As of March 31, 2022 and December 31, 2021, the Company had 11 secured borrowing agreements with third parties with a fair value of $10.6 million related to certain sold loan participations that did not qualify for sales treatment acquired from Landmark. Secured borrowings are expected to decrease in 2022 from scheduled amortization and, when possible, early pay-offs.

FHLB advances

The Company had no FHLB advances as of March 31, 2022 and December 31, 2021. During the first quarter of 2021, the Company paid off $5 million in FHLB advances with a weighted average interest rate of 3.07%. During the third quarter of 2021, the Company acquired $4.5 million in FHLB advances from the Landmark merger that was subsequently paid off. As of March 31, 2022, the Company had the ability to borrow an additional $589.3 million from the FHLB. The Company does not expect to have any FHLB advances in 2022.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At March 31, 2022, the Company maintained a one-year cumulative gap of positive (asset sensitive) $9.7 million, or 0.4%, of total assets. The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates. Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at March 31, 2022:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$59,708	$-	$-	$37,695	$97,403
Investment securities (1)(2)	13,230	28,953	76,011	596,620	714,814
Loans and leases(2)	386,872	238,751	384,742	452,668	1,463,033
Fixed and other assets	-	53,065	-	92,459	145,524
Total assets	$459,810	$320,769	$460,753	$1,179,442	$2,420,774
Total cumulative assets	$459,810	$780,579	$1,241,332	$2,420,774

Non-interest-bearing transaction deposits (3)	$-	$60,010	$164,742	$374,745	$599,497
Interest-bearing transaction deposits (3)	609,412	-	348,270	522,402	1,480,084
Certificates of deposit	30,302	64,633	27,055	8,434	130,424
Secured borrowings	5,295	1,230	4,047	-	10,572
Other liabilities	-	-	-	24,954	24,954
Total liabilities	$645,009	$125,873	$544,114	$930,535	$2,245,531
Total cumulative liabilities	$645,009	$770,882	$1,314,996	$2,245,531

Interest sensitivity gap	$(185,199)	$194,896	$(83,361)	$248,907
Cumulative gap	$(185,199)	$9,697	$(73,664)	$175,243

Cumulative gap to total assets	-7.7%	0.4%	-3.0%	7.2%

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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at March 31, 2022 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the March 31, 2022 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	(1.9)%	(3.1)%
Net income	(2.1)	(6.8)
Economic value at risk:
Economic value of equity	(7.6)	(23.1)
Economic value of equity as a percent of total assets	(1.2)	(3.7)

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At March 31, 2022, the Company’s risk-based capital ratio was 14.18%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning April 1, 2022, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$69,764	$(1,339)	(1.9)%
+100 basis points	70,703	(400)	(0.6)
Flat rate	71,103	-	-
-100 basis points	70,120	(983)	(1.4)
-200 basis points	68,930	(2,173)	(3.1)

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee. As of March 31, 2022, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the three months ended March 31, 2022, the Company generated $0.5 million of cash. During the period, the Company’s operations provided approximately $18.2 million mostly from $17.8 million of net cash inflow from the components of net interest income plus $12.2 million in proceeds over originations of loans HFS partially offset by net non-interest expense/income related payments of $11.8 million. Cash inflow from interest-earning assets, deposits and loan payments were used to purchase investment securities and replace maturing and cash runoff of securities, fund the loan portfolio, invest in bank premises and equipment and make net dividend payments. The Company received a large amount of public deposits over the past six years. The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities. Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs. The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

During 2020, 2021 and the first quarter of 2022, the Company also experienced deposit inflow resulting from businesses and municipalities that received relief from the CARES Act and other government stimulus. There is uncertainty about the length of time that these deposits will remain which could require the Company to maintain elevated cash balances. The Company will continue to monitor deposit fluctuation for significant changes.

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

As of March 31, 2022, the Company maintained $97.4 million in cash and cash equivalents and $717.8 million of investments AFS and loans HFS. Also as of March 31, 2022, the Company had approximately $589.3 million available to borrow from the FHLB, $31.0 million from correspondent banks, $111.7 million from the FRB and $363.1 million from the IntraFi Network One-Way Buy program. The combined total of $1.9 billion represented 79% of total assets at March 31, 2022. Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the three months ended March 31, 2022, total shareholders' equity decreased $36.5 million, or 17%, due principally to a $42.7 million after tax reduction in the net unrealized gain position to a net unrealized loss position in the Company’s investment portfolio and $1.9 million of cash dividends declared on the Company’s common stock. These items were partially offset by $7.5 million in net income added into retained earnings, $0.3 million from investments in the Company’s common stock via the Employee Stock Purchase Plan (ESPP) and $0.3 million from stock-based compensation expense from the ESPP and restricted stock and SSARs. The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 25.1% for the three months ended March 31, 2022. The balance of earnings is retained to further strengthen the Company’s capital position.

As of March 31, 2022, the Company reported a net unrealized loss position of $42.5 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $0.2 million as of December 31, 2021. The reduction during the first three months of 2022 was from the $42.7 million reduction in net unrealized gains to net unrealized losses on AFS securities, net of tax. Lower unrealized gains and higher unrealized losses on all types of securities contributed to the net unrealized losses in investment portfolio. Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers. Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline. While volatility has existed in the yield curve within the past twelve months, a rising rate environment is expected and during the period of rising rates, the Company expects pricing in the bond portfolio to decline. There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.

To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans. The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants. During the first quarter of 2022, the Company acquired shares in the open market to fulfill the needs of the DRP. Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%. As of March 31, 2022 and December 31, 2021, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change. The following table depicts the capital amounts and ratios of the Company, on a consolidated basis, and the Bank as of March 31, 2022 and December 31, 2021:

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of March 31, 2022:

Total capital (to risk-weighted assets)
Consolidated	$212,410	14.2%	≥	$119,818	8.0%	≥	$157,261	10.5%		N/A	N/A
Bank	$212,223	14.2%	≥	$119,811	8.0%	≥	$157,251	10.5%	≥	$149,763	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$196,278	13.1%	≥	$67,397	4.5%	≥	$104,840	7.0%		N/A	N/A
Bank	$196,090	13.1%	≥	$67,393	4.5%	≥	$104,834	7.0%	≥	$97,346	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$196,278	13.1%	≥	$89,863	6.0%	≥	$127,306	8.5%		N/A	N/A
Bank	$196,090	13.1%	≥	$89,858	6.0%	≥	$127,299	8.5%	≥	$119,811	8.0%

Tier I capital (to average assets)
Consolidated	$196,278	8.1%	≥	$96,497	4.0%	≥	$96,497	4.0%		N/A	N/A
Bank	$196,090	8.1%	≥	$96,486	4.0%	≥	$96,486	4.0%	≥	$120,608	5.0%

As of December 31, 2021:

Total capital (to risk-weighted assets)
Consolidated	$205,667	14.5%	≥	$113,421	8.0%	≥	$148,866	10.5%		N/A	N/A
Bank	$205,726	14.5%	≥	$113,406	8.0%	≥	$148,845	10.5%	≥	$141,757	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$189,980	13.4%	≥	$63,800	4.5%	≥	$99,244	7.0%		N/A	N/A
Bank	$190,039	13.4%	≥	$63,791	4.5%	≥	$99,230	7.0%	≥	$92,142	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$189,980	13.4%	≥	$85,066	6.0%	≥	$120,510	8.5%		N/A	N/A
Bank	$190,039	13.4%	≥	$85,054	6.0%	≥	$120,493	8.5%	≥	$113,406	8.0%

Tier I capital (to average assets)
Consolidated	$189,980	7.9%	≥	$95,688	4.0%	≥	$95,688	4.0%		N/A	N/A
Bank	$190,039	7.9%	≥	$95,680	4.0%	≥	$95,680	4.0%	≥	$119,600	5.0%

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2021 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended March 31, 2022.

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

Item 1A. Risk Factors

Management of the Company does not believe there have been any material changes to the risk factors that were disclosed in the 2021 Form 10-K filed with the Securities and Exchange Commission on March 23, 2022.

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

*10.6Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Salvatore R. DeFrancesco, Jr. dated as of March 17, 2016. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2016.

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

*10.14 2022 Omnibus Stock Incentive Plan. Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 23, 2022.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; Consolidated Statements of Income for the three months ended March 31, 2022 and 2021; Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021; Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2022 and 2021; Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 and the Notes to the Consolidated Financial Statements. **

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Fidelity D & D Bancorp, Inc.

Date: May 12, 2022	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: May 12, 2022	/s/Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer