Form 10-Q
period 2022-06-30
FIDELITY D & D BANCORP INC
filed 2022-08-15
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on July 31, 2022, the latest practicable date, was 5,632,344 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q June 30, 2022

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

(dollars in thousands)	June 30, 2022	December 31, 2021
Assets:
Cash and due from banks	$39,831	$27,317
Interest-bearing deposits with financial institutions	69,294	69,560
Total cash and cash equivalents	109,125	96,877
Available-for-sale securities	452,822	738,980
Held-to-maturity securities (fair value of $199,446 in 2022; $0 in 2021)	222,011	-
Restricted investments in bank stock	3,622	3,206
Loans and leases, net (allowance for loan losses of $16,590 in 2022; $15,624 in 2021)	1,473,715	1,417,504
Loans held-for-sale (fair value $4,061 in 2022; $32,013 in 2021)	4,011	31,727
Foreclosed assets held-for-sale	128	434
Bank premises and equipment, net	30,855	29,310
Leased property under finance leases, net	1,210	1,307
Right-of-use assets	8,800	9,006
Cash surrender value of bank owned life insurance	53,383	52,745
Accrued interest receivable	7,909	7,526
Goodwill	19,628	19,628
Core deposit intangible, net	1,732	1,942
Other assets	25,989	8,912
Total assets	$2,414,940	$2,419,104
Liabilities:
Deposits:
Interest-bearing	$1,606,637	$1,579,582
Non-interest-bearing	610,987	590,283
Total deposits	2,217,624	2,169,865
Accrued interest payable and other liabilities	16,248	15,943
Finance lease obligation	1,226	1,320
Operating lease liabilities	9,477	9,627
Short-term borrowings	10	-
Secured borrowings	7,736	10,620
Total liabilities	2,252,321	2,207,375
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 5,651,777 at June 30, 2022; and 5,645,687 at December 31, 2021)	115,079	114,108
Retained earnings	108,848	97,442
Accumulated other comprehensive (loss) income	(60,920)	179
Treasury stock, at cost (10,342 shares at June 30, 2022 and no shares at December 31, 2021)	(388)	-
Total shareholders' equity	162,619	211,729
Total liabilities and shareholders' equity	$2,414,940	$2,419,104

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)	Three months ended		Six months ended
(dollars in thousands except per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest income:
Loans and leases:
Taxable	$15,043	$11,621	$29,409	$23,809
Nontaxable	457	329	866	649
Interest-bearing deposits with financial institutions	80	39	113	60
Restricted investments in bank stock	33	36	64	68
Investment securities:
U.S. government agency and corporations	1,614	854	3,123	1,554
States and political subdivisions (nontaxable)	1,388	1,033	2,769	1,887
States and political subdivisions (taxable)	450	255	900	480
Total interest income	19,065	14,167	37,244	28,507
Interest expense:
Deposits	950	841	1,772	1,705
Secured borrowings	(31)	-	34	-
Other short-term borrowings	1	-	1	-
FHLB advances	-	-	-	26
Total interest expense	920	841	1,807	1,731
Net interest income	18,145	13,326	35,437	26,776
Provision for loan losses	525	300	1,050	1,100
Net interest income after provision for loan losses	17,620	13,026	34,387	25,676
Other income:
Service charges on deposit accounts	836	565	1,634	1,130
Interchange fees	1,114	1,153	2,289	2,103
Service charges on loans	317	518	758	1,029
Fees from trust fiduciary activities	613	542	1,230	1,036
Fees from financial services	246	217	513	392
Fees and other revenue	312	176	692	353
Earnings on bank-owned life insurance	319	276	638	573
Gain (loss) on write-down, sale or disposal of:
Loans	477	1,136	1,190	3,483
Premises and equipment	22	(6)	(134)	(6)
Total other income	4,256	4,577	8,810	10,093
Other expenses:
Salaries and employee benefits	6,941	5,366	13,655	10,592
Premises and equipment	1,893	1,588	3,818	3,230
Data processing and communication	618	640	1,331	1,242
Advertising and marketing	489	255	1,270	1,157
Professional services	826	830	1,545	1,767
Merger-related expenses	-	419	-	942
Automated transaction processing	440	377	809	669
Office supplies and postage	178	161	357	274
PA shares tax	441	366	601	416
Loan collection	30	31	65	81
Other real estate owned	29	(7)	3	18
FDIC assessment	136	124	373	235
FHLB prepayment fee	-	-	-	369
Other	779	701	1,627	1,315
Total other expenses	12,800	10,851	25,454	22,307
Income before income taxes	9,076	6,752	17,743	13,462
Provision for income taxes	1,412	1,056	2,556	2,099
Net income	$7,664	$5,696	$15,187	$11,363
Per share data:
Net income - basic	$1.35	$1.14	$2.68	$2.28
Net income - diluted	$1.35	$1.13	$2.67	$2.26
Dividends	$0.33	$0.30	$0.66	$0.60

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income	Three months ended		Six months ended
(Unaudited)	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021

Net income	$7,664	$5,696	$15,187	$11,363

Other comprehensive (loss) gain, before tax:
Unrealized holding (loss) gain on available-for-sale debt securities	7	5,276	(54,013)	(4,583)
Reclassification adjustment for net gains realized in income	-	-	-	-
Reclassification of unrealized loss on securities transferred from available-for-sale to held-to-maturity	(23,882)	-	(23,882)	-
Amortization of unrealized loss on held-to-maturity securities	555	-	555	-
Net unrealized (loss) gain	(23,320)	5,276	(77,340)	(4,583)
Tax effect	4,897	(1,108)	16,241	962
Unrealized (loss) gain, net of tax	(18,423)	4,168	(61,099)	(3,621)
Other comprehensive (loss) gain, net of tax	(18,423)	4,168	(61,099)	(3,621)
Total comprehensive (loss) income, net of tax	$(10,759)	$9,864	$(45,912)	$7,742

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

For the Six Months Ended June 30, 2022 and 2021
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive	Treasury
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Stock	Total
Balance, December 31, 2020	4,977,750	$77,676	$80,042	$8,952		$166,670
Net income			11,363			11,363
Other comprehensive loss				(3,621)		(3,621)
Issuance of common stock through Employee Stock Purchase Plan	4,738	270				270
Issuance of common stock from vested restricted share grants through stock compensation plans	11,225	-				-
Issuance of common stock through exercise of SSARs	2,000					-
Stock-based compensation expense		527				527
Cash dividends declared			(3,024)			(3,024)
Balance, June 30, 2021	4,995,713	$78,473	$88,381	$5,331		$172,185

Balance, December 31, 2021	5,645,687	$114,108	$97,442	$179	$-	$211,729
Net income			15,187			15,187
Other comprehensive loss				(61,099)		(61,099)
Issuance of common stock through Employee Stock Purchase Plan	4,891	252				252
Forfeited restricted dividend reinvestment shares	(48)				-	-
Issuance of common stock from vested restricted share grants through stock compensation plans	11,541	-				-
Stock-based compensation expense		719				719
Common stock repurchased	(10,294)				(388)	(388)
Cash dividends declared			(3,781)			(3,781)
Balance, June 30, 2022	5,651,777	$115,079	$108,848	$(60,920)	$(388)	$162,619

See notes to unaudited consolidated financial statements

For the three months ended June 30, 2022 and 2021
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive	Treasury
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Stock	Total
Balance, March 31, 2021	4,995,547	$78,222	$84,197	$1,163		$163,582
Net income			5,696			5,696
Other comprehensive income				4,168		4,168
Issuance of common stock from vested restricted share grants through stock compensation plans	166	-				-
Stock-based compensation expense		251				251
Cash dividends declared			(1,512)			(1,512)
Balance, June 30, 2021	4,995,713	$78,473	$88,381	$5,331		$172,185

Balance, March 31, 2022	5,659,068	$114,666	$103,074	$(42,497)	$-	$175,243
Net income			7,664			7,664
Other comprehensive loss				(18,423)		(18,423)
Forfeited restricted dividend reinvestment shares	(48)				-	-
Issuance of common stock from vested restricted share grants through stock compensation plans	3,051	-				-
Common stock repurchased	(10,294)				(388)	(388)
Stock-based compensation expense		413				413
Cash dividends declared			(1,890)			(1,890)
Balance, June 30, 2022	5,651,777	$115,079	$108,848	$(60,920)	$(388)	$162,619

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)	Six months ended June 30,
(dollars in thousands)	2022	2021

Cash flows from operating activities:
Net income	$15,187	$11,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,495	2,895
Provision for loan losses	1,050	1,100
Deferred income tax expense	1,300	168
Stock-based compensation expense	719	517
Excess tax benefit from exercise of SSARs	-	26
Proceeds from sale of loans held-for-sale	52,800	135,745
Originations of loans held-for-sale	(42,581)	(107,127)
Earnings from bank-owned life insurance	(638)	(573)
Net gain from sales of loans	(1,190)	(3,483)
Net gain from sale and write-down of foreclosed assets held-for-sale	(23)	(32)
Net loss from write-down and disposal of bank premises and equipment	134	6
Operating lease payments	57	13
Change in:
Accrued interest receivable	(384)	(314)
Other assets	(1,430)	932
Accrued interest payable and other liabilities	305	120
Net cash provided by operating activities	27,801	41,356

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	-	-
Proceeds from maturities, calls and principal pay-downs	23,561	27,826
Purchases	(39,183)	(196,928)
Increase in restricted investments in bank stock	(416)	(418)
Net increase in loans and leases	(40,733)	(12,843)
Principal portion of lease payments received under direct finance leases	2,859	2,266
Purchases of bank premises and equipment	(3,875)	(1,146)
Proceeds from sale of bank premises and equipment	466	-
Proceeds from sale of foreclosed assets held-for-sale	780	216
Net cash used in investing activities	(56,541)	(181,027)

Cash flows from financing activities:
Net increase in deposits	47,776	248,190
Net decrease in other borrowings	(2,755)	-
Repayment of FHLB advances	-	(5,000)
Repayment of finance lease obligation	(116)	(47)
Purchase of treasury stock	(388)	-
Proceeds from employee stock purchase plan participants	252	270
Dividends paid	(3,781)	(3,024)
Net cash provided by financing activities	40,988	240,389
Net increase in cash and cash equivalents	12,248	100,718
Cash and cash equivalents, beginning	96,877	69,346

Cash and cash equivalents, ending	$109,125	$170,064

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited)	Six months ended June 30,
(dollars in thousands)	2022	2021
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,838	$1,907
Income tax	900	1,150
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized gains on available-for-sale securities	(54,013)	(4,583)
Transfers of securities from available-for-sale to held-to-maturity	245,536	-
Unrealized losses on securities transferred from available-for-sale to held-to-maturity	(23,327)	-
Transfers from loans to foreclosed assets held-for-sale	450	293
Transfers from/(to) loans to/(from) loans held-for-sale, net	(17,129)	3,781
Transfers from premises and equipment to other assets held-for-sale	1,184	-
Security settlement pending	-	1,138
Right-of-use asset	24	-
Lease liability	24	-

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

In the opinion of management, the consolidated balance sheets as of June 30, 2022 and December 31, 2021 and the related consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in shareholders’ equity for the three and six months ended June 30, 2022 and 2021 and consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature. Certain reclassifications have been made to the 2021 financial statements to conform to the 2022 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after June 30, 2022 through the date these consolidated financial statements were issued.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses at  June 30, 2022 is adequate and reasonable to cover incurred losses. Given the subjective nature of identifying and estimating loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Company’s investment securities. Fair values of investment securities are determined by pricing provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions. Based on experience, management is aware that estimated fair values of investment securities tend to vary among valuation services. Accordingly, when selling investment securities, price quotes may be obtained from more than one source. All of the Company’s debt securities are classified as available-for-sale (AFS) or held-to-maturity (HTM). AFS debt securities are carried at fair value on the consolidated balance sheets, with unrealized gains and losses, net of income tax, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (AOCI).  Debt securities, for which the Company has the positive intent and ability to hold to maturity, are reported at cost. On occasion, the Company may transfer securities from AFS to HTM at fair value on the date of transfer.

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB). Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained. On occasion, the Company may transfer loans from the loan portfolio to loans HFS. Under these circumstances, pricing may be obtained from other entities and the residential mortgage loans are transferred at the lower of cost or market value and simultaneously sold. For other loans transferred to HFS, pricing may be obtained from other entities or modeled and the other loans are transferred at the lower of cost or market value and then sold. As of  June 30, 2022 and December 31, 2021, loans classified as HFS consisted of residential mortgage loans.

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

The Company accounts for business combinations under the purchase method of accounting. The application of this method of accounting requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are amortized, accreted or depreciated from those that are recorded as goodwill. Estimates of the fair values of assets acquired and liabilities assumed are based upon assumptions that management believes to be reasonable.

Goodwill is recorded on the consolidated balance sheets as the excess of liabilities assumed over identifiable assets acquired on the acquisition date. Goodwill is recorded at its net carrying value which represents estimated fair value. The goodwill is deductible for tax purposes over a 15-year period. Goodwill is tested for impairment on at least an annual basis. There was no goodwill impairment as of  June 30, 2022 and December 31, 2021. Other acquired intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives and subject to periodic impairment testing.

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

The amendments in this update are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019 for public companies. Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption (modified-retrospective approach). Upon adoption, the change in this accounting guidance could result in an increase in the Company's allowance for loan losses and require the Company to record loan losses more rapidly. On October 16, 2019, the FASB decided to move forward with finalizing its proposal to defer the effective date for ASU 2016-13 for smaller reporting companies to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. Since the Company currently meets the SEC definition of a smaller reporting company, the delay will be applicable to the Company. The Company has engaged the services of a qualified third-party service provider to assist management in estimating credit allowances under this standard and is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements. The current allowance for loan losses calculation is expected to be run parallel with the CECL model in the 3rd and 4th quarters of 2022 to gain a better understanding of the effects of the change. The Company is in the process of engaging another third-party service provider to run a model validation.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments in this update are elective and apply to all entities that have contracts that reference LIBOR or another reference rate expected to be discontinued. The guidance includes a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. An optional expedient simplifies accounting for contract modifications to loans receivable and debt, by prospectively adjusting the effective interest rate. The amendments in ASU 2020-04 are effective as of March 12, 2020 through December 31, 2022. The Company expects to apply the amendments prospectively for applicable loan and other contracts within the effective period of ASU 2020-04. As of  June 30, 2022, the Company had approximately $43 million in loans with rates tied to LIBOR. The Company is working on modifying each of these existing contracts.

3. Accumulated other comprehensive income

The following tables illustrate the changes in accumulated other comprehensive income by component and the details about the components of accumulated other comprehensive income as of and for the periods indicated:

As of and for the six months ended June 30, 2022
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$179	$-	$179

Other comprehensive loss before reclassifications, net of tax	(42,670)	(18,429)	(61,099)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-	-
Net current-period other comprehensive loss	(42,670)	(18,429)	(61,099)
Ending balance	$(42,491)	$(18,429)	$(60,920)

As of and for the three months ended June 30, 2022
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(42,497)	$-	$(42,497)

Other comprehensive income (loss) before reclassifications, net of tax	6	(18,429)	(18,423)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-	-
Net current-period other comprehensive income (loss)	6	(18,429)	(18,423)
Ending balance	$(42,491)	$(18,429)	$(60,920)

As of and for the six months ended June 30, 2021
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	securities	held-to-maturity	Total
Beginning balance	$8,952	$-	$8,952

Other comprehensive loss before reclassifications, net of tax	(3,621)	-	(3,621)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-	-
Net current-period other comprehensive loss	(3,621)	-	(3,621)
Ending balance	$5,331	$-	$5,331

As of and for the three months ended June 30, 2021
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$1,163	$-	$1,163

Other comprehensive income before reclassifications, net of tax	4,168	-	4,168
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-	-
Net current-period other comprehensive income	4,168	-	4,168
Ending balance	$5,331	$-	$5,331

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

The amortized cost and fair value of investment securities at  June 30, 2022 and December 31, 2021 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
June 30, 2022
Held-to-maturity securities:
Agency - GSE	$79,776	$-	$(4,101)	$75,675
Obligations of states and political subdivisions	142,235	-	(18,464)	123,771

Total held-to-maturity securities	$222,011	$-	$(22,565)	$199,446

Available-for-sale debt securities:
Agency - GSE	$37,023	$3	$(3,270)	$33,756
Obligations of states and political subdivisions	201,566	571	(22,837)	179,300
MBS - GSE residential	268,019	15	(28,268)	239,766

Total available-for-sale debt securities	$506,608	$589	$(54,375)	$452,822

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2021
Available-for-sale debt securities:
Agency - GSE	$119,399	$204	$(2,600)	$117,003
Obligations of states and political subdivisions	360,680	6,708	(2,678)	364,710
MBS - GSE residential	258,674	1,654	(3,061)	257,267

Total available-for-sale debt securities	$738,753	$8,566	$(8,339)	$738,980

The amortized cost and fair value of debt securities at  June 30, 2022 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
Due in one year or less	$-	$-
Due after one year through five years	4,682	4,568
Due after five years through ten years	60,702	57,603
Due after ten years	156,627	137,275
Total held-to-maturity securities	$222,011	$199,446

Available-for-sale securities:
Debt securities:
Due in one year or less	$1,997	$1,999
Due after one year through five years	18,726	17,823
Due after five years through ten years	45,806	39,964
Due after ten years	172,060	153,270

MBS - GSE residential	268,019	239,766
Total available-for-sale debt securities	$506,608	$452,822

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

The following table presents the fair value and gross unrealized losses of debt securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of  June 30, 2022 and December 31, 2021:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

June 30, 2022
Agency - GSE	$64,941	$(3,522)	$44,490	$(3,849)	$109,431	$(7,371)
Obligations of states and political subdivisions	260,199	(36,487)	42,873	(4,814)	303,072	(41,301)
MBS - GSE residential	203,983	(22,712)	35,783	(5,556)	239,766	(28,268)
Total	$529,123	$(62,721)	$123,146	$(14,219)	$652,269	$(76,940)
Number of securities	410		60		470

December 31, 2021
Agency - GSE	$84,308	$(1,460)	$26,516	$(1,140)	$110,824	$(2,600)
Obligations of states and political subdivisions	193,124	(2,662)	12,796	(399)	205,920	(3,061)
MBS - GSE residential	137,495	(2,351)	9,469	(327)	146,964	(2,678)
Total	$414,927	$(6,473)	$48,781	$(1,866)	$463,708	$(8,339)
Number of securities	187		26		213

The Company had 470 debt securities in an unrealized loss position at  June 30, 2022, including 49 agency-GSE securities, 140 MBS – GSE residential securities and 281 municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at  June 30, 2022: 6.31% for agency - GSE, 10.55% for total MBS-GSE residential; and 12.01% for municipals. Sixty of these securities had been in an unrealized loss position in excess of 12 months. Management has no intent to sell any securities in an unrealized loss position as of  June 30, 2022.

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

For all debt securities, as of  June 30, 2022, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and nor any conditions were identified by management that, more likely than not, would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5. Loans and leases

The classifications of loans and leases at  June 30, 2022 and December 31, 2021 are summarized as follows:

(dollars in thousands)	June 30, 2022	December 31, 2021
Commercial and industrial	$219,439	$236,304
Commercial real estate:
Non-owner occupied	317,884	312,848
Owner occupied	259,844	248,755
Construction	19,515	21,147
Consumer:
Home equity installment	51,883	47,571
Home equity line of credit	55,578	54,878
Auto loans	127,590	118,029
Direct finance leases	32,254	26,232
Other	7,450	8,013
Residential:
Real estate	364,957	325,861
Construction	35,677	34,919
Total	1,492,071	1,434,557
Less:
Allowance for loan losses	(16,590)	(15,624)
Unearned lease revenue	(1,766)	(1,429)
Loans and leases, net	$1,473,715	$1,417,504

As of  June 30, 2022, total loans of $1.5 billion were reflected including deferred loan costs of $4.3 million, comprised of $4.4 million in deferred loan costs partially offset by $0.1 million in deferred fee income from Paycheck Protection Program (PPP) loans. As of December 31, 2021, total loans of $1.4 billion were reflected including deferred loan costs of $3.0 million, comprised of $4.2 million in deferred loan costs partially offset by $1.2 million in deferred fee income from PPP loans.

Commercial and industrial (C&I) loan balances were $219.4 million at  June 30, 2022 and $236.3 million at December 31, 2021. The decrease was due to the decrease in PPP loans (net of deferred fees) which declined by $37.5 million to $2.4 million at  June 30, 2022 due to standard forgiveness under the SBA program.  As of  June 30, 2022, the Company increased the balance of C&I loans by $20.5 million (excluding PPP loans) primarily from several large C&I loans originated during the first half of the year.

Direct finance leases include the lease receivable and the guaranteed lease residual. Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease. Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The approximate unpaid principal balance of mortgages serviced for others amounted to $461.6 million as of  June 30, 2022 and $430.9 million as of December 31, 2021. Mortgage servicing rights amounted to $1.8 million and $1.7 million as of  June 30, 2022 and December 31, 2021, respectively.

Management is responsible for conducting the Company’s credit risk evaluation process, which includes credit risk grading of individual commercial and industrial and commercial real estate loans. Commercial and industrial and commercial real estate loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement. That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information, and other information specific to each individual borrower. Upon review, the commercial loan credit risk grade is revised or reaffirmed. The credit risk grades may be changed at any time management feels an upgrade or downgrade may be warranted. The Company utilizes an external independent loan review firm that reviews and validates the credit risk program on at least an annual basis. Results of these reviews are presented to management and the board of directors. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

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

Acquired ASC 310-30 loans that met the criteria for non-accrual of interest prior to acquisition are considered performing upon acquisition, regardless of whether the customer is contractually delinquent if the Company can reasonably estimate the timing and amount of expected cash flows on such loans. Accordingly, the Company does not consider acquired contractually delinquent loans to be non-accruing and continues to recognize accretable yield on these loans which is recognized as interest income on a level yield method over the life of the loan.

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

	For the six months ended June 30,
(dollars in thousands)	2022	2021
Balance at beginning of period	$1,088	$563
Accretable yield on acquired loans	-	-
Reclassification from non-accretable difference	543	162
Accretion of accretable yield	(274)	(193)
Balance at end of period	$1,357	$532

The above table excludes the $269 thousand in non-accretable yield accreted to interest income for the six months ended June 30, 2021.

During the six months ended June 30, 2022, management performed an analysis of all loans acquired from mergers, consistent with and applicable to ASC 310-30 (Purchased Credit Impaired loans – PCI). Five loans had actual payments exceed estimates and one loan had a positive change in collateral value resulting in a $543 thousand reclassification from non-accretable discount to accretable discount. During the six months ended June 30, 2021, two loans had actual payments exceed estimates and three loans had a positive change in collateral value resulting in a $162 thousand reclassification from non-accretable discount to accretable discount.

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

Non-accrual loans

Non-accrual loans, segregated by class, at  June 30, 2022 and December 31, 2021, were as follows:

(dollars in thousands)	June 30, 2022	December 31, 2021
Commercial and industrial	$791	$154
Commercial real estate:
Non-owner occupied	717	478
Owner occupied	1,285	1,570
Consumer:
Home equity installment	-	-
Home equity line of credit	167	97
Auto loans	204	78
Residential:
Real estate	42	572
Total	$3,206	$2,949

The table above excludes $4.7 million and $4.7 million in purchased credit impaired loans, net of unamortized fair value adjustments as of  June 30, 2022 and December 31, 2021, respectively.

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

There were no loans modified in a TDR for the three and six months ended June 30, 2022 and 2021. Of the TDRs outstanding as of June 30, 2022 and 2021, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time. Other than the TDRs that were placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. There were no loans modified as a TDR within the previous twelve months that subsequently defaulted (i.e. 90 days or more past due following a modification) during the three and six months ended June 30, 2022 and 2021.

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

As of June 30, 2022 and 2021, the balance of outstanding TDRs was $1.7 million and $3.1 million, respectively. As of June 30, 2022 and 2021, the allowance for impaired loans that have been modified in a TDR was $49 thousand and $0.7 million, respectively.

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

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
June 30, 2022	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$-	$39	$791	$830	$218,609	$219,439		$-
Commercial real estate:
Non-owner occupied	-	-	717	717	317,167	317,884		-
Owner occupied	-	-	1,285	1,285	258,559	259,844		-
Construction	-	-	-	-	19,515	19,515		-
Consumer:
Home equity installment	61	16	-	77	51,806	51,883		-
Home equity line of credit	41	-	167	208	55,370	55,578		-
Auto loans	615	79	253	947	126,643	127,590		49
Direct finance leases	305	-	-	305	30,183	30,488	(2)	-
Other	7	5	-	12	7,438	7,450		-
Residential:
Real estate	-	-	42	42	364,915	364,957		-
Construction	-	-	-	-	35,677	35,677		-
Total	$1,029	$139	$3,255	$4,423	$1,485,882	$1,490,305		$49

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.8 million. (3) Includes net deferred loan costs of $4.3 million.

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2021	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$-	$4	$154	$158	$236,146	$236,304		$-
Commercial real estate:
Non-owner occupied	-	675	478	1,153	311,695	312,848		-
Owner occupied	-	-	1,570	1,570	247,185	248,755		-
Construction	-	-	-	-	21,147	21,147		-
Consumer:
Home equity installment	87	32	-	119	47,452	47,571		-
Home equity line of credit	-	-	97	97	54,781	54,878		-
Auto loans	410	45	78	533	117,496	118,029		-
Direct finance leases	173	38	64	275	24,528	24,803	(2)	64
Other	49	17	-	66	7,947	8,013		-
Residential:
Real estate	-	452	572	1,024	324,837	325,861		-
Construction	-	-	-	-	34,919	34,919		-
Total	$719	$1,263	$3,013	$4,995	$1,428,133	$1,433,128		$64

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.4 million. (3) Includes net deferred loan costs of $3.0 million.

Impaired loans

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
June 30, 2022
Commercial and industrial	$822	$791	$-	$791	$211
Commercial real estate:
Non-owner occupied	1,102	126	976	1,102	5
Owner occupied	2,877	1,202	1,056	2,258	367
Consumer:
Home equity installment	33	-	-	-	-
Home equity line of credit	211	-	167	167	-
Auto loans	255	145	59	204	23
Residential:
Real estate	89	-	42	42	-
Total	$5,389	$2,264	$2,300	$4,564	$606

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2021
Commercial and industrial	$218	$18	$136	$154	$18
Commercial real estate:
Non-owner occupied	2,470	1,674	796	2,470	474
Owner occupied	3,185	1,802	762	2,564	763
Consumer:
Home equity installment	33	-	-	-	-
Home equity line of credit	137	-	97	97	-
Auto loans	98	10	68	78	4
Residential:
Real estate	699	-	572	572	-
Total	$6,840	$3,504	$2,431	$5,935	$1,259

At  June 30, 2022, impaired loans totaled $4.6 million consisting of $1.4 million in accruing TDRs and $3.2 million in non-accrual loans. At December 31, 2021, impaired loans totaled $5.9 million consisting of $3.0 million in accruing TDRs and $2.9 million in non-accrual loans. As of  June 30, 2022, the non-accrual loans included one TDR totaling $0.4 million compared with three TDRs to two unrelated borrowers totaling $0.6 million as of December 31, 2021.

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

	For the six months ended
	June 30, 2022			June 30, 2021
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$329	$-	$-	$454	$2	$-
Commercial real estate:
Non-owner occupied	1,958	52	-	2,703	61	-
Owner occupied	2,043	53	-	1,766	20	-
Construction	-	-	-	-	-	-
Consumer:
Home equity installment	11	-	-	39	4	-
Home equity line of credit	133	-	-	325	20	-
Auto loans	108	3	-	40	-	-
Direct finance leases	-	-	-	-	-	-
Other	-	-	-	-	-	-
Residential:
Real estate	430	39	-	708	-	-
Construction	-	-	-	-	-	-
Total	$5,012	$147	$-	$6,035	$107	$-

Average recorded investment refers to the five (5) quarter average of impaired loans preceding the reporting period.

	For the three months ended
	June 30, 2022			June 30, 2021
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$420	$-	$-	$449	$2	$-
Commercial real estate:
Non-owner occupied	983	6	-	2,789	39	-
Owner occupied	2,270	27	-	1,827	16	-
Construction	-	-	-	-	-	-
Consumer:
Home equity installment	2	-	-	27	-	-
Home equity line of credit	169	-	-	209	16	-
Auto loans	188	1	-	26	-	-
Direct finance leases	-	-		-	-	-
Other	-	-	-	-	-	-
Residential:
Real estate	89	14	-	709	-	-
Construction	-	-	-	-	-	-
Total	$4,121	$48	$-	$6,036	$73	$-

Average recorded investment refers to the two (2) quarter average of impaired loans preceding the reporting period.

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

The following table presents loans including $4.3 million and $3.0 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of  June 30, 2022 and December 31, 2021, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

	June 30, 2022
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$217,450	$288	$1,701	$-	$219,439
Commercial real estate - non-owner occupied	297,420	16,592	3,872	-	317,884
Commercial real estate - owner occupied	246,289	5,728	7,827	-	259,844
Commercial real estate - construction	19,515	-	-	-	19,515
Total commercial	$780,674	$22,608	$13,400	$-	$816,682

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	June 30, 2022
(dollars in thousands)	Performing	Non-performing	Total
Consumer
Home equity installment	$51,883	$-	$51,883
Home equity line of credit	55,411	167	55,578
Auto loans	127,337	253	127,590
Direct finance leases (1)	30,488	-	30,488
Other	7,450	-	7,450
Total consumer	272,569	420	272,989
Residential
Real estate	364,915	42	364,957
Construction	35,677	-	35,677
Total residential	400,592	42	400,634
Total consumer & residential	$673,161	$462	$673,623

(1)Net of unearned lease revenue of $1.8 million.

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

Management applies two primary components during the loan review process to determine proper allowance levels. The two components are a specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated. The methodology to analyze the adequacy of the allowance for loan losses is as follows:

■	identification of specific impaired loans by loan category;
■	identification of specific loans that are not impaired, but have an identified potential for loss;
■	calculation of specific allowances where required for the impaired loans based on collateral and other objective and quantifiable evidence;
■	determination of loans with similar credit characteristics within each class of the loan portfolio segment and eliminating the impaired loans;
■	application of historical loss percentages (trailing twelve-quarter average) to pools to determine the allowance allocation;
■	application of qualitative factor adjustment percentages to historical losses for trends or changes in the loan portfolio.
■	Qualitative factor adjustments include:
o	levels of and trends in delinquencies and non-accrual loans;
o	levels of and trends in charge-offs and recoveries;
o	trends in volume and terms of loans;
o	changes in risk selection and underwriting standards;
o	changes in lending policies and legal and regulatory requirements;
o	experience, ability and depth of lending management;
o	national and local economic trends and conditions; and
o	changes in credit concentrations.

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

Information related to the change in the allowance and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the six months ended June 30, 2022
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,204	$7,422	$2,404		$3,508	$86	$15,624
Charge-offs	(31)	(1)	(136)		-	-	(168)
Recoveries	4	28	50		2	-	84
Provision	568	(486)	452		527	(11)	1,050
Ending balance	$2,745	$6,963	$2,770		$4,037	$75	$16,590
Ending balance: individually evaluated for impairment	$211	$372	$23		$-	$-	$606
Ending balance: collectively evaluated for impairment	$2,534	$6,591	$2,747		$4,037	$75	$15,984
Loans Receivables:
Ending balance (2)	$219,439	$597,243	$272,989	(1)	$400,634	$-	$1,490,305
Ending balance: individually evaluated for impairment	$791	$3,360	$371		$42	$-	$4,564
Ending balance: collectively evaluated for impairment	$218,648	$593,883	$272,618		$400,592	$-	$1,485,741

(1) Net of unearned lease revenue of $1.8 million. (2) Includes $4.3 million of net deferred loan costs.

As of and for the three months ended June 30, 2022
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,780	$6,822	$2,547	$3,851	$81	$16,081
Charge-offs	(31)	-	(42)	-	-	(73)
Recoveries	2	19	36	-	-	57
Provision	(6)	122	229	186	(6)	525
Ending balance	$2,745	$6,963	$2,770	$4,037	$75	$16,590

As of and for the year ended December 31, 2021
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,407	$6,383	$2,552		$2,781	$79	$14,202
Charge-offs	(130)	(491)	(206)		(162)	-	(989)
Recoveries	23	250	138		-	-	411
Provision	(96)	1,280	(80)		889	7	2,000
Ending balance	$2,204	$7,422	$2,404		$3,508	$86	$15,624
Ending balance: individually evaluated for impairment	$18	$1,237	$4		$-	$-	$1,259
Ending balance: collectively evaluated for impairment	$2,186	$6,185	$2,400		$3,508	$86	$14,365
Loans Receivables:
Ending balance (2)	$236,304	$582,750	$253,294	(1)	$360,780	$-	$1,433,128
Ending balance: individually evaluated for impairment	$154	$5,034	$175		$572	$-	$5,935
Ending balance: collectively evaluated for impairment	$236,150	$577,716	$253,119		$360,208	$-	$1,427,193

(1) Net of unearned lease revenue of $1.4 million. (2) Includes $3.0 million of net deferred loan costs.

As of and for the six months ended June 30, 2021
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,407	$6,383	$2,552	$2,781	$79	$14,202
Charge-offs	(106)	(132)	(82)	(43)	-	(363)
Recoveries	15	235	56	-	-	306
Provision	8	742	(29)	332	47	1,100
Ending balance	$2,324	$7,228	$2,497	$3,070	$126	$15,245

As of and for the three months ended June 30, 2021
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,342	$7,080	$2,415	$2,915	$87	$14,839
Charge-offs	(99)	(8)	(54)	-	-	(161)
Recoveries	11	224	32	-	-	267
Provision	70	(68)	104	155	39	300
Ending balance	$2,324	$7,228	$2,497	$3,070	$126	$15,245

Direct finance leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and subsequent related updates to revise the accounting for leases. Lessor accounting was largely unchanged as a result of the standard. Additional disclosures required under the standard are included in this section and in Footnote 12, “Leases”.

The Company originates direct finance leases through two automobile dealerships. The carrying amount of the Company’s lease receivables, net of unearned income, was $8.8 million and $7.7 million as of  June 30, 2022 and December 31, 2021, respectively. The residual value of the direct finance leases is fully guaranteed by the dealerships. Residual values amounted to $21.7 million and $17.1 million at  June 30, 2022 and December 31, 2021, respectively, and are included in the carrying value of direct finance leases.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2022	$3,794
2023	9,446
2024	9,521
2025	8,612
2026	881
2027 and thereafter	-
Total future minimum lease payments receivable	32,254
Less: Unearned income	(1,766)
Undiscounted cash flows to be received	$30,488

6. Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards. The Company maintains one active share-based compensation plan that may generate additional potentially dilutive common shares. For granted and unexercised stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued SSARs were exercised and converted into common stock. As of the three and six months ended June 30, 2022, there were 17,094 and 20,406 potentially dilutive shares related to issued and unexercised SSARs compared to 29,718 and 30,828 for the same 2021 periods, respectively. The calculation did not include 50,014 unexercised SSARs that could potentially dilute earnings per share but their effect was antidilutive as of the three and six months ended  June 30, 2022. For restricted stock, dilution would occur from the Company’s previously granted but unvested shares. There were 10,360 and 12,042 potentially dilutive shares related to unvested restricted share grants as of the three and six months ended June 30, 2022 compared to 10,351 and 10,700 for the same 2021 periods, respectively.  The calculation did not include 41,148 and 25,221 weighted average unvested restricted shares that could potentially dilute earnings per share but their effect was antidilutive as of the three and six months ended  June 30, 2022.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$7,664	$5,696	$15,187	$11,363
Weighted-average common shares outstanding	5,658,854	4,995,658	5,657,033	4,993,226
Basic EPS	$1.35	$1.14	$2.68	$2.28

Diluted EPS:
Net income available to common shareholders	$7,664	$5,696	$15,187	$11,363
Weighted-average common shares outstanding	5,658,854	4,995,658	5,657,033	4,993,226
Potentially dilutive common shares	27,454	40,069	32,448	41,528
Weighted-average common and potentially dilutive shares outstanding	5,686,308	5,035,727	5,689,481	5,034,754
Diluted EPS	$1.35	$1.13	$2.67	$2.26

7. Stock plans

The Company has one stock-based compensation plan (the stock compensation plan) from which it can grant stock-based compensation awards and applies the fair value method of accounting for stock-based compensation provided under current accounting guidance. The guidelines require the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. The Company’s stock compensation plan was shareholder-approved and permits the grant of share-based compensation awards to its employees and directors. The Company believes that the stock-based compensation plan will advance the development, growth and financial condition of the Company by providing incentives through participation in the appreciation in the value of the Company’s common stock. In return, the Company hopes to secure, retain and motivate the employees and directors who are responsible for the operation and the management of the affairs of the Company by aligning the interest of its employees and directors with the interest of its shareholders. In the stock compensation plan, employees and directors are eligible to be awarded stock-based compensation grants which can consist of stock options (qualified and non-qualified), stock appreciation rights (SARs) and restricted stock.

At the 2022 annual shareholders' meeting, the Company's shareholders approved and the Company adopted the 2022 Omnibus Stock Incentive Plan which replaced the 2012 Omnibus Stock Incentive Plan and the 2012 Director Stock Incentive Plan (collectively, the 2012 stock incentive plans). Unless terminated by the Company’s board of directors, the 2022 stock incentive plans will expire on and no stock-based awards shall be granted after the year 2032.

In the 2022 stock incentive plan, the Company has reserved 500,000 shares of its no-par common stock for future issuance. The Company recognizes share-based compensation expense over the requisite service or vesting period. Since 2019, the Company has approved a Long-Term Incentive Plan (LTIP) each year that awarded restricted stock and/or stock-settled stock appreciation rights (SSARs) to senior officers and managers based on the attainment of performance goals. The SSAR awards have a ten year term from the date of each grant.

During the first quarter of 2022, the Company approved a LTIP and awarded restricted stock to senior officers and managers in February 2022 based on 2021 performance.

During the first quarter of 2021, the Company approved a LTIP and awarded restricted stock to senior officers and managers in February and March 2021 based on 2020 performance.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended June 30, 2022 and 2021 under the 2022 and 2012 stock incentive plans:

	June 30, 2022			June 30, 2021
			Weighted-			Weighted-
	Shares		average grant	Shares		average grant
	granted		date fair value	granted		date fair value

Director plan	18,000	(2)	$49.85	12,500	(2)	$52.00
Omnibus plan	16,520	(3)	49.85	13,552	(3)	52.00
Omnibus plan	50	(1)	35.91	50	(1)	58.17
Omnibus plan	-			36	(3)	58.17
Total	34,570		$49.83	26,138		$52.02

(1) Vest after 1 year (2) Vest after 3 years – 33% each year (3) Vest fully after 3 years

The fair value of the shares granted in 2022 and 2021 was calculated using the grant date stock price.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2021	14,920	28,123	43,043	53.20
Granted	18,000	16,570	34,570	49.83
Forfeited	-	(1,533)	(1,533)	52.26
Vested	(9,048)	(2,493)	(11,541)	52.84
Non-vested balance at June 30, 2022	23,872	40,667	64,539	$51.48

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2021	94,332	9.66	5.5
Granted	-
Exercised	-
Forfeited	-
Outstanding June 30, 2022	94,332	$9.66	5.0

Of the SSARs outstanding at June 30, 2022, all SSARs vested and were exercisable.

There were no SSARs exercised during the first half of 2022. During the first half of 2021, there were 2,932 SSARs exercised. The intrinsic value recorded for these SSARs was $10,190. The tax deduction realized from the exercise of these SSARs was $125,810 resulting in a tax benefit of $26,420.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three and six months ended June 30, 2022 and 2021 and the unrecognized stock-based compensation expense as of June 30, 2022:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Stock-based compensation expense:
Director stock incentive plan	$263	$94	$372	$169
Omnibus stock incentive plan	150	157	315	314
Employee stock purchase plan	-	-	32	44
Total stock-based compensation expense	$413	$251	$719	$527

In addition, during the six months ended June 30, 2021, the Company reversed accruals of ($10 thousand) in stock-based compensation expense for restricted stock and SSARs awarded under the Omnibus Plan.

As of
(dollars in thousands)	June 30, 2022
Unrecognized stock-based compensation expense:
Director plan	$1,024
Omnibus plan	1,212
Total unrecognized stock-based compensation expense	$2,236

The unrecognized stock-based compensation expense as of June 30, 2022 will be recognized ratably over the periods ended February 2025 and February 2025 for the Director Plan and the Omnibus Plan, respectively.

In addition to the 2012 stock incentive plans, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined. As of June 30, 2022, 94,533 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

During the second quarter of 2022, the Company announced that the Board of Directors approved a plan to purchase, in open market and privately negotiated transactions, up to 3% of its outstanding common stock. As of June 30, 2022, the Company had repurchased 10,294 shares of common stock at an average price of $37.68 under the treasury stock repurchase plan.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

June 30, 2022
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$109,125	$109,125	$109,125	$-	$-
Held-to-maturity securities	222,011	199,446	-	199,446	-
Available-for-sale debt securities	452,822	452,822	-	452,822	-
Restricted investments in bank stock	3,622	3,622	-	3,622	-
Loans and leases, net	1,473,715	1,391,043	-	-	1,391,043
Loans held-for-sale	4,011	4,061	-	4,061	-
Accrued interest receivable	7,909	7,909	-	7,909	-
Interest rate swaps	111	111	-	111	-
Financial liabilities:
Deposits with no stated maturities	2,092,516	2,092,516	-	2,092,516	-
Time deposits	125,108	122,042	-	122,042	-
Short-term borrowings	10	10	-	10	-
Secured borrowings	7,736	7,135	-	-	7,135
Accrued interest payable	123	123	-	123	-
Interest rate swaps	111	111	-	111	-

December 31, 2021
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$96,877	$96,877	$96,877	$-	$-
Available-for-sale debt securities	738,980	738,980	-	738,980	-
Restricted investments in bank stock	3,206	3,206	-	3,206	-
Loans and leases, net	1,417,504	1,404,103	-	-	1,404,103
Loans held-for-sale	31,727	32,013	-	32,013	-
Accrued interest receivable	7,526	7,526	-	7,526	-
Financial liabilities:
Deposits with no stated maturities	2,031,072	2,031,072	-	2,031,072	-
Time deposits	138,793	138,291	-	138,291	-
Secured borrowings	10,620	10,690	-	-	10,690
Accrued interest payable	155	155	-	155	-

The carrying value of short-term financial instruments, as listed below, approximates their fair value. These instruments generally have limited credit exposure, no stated or short-term maturities, carry interest rates that approximate market and generally are recorded at amounts that are payable on demand:

●	Cash and cash equivalents;
●	Non-interest bearing deposit accounts;
●	Savings, interest-bearing checking and money market accounts and
●	Short-term borrowings.

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

Interest rate swaps: Fair values on investment securities are determined by prices provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$33,756	$-	$33,756	$-
Obligations of states and political subdivisions	179,300	-	179,300	-
MBS - GSE residential	239,766	-	239,766	-
Total available-for-sale debt securities	$452,822	$-	$452,822	$-

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$117,003	$-	$117,003	$-
Obligations of states and political subdivisions	364,710	-	364,710	-
MBS - GSE residential	257,267	-	257,267	-
Total available-for-sale debt securities	$738,980	$-	$738,980	$-

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

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending  June 30, 2022 and December 31, 2021, respectively.

The following table illustrates the financial instruments newly measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at June 30, 2022	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,658	$-	$-	$1,658
Other real estate owned	128	-	-	128
Total	$1,786	$-	$-	$1,786

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2021	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,245	$-	$-	$2,245
Other real estate owned	198	-	-	198
Total	$2,443	$-	$-	$2,443

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

At  June 30, 2022 and December 31, 2021, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -23.02% and -23.02% and from -33.08% to -47.66%, respectively. The weighted average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -23.02% as of June 30, 2022 and -44.50% as of December 31, 2021, respectively. Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed. Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable. Appraisals form the basis for determining the net realizable value from these properties. Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business. Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions. Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs. These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions. At  June 30, 2022 and December 31, 2021, the discounts applied to the appraised values of ORE ranged from -24.61% to -77.60% and from -20.16% to -77.60%, respectively. As of  June 30, 2022 and December 31, 2021, the weighted average of discount to the appraisal values of ORE amounted to -34.85% and -28.21%, respectively.

At  June 30, 2022 and December 31, 2021, there were no other repossessed assets. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.

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

In accordance with the terms of the Reorganization Agreement, on July 1, 2021 each share of Landmark common stock was converted into the right to receive 0.272 shares of the Company’s common stock and $3.26 in cash. As a result of the acquisition, the Company issued 647,990 shares of its common stock, valued at $35.1 million, and $7.8 million in cash based upon $54.10, the determined market price of the Company’s common stock in accordance with the Reorganization Agreement. The results of the combined entity’s operations are included in the Company’s Consolidated Financial Statements from the date of acquisition. The acquisition of Landmark was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at estimated fair values on the acquisition date.

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

Merger-related expenses

The Company did not incur any merger-related expenses for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, the Company incurred $0.4 million and $0.9 million in merger-related expenses related to the merger with Landmark, primarily consisting of professional fee expenses.

10. Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers. The policies are recorded at their cash surrender values. Increases in cash surrender values are included in non-interest income in the consolidated statements of income. As a result of the acquisition of Landmark, the Company added BOLI with a value of $7.2 million during 2021. The policies’ cash surrender value totaled $53.4 million and $52.7 million, respectively, as of  June 30, 2022 and December 31, 2021 and is reflected as an asset on the consolidated balance sheets. For the six months ended June 30, 2022 and 2021, the Company has recorded income of $638 thousand and $573 thousand, respectively.

Officer Life Insurance

In 2017, the Bank entered into separate split dollar life insurance arrangements (Split Dollar Agreements) with eleven officers. This plan provides each officer a specified death benefit should the officer die while in the Bank’s employ. The Bank paid the insurance premiums in March 2017 and the arrangements were effective in March 2017. In March 2019, the Bank entered into a new Split Dollar Agreement with one officer. In January 2021, the Bank entered into Split Dollar Agreements with fifteen officers. The Bank owns the policies and all cash values thereunder. Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary. As of June 30, 2022, the policies had total death benefits of $53.4 million of which $7.8 million would have been paid to the officer’s beneficiaries and the remaining $45.6 million would have been paid to the Bank. In addition, four executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met. As of  June 30, 2022 and December 31, 2021, the Company had a balance in accrued expenses of $235 thousand and $200 thousand for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement. On March 20, 2019, the Bank entered into a SERP Agreement with one officer, pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2019 until normal retirement age. As a result of the acquisition of Landmark, the Company added $1.0 million in accrued SERP expenses to the consolidated balance sheets. As of  June 30, 2022 and December 31, 2021, the Company had a balance in accrued expenses of $3.8 million and $3.6 million in connection with the SERP.

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

●

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

●

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

●

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

●

Fees from financial services – Financial service fees represent fees charged by the Company for the performance obligation of providing various services for an investment account. Revenue is recognized twice monthly for fees on sales transactions and on a monthly basis for advisory fees and quarterly for trail fees.

●

Gain/loss on ORE sales – Gain/loss on the sale of ORE is recognized at the closing date when the sales proceeds are received. In seller-financed ORE transactions, the contract is made subject to our normal underwriting standards and pricing. The Company does not have any obligation or right to repurchase any sales of ORE.

Contract balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before the payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity already received payment (or payment is due) from the customer. The Company’s non-interest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company typically does not enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of  June 30, 2022 and December 31, 2021, the Company did not have any significant contract balances.

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

The Company’s operating leases, where the Company is lessee, include property, land and equipment. As of June 30, 2022, ten of the Company’s branch properties and one future branch were leased under operating leases. In four of the branch leases, the Company leases the land from an unrelated third party, and the buildings are the Company’s own capital improvement. The Company also leases three standalone ATMs under operating leases. Additionally, the Company has one property lease and four equipment leases classified as finance leases. The Company acquired a leased property classified as a finance lease with a fair value of $1.2 million from the Landmark merger during 2021.

The following is an analysis of the leased property under finance leases:

(dollars in thousands)	June 30, 2022	December 31, 2021

Property and equipment	$1,695	$1,673
Less accumulated depreciation and amortization	(485)	(366)
Leased property under finance leases, net	$1,210	$1,307

The following is a schedule of future minimum lease payments under finance leases together with the present value of the net minimum lease payments as of June 30, 2022:

(dollars in thousands)	Amount

2022	$127
2023	227
2024	171
2025	161
2026	150
2027 and thereafter	462
Total minimum lease payments (a)	1,298
Less amount representing interest (b)	(72)
Present value of net minimum lease payments	$1,226

(a)	The future minimum lease payments have not been reduced by estimated executory costs (such as taxes and maintenance) since this amount was deemed immaterial by management.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate upon lease inception.

As of June 30, 2022, the Company leased its Green Ridge, Pittston, Peckville, Back Mountain, Mountain Top, Abington, Nazareth, Easton, Bethlehem and Wyoming branches under the terms of operating leases. During 2021, the Company entered into a new lease for the Bethlehem branch which will be relocated in 2022. Common area maintenance is included in variable lease payments in the table below. The Abington branch has variable lease payments which are calculated as a percentage of the national prime rate of interest and are expensed as incurred. The Bethlehem and Easton branches have variable lease payments that increase annually and are expensed as incurred.

(dollars in thousands)	June 30, 2022	June 30, 2021
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$119	$47
Interest on lease liabilities	11	3
Operating lease cost	366	291
Short-term lease cost	74	16
Variable lease cost	15	2
Total lease cost	$585	$359

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$11	$3
Operating cash flows from operating leases (Fixed payments)	$303	$269
Operating cash flows from operating leases (Liability reduction)	$152	$147
Financing cash flows from finance leases	$116	$47
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-
Weighted-average remaining lease term - finance leases (in years)	6.82	2.65
Weighted average remaining lease term - operating leases (in years)	21.08	20.94
Weighted-average discount rate - finance leases	1.75%	2.48%
Weighted-average discount rate - operating leases	3.39%	3.57%

During the first six months of 2022, $568 thousand of the total lease cost is included in premises and equipment expense and $17 thousand is included in other expenses on the consolidated statements of income. Operating lease expense is recognized on a straight-line basis over the lease term. We recognized both the interest expense and amortization expense for finance leases in premises and equipment expense since the interest expense portion was immaterial.

The future minimum lease payments for the Company’s branch network and equipment under operating leases that have lease terms in excess of one year as of June 30, 2022 are as follows:

(dollars in thousands)	Amount

2022	$311
2023	618
2024	614
2025	622
2026	630
2027 and thereafter	10,590
Total future minimum lease payments	13,385
Plus variable payment adjustment	184
Less amount representing interest	(4,092)
Present value of net future minimum lease payments	$9,477

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

(dollars in thousands)	Amount

2022	$67
2023	48
2024	51
2025	54
2026	54
2027 and thereafter	27
Total lease payments to be received	$301

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

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Lease income - direct finance leases
Interest income on lease receivables	$267	$205	$491	$395

Lease income - operating leases	62	77	120	128
Total lease income	$329	$282	$611	$523

13. Derivative Instruments

The Company is a party to interest rate derivatives that are not designated as hedging instruments. The Company enters into interest rate swaps that allow certain commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third-party financial institution, such that the Company minimizes its net interest rate risk exposure resulting from such transactions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities). As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however there may be fair value adjustments related to credit-quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. The Company had $1 million in investment securities pledged as collateral on its interest rate swaps with a third-party financial institution as of June 30, 2022. There were no interest rate swaps as of December 31, 2021.

		Weighted
	Notional	Average Maturity	Interest Rate	Interest Rate
(dollars in thousands)	Amount	(Years)	Paid	Received	Fair Value
June 30, 2022
Classified in Other assets:
Customer interest rate swaps	$2,000	15.42	30 Day SOFR + Margin	Fixed	$111
Classified in Accrued interest payable and other liabilities:
Third party interest rate swaps	$2,000	15.42	Fixed	30 Day SOFR + Margin	$111

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of June 30, 2022 compared to December 31, 2021 and a comparison of the results of operations for the three and six months ended June 30, 2022 and 2021. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2021 Annual Report filed on Form 10-K.

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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

■	local, regional and national economic conditions and changes thereto;
■	the short-term and long-term effects of inflation, and rising costs to the Company, its customers and on the economy;
■

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

■	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
■

the impact of new or changes in existing laws and regulations, including laws and regulations concerning taxes, banking, securities and insurance and their application with which the Company and its subsidiaries must comply;

■	impacts of the capital and liquidity requirements of the Basel III standards and other regulatory pronouncements, regulations and rules;
■	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
■	effects of short- and long-term federal budget and tax negotiations and their effect on economic and business conditions;
■	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;
■

the risks of changes and volatility of interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;

■

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

■	technological changes;
■

the interruption or breach in security of our information systems, continually evolving cybersecurity and other technological risks and attacks resulting in failures or disruptions in customer account management, general ledger processing and loan or deposit updates and potential impacts resulting therefrom including additional costs, reputational damage, regulatory penalties, and financial losses;

■	acquisitions and integration of acquired businesses;
■	the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities;
■	inflation, securities markets and monetary fluctuations and volatility;
■	acts of war or terrorism;
■	disruption of credit and equity markets; and
■	the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties, and Eastern Pennsylvania, primarily Northampton County. The Federal Open Market Committee (FOMC) increased interest rates by 25 basis points in March 2022 in the first “tightening” move since December 2018 followed by increases of 50 basis points and 75 basis points in May 2022 and June 2022, respectively. The FOMC increased interest rates another 75 basis points in July 2022, totaling 225 basis points increase thus far during 2022, and communicated inflation fighting expectations of further increases during the remainder of this year. According to the U.S. Bureau of Labor Statistics, the national unemployment rate for June 2022 was 3.6%, down 0.3 percentage points from December 2021. However, the unemployment rates in the Scranton - Wilkes-Barre – Hazleton (market area north) and the Allentown – Bethlehem – Easton (market area south) Metropolitan Statistical Areas (local) increased and have remained at higher levels than the national unemployment rate. The local unemployment rates at June 30, 2022 were 5.5% in market area north and 4.4% in market area south, respectively, an increase of 0.2 percentage points and 0.1 percentage point from the 5.3% and 4.3%, respectively, at December 31, 2021. Stimulus payments and enhanced unemployment benefits supported the economy throughout 2020 and 2021 and it is uncertain if the government could continue to provide this support in the future. The median home values in the Scranton-Wilkes-Barre-Hazleton metro and Allentown-Bethlehem-Easton metro increased 19.7% and 15.6%, respectively, from a year ago, according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets. In light of these expectations, we are uncertain if real estate values could continue to increase at these levels with the rising rate environment, however we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

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

For the six months ended June 30, 2022, net income was $15.2 million, or $2.67 diluted earnings per share, compared to $11.4 million, or $2.26 diluted earnings per share, for the six months ended June 30, 2021. Non-recurring merger-related costs and Federal Home Loan Bank (FHLB) prepayment penalties incurred are not a part of the Company’s normal operations. If these expenses had not occurred, adjusted net income (non-GAAP) for the six months ended June 30, 2022 and 2021 would have been $15.2 million and $12.5 million, respectively. Adjusted diluted EPS (non-GAAP) would have been $2.67 and $2.49 for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022 and December 31, 2021, tangible common book value per share (non-GAAP) was $24.99 and $33.68, respectively. The decrease in tangible book value was due to the decline in tangible common equity resulting from the after tax net unrealized losses on available-for-sale securities. These non-GAAP measures should be reviewed in connection with the reconciliation of these non-GAAP ratios. See “Non-GAAP Financial Measures” located below within this management’s discussion and analysis.

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

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at June 30, 2022 and 2021.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest income (GAAP)	$19,065	$14,167	$37,244	$28,507
Adjustment to FTE	682	487	1,350	903
Interest income adjusted to FTE (non-GAAP)	19,747	14,654	38,594	29,410
Interest expense (GAAP)	920	841	1,807	1,731
Net interest income adjusted to FTE (non-GAAP)	$18,827	$13,813	$36,787	$27,679

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$12,800	$10,851	$25,454	$22,307

Net interest income (GAAP)	18,145	13,326	35,437	26,776
Plus: taxable equivalent adjustment	682	487	1,350	903
Non-interest income (GAAP)	4,256	4,577	8,810	10,093
Net interest income (FTE) plus non-interest income (non-GAAP)	$23,083	$18,390	$45,597	$37,772
Efficiency ratio (non-GAAP)	55.45%	59.01%	55.82%	59.06%

The following table provides a reconciliation of the tangible common equity (non-GAAP) and the calculation of tangible book value per share:

(dollars in thousands)	June 30, 2022	June 30, 2021
Tangible Book Value per Share (non-GAAP)
Total assets (GAAP)	$2,414,940	$1,949,233
Less: Intangible assets, primarily goodwill	(21,360)	(8,613)
Tangible assets	2,393,580	1,940,620
Total shareholders' equity (GAAP)	162,619	172,185
Less: Intangible assets, primarily goodwill	(21,360)	(8,613)
Tangible common equity	$141,259	$163,572

Common shares outstanding, end of period	5,651,777	4,995,713
Tangible Common Book Value per Share	$24.99	$32.74

The following table provides a reconciliation of the Company’s earnings results under GAAP to comparative non-GAAP results excluding merger-related expenses:

	Six months ended
	June 30, 2022				June 30, 2021
(dollars in thousands except per share data)	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share
Results of operations (GAAP)	$17,743	$2,556	$15,187	$2.67	$13,462	$2,099	$11,363	$2.26
Add: Merger-related expenses	-	-	-	-	942	52	890	0.17
Add: FHLB prepayment penalty	-	-	-	-	369	78	291	0.06
Adjusted earnings (non-GAAP)	$17,743	$2,556	$15,187	$2.67	$14,773	$2,229	$12,544	$2.49

	Three months ended
	June 30, 2022				June 30, 2021
(dollars in thousands except per share data)	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share
Results of operations (GAAP)	$9,076	$1,412	$7,664	$1.35	$6,752	$1,056	$5,696	$1.13
Add: Merger-related expenses	-	-	-	-	419	44	375	0.08
Adjusted earnings (non-GAAP)	$9,076	$1,412	$7,664	$1.35	$7,171	$1,100	$6,071	$1.21

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

Comparison of the results of operations

three and six months ended June 30, 2022 and 2021

Overview

For the second quarter of 2022, the Company generated net income of $7.7 million, or $1.35 per diluted share, compared to $5.7 million, or $1.13 per diluted share, for the second quarter of 2021. The $2.0 million increase in net income was primarily the result of $4.8 million higher net interest income. This increase was partially offset by $1.9 million more non-interest expenses, $0.3 million less in non-interest income and a $0.2 million increase in the provision for loan losses. Non-interest expenses increased quarter over-quarter primarily due to the increased bank scale following the Landmark merger.  In the year-to-date comparison, net income increased by $3.8 million to $15.2 million, or $2.67 per diluted share, from $11.4 million, or $2.26 per diluted share.  The $8.7 million growth in net interest income was enough to offset $3.1 million higher non-interest expenses and $1.3 million lower non-interest income year-over-year.

Return on average assets (ROA) was 1.29% and 1.20% for the second quarters of 2022 and 2021, respectively, and 1.28% and 1.24% for the six months ended June 30, 2022 and 2021, respectively. During the same time periods, return on average shareholders’ equity (ROE) was 18.16% and 13.63%, respectively, and 16.45% and 13.68%, respectively. ROA and ROE both increased due to the growth in net income relative to the increase in average assets and equity for the quarter and year-to-date comparisons.

Net interest income and interest sensitive assets / liabilities

For the second quarter of 2022, net interest income increased $4.8 million, or 36%, to $18.1 million from $13.3 million for the second quarter of 2021 due to increased interest income. The $4.9 million growth in interest income was produced by the addition of $472.8 million in average interest-earning assets supplemented by the effect of a 21 basis point increase in FTE yields earned on those assets. The loan portfolio contributed the most to this growth by providing $3.6 million more in interest income, which absorbed $0.6 million lower fees earned under the Paycheck Protection Program (PPP), due to $332.3 million more in average loans. Interest income on loans also included $0.5 million in additional fair value purchase accounting accretion. In the investment portfolio, an increase in the average balances of each type of securities was the biggest driver of interest income growth. The average balance of total securities grew $249.0 million earning nine basis points higher FTE yields which produced $1.5 million in additional FTE interest income. On the liability side, total interest-bearing liabilities grew $339.5 million, on average, with a four basis point decrease in rates paid thereon. A $329.8 million higher average balance of interest-bearing deposits offset the three basis point decrease in rates paid on deposits resulting in $0.1 million more interest expense on deposits for the second quarter of 2022 compared to the 2021 like period.

Net interest income increased $8.7 million, or 32%, from $26.7 million for the six months ended June 30, 2021 to $35.4 million for the six months ended June 30, 2022, due to $8.7 million higher interest income while interest expense remained relatively flat.  Total average interest-earning assets increased $551.2 million resulting in $9.2 million of growth in FTE interest income.  In the loan portfolio, the Company experienced average balance growth of $318.9 million which had the effect of producing $5.8 million more interest income, despite $1.7 million less in fees earned under the Paycheck Protection Program (PPP) and a 13 basis point reduction in FTE yields during the first half of 2022.  Interest income on loans also included $0.9 million in additional fair value purchase accounting accretion during the first half of 2022. The average balance of the investment portfolio grew $296.3 million supplemented by a five basis point increase in yields which resulted in $3.3 million in additional FTE interest income.  On the liability side, total interest-bearing liabilities grew $393.1 million on average with a six basis point decrease in rates paid on these interest-bearing liabilities.  Growth in average interest-bearing deposits of $384.8 million was partially offset by a six basis point decrease in the rates paid on deposits increasing interest expense by less than $0.1 million.

The FTE net interest rate spread increased by 25 and 4 basis points and margin increased by 24 and 2 basis points, respectively, for the three and six months ended June 30, 2022 compared to the same 2021 periods. In the quarter-over-quarter comparison, the spread and margin increased due to the higher yields earned on interest-earning assets combined with the lower rates paid on interest-bearing liabilities. In the year-to-date comparison, the reduction in rates paid on interest-bearing liabilities outpaced the lower yields on interest-earning assets resulting in the higher spread and margin.  The overall 17 basis point cost of funds for both the three and six months ended June 30, 2022, which includes the impact of non-interest bearing deposits, decreased three and four basis points compared to the same 2021 periods. The primary reason for the decline was the reduction in rates paid on deposits coupled with the increased average balances of non-interest bearing deposits compared to the same 2021 periods.

For the remainder of 2022, the Company expects to operate in a rising interest rate environment. A rate environment with rising interest rates positions the Company to improve its interest income performance from new and repricing earning assets. For the remainder of 2022, the Company anticipates net interest income to improve as growth in interest-earning assets would help mitigate an adverse impact of rate movements on the cost of funds. The FOMC began increasing the federal funds rate during the first half of 2022, the first moves since they cut rates during the first quarter of 2020, which did not have a significant effect on rates paid on interest-bearing liabilities. On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans was also increased 150 basis points during the first half of 2022. At the July 2022 meeting, the FOMC increased the federal funds rate another 75 basis points. Consensus economic forecasts are predicting increases in short-term rates throughout the rest of 2022. The 2022 focus is to manage net interest income and control deposit costs through a rising forecasted short-term rate cycle for primarily overnight to 12 month rates. Interest income is projected to increase more than interest expense in 2022. Continued growth in the loan portfolios complemented with the achieved investment security growth is expected to boost interest income, and when coupled with a proactive relationship approach to deposit cost setting strategies should help stop spread compression and contain the interest rate margin, preventing further reductions below acceptable levels.

The Company’s cost of interest-bearing liabilities was 0.23% for both the three and six months ended June 30, 2022, or four and six basis points lower than the cost for the same 2021 periods. The decrease in interest paid on deposits contributed to the lower cost of interest-bearing liabilities. Management currently believes the FOMC is expected to continue to raise the federal funds rate in the immediate future, so the Company may experience pressure to increase rates paid on deposits. To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances. Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

The Company’s Asset Liability Management (ALM) team meets regularly to discuss among other things, interest rate risk and when deemed necessary adjusts interest rates. ALM is actively addressing the Company's sensitivity to a changing rate environment to ensure interest rate risks are contained within acceptable levels. ALM also discusses revenue enhancing strategies to help combat the potential for a decline in net interest income. The Company’s marketing department, together with ALM, and relationship managers, continue to develop prudent strategies that will grow the loan portfolio and accumulate low-cost deposits to improve net interest income performance.

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated. Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for June 30, 2022 and 2021 to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments. This treatment allows a uniform comparison among yields on interest-earning assets. Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for loan losses. Home equity lines of credit (HELOC) are included in the residential real estate category since they are secured by real estate. Net deferred loan fee accretion of $0.2 million and $0.8 million during the second quarters of 2022 and 2021 , respectively, and $0.6 million and $2.1 million for the six months ended June 30, 2022 and 2021, respectively, are included in interest income from loans. MNB and Landmark loan fair value purchase accounting adjustments of $1.0 million and $0.5 million are included in interest income from loans and $115 thousand and $6 thousand reduced interest expense on deposits and borrowings for the three months ended June 30, 2022 and 2021.  MNB and Landmark loan fair value purchase accounting adjustments of $1.8 million and $0.9 million are included in interest income from loans and $136 thousand and $36 thousand reduced interest expense on deposits and borrowings for the six months ended June 30, 2022 and 2021.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Residual values for direct finance leases are included in the average balances for consumer loans. Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets. Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	June 30, 2022			June 30, 2021
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$40,554	$80	0.79%	$149,522	$39	0.11%
Restricted investments in bank stock	3,538	33	3.78	3,152	36	4.56
Investments:
Agency - GSE	116,625	443	1.52	76,614	257	1.35
MBS - GSE residential	272,801	1,171	1.72	168,387	597	1.42
State and municipal (nontaxable)	258,728	1,951	3.02	185,061	1,434	3.11
State and municipal (taxable)	86,230	450	2.09	55,287	255	1.85
Total investments	734,384	4,015	2.19	485,349	2,543	2.10
Loans and leases:
C&I and CRE (taxable)	753,969	9,175	4.88	639,756	7,375	4.62
C&I and CRE (nontaxable)	70,739	576	3.27	42,504	415	3.92
Consumer	210,034	2,013	3.85	162,333	1,548	3.82
Residential real estate	447,886	3,855	3.45	305,693	2,698	3.54
Total loans and leases	1,482,628	15,619	4.23	1,150,286	12,036	4.20
Total interest-earning assets	2,261,104	19,747	3.50%	1,788,309	14,654	3.29%
Non-interest earning assets	117,480			112,730
Total assets	$2,378,584			$1,901,039

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$710,692	$503	0.28%	$549,364	$418	0.31%
Savings and clubs	246,242	26	0.04	200,386	31	0.06
MMDA	493,481	318	0.26	391,439	251	0.26
Certificates of deposit	128,736	103	0.32	108,158	141	0.52
Total interest-bearing deposits	1,579,151	950	0.24	1,249,347	841	0.27
Secured borrowings	9,644	(31)	(1.29)	-	-	-
Short-term borrowings	206	1	1.09	177	-	0.27
Total interest-bearing liabilities	1,589,001	920	0.23%	1,249,524	841	0.27%
Non-interest bearing deposits	593,120			464,818
Non-interest bearing liabilities	27,164			19,026
Total liabilities	2,209,285			1,733,368
Shareholders' equity	169,299			167,671
Total liabilities and shareholders' equity	$2,378,584			$1,901,039
Net interest income - FTE		$18,827			$13,813

Net interest spread			3.27%			3.02%
Net interest margin			3.34%			3.10%
Cost of funds			0.17%			0.20%

	Six months ended
(dollars in thousands)	June 30, 2022			June 30, 2021
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$53,620	$113	0.43%	$117,929	$60	0.10%
Restricted investments in bank stock	3,384	64	3.83	3,023	68	4.56
Investments:
Agency - GSE	118,630	863	1.47	64,906	438	1.36
MBS - GSE residential	270,652	2,260	1.68	157,498	1,116	1.43
State and municipal (nontaxable)	263,457	3,894	2.98	171,360	2,620	3.08
State and municipal (taxable)	89,657	900	2.02	52,367	480	1.85
Total investments	742,396	7,917	2.15	446,131	4,654	2.10
Loans and leases:
C&I and CRE (taxable)	757,641	17,959	4.78	642,660	15,180	4.76
C&I and CRE (nontaxable)	68,973	1,091	3.19	42,399	819	3.89
Consumer	204,056	3,886	3.84	162,329	3,122	3.88
Residential real estate	444,368	7,564	3.43	308,778	5,507	3.60
Total loans and leases	1,475,038	30,500	4.17	1,156,166	24,628	4.30
Total interest-earning assets	2,274,438	38,594	3.42%	1,723,249	29,410	3.44%
Non-interest earning assets	124,452			117,246
Total assets	$2,398,890			$1,840,495

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$719,153	$952	0.27%	$516,985	$794	0.31%
Savings and clubs	244,779	52	0.04	193,468	63	0.07
MMDA	490,357	546	0.22	376,525	517	0.28
Certificates of deposit	131,337	222	0.34	113,892	331	0.59
Total interest-bearing deposits	1,585,626	1,772	0.23	1,200,870	1,705	0.29
Secured borrowings	10,111	34	0.68	-	-	-
Short-term borrowings	104	1	1.09	161	-	0.38
FHLB advances	-	-	-	1,685	26	3.12
Total interest-bearing liabilities	1,595,841	1,807	0.23%	1,202,716	1,731	0.29%
Non-interest bearing deposits	589,760			451,354
Non-interest bearing liabilities	27,087			18,985
Total liabilities	2,212,688			1,673,055
Shareholders' equity	186,202			167,440

Total liabilities and shareholders' equity	$2,398,890			$1,840,495
Net interest income - FTE		$36,787			$27,679

Net interest spread			3.19%			3.15%
Net interest margin			3.26%			3.24%
Cost of funds			0.17%			0.21%

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

	Six months ended June 30,
(dollars in thousands)	2022 compared to 2021			2021 compared to 2020
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$(48)	$101	$53	$57	$(47)	$10
Restricted investments in bank stock	8	(12)	(4)	(7)	(11)	(18)
Investments:
Agency - GSE	388	37	425	377	(45)	332
MBS - GSE residential	916	228	1,144	209	(698)	(489)
State and municipal	1,345	(43)	1,302	1,790	(402)	1,388
Other	-	-	-	(3)	-	(3)
Total investments	2,649	222	2,871	2,373	(1,145)	1,228
Loans and leases:
Residential real estate	2,318	(262)	2,056	899	(573)	326
C&I and CRE	3,227	(231)	2,996	5,087	106	5,193
Consumer	795	(30)	765	(92)	(101)	(193)
Total loans and leases	6,340	(523)	5,817	5,894	(568)	5,326
Total interest income	8,949	(212)	8,737	8,317	(1,771)	6,546

Interest expense:
Deposits:
Interest-bearing checking	279	(121)	158	392	(298)	94
Savings and clubs	14	(24)	(10)	24	(14)	10
Money market	138	(109)	29	406	(854)	(448)
Certificates of deposit	45	(155)	(110)	(108)	(554)	(662)
Total deposits	476	(409)	67	714	(1,720)	(1,006)
Secured borrowings	34	-	34	-	-	-
Overnight borrowings	-	1	1	(136)	(59)	(195)
FHLB advances	(26)	-	(26)	(224)	22	(202)
Total interest expense	484	(408)	76	354	(1,757)	(1,403)
Net interest income	$8,465	$196	$8,661	$7,963	$(14)	$7,949

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

•         changes in lending policies and legal and regulatory requirements;

•         experience, ability and depth of lending management;

•         national and local economic trends and conditions; and

•         changes in credit concentrations.

For the three months ended June 30, 2022, the provision for loan losses was $0.5 million, a $0.2 million increase compared to $0.3 million for the same period in 2021.  The increase in the provision compared to the three months ended June 30, 2021, was due to the higher provisioning required for loan growth in the second quarter of 2022 compared to the year earlier period.

For the six months ended June 30, 2022, the provision for loan losses was $1.1 million relatively unchanged from the same period in 2021, despite loan growth in 2022. The provision was $0.4 million higher in 2021 from a specific reserve which kept the provision stable in 2022.

This amount of provisioning reflected what management deemed necessary, given experienced loan growth, to maintain the allowance for loan and lease losses at an adequate level.

The provision for loan losses derives from the reserve required from the allowance for loan losses calculation. The Company continued provisioning for the three and six months ended June 30, 2022 to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the second quarter of 2022, non-interest income amounted to $4.3 million, a decrease of $0.3 million, or 7%, compared to $4.6 million recorded for the same 2021 period. The decrease was due to $0.7 million lower gains on loan sales from less mortgage activity during the second quarter of 2022 compared to the second quarter of 2021.  Service charges on loans were also down $0.2 million quarter-over-quarter due to lower mortgage and commercial loan service charges. Partially offsetting these decreases was $0.3 million higher deposit service charges and higher wealth management fees (fees from trust fiduciary activities and financial services) of $0.1 million.

Non-interest income totaled $8.8 million for the six months ended June 30, 2022, a decrease of $1.3 million, or 13%, from the $10.1 million recorded for the six months ended June 30, 2021.  The decrease was primarily due to $2.3 million lower gains on loan sales and $0.3 million less loan service charges due to scaled back demand for mortgages.  Partially offsetting these decreases was $0.5 million in additional deposit service charges, $0.3 million more in wealth management fees and $0.2 million increase in debit card interchange fees.

Operating expenses

For the quarter ended June 30, 2022, total non-interest expenses were $12.8 million, an increase of $1.9 million, or 18%, compared to $10.9 million for the same 2021 quarter. Non-interest expenses would have increased $0.4 million more if the Company had not incurred merger-related expenses during the second quarter of 2021.  Salary and employee benefits rose $1.5 million, or 29%, to $6.9 million for the second quarter of 2022 from $5.4 million for the second quarter of 2021. The increase was primarily due to higher salaries, incentives and insurance costs from 14 additional full-time equivalent employees. Premises and equipment expenses increased $0.3 million, or 19%, primarily due to property and equipment added from the merger with Landmark. Advertising and marketing expenses were $0.2 million higher due to more advertising costs incurred during the second quarter of 2022.

For the six months ended June 30, 2022, non-interest expenses increased $3.1 million, or 14%, compared to the six months ended June 30, 2021, from $22.3 million to $25.4 million.  Non-interest expenses would have increased $1.3 million more if the Company had not incurred $0.9 million in merger-related expenses and a $0.3 million FHLB prepayment penalty during the six months ended June 30, 2021.  Salaries and employee benefit expenses grew $3.1 million, or 29%.  The increase was primarily due to less deferred loan origination costs reducing salaries and employee benefits expense from a lower volume of originations from mortgages and PPP loans.  Additionally, salaries and employee benefits were higher from more employees.  Premises and equipment expenses increased $0.6 million, or 18%, due to higher expenses for lease payments, depreciation and other expenses related to premises and equipment acquired from the merger with Landmark.  Partially offsetting these increases, professional services were $0.2 million lower for the first six months of 2022 compared to the same 2021 period due to less legal expenses and other non-recurring professional fees incurred during the first quarter of 2021.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, were 1.40% and 1.34% for the six months ended June 30, 2022 and 2021. The expense ratio increased because of increased non-interest expenses and decreased non-interest income. The efficiency ratio (non-GAAP) decreased from 59.06% at June 30, 2021 to 55.82% at June 30, 2022 due to revenue increasing faster than expenses. For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Provision for income taxes

The provision for income taxes increased $0.5 million for the six months ended June 30, 2022 compared to the same 2021 period due to higher pre-tax income. The Company's effective tax rate was 14.4% at June 30, 2022 compared to 15.6% at June 30, 2021. The difference between the effective rate and the enacted statutory corporate rate of 21% is due mostly to the effect of tax-exempt income in relation to the level of pre-tax income. The decrease in the effective tax rate was primarily due to higher tax-exempt interest income. Due to challenges relating to current market conditions, the Company may not have the ability to make a reliable estimate of all or part of its ordinary income which could cause volatility in the effective tax rate. If the federal corporate tax rate is increased, the Company’s net deferred tax liabilities and deferred tax assets will be re-valued upon adoption of the new tax rate. A federal tax rate increase will decrease net deferred tax assets with a corresponding decrease to provision for income taxes.

Comparison of financial condition at

 June 30, 2022 and December 31, 2021

Overview

Consolidated assets decreased $4.2 million to $2.4 billion as of June 30, 2022 relatively unchanged from December 31, 2021. The decrease in assets occurred primarily in the investment portfolio which was partially offset by loan portfolio growth.  The decline in the investment portfolio was primarily caused by net unrealized losses which were partially offset by the related deferred tax asset which is a component of other assets on the consolidated balance sheets.  Loan portfolio increases were funded by growth in deposits. As explained in greater detail below, growth in deposits occurred because of various wealth managed trust accounts accepted into a bank pledged money market account.

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

As of June 30, 2022, the carrying value of investment securities amounted to $674.8 million, or 28% of total assets, compared to $739.0 million, or 31% of total assets, as of December 31, 2021. On June 30, 2022, 36% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations. The mortgage-backed securities portfolio includes only pass-through bonds issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association (GNMA).

The Company’s municipal (obligations of states and political subdivisions) portfolio is comprised of tax-free municipal bonds with a book value of $257.5 million and taxable municipal bonds with a book value of $86.3 million. The overall credit ratings of these municipal bonds was as follows: 36% AAA, 62% AA, 1% A and 1% escrowed.

During the first six months of 2022, the carrying value of total investments decreased $64.2 million, or 9%. Purchases for the first half of 2022 totaled $39.2 million, while principal reductions totaled $23.6 million and the decline in unrealized gain/loss was $54.0 million in the AFS portfolio and $23.9 million in unrealized losses were transferred to the HTM portfolio. The purchases were funded principally by cash flow generated from the portfolio and excess overnight liquidity. The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company. Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile.

A comparison of investment securities at June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022				December 31, 2021
(dollars in thousands)	Amount	%	Book yield	Reprice term	Amount	%	Book yield	Reprice term

MBS - GSE residential	$239,766	35.5%	1.8%	6.4	$257,267	34.8%	1.6%	5.1
Obligations of states & political subdivisions	321,535	47.7	2.9	14.3	364,710	49.4	2.3	7.5
Agency - GSE	113,532	16.8	2.3	7.0	117,003	15.8	1.4	5.2
Total	$674,833	100.0%	2.4%	10.2	$738,980	100.0%	1.9%	6.3

The investment securities portfolio contained no private label mortgage-backed securities, collateralized mortgage obligations, collateralized debt obligations, or trust preferred securities, and no off-balance sheet derivatives were in use. The portfolio had no adjustable-rate instruments as of June 30, 2022 and December 31, 2021.

Investment securities were comprised of AFS and HTM securities as of June 30, 2022 and AFS securities as of December 31, 2021. The AFS securities were recorded with a net unrealized loss of $53.8 million and a net unrealized gain of $0.2 million as of June 30, 2022 and December 31, 2021, respectively. Of the net decline in the unrealized gain position of $54.0 million: $26.3 million was attributable to municipal securities; $26.8 million was attributable to mortgage-backed securities and $0.9 million was attributable to agency securities. During the second quarter of 2022, securities with net unrealized losses totaling $23.9 million were transferred to HTM of which subsequently $0.6 million was accreted against other comprehensive income. The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve. Generally, the values of debt securities move in the opposite direction of the changes in interest rates. As interest rates along the treasury yield curve rise, especially at the intermediate and long end, the values of debt securities tend to decline. Whether or not the value of the Company’s investment portfolio will change above or below its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio. Management does not consider the reduction in value attributable to changes in credit quality. Correspondingly, when interest rates decline, the market values of the Company’s debt securities portfolio could be subject to market value increases.

As of June 30, 2022, the Company had $367.7 million in public deposits, or 17% of total deposits. Pennsylvania state law requires the Company to maintain pledged securities on these public deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers. As of June 30, 2022, the balance of pledged securities required for public and trust deposits was $415.0 million, or 61% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary. Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired. If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized. During the quarter ended June 30, 2022, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

Restricted investments in bank stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh. Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level. In addition, the Company earns a return or dividend based on the amount invested. Atlantic Community Bankers Bank (ACBB) stock totaled $82 thousand as of June 30, 2022 and December 31, 2021. The balance in FHLB stock was $3.5 million and $3.1 million as of June 30, 2022 and December 31, 2021, respectively.  The dividends received from the FHLB totaled $66 thousand and $70 thousand for the six months ended June 30, 2022 and 2021, respectively.

Loans held-for-sale (HFS)

Upon origination, most residential mortgages and certain Small Business Administration (SBA) guaranteed loans may be classified as held-for-sale (HFS). In the event of market rate increases, fixed-rate loans and loans not immediately scheduled to re-price would no longer produce yields consistent with the current market. In declining interest rate environments, the Company would be exposed to prepayment risk as rates on fixed-rate loans decrease, and customers look to refinance loans. Consideration is given to the Company’s current liquidity position and projected future liquidity needs. To better manage prepayment and interest rate risk, loans that meet these conditions may be classified as HFS. Occasionally, residential mortgage and/or business loans may be transferred from the loan portfolio to HFS. The carrying value of loans HFS is based on the lower of cost or estimated fair value. If the fair values of these loans decline below their original cost, the difference is written down and charged to current earnings. Subsequent appreciation in the portfolio is credited to current earnings but only to the extent of previous write-downs.

As of June 30, 2022 and December 31, 2021, loans HFS consisted of residential mortgages with carrying amounts of $4.0 million and $31.7 million, respectively, which approximated their fair values. During the six months ended June 30, 2022, residential mortgage loans with principal balances of $52.3 million were sold into the secondary market and the Company recognized net gains of $1.2 million, compared to $133.6 million and $3.5 million, respectively, during the six months ended June 30, 2021.

Management completed $17.1 million in transfers of mortgages HFS to the held-for-investment portfolio during the first half of 2022.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster personal relationships. At June 30, 2022 and December 31, 2021, the servicing portfolio balance of sold residential mortgage loans was $461.6 million and $430.9 million, respectively, with mortgage servicing rights of $1.8 million and $1.7 million for the same periods, respectively.

Loans and leases

As of June 30, 2022, the Company had gross loans and leases, including originated and acquired loans and leases, totaling $1.5 billion compared to $1.4 billion at December 31, 2021, an increase of $57.5 million, or 4%.

Growth in the portfolio was primarily attributed to the $39.9 million increase in the residential portfolio, including $13 million in mortgage loans originated during 2021 as available-for-sale but reclassified to the held-for-investment portfolio during the first quarter 2022.  The Company elected to reclassify the mortgage loans, which meet FNMA underwriting guidelines and are considered high quality, to realize the better yields than those alternately available during the first quarter of 2022.  This growth was supplemented by a $20.0 million increase in the consumer portfolio during the first half of 2022.

The composition of the loan portfolio at June 30, 2022 and December 31, 2021 is summarized as follows:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Amount	%	Amount	%
Commercial and industrial	$219,439	14.7%	$236,304	16.5%
Commercial real estate:
Non-owner occupied	317,884	21.3	312,848	21.8
Owner occupied	259,844	17.4	248,755	17.3
Construction	19,515	1.3	21,147	1.5
Consumer:
Home equity installment	51,883	3.5	47,571	3.3
Home equity line of credit	55,578	3.7	54,878	3.8
Auto	127,590	8.5	118,029	8.2
Direct finance leases	32,254	2.2	26,232	1.8
Other	7,450	0.5	8,013	0.6
Residential:
Real estate	364,957	24.5	325,861	22.8
Construction	35,677	2.4	34,919	2.4
Gross loans	1,492,071	100.0%	1,434,557	100.0%
Less:
Allowance for loan losses	(16,590)		(15,624)
Unearned lease revenue	(1,766)		(1,429)
Net loans	$1,473,715		$1,417,504

Loans held-for-sale	$4,011		$31,727

Commercial & industrial (C&I) and commercial real estate (CRE)

As of June 30, 2022, the commercial loan portfolio decreased by $2.4 million to $816.7 million compared to the December 31, 2021 balance of $819.1 million due to a $37.4 million reduction in PPP loans (net of deferred fees). Excluding the reduction in PPP loans during the six months ended June 30, 2022, the commercial portfolio grew $35.0 million with the growth stemming from the both the C&I and CRE portfolios.

Excluding PPP loans, C&I loans grew $20.5 million primarily due to three loans originated during the first half of 2022 to three unrelated borrowers consisting of one commercial fixed term note and two tax-free municipal loans.  Other C&I loan originations in various industries were offset by scheduled and unscheduled paydowns in the portfolio.

CRE loans increased $14.5 million with growth in owner occupied and non-owner occupied CRE offsetting a reduction in construction loan balances.

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

Beginning in the fourth quarter of 2020 and continuing during 2022, the Company submitted PPP forgiveness applications to the SBA, and through June 30, 2022, the Company received forgiveness or paydowns of $234.2 million, or 99%, of the original PPP loan balances of $236.3 million with $31.0 million occurring during the six months ended June 30, 2022.

As a PPP lender, the Company received fee income of approximately $9.9 million with $9.8 million recognized to date, including $0.7 million recognized during the first quarter of 2022 and $0.5 million during the second quarter of 2022. Unearned fees attributed to PPP loans, net of fees paid to referral sources as prescribed by the SBA under the PPP, were $0.1 million as of June 30, 2022.

The PPP loans originated by size were as follows as of June 30, 2022:

(dollars in thousands)	Balance originated	Current balance	Total SBA fee	SBA fee recognized
$150,000 or less	$76,594	$614	$4,866	$4,820
Greater than $150,000 but less than $2,000,000	128,082	1,550	4,765	4,733
$2,000,000 or higher	31,656	-	316	316
Total PPP loans originated	$236,332	$2,164	$9,947	$9,869

The table above does not include the $20.3 million in PPP loans acquired because of the merger with Landmark during the third quarter of 2021. As of June 30, 2022, the balance of outstanding acquired PPP loans was $0.4 million.

Consumer

The consumer loan portfolio consisted of home equity installment, home equity line of credit, automobile, direct finance leases and other consumer loans.

As of June 30, 2022, the consumer loan portfolio increased by $20.0 million, or 8%, to $274.7 million compared to the December 31, 2021 balance of $254.7 million, primarily due to growth in the auto loan and lease portfolios.  Auto loans grew $9.6 million from continued demand for higher priced automobiles and new dealer relationships. Direct finance leases increased $6.0 million primarily due to higher residual values and more automobile leases added than expired.  Home equity installment loans also grew $4.3 million from the spring home equity campaign.

Residential

As of June 30, 2022, the residential loan portfolio increased by $39.9 million, or 11%, to $400.6 million compared to the December 31, 2021 balance of $360.7 million. The increase was due in part to a strategic reclassification of $13 million in available-for-sale mortgages booked during 2021 to held-for-investment loans during the first quarter of 2022. The remainder of the increase was due to a shift from mortgage loans sold to loans held-for-investment due to increased jumbo loans and the pricing of loans in the secondary market and more adjustable rate mortgages which are not being sold in the secondary market.

The residential loan portfolio consisted primarily of held-for-investment residential loans for primary residences. Management expects the sudden historic rise in interest rates to impact demand for residential mortgages throughout the second half of 2022.

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

Management applies two primary components during the loan review process to determine proper allowance levels. The two components are a specific loan loss allocation for loans that are deemed impaired and a general loan loss allocation for those loans not specifically allocated. The methodology to analyze the adequacy of the allowance for loan losses is as follows:

●	identification of specific impaired loans by loan category;
●	calculation of specific allowances where required for the impaired loans based on collateral and other objective and quantifiable evidence;
●	determination of loans with similar credit characteristics within each class of the loan portfolio segment and eliminating the impaired loans;
●	application of historical loss percentages (trailing twelve-quarter average) to pools to determine the allowance allocation; and
●	application of qualitative factor adjustment percentages to historical losses for trends or changes in the loan portfolio, regulations, and/or current economic conditions.

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

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	six months ended		twelve months ended		six months ended
(dollars in thousands)	June 30, 2022		December 31, 2021		June 30, 2021

Balance at beginning of period	$15,624		$14,202		$14,202

Charge-offs:
Commercial and industrial	(31)		(130)		(106)
Commercial real estate	(1)		(491)		(132)
Consumer	(136)		(206)		(82)
Residential	-		(162)		(43)
Total	(168)		(989)		(363)

Recoveries:
Commercial and industrial	4		23		15
Commercial real estate	28		250		235
Consumer	50		138		56
Residential	2		-		-
Total	84		411		306
Net charge-offs	(84)		(578)		(57)
Provision for loan losses	1,050		2,000		1,100
Balance at end of period	$16,590		$15,624		$15,245

Allowance for loan losses to total loans	1.11%		1.09%		1.35%
Net charge-offs to average total loans outstanding	0.01%		0.04%		0.01%
Average total loans	$1,475,038		$1,299,960		$1,156,166
Loans 30 - 89 days past due and accruing	$1,168		$1,982		$5,072
Loans 90 days or more past due and accruing	$49		$64		$24
Non-accrual loans	$3,206		$2,949		$3,171
Allowance for loan losses to non-accrual loans	5.17	x	5.30	x	4.81	x
Allowance for loan losses to non-performing loans	5.10	x	5.19	x	4.77	x

The allowance increased $1.0 million, or 6%, to $16.6 million at June 30, 2022 from $15.6 million at December 31, 2021 due to provisioning of $1.1 million partially offset by $0.1 million in net charge-offs. The allowance for loan and lease losses increased as a percentage of total loans at 1.11% as of June 30, 2022 compared to 1.09% as of December 31, 2021 because the growth in the allowance (6%) outpaced the growth in the total loans (4%) through June 30, 2022.

Loans acquired from the Merchants and Landmark mergers (performing and non-performing) were initially recorded at their acquisition-date fair values. Since there is no initial credit valuation allowance recorded under this method, the Company established a post-acquisition allowance for loan losses to record losses which may subsequently arise on the acquired loans.

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

During the second quarter of 2022, management increased the qualitative factors associated with its commercial, consumer, and residential portfolios related to the rise in rates that occurred during the quarter, and the adverse impact that these increased rates are anticipated to have on estimated credit losses. These increases were partially offset by a reduction in the qualitative factors for the owner occupied CRE and residential RE portfolios related to the historically low delinquency observed in these portfolios.

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

(dollars in thousands)	For the six months ended June 30, 2022	% of Total Net Charge-offs	For the six months ended June 30, 2021	% of Total Net Charge-offs
Net charge-offs
Commercial and industrial	$(27)	32%	$(91)	160%
Commercial real estate	27	(32)	103	(181)
Consumer	(86)	102	(26)	46
Residential	2	(2)	(43)	75
Total net charge-offs	$(84)	100%	$(57)	100%

For the six months ended June 30, 2022, net charge-offs against the allowance totaled $84 thousand compared with net charge-offs of $57 thousand for the six months ended June 30, 2021, representing a $27 thousand, or 47%, increase. Net charge offs were stable as a percentage of the total loan portfolio at 0.01% for the six (6) months ended June 30, 2022 compared with the six (6) months ended June 30, 2021.

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

	June 30, 2022		December 31, 2021		June 30, 2021
		Category		Category		Category
		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$6,963	40%	$7,422	41%	$7,228	36%
Commercial and industrial	2,745	15	2,204	16	2,324	22
Consumer	2,770	18	2,404	18	2,497	19
Residential real estate	4,037	27	3,508	25	3,070	23
Unallocated	75	-	86	-	126	-
Total	$16,590	100%	$15,624	100%	$15,245	100%

As of June 30, 2022, the commercial loan portfolio, consisting of CRE and C&I loans, comprised 59% of the total allowance for loan losses compared with 62% on December 31, 2021. The commercial loan allowance allocation declined but remained higher than the commercial loan allocation (55%), due to the payoff of commercial real estate loans to a single borrower with a large specific impairment during the first quarter of 2022.

As of June 30, 2022, the consumer loan portfolio comprised 17% of the total allowance for loan losses compared with 15% on December 31, 2021. The two percentage point increase in the consumer loan allowance allocation was the result of growth in the consumer portfolio during the first half of the year.

As of June 30, 2022, the residential loan portfolio comprised 24% of the total allowance for loan losses compared with 22% on December 31, 2021. The two percentage point increase was the result of the relative increase in this loan category, which increased to 27% as of June 30, 2022 from 25% at December 31, 2021.

As of June 30, 2022, the unallocated reserve, representing the portion of the allowance not specifically identified with a loan or groups of loans, was less than 1% of the total allowance for loan losses unchanged from December 31, 2021.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructurings (TDRs), other real estate owned (ORE) and repossessed assets.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	June 30, 2022	December 31, 2021	June 30, 2021

Loans past due 90 days or more and accruing	$49	$64	$24
Non-accrual loans *	3,206	2,949	3,171
Total non-performing loans	3,255	3,013	3,195
Troubled debt restructurings	1,358	2,987	2,484
Other real estate owned and repossessed assets	128	434	365
Total non-performing assets	$4,741	$6,434	$6,044

Total loans, including loans held-for-sale	$1,494,316	$1,464,855	$1,134,157
Total assets	$2,414,940	$2,419,104	$1,949,233
Non-accrual loans to total loans	0.21%	0.20%	0.28%
Non-performing loans to total loans	0.22%	0.21%	0.28%
Non-performing assets to total assets	0.20%	0.27%	0.31%

* In the table above, the amount includes non-accrual TDRs of $0.4 million as of June 30, 2022, $0.6 million as of December 31, 2021 and $0.7 million as of June 30, 2021.

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

Non-performing assets represented 0.20% of total assets at June 30, 2022 compared with 0.27% at December 31, 2021.  The improvement resulted from a $1.7 million, or 26%, decrease in non-performing assets. Non-performing assets decreased due to a $1.6 million reduction in accruing troubled debt restructurings and a $0.3 million reduction in other real estate owned and repossessed assets partially offset by the $0.2 million increase in non-accrual loans.

From December 31, 2021 to June 30, 2022, non-accrual loans increased $0.3 million, or 9%, from $2.9 million to $3.2 million. The $0.3 million increase in non-accrual loans was primarily the result of $1.6 million in additions partially offset by $0.8 million in payments, $0.4 million in moves to ORE, and $0.1 million in moves to accrual.

At June 30, 2022, there were a total of 40 loans to 30 unrelated borrowers with balances that ranged from less than $1 thousand to $0.8 million. At December 31, 2021, there were a total of 31 loans to 28 unrelated borrowers with balances that ranged from less than $1 thousand to $0.7 million.

There were two full recourse auto loans totaling $49 thousand that were over 90 days past due as of June 30, 2022 compared to two direct finance leases totaling $64 thousand that were over 90 days past due as of December 31, 2021. The delinquent auto loans are fully guaranteed under a formal recourse agreement with the originating auto dealer and were in process of orderly collection.

The Company seeks payments from all past due customers through an aggressive customer communication process. Unless well-secured and in the process of collection, past due loans will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

The composition of non-performing loans as of June 30, 2022 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$219,439	$-	$791	$791	0.36%
Commercial real estate:
Non-owner occupied	317,884	-	717	717	0.23%
Owner occupied	259,844	-	1,285	1,285	0.49%
Construction	19,515	-	-	-	-
Consumer:
Home equity installment	51,883	-	-	-	-
Home equity line of credit	55,578	-	167	167	0.30%
Auto loans	127,590	49	204	253	0.20%
Direct finance leases *	30,488	-	-	-	-
Other	7,450	-	-	-	-
Residential:
Real estate	364,957	-	42	42	0.01%
Construction	35,677	-	-	-	-
Loans held-for-sale	4,011	-	-	-	-
Total	$1,494,316	$49	$3,206	$3,255	0.22%

*Net of unearned lease revenue of $1.8 million.

Payments received from non-accrual loans are recognized on a cost recovery method. Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. If the non-accrual loans that were outstanding as of June 30, 2022 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $92 thousand.

The following tables set forth the activity in TDRs for the periods indicated:

As of and for the six months ended June 30, 2022
	Accruing	Non-accruing
	Commercial	Commercial	Commercial
(dollars in thousands)	real estate	real estate	& industrial	Total
Troubled Debt Restructures:
Beginning balance	$2,987	$419	$135	$3,541
Additions	-	-	-	-
Pay downs / payoffs	(1,629)	(61)	(135)	(1,825)
Charge offs	-	-	-	-
Ending balance	$1,358	$358	$-	$1,716
Number of loans	6	1	-	7

As of and for the year ended December 31, 2021
	Accruing	Non-accruing
	Commercial	Commercial	Commercial
(dollars in thousands)	real estate	real estate	& industrial	Total
Troubled Debt Restructures:
Beginning balance	$2,571	$456	$206	$3,233
Additions	519	-	-	519
Pay downs / payoffs	(103)	(37)	(6)	(146)
Charge offs	-	-	(65)	(65)
Ending balance	$2,987	$419	$135	$3,541
Number of loans	8	1	2	11

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR. TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards to maximize the Company’s recovery.

From December 31, 2021 to June 30, 2022, TDRs declined $1.8 million, or 52%, primarily due to payoff of two commercial real estate TDRs to a single borrower totaling $1.6 million and the payoff of two C&I TDRs to a single borrower totaling $0.1 million. At December 31, 2021, there were a total of 11 TDRs by 8 unrelated borrowers with balances that ranged from $50 thousand to $1.3 million, and at June 30, 2022, there were a total of 7 TDRs by 6 unrelated borrowers with balances that ranged from $89 thousand to $0.5 million.

Loans modified in a TDR may or may not be placed on non-accrual status. At June 30, 2022, there was one TDR totaling $0.4 million that was on non-accrual status compared to three TDRs totaling $0.6 million at December 31, 2021.

Foreclosedassets held-for-sale

From December 31, 2021 to June 30, 2022, foreclosed assets held-for-sale (ORE) declined from $434 thousand to $128 thousand, a $306 thousand decrease, which was primarily attributed to two ORE properties totaling $283 thousand that were sold during the first quarter. One property totaling $437 thousand was also added to ORE and sold during the first quarter.

The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$434	5	$256	6

Additions	437	1	969	7
Pay downs	(6)		-
Write downs	(17)		(16)
Sold	(720)	(3)	(775)	(8)
Balance at end of period	$128	3	$434	5

As of June 30, 2022, ORE consisted of three properties securing loans to three unrelated borrowers totaling $128 thousand. Two properties ($127 thousand) to two unrelated borrowers were added in 2021 and one property ($1 thousand) was added in 2017. Of the three properties, one property is under agreement of sale and two properties are listed for sale.

As of June 30, 2022 and December 31, 2021, the Company had no other repossessed assets held-for-sale.

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

Premises and equipment

Net of depreciation, premises and equipment increased $1.5 million during the first six months of 2022. The Company purchased $0.3 million in fixed assets and added $3.6 million in construction in process during the first half of 2022. The increase in construction in process was primarily due to the purchase of the Scranton Electric Building for a new headquarters in Scranton, PA. These increases were partially offset by $1.1 million in depreciation expense and $1.2 million in transfers to other assets held-for-sale. The Company expects to begin branch remodeling and corporate headquarters planning which may continue to increase construction in process and is evaluating its branch network looking for consolidation that makes sense for more efficient operations.

On December 23, 2020, the Commonwealth of Pennsylvania authorized the release of $2.0 million in Redevelopment Assistance Capital Program (RACP) funding for the Company’s headquarters project in Lackawanna County. On December 2, 2021, the Company announced it would be receiving an additional $2.0 million in RACP funding in support of the project. The $4.0 million in total RACP grant funds will be allocated to the renovation and rehabilitation of the historic building located in downtown Scranton which will be used for the new corporate headquarters. The Company currently expects net remaining costs for the corporate headquarters to be $15.8 million over approximately two years beginning during the fourth quarter of 2022. In addition, the Company intends to pursue a federal historic preservation tax credit which, if it qualifies, would provide a 20% tax credit on qualified improvements on the historic property.

The Company is planning to open a new branch and administrative office for Luzerne County in Wilkes-Barre in October and is currently renovating the new location for the Bethlehem branch.  The Company also plans to remodel the Main Branch located in Dunmore, PA which is expected to begin in August 2022 and estimated costs for the project are currently $3 million.

Other assets

During the first six months of 2022, the $17.1 million increase in other assets was due mostly to a $16.2 million increase in deferred tax assets from net unrealized losses in the investment portfolio, $0.6 million increase in other assets held-for-sale and $0.5 million increase in prepaid dealer reserve.

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

The following table represents the components of deposits as of the date indicated:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$688,275	31.0%	$730,595	33.7%
Savings and clubs	245,297	11.1	234,747	10.8
Money market	547,957	24.7	475,447	21.9
Certificates of deposit	125,108	5.6	138,793	6.4
Total interest-bearing	1,606,637	72.4	1,579,582	72.8
Non-interest bearing	610,987	27.6	590,283	27.2
Total deposits	$2,217,624	100.0%	$2,169,865	100.0%

Total deposits increased $47.8 million, or 2%, remaining at approximately $2.2 billion at June 30, 2022 and December 31, 2021. During the second quarter of 2022, the Company accepted $52 million from various wealth managed trust accounts into a bank pledged money market account which increased total deposits. Money market accounts grew $72.5 million primarily due to the $51.8 million from trust accounts along with a $24.0 million transfer from an interest-bearing checking account. Non-interest bearing checking accounts increased $20.7 million, including a $7.5 million seasonal temporary deposit from one business customer. The remaining growth in non-interest bearing checking balances was due to increases in business checking accounts.  Savings and clubs also increased $10.5 million due to personal savings growth.  Interest-bearing checking accounts decreased $42.3 million during the first half of 2022. The decrease in interest-bearing checking accounts was primarily due to the aforementioned $24.0 million transfer to money market and seasonal activity in public accounts. The Company focuses on obtaining a full-banking relationship with existing checking account customers as well as forming new customer relationships. The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers. For the remainder of 2022, the Company expects deposit balances to decline as clients transfer their deposits to investments to earn higher interest. Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset future deposit growth.

Partially offsetting these non-maturing deposit increases, CDs decreased $13.7 million during the first half of 2022. CD balances continue to decline as rates lagged capital market rate increases and CDs with promotional rates reached maturity. The majority of maturing CDs were closed as customers could earn higher yields by investing the money elsewhere. The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program and Insured Cash Sweep (ICS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000. The Company did not have any CDARs as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, ICS reciprocal deposits represented $25.3 million and $27.6 million, or 1% each, of total deposits which are included in interest-bearing checking accounts in the table above. The $2.3 million decrease in ICS deposits is primarily due to business deposit transfers from ICS accounts to other interest-bearing checking accounts.

As of June 30, 2022, total uninsured deposits were estimated to be $995.5 million. The estimate of uninsured deposits is based on the same methodologies and assumptions used for regulatory reporting requirements. The Company aggregates deposit products by taxpayer identification number and classifies into ownership categories to estimate amounts over the FDIC insurance limit.

The maturity distribution of certificates of deposit that meet or exceed the FDIC limit, by account, at June 30, 2022 is as follows:

(dollars in thousands)
Three months or less	$1,757
More than three months to six months	9,656
More than six months to twelve months	3,220
More than twelve months	5,444

Total	$20,077

Approximately 44% of the CDs, with a weighted-average interest rate of 0.28%, are scheduled to mature in 2022 and an additional 38%, with a weighted-average interest rate of 0.31%, are scheduled to mature in 2023. Renewing CDs are currently expected to re-price to lower market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products. The Company plans to address repricing CDs in the ordinary course of business on a relationship basis and is prepared to match rates when prudent to maintain relationships. Growth in CD accounts is challenged by the current and expected rate environment and clients’ preference for short-term rates. The Company will develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists. The Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Short-term borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

Short-term borrowings may include overnight balances with FHLB line of credit and/or correspondent bank’s federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations. There was $10 thousand in short-term borrowings as of June 30, 2022 and $0 as of December 31, 2021 as growth in deposits funded asset growth. If deposit balances decline, the Company may need to use short-term borrowings to fund loan growth for the second half of 2022. As of June 30, 2022, the Company had the ability to borrow $111.6 million from the Federal Reserve borrower-in-custody program, $145.9 million in overnight borrowings with the FHLB and $31.0 million from lines of credit with correspondent banks.

Secured borrowings

As of June 30, 2022 and December 31, 2021, the Company had 9 secured borrowing agreements with third parties with a fair value of $7.7 million related to certain sold loan participations that did not qualify for sales treatment acquired from Landmark. Secured borrowings are expected to decrease in the second half of 2022 from scheduled amortization and, when possible, early pay-offs.

FHLB advances

The Company had no FHLB advances as of June 30, 2022 and December 31, 2021. During the first quarter of 2021, the Company paid off $5 million in FHLB advances with a weighted average interest rate of 3.07%. During the third quarter of 2021, the Company acquired $4.5 million in FHLB advances from the Landmark merger that was subsequently paid off. As of June 30, 2022, the Company had the ability to borrow an additional $595.2 million from the FHLB, including any overnight borrowings. The Company does not expect to have any FHLB advances in 2022.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At June 30, 2022, the Company maintained a one-year cumulative gap of negative (liability sensitive) $34.4 million, or -1.4%, of total assets. The effect of this negative gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of rising interest rates. Conversely, in a declining interest rate environment, net interest income could be positively impacted because more liabilities than assets will re-price downward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at June 30, 2022:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$69,294	$-	$-	$39,831	$109,125
Investment securities (1)(2)	8,426	22,826	62,358	584,845	678,455
Loans and leases(2)	346,250	228,438	399,774	503,264	1,477,726
Fixed and other assets	-	53,383	-	96,251	149,634
Total assets	$423,970	$304,647	$462,132	$1,224,191	$2,414,940
Total cumulative assets	$423,970	$728,617	$1,190,749	$2,414,940

Non-interest-bearing transaction deposits (3)	$-	$61,159	$167,899	$381,929	$610,987
Interest-bearing transaction deposits (3)	606,051	-	350,192	525,286	1,481,529
Certificates of deposit	25,488	63,995	27,155	8,470	125,108
Secured borrowings	6,358	-	1,378	-	7,736
Short-term borrowings	10	-	-		10
Other liabilities	-	-	-	26,951	26,951
Total liabilities	$637,907	$125,154	$546,624	$942,636	$2,252,321
Total cumulative liabilities	$637,907	$763,061	$1,309,685	$2,252,321

Interest sensitivity gap	$(213,937)	$179,493	$(84,492)	$281,555
Cumulative gap	$(213,937)	$(34,444)	$(118,936)	$162,619

Cumulative gap to total assets	(8.9)%	(1.4)%	(4.9)%	6.7%
(1)	Includes restricted investments in bank stock and the net unrealized gains/losses on available-for-sale securities.
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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at June 30, 2022 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the June 30, 2022 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	(3.0)%	(7.4)%
Net income	(5.0)	(14.5)
Economic value at risk:
Economic value of equity	(10.1)	(12.6)
Economic value of equity as a percent of total assets	(1.5)	(1.9)

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At June 30, 2022, the Company’s risk-based capital ratio was 14.30%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning July 1, 2022, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$74,786	$(2,325)	(3.0)%
+100 basis points	76,226	(885)	(1.1)%
Flat rate	77,111	-	-%
-100 basis points	73,883	(3,228)	(4.2)%
-200 basis points	71,405	(5,706)	(7.4)%

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee. As of June 30, 2022, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the six months ended June 30, 2022, the Company generated $12.2 million of cash. During the period, the Company’s operations provided approximately $27.8 million mostly from $35.7 million of net cash inflow from the components of net interest income plus $10.2 million in proceeds over originations of loans HFS partially offset by net non-interest expense/income related payments of $17.2 million and $0.9 million in quarterly estimated tax payments. Cash inflow from interest-earning assets, deposits and loan payments were used to purchase investment securities and replace maturing and cash runoff of securities, fund the loan portfolio, invest in bank premises and equipment and make net dividend payments. The Company received a large amount of public deposits over the past six years. The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities. Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs. The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

During 2020, 2021 and the first half of 2022, the Company also experienced deposit inflow resulting from businesses and municipalities that received relief from the CARES Act and other government stimulus. There is uncertainty about the length of time that these deposits will remain which could require the Company to maintain elevated cash balances. The Company will continue to monitor deposit fluctuation for significant changes.

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

As of June 30, 2022, the Company maintained $109.1 million in cash and cash equivalents and $456.8 million of investments AFS and loans HFS. Also as of June 30, 2022, the Company had approximately $595.2 million available to borrow from the FHLB, $31.0 million from correspondent banks, $111.6 million from the FRB and $363.1 million from the IntraFi Network One-Way Buy program. The combined total of $1.7 billion represented 69% of total assets at June 30, 2022. Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the six months ended June 30, 2022, total shareholders' equity decreased $49.1 million, or 23%, due principally to a $61.1 million after tax reduction in the net unrealized gain position to a net unrealized loss position in the Company’s investment portfolio, $3.8 million of cash dividends declared on the Company’s common stock and $0.4 million in treasury stock purchases. These items were partially offset by $15.2 million in net income added into retained earnings, $0.3 million from investments in the Company’s common stock via the Employee Stock Purchase Plan (ESPP) and $0.7 million from stock-based compensation expense from the ESPP and restricted stock and SSARs. The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 25.1% for the six months ended June 30, 2022. The balance of earnings is retained to further strengthen the Company’s capital position.

As of June 30, 2022, the Company reported a net unrealized loss position of $60.9 million, net of tax, from the securities portfolio compared to a net unrealized gain of $0.2 million as of December 31, 2021. The $61.1 million reduction during the first six months of 2022 was from the $42.7 million reduction in net unrealized gains to net unrealized losses on AFS securities, net of tax, and $18.4 million in net unrealized losses on HTM securities transferred from AFS, net of tax. Lower unrealized gains and higher unrealized losses on all types of securities contributed to the net unrealized losses in investment portfolio. Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers. Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline. While volatility has existed in the yield curve within the past twelve months, a rising rate environment is expected and during the period of rising rates, the Company expects pricing in the bond portfolio to decline. There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.

To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans. The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants. During the first half of 2022, the Company acquired shares in the open market to fulfill the needs of the DRP. Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%. As of June 30, 2022 and December 31, 2021, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change. The following table depicts the capital amounts and ratios of the Company, on a consolidated basis, and the Bank as of  June 30, 2022 and December 31, 2021:

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of June 30, 2022

Total capital (to risk-weighted assets)
Consolidated	$218,813	14.3%	≥	$122,404	8.0%	≥	$160,655	10.5%		N/A	N/A
Bank	$218,438	14.3%	≥	$122,395	8.0%	≥	$160,643	10.5%	≥	$152,994	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$202,179	13.2%	≥	$68,852	4.5%	≥	$107,104	7.0%		N/A	N/A
Bank	$201,804	13.2%	≥	$68,847	4.5%	≥	$107,096	7.0%	≥	$99,446	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$202,179	13.2%	≥	$91,803	6.0%	≥	$130,054	8.5%		N/A	N/A
Bank	$201,804	13.2%	≥	$91,796	6.0%	≥	$130,045	8.5%	≥	$122,395	8.0%

Tier I capital (to average assets)
Consolidated	$202,179	8.4%	≥	$95,934	4.0%	≥	$95,934	4.0%		N/A	N/A
Bank	$201,804	8.4%	≥	$95,934	4.0%	≥	$95,934	4.0%	≥	$119,918	5.0%

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of December 31, 2021

Total capital (to risk-weighted assets)
Consolidated	$205,667	14.5%	≥	$113,421	8.0%	≥	$148,866	10.5%		N/A	N/A
Bank	$205,726	14.5%	≥	$113,406	8.0%	≥	$148,845	10.5%	≥	$141,757	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$189,980	13.4%	≥	$63,800	4.5%	≥	$99,244	7.0%		N/A	N/A
Bank	$190,039	13.4%	≥	$63,791	4.5%	≥	$99,230	7.0%	≥	$92,142	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$189,980	13.4%	≥	$85,066	6.0%	≥	$120,510	8.5%		N/A	N/A
Bank	$190,039	13.4%	≥	$85,054	6.0%	≥	$120,493	8.5%	≥	$113,406	8.0%

Tier I capital (to average assets)
Consolidated	$189,980	7.9%	≥	$95,688	4.0%	≥	$95,688	4.0%		N/A	N/A
Bank	$190,039	7.9%	≥	$95,680	4.0%	≥	$95,680	4.0%	≥	$119,600	5.0%

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2021 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended June 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
June 1, 2022 to June 30, 2022	10,294	$37.60	10,294	$4,612,084

On May 18, 2022, the Company announced that the Board of Directors approved a plan to purchase, in open market and privately negotiated transactions, up to 3% of its outstanding common stock in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act.  The plan shall terminate on the earlier of the date an aggregate of $5,000,000 of stock have been purchased or August 9, 2023.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, is formatted in XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021; Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021; Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2022 and 2021; Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 and the Notes to the Consolidated Financial Statements. **

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Fidelity D & D Bancorp, Inc.

Date: August 15, 2022	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: August 15, 2022	/s/Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer