Form 10-Q
period 2022-09-30
FIDELITY D & D BANCORP INC
filed 2022-11-10
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on October 31, 2022, the latest practicable date, was 5,630,797 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q September 30, 2022

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

(dollars in thousands)	September 30, 2022	December 31, 2021
Assets:
Cash and due from banks	$64,980	$27,317
Interest-bearing deposits with financial institutions	69,062	69,560
Total cash and cash equivalents	134,042	96,877
Available-for-sale securities	413,413	738,980
Held-to-maturity securities (fair value of $182,240 in 2022; $0 in 2021)	222,374	-
Restricted investments in bank stock	3,639	3,206
Loans and leases, net (allowance for loan losses of $16,779 in 2022; $15,624 in 2021)	1,506,163	1,417,504
Loans held-for-sale (fair value $1,405 in 2022; $32,013 in 2021)	1,386	31,727
Foreclosed assets held-for-sale	103	434
Bank premises and equipment, net	30,971	29,310
Leased property under finance leases, net	1,149	1,307
Right-of-use assets	8,806	9,006
Cash surrender value of bank owned life insurance	53,711	52,745
Accrued interest receivable	7,780	7,526
Goodwill	19,628	19,628
Core deposit intangible, net	1,636	1,942
Other assets	30,967	8,912
Total assets	$2,435,768	$2,419,104
Liabilities:
Deposits:
Interest-bearing	$1,636,389	$1,579,582
Non-interest-bearing	616,844	590,283
Total deposits	2,253,233	2,169,865
Accrued interest payable and other liabilities	17,675	15,943
Finance lease obligation	1,169	1,320
Operating lease liabilities	9,506	9,627
Short-term borrowings	10	-
Secured borrowings	7,688	10,620
Total liabilities	2,289,281	2,207,375
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 5,630,332 at September 30, 2022; and 5,645,687 at December 31, 2021)	115,337	114,108
Retained earnings	114,658	97,442
Accumulated other comprehensive (loss) income	(82,273)	179
Treasury stock, at cost (31,945 shares at September 30, 2022 and no shares at December 31, 2021)	(1,235)	-
Total shareholders' equity	146,487	211,729
Total liabilities and shareholders' equity	$2,435,768	$2,419,104

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)	Three months ended		Nine months ended
(dollars in thousands except per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest income:
Loans and leases:
Taxable	$15,828	$14,950	$45,237	$38,759
Nontaxable	492	409	1,358	1,058
Interest-bearing deposits with financial institutions	351	54	464	114
Restricted investments in bank stock	56	28	120	96
Investment securities:
U.S. government agency and corporations	1,602	1,177	4,725	2,731
States and political subdivisions (nontaxable)	1,357	1,178	4,126	3,065
States and political subdivisions (taxable)	449	377	1,348	857
Total interest income	20,135	18,173	57,378	46,680
Interest expense:
Deposits	1,550	878	3,321	2,583
Secured borrowings	75	121	109	121
Other short-term borrowings	-	-	1	-
FHLB advances	-	-	-	26
Total interest expense	1,625	999	3,431	2,730
Net interest income	18,510	17,174	53,947	43,950
Provision for loan losses	525	450	1,575	1,550
Net interest income after provision for loan losses	17,985	16,724	52,372	42,400
Other income:
Service charges on deposit accounts	920	705	2,554	1,835
Interchange fees	1,095	1,089	3,385	3,192
Service charges on loans	290	517	1,048	1,546
Fees from trust fiduciary activities	621	598	1,852	1,634
Fees from financial services	198	273	712	665
Fees and other revenue	281	239	972	592
Earnings on bank-owned life insurance	327	326	965	899
Gain (loss) on write-down, sale or disposal of:
Loans	232	188	1,421	3,671
Available-for-sale debt securities	4	40	4	40
Premises and equipment	(57)	34	(191)	28
Total other income	3,911	4,009	12,722	14,102
Other expenses:
Salaries and employee benefits	6,802	6,950	20,457	17,542
Premises and equipment	1,855	1,916	5,673	5,146
Data processing and communication	663	745	1,994	1,987
Advertising and marketing	753	668	2,023	1,825
Professional services	838	796	2,383	2,563
Merger-related expenses	-	2,201	-	3,143
Automated transaction processing	383	396	1,192	1,065
Office supplies and postage	177	164	534	438
PA shares tax	441	365	1,043	780
Loan collection	115	31	181	112
Other real estate owned	6	6	9	25
FDIC assessment	152	169	525	404
FHLB prepayment fee	-	-	-	369
Other	843	778	2,470	2,093
Total other expenses	13,028	15,185	38,484	37,492
Income before income taxes	8,868	5,548	26,610	19,010
Provision for income taxes	1,179	689	3,735	2,788
Net income	$7,689	$4,859	$22,875	$16,222
Per share data:
Net income - basic	$1.36	$0.86	$4.05	$3.11
Net income - diluted	$1.36	$0.85	$4.03	$3.09
Dividends	$0.33	$0.30	$0.99	$0.90

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income	Three months ended		Nine months ended
(Unaudited)	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021

Net income	$7,689	$4,859	$22,875	$16,222

Other comprehensive (loss) gain, before tax:
Unrealized holding loss on available-for-sale debt securities	(27,590)	(6,488)	(81,603)	(11,071)
Reclassification adjustment for net gains realized in income	(4)	(40)	(4)	(40)
Reclassification of unrealized loss on securities transferred from available-for-sale to held-to-maturity	-	-	(23,882)	-
Amortization of unrealized loss on held-to-maturity securities	565	-	1,120	-
Net unrealized loss	(27,029)	(6,528)	(104,369)	(11,111)
Tax effect	5,676	1,371	21,917	2,333
Unrealized loss, net of tax	(21,353)	(5,157)	(82,452)	(8,778)
Other comprehensive loss, net of tax	(21,353)	(5,157)	(82,452)	(8,778)
Total comprehensive (loss) income, net of tax	$(13,664)	$(298)	$(59,577)	$7,444

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive	Treasury
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Stock	Total
Balance, December 31, 2020	4,977,750	$77,676	$80,042	$8,952	$-	$166,670
Net income			16,222			16,222
Other comprehensive loss				(8,778)		(8,778)
Issuance of common stock through Employee Stock Purchase Plan	4,738	270				270
Issuance of common stock from vested restricted share grants through stock compensation plans	13,209	-				-
Issuance of common stock through exercise of SSARs	2,000					-
Stock-based compensation expense		860				860
Issuance of common stock for acquisition	647,990	35,056				35,056
Cash dividends declared			(4,731)			(4,731)
Balance, September 30, 2021	5,645,687	$113,862	$91,533	$174	$-	$205,569

Balance, December 31, 2021	5,645,687	$114,108	$97,442	$179	$-	$211,729
Net income			22,875			22,875
Other comprehensive loss				(82,452)		(82,452)
Issuance of common stock through Employee Stock Purchase Plan	4,891	252				252
Forfeited restricted dividend reinvestment shares	(106)				-	-
Issuance of common stock from vested restricted share grants through stock compensation plans	11,699	-				-
Stock-based compensation expense		977				977
Common stock repurchased	(31,839)				(1,235)	(1,235)
Cash dividends declared			(5,659)			(5,659)
Balance, September 30, 2022	5,630,332	$115,337	$114,658	$(82,273)	$(1,235)	$146,487

See notes to unaudited consolidated financial statements

For the Three Months Ended September 30, 2022 and 2021
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive	Treasury
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Stock	Total
Balance, June 30, 2021	4,995,713	$78,473	$88,381	$5,331	$-	$172,185
Net income			4,859			4,859
Other comprehensive loss				(5,157)		(5,157)
Issuance of common stock from vested restricted share grants through stock compensation plans	1,984	-				-
Stock-based compensation expense		333				333
Issuance of common stock for acquisition	647,990	35,056				35,056
Cash dividends declared			(1,707)			(1,707)
Balance, September 30, 2021	5,645,687	$113,862	$91,533	$174	$-	$205,569

Balance, June 30, 2022	5,651,777	$115,079	$108,848	$(60,920)	$(388)	$162,619
Net income			7,689			7,689
Other comprehensive loss				(21,353)		(21,353)
Forfeited restricted dividend reinvestment shares	(58)				-	-
Issuance of common stock from vested restricted share grants through stock compensation plans	158	-				-
Stock-based compensation expense		258				258
Common stock repurchased	(21,545)				(847)	(847)
Cash dividends declared			(1,879)			(1,879)
Balance, September 30, 2022	5,630,332	$115,337	$114,658	$(82,273)	$(1,235)	$146,487

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)	Nine months ended September 30,
(dollars in thousands)	2022	2021

Cash flows from operating activities:
Net income	$22,875	$16,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,692	4,246
Provision for loan losses	1,575	1,550
Deferred income tax expense	2,012	137
Stock-based compensation expense	977	850
Excess tax benefit from exercise of SSARs	-	26
Proceeds from sale of loans held-for-sale	68,556	143,159
Originations of loans held-for-sale	(56,575)	(149,614)
Earnings from bank-owned life insurance	(965)	(899)
Net gain from sales of loans	(1,421)	(3,671)
Net gain from sales of investment securities	(4)	(40)
Net gain from sale and write-down of foreclosed assets held-for-sale	(24)	(34)
Net (gain) loss from write-down and disposal of bank premises and equipment	191	(28)
Operating lease payments	79	26
Change in:
Accrued interest receivable	(255)	(552)
Other assets	(2,166)	1,005
Accrued interest payable and other liabilities	1,733	1,514
Net cash provided by operating activities	40,280	13,897

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	1,691	40,616
Proceeds from maturities, calls and principal pay-downs	32,733	41,939
Purchases	(39,183)	(341,890)
(Increase) decrease in restricted investments in bank stock	(433)	678
Net (increase) decrease in loans and leases	(73,412)	18,712
Principal portion of lease payments received under direct finance leases	4,423	3,689
Purchases of bank premises and equipment	(4,614)	(1,803)
Net cash used in acquisition	-	(3,746)
Proceeds from sale of bank premises and equipment	1,095	299
Proceeds from sale of foreclosed assets held-for-sale	806	302
Net cash used in investing activities	(76,894)	(241,204)

Cash flows from financing activities:
Net increase in deposits	83,394	345,477
Net decrease in other borrowings	(2,800)	(5,958)
Repayment of FHLB advances	-	(9,602)
Repayment of finance lease obligation	(173)	(103)
Purchase of treasury stock	(1,235)	-
Proceeds from employee stock purchase plan participants	252	270
Dividends paid	(5,659)	(4,731)
Cash paid in lieu of fractional shares	-	(6)
Net cash provided by financing activities	73,779	325,347
Net increase in cash and cash equivalents	37,165	98,040
Cash and cash equivalents, beginning	96,877	69,346

Cash and cash equivalents, ending	$134,042	$167,386

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited)	Nine months ended September 30,
(dollars in thousands)	2022	2021
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,423	$2,922
Income tax	1,550	1,900
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized gains (losses) on available-for-sale securities	(81,607)	(11,111)
Transfers of securities from available-for-sale to held-to-maturity	245,536	-
Unrealized losses on securities transferred from available-for-sale to held-to-maturity	(22,762)	-
Transfers from loans to foreclosed assets held-for-sale	450	327
Transfers from/(to) loans to/(from) loans held-for-sale, net	(18,052)	9,158
Transfers from premises and equipment to other assets held-for-sale	1,184	1,495
Security settlement pending	-	1,419
Right-of-use asset	141	389
Lease liability	141	389

Transactions related to acquisition
Increase in assets and liabilities:
Securities		$49,430
Loans		298,860
Restricted investments in bank stocks		1,186
Premises and equipment		3,405
Investment in bank-owned life insurance		7,233
Goodwill		12,575
Core deposit intangible asset		597
Leased property under finance leases		1,188
Right-of-use assets		756
Other assets		4,127
Non-interest-bearing deposits		(100,472)
Interest-bearing deposits		(208,057)
Short-term borrowings		(2,224)
FHLB advances		(4,602)
Secured borrowings		(20,619)
Finance lease obligation		(1,188)
Operating lease liabilities		(756)
Other liabilities		(2,631)
Fair value of common shares issued		(35,056)

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

In the opinion of management, the consolidated balance sheets as of September 30, 2022 and December 31, 2021 and the related consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in shareholders’ equity for the three and nine months ended September 30, 2022 and 2021 and consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature. Certain reclassifications have been made to the 2021 financial statements to conform to the 2022 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after September 30, 2022 through the date these consolidated financial statements were issued.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses at  September 30, 2022 is adequate and reasonable to cover incurred losses. Given the subjective nature of identifying and estimating loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB). Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained. On occasion, the Company may transfer loans from the loan portfolio to loans HFS. Under these circumstances, pricing may be obtained from other entities and the residential mortgage loans are transferred at the lower of cost or market value and simultaneously sold. For other loans transferred to HFS, pricing may be obtained from other entities or modeled and the other loans are transferred at the lower of cost or market value and then sold. As of  September 30, 2022 and December 31, 2021, loans classified as HFS consisted of residential mortgage loans.

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

Goodwill is recorded on the consolidated balance sheets as the excess of liabilities assumed over identifiable assets acquired on the acquisition date. Goodwill is recorded at its net carrying value which represents estimated fair value. Goodwill is tested for impairment on at least an annual basis. There was no goodwill impairment as of  September 30, 2022 and December 31, 2021. Other acquired intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives and subject to periodic impairment testing.

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

The amendments in this update are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019 for public companies. Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption (modified-retrospective approach). Upon adoption, the change in this accounting guidance could result in an increase in the Company's allowance for loan losses and require the Company to record loan losses more rapidly. On October 16, 2019, the FASB decided to move forward with finalizing its proposal to defer the effective date for ASU 2016-13 for smaller reporting companies to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. Since the Company currently meets the SEC definition of a smaller reporting company, the delay will be applicable to the Company. The Company has engaged the services of a qualified third-party service provider to assist management in estimating credit allowances under this standard. Starting in the 3rd quarter of 2022, the Company ran its CECL model parallel to the current allowance for loan losses calculation to gain a better understanding of the effects of the change. The Company expects a change in the allowance for loan losses upon adoption of CECL at January 1, 2023 and the magnitude of the change will depend on the composition, characteristics and quality of its loan and lease portfolio, as well as economic conditions and forecasts at the time of adoption. The Company continues to work on the process of finalizing the review of the most recent model run and of finalizing certain assumptions, including qualitative adjustments and economic forecasts, which have resulted in adjustments to previous estimates. In the 3rd quarter of 2022, the Company engaged a third-party service provider to run a model validation, which will commence in the 4th quarter of 2022 and conclude in the 1st quarter of 2023. The Company has also run a CECL analysis on its held-to-maturity investment securities as of September 30, 2022 and the estimated CECL reserve is immaterial.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments in this update are elective and apply to all entities that have contracts that reference LIBOR or another reference rate expected to be discontinued. The guidance includes a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. An optional expedient simplifies accounting for contract modifications to loans receivable and debt, by prospectively adjusting the effective interest rate. The amendments in ASU 2020-04 are effective as of March 12, 2020 through December 31, 2022. The Company expects to apply the amendments prospectively for applicable loan and other contracts within the effective period of ASU 2020-04. As of  September 30, 2022, the Company had approximately $46 million in loans with rates tied to LIBOR. The Company is working on modifying each of these existing contracts.

3. Accumulated other comprehensive income

The following tables illustrate the changes in accumulated other comprehensive income by component and the details about the components of accumulated other comprehensive income as of and for the periods indicated:

As of and for the nine months ended September 30, 2022
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$179	$-	$179

Other comprehensive loss before reclassifications, net of tax	(64,466)	(17,983)	(82,449)
Amounts reclassified from accumulated other comprehensive income, net of tax	(3)	-	(3)
Net current-period other comprehensive loss	(64,469)	(17,983)	(82,452)
Ending balance	$(64,290)	$(17,983)	$(82,273)

As of and for the three months ended September 30, 2022
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(42,491)	$(18,429)	$(60,920)

Other comprehensive income (loss) before reclassifications, net of tax	(21,796)	446	(21,350)
Amounts reclassified from accumulated other comprehensive income, net of tax	(3)	-	(3)
Net current-period other comprehensive income (loss)	(21,799)	446	(21,353)
Ending balance	$(64,290)	$(17,983)	$(82,273)

As of and for the nine months ended September 30, 2021
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	securities	held-to-maturity	Total
Beginning balance	$8,952	$-	$8,952

Other comprehensive loss before reclassifications, net of tax	(8,747)	-	(8,747)
Amounts reclassified from accumulated other comprehensive income, net of tax	(31)	-	(31)
Net current-period other comprehensive loss	(8,778)	-	(8,778)
Ending balance	$174	$-	$174

As of and for the three months ended September 30, 2021
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$5,331	$-	$5,331

Other comprehensive loss before reclassifications, net of tax	(5,126)	-	(5,126)
Amounts reclassified from accumulated other comprehensive income, net of tax	(31)	-	(31)
Net current-period other comprehensive loss	(5,157)	-	(5,157)
Ending balance	$174	$-	$174

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated				Affected line item in the statement
(dollars in thousands)	other comprehensive income				where net income is presented
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2022	2021	2022	2021

Unrealized gains (losses) on AFS debt securities	$4	$40	$4	$40	Gain (loss) on sale of investment securities
Income tax effect	(1)	(9)	(1)	(9)	Provision for income taxes
Total reclassifications for the period	$3	$31	$3	$31	Net income

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

The amortized cost and fair value of investment securities at  September 30, 2022 and December 31, 2021 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
September 30, 2022
Held-to-maturity securities:
Agency - GSE	$80,039	$-	$(9,574)	$70,465
Obligations of states and political subdivisions	142,335	-	(30,560)	111,775

Total held-to-maturity securities	$222,374	$-	$(40,134)	$182,240

Available-for-sale debt securities:
Agency - GSE	$37,050	$-	$(4,714)	$32,336
Obligations of states and political subdivisions	198,534	324	(35,256)	163,602
MBS - GSE residential	259,209	-	(41,734)	217,475

Total available-for-sale debt securities	$494,793	$324	$(81,704)	$413,413

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2021
Available-for-sale debt securities:
Agency - GSE	$119,399	$204	$(2,600)	$117,003
Obligations of states and political subdivisions	360,680	6,708	(2,678)	364,710
MBS - GSE residential	258,674	1,654	(3,061)	257,267

Total available-for-sale debt securities	$738,753	$8,566	$(8,339)	$738,980

The amortized cost and fair value of debt securities at  September 30, 2022 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
Due in one year or less	$-	$-
Due after one year through five years	4,698	4,302
Due after five years through ten years	66,667	58,901
Due after ten years	151,009	119,037
Total held-to-maturity securities	$222,374	$182,240

Available-for-sale securities:
Debt securities:
Due in one year or less	$2,999	$2,982
Due after one year through five years	18,773	17,087
Due after five years through ten years	44,734	37,101
Due after ten years	169,078	138,768

MBS - GSE residential	259,209	217,475
Total available-for-sale debt securities	$494,793	$413,413

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

The following table presents the fair value and gross unrealized losses of debt securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of  September 30, 2022 and December 31, 2021:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

September 30, 2022
Agency - GSE	$29,095	$(2,933)	$72,706	$(11,355)	$101,801	$(14,288)
Obligations of states and political subdivisions	178,491	(40,043)	91,109	(25,773)	269,600	(65,816)
MBS - GSE residential	100,151	(15,013)	117,324	(26,721)	217,475	(41,734)
Total	$307,737	$(57,989)	$281,139	$(63,849)	$588,876	$(121,838)
Number of securities	320		163		483

December 31, 2021
Agency - GSE	$84,308	$(1,460)	$26,516	$(1,140)	$110,824	$(2,600)
Obligations of states and political subdivisions	193,124	(2,662)	12,796	(399)	205,920	(3,061)
MBS - GSE residential	137,495	(2,351)	9,469	(327)	146,964	(2,678)
Total	$414,927	$(6,473)	$48,781	$(1,866)	$463,708	$(8,339)
Number of securities	187		26		213

The Company had 483 debt securities in an unrealized loss position at  September 30, 2022, including 51 agency-GSE securities, 143 MBS – GSE residential securities and 289 municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at  September 30, 2022: 12.31% for agency - GSE, 16.10% for total MBS-GSE residential; and 19.62% for municipals. 163 of these securities had been in an unrealized loss position in excess of 12 months. Management has no intent to sell any securities in an unrealized loss position as of  September 30, 2022.

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

For all debt securities, as of  September 30, 2022, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and nor any conditions were identified by management that, more likely than not, would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5. Loans and leases

The classifications of loans and leases at  September 30, 2022 and December 31, 2021 are summarized as follows:

(dollars in thousands)	September 30, 2022	December 31, 2021
Commercial and industrial	$221,911	$236,304
Commercial real estate:
Non-owner occupied	315,323	312,848
Owner occupied	256,053	248,755
Construction	26,015	21,147
Consumer:
Home equity installment	56,814	47,571
Home equity line of credit	53,632	54,878
Auto loans	132,802	118,029
Direct finance leases	32,526	26,232
Other	7,733	8,013
Residential:
Real estate	384,493	325,861
Construction	37,433	34,919
Total	1,524,735	1,434,557
Less:
Allowance for loan losses	(16,779)	(15,624)
Unearned lease revenue	(1,793)	(1,429)
Loans and leases, net	$1,506,163	$1,417,504

As of  September 30, 2022, total loans of $1.5 billion were reflected including deferred loan costs of $4.5 million, comprised of $4.6 million in deferred loan costs partially offset by $0.1 million in deferred fee income from Paycheck Protection Program (PPP) loans. As of December 31, 2021, total loans of $1.4 billion were reflected including deferred loan costs of $3.0 million, comprised of $4.2 million in deferred loan costs partially offset by $1.2 million in deferred fee income from PPP loans.

Commercial and industrial (C&I) loan balances were $221.9 million at  September 30, 2022 and $236.3 million at December 31, 2021. The decrease was due to the decrease in PPP loans (net of deferred fees) which declined by $38.1 million to $1.8 million at  September 30, 2022 due to standard forgiveness under the SBA program.  As of  September 30, 2022, the Company increased the balance of C&I loans by $23.6 million (excluding PPP loans) primarily from several large C&I loans originated during 2022.

Direct finance leases include the lease receivable and the guaranteed lease residual. Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease. Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The approximate unpaid principal balance of mortgages serviced for others amounted to $465.5 million as of  September 30, 2022 and $430.9 million as of December 31, 2021. Mortgage servicing rights amounted to $1.7 million both as of  September 30, 2022 and December 31, 2021, respectively.

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

	For the nine months ended September 30,
(dollars in thousands)	2022	2021
Balance at beginning of period	$1,088	$563
Accretable yield on acquired loans	-	589
Reclassification from non-accretable difference	543	197
Reclassification to loan balance due to charge-off	(3)	-
Accretion of accretable yield	(335)	(350)
Balance at end of period	$1,293	$999

The above table excludes the $269 thousand in non-accretable yield accreted to interest income for the nine months ended September 30, 2021.

During the nine months ended September 30, 2022, management performed an analysis of all loans acquired from mergers, consistent with and applicable to ASC 310-30 (Purchased Credit Impaired loans – PCI). During this period, the accretable yield increased $205 thousand from $1,088 thousand to $1,293 thousand due to $540 thousand reclassification from non-accretable discount to accretable discount resulting from five loans that had actual payments exceed estimates and one loan that had a positive change in collateral value, which was offset by yield accretion of $335 thousand.

During the nine months ended September 30, 2021, the accretable yield increased $436 thousand from $563 thousand to $999 thousand due to $589 thousand of accretable yield from the Landmark acquisition and $197 thousand reclassification from non-accretable discount to accretable discount resulting from two loans with actual payments exceeding estimates and three loans that had a positive change in collateral value, which was offset by accretion of $350 thousand.

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

Non-accrual loans

Non-accrual loans, segregated by class, at  September 30, 2022 and December 31, 2021, were as follows:

(dollars in thousands)	September 30, 2022	December 31, 2021
Commercial and industrial	$628	$154
Commercial real estate:
Non-owner occupied	732	478
Owner occupied	1,303	1,570
Consumer:
Home equity installment	-	-
Home equity line of credit	119	97
Auto loans	201	78
Residential:
Real estate	37	572
Total	$3,020	$2,949

The table above excludes $4.7 million and $4.7 million in purchased credit impaired loans, net of unamortized fair value adjustments as of  September 30, 2022 and December 31, 2021, respectively.

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

There were no loans modified in a TDR for the three and nine months ended September 30, 2022 and 2021. Of the TDRs outstanding as of September 30, 2022 and 2021, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time. Other than the TDRs that were placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. There were no loans modified as a TDR within the previous twelve months that subsequently defaulted (i.e. 90 days or more past due following a modification) during the three and nine months ended September 30, 2022 and 2021.

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

As of September 30, 2022 and 2021, the balance of outstanding TDRs was $1.7 million and $3.1 million, respectively. As of September 30, 2022 and 2021, the allowance for impaired loans that have been modified in a TDR was $49 thousand and $0.7 million, respectively.

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

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
September 30, 2022	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$132	$2	$628	$762	$221,149	$221,911		$-
Commercial real estate:
Non-owner occupied	-	-	732	732	314,591	315,323		-
Owner occupied	-	-	1,303	1,303	254,750	256,053		-
Construction	-	-	-	-	26,015	26,015		-
Consumer:
Home equity installment	232	-	-	232	56,582	56,814		-
Home equity line of credit	51	-	119	170	53,462	53,632		-
Auto loans	243	24	251	518	132,284	132,802		50
Direct finance leases	92	37	-	129	30,604	30,733	(2)	-
Other	32	7	-	39	7,694	7,733		-
Residential:
Real estate	-	-	37	37	384,456	384,493		-
Construction	-	-	-	-	37,433	37,433		-
Total	$782	$70	$3,070	$3,922	$1,519,020	$1,522,942		$50

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.8 million. (3) Includes net deferred loan costs of $4.5 million.

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2021	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$-	$4	$154	$158	$236,146	$236,304		$-
Commercial real estate:
Non-owner occupied	-	675	478	1,153	311,695	312,848		-
Owner occupied	-	-	1,570	1,570	247,185	248,755		-
Construction	-	-	-	-	21,147	21,147		-
Consumer:
Home equity installment	87	32	-	119	47,452	47,571		-
Home equity line of credit	-	-	97	97	54,781	54,878		-
Auto loans	410	45	78	533	117,496	118,029		-
Direct finance leases	173	38	64	275	24,528	24,803	(2)	64
Other	49	17	-	66	7,947	8,013		-
Residential:
Real estate	-	452	572	1,024	324,837	325,861		-
Construction	-	-	-	-	34,919	34,919		-
Total	$719	$1,263	$3,013	$4,995	$1,428,133	$1,433,128		$64

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.4 million. (3) Includes net deferred loan costs of $3.0 million.

Impaired loans

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
September 30, 2022
Commercial and industrial	$861	$18	$610	$628	$18
Commercial real estate:
Non-owner occupied	1,114	322	792	1,114	97
Owner occupied	2,887	1,691	577	2,268	362
Consumer:					-
Home equity installment	33	-	-	-	-
Home equity line of credit	162	29	90	119	-
Auto loans	239	95	106	201	25
Residential:
Real estate	84	-	37	37	-
Total	$5,380	$2,155	$2,212	$4,367	$502

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2021
Commercial and industrial	$218	$18	$136	$154	$18
Commercial real estate:
Non-owner occupied	2,470	1,674	796	2,470	474
Owner occupied	3,185	1,802	762	2,564	763
Consumer:
Home equity installment	33	-	-	-	-
Home equity line of credit	137	-	97	97	-
Auto loans	98	10	68	78	4
Residential:
Real estate	699	-	572	572	-
Total	$6,840	$3,504	$2,431	$5,935	$1,259

At  September 30, 2022, impaired loans totaled $4.4 million consisting of $1.4 million in accruing TDRs and $3.0 million in non-accrual loans. At December 31, 2021, impaired loans totaled $5.9 million consisting of $3.0 million in accruing TDRs and $2.9 million in non-accrual loans. As of  September 30, 2022, the non-accrual loans included one TDR totaling $0.4 million compared with three TDRs to two unrelated borrowers totaling $0.6 million as of December 31, 2021.

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

	For the nine months ended
	September 30, 2022			September 30, 2021
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$376	$-	$-	$433	$3	$-
Commercial real estate:
Non-owner occupied	1,630	57	-	2,838	133	-
Owner occupied	2,175	78	-	1,711	27	-
Construction	-	-	-	-	-	-
Consumer:
Home equity installment	5	-	-	35	4	-
Home equity line of credit	130	7	-	268	20	-
Auto loans	141	4	-	30	-	-
Direct finance leases	-	-	-	-	-	-
Other	-	-	-	-	-	-
Residential:
Real estate	297	39	-	717	-	-
Construction	-	-	-	-	-	-
Total	$4,754	$185	$-	$6,032	$187	$-

Average recorded investment refers to the five quarter average of impaired loans preceding the reporting period.

	For the three months ended
	September 30, 2022			September 30, 2021
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$709	$-	$-	$325	$-	$-
Commercial real estate:
Non-owner occupied	1,108	5	-	2,676	73	-
Owner occupied	2,262	24	-	1,555	7	-
Construction	-	-	-	-	-	-
Consumer:
Home equity installment	-	-	-	27	-	-
Home equity line of credit	143	7	-	114	-	-
Auto loans	203	2	-	44	-	-
Direct finance leases	-	-		-	-	-
Other	-	-	-	-	-	-
Residential:
Real estate	40	-	-	699	-	-
Construction	-	-	-	-	-	-
Total	$4,465	$38	$-	$5,440	$80	$-

Average recorded investment refers to the two quarter average of impaired loans preceding the reporting period.

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

The following table presents loans including $4.5 million and $3.0 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of  September 30, 2022 and December 31, 2021, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

	September 30, 2022
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$219,371	$78	$2,462	$-	$221,911
Commercial real estate - non-owner occupied	297,017	9,564	8,742	-	315,323
Commercial real estate - owner occupied	241,752	1,153	13,148	-	256,053
Commercial real estate - construction	26,015	-	-	-	26,015
Total commercial	$784,155	$10,795	$24,352	$-	$819,302

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	September 30, 2022
(dollars in thousands)	Performing	Non-performing	Total
Consumer
Home equity installment	$56,814	$-	$56,814
Home equity line of credit	53,513	119	53,632
Auto loans	132,551	251	132,802
Direct finance leases (1)	30,733	-	30,733
Other	7,733	-	7,733
Total consumer	281,344	370	281,714
Residential
Real estate	384,456	37	384,493
Construction	37,433	-	37,433
Total residential	421,889	37	421,926
Total consumer & residential	$703,233	$407	$703,640

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

Information related to the change in the allowance and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the nine months ended September 30, 2022
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,204	$7,422	$2,404		$3,508	$86	$15,624
Charge-offs	(323)	(1)	(226)		-	-	(550)
Recoveries	8	61	59		2	-	130
Provision	785	(320)	604		512	(6)	1,575
Ending balance	$2,674	$7,162	$2,841		$4,022	$80	$16,779
Ending balance: individually evaluated for impairment	$18	$459	$25		$-	$-	$502
Ending balance: collectively evaluated for impairment	$2,656	$6,703	$2,816		$4,022	$80	$16,277
Loans Receivables:
Ending balance (2)	$221,911	$597,391	$281,714	(1)	$421,926	$-	$1,522,942
Ending balance: individually evaluated for impairment	$628	$3,382	$320		$37	$-	$4,367
Ending balance: collectively evaluated for impairment	$221,283	$594,009	$281,394		$421,889	$-	$1,518,575

(1) Net of unearned lease revenue of $1.8 million. (2) Includes $4.5 million of net deferred loan costs.

As of and for the three months ended September 30, 2022
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,745	$6,963	$2,770	$4,037	$75	$16,590
Charge-offs	(291)	-	(91)	-	-	(382)
Recoveries	5	33	8	-	-	46
Provision	215	166	154	(15)	5	525
Ending balance	$2,674	$7,162	$2,841	$4,022	$80	$16,779

As of and for the year ended December 31, 2021
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,407	$6,383	$2,552		$2,781	$79	$14,202
Charge-offs	(130)	(491)	(206)		(162)	-	(989)
Recoveries	23	250	138		-	-	411
Provision	(96)	1,280	(80)		889	7	2,000
Ending balance	$2,204	$7,422	$2,404		$3,508	$86	$15,624
Ending balance: individually evaluated for impairment	$18	$1,237	$4		$-	$-	$1,259
Ending balance: collectively evaluated for impairment	$2,186	$6,185	$2,400		$3,508	$86	$14,365
Loans Receivables:
Ending balance (2)	$236,304	$582,750	$253,294	(1)	$360,780	$-	$1,433,128
Ending balance: individually evaluated for impairment	$154	$5,034	$175		$572	$-	$5,935
Ending balance: collectively evaluated for impairment	$236,150	$577,716	$253,119		$360,208	$-	$1,427,193

(1) Net of unearned lease revenue of $1.4 million. (2) Includes $3.0 million of net deferred loan costs.

As of and for the nine months ended September 30, 2021
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,407	$6,383	$2,552	$2,781	$79	$14,202
Charge-offs	(120)	(209)	(110)	(43)	-	(482)
Recoveries	20	241	70	-	-	331
Provision	134	870	(66)	275	337	1,550
Ending balance	$2,441	$7,285	$2,446	$3,013	$416	$15,601

As of and for the three months ended September 30, 2021
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,324	$7,228	$2,497	$3,070	$126	$15,245
Charge-offs	(14)	(77)	(28)	-	-	(119)
Recoveries	5	6	14	-	-	25
Provision	126	128	(37)	(57)	290	450
Ending balance	$2,441	$7,285	$2,446	$3,013	$416	$15,601

Direct finance leases

The Company originates direct finance leases through two automobile dealerships. The carrying amount of the Company’s lease receivables, net of unearned income, was $8.4 million and $7.7 million as of  September 30, 2022 and December 31, 2021, respectively. The residual value of the direct finance leases is fully guaranteed by the dealerships. Residual values amounted to $22.3 million and $17.1 million at  September 30, 2022 and December 31, 2021, respectively, and are included in the carrying value of direct finance leases.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2022	$1,892
2023	9,256
2024	9,887
2025	10,401
2026	1,062
2027 and thereafter	28
Total future minimum lease payments receivable	32,526
Less: Unearned income	(1,793)
Undiscounted cash flows to be received	$30,733

6. Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards. The Company maintains one active share-based compensation plan that may generate additional potentially dilutive common shares. For granted and unexercised stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued SSARs were exercised and converted into common stock. As of the three and nine months ended September 30, 2022, there were 17,996 and 19,636 potentially dilutive shares related to issued and unexercised SSARs compared to 26,346 and 29,378 for the same 2021 periods, respectively. The calculation did not include 50,014 unexercised SSARs that could potentially dilute earnings per share but their effect was antidilutive as of the three and nine months ended  September 30, 2022. For restricted stock, dilution would occur from the Company’s previously granted but unvested shares. There were 13,404 and 12,360 potentially dilutive shares related to unvested restricted share grants as of the three and nine months ended September 30, 2022 compared to 12,515 and 11,345 for the same 2021 periods, respectively.  The calculation did not include 31,906 and 27,356 weighted average unvested restricted shares that could potentially dilute earnings per share but their effect was antidilutive as of the three and nine months ended  September 30, 2022.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$7,689	$4,859	$22,875	$16,222
Weighted-average common shares outstanding	5,634,182	5,643,897	5,649,332	5,212,500
Basic EPS	$1.36	$0.86	$4.05	$3.11

Diluted EPS:
Net income available to common shareholders	$7,689	$4,859	$22,875	$16,222
Weighted-average common shares outstanding	5,634,182	5,643,897	5,649,332	5,212,500
Potentially dilutive common shares	31,400	38,861	31,996	40,723
Weighted-average common and potentially dilutive shares outstanding	5,665,582	5,682,758	5,681,328	5,253,223
Diluted EPS	$1.36	$0.85	$4.03	$3.09

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

At the 2022 annual shareholders' meeting, the Company's shareholders approved and the Company adopted the 2022 Omnibus Stock Incentive Plan which replaced the 2012 Omnibus Stock Incentive Plan and the 2012 Director Stock Incentive Plan (collectively, the 2012 stock incentive plans). The 2012 stock incentive plans expired in 2022. Unless terminated by the Company’s board of directors, the 2022 Omnibus Stock Incentive Plan will expire on and no stock-based awards shall be granted after the year 2032.

In the 2022 Omnibus Stock Incentive Plan, the Company has reserved 500,000 shares of its no-par common stock for future issuance. The Company recognizes share-based compensation expense over the requisite service or vesting period. Since 2019, the Company has approved a Long-Term Incentive Plan (LTIP) each year that awarded restricted stock and/or stock-settled stock appreciation rights (SSARs) to senior officers and managers based on the attainment of performance goals. The SSAR awards have a ten-year term from the date of each grant.

During the first quarter of 2022, the Company approved a LTIP and awarded restricted stock to senior officers and managers in February 2022 based on 2021 performance.

During the first quarter of 2021, the Company approved a LTIP and awarded restricted stock to senior officers and managers in February and March 2021 based on 2020 performance.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended September 30, 2022 and 2021 under the 2022 and 2012 stock incentive plans:

	September 30, 2022			September 30, 2021
			Weighted-			Weighted-
	Shares		average grant	Shares		average grant
	granted		date fair value	granted		date fair value

Director plan	18,000	(2)	$49.85	12,500	(2)	$52.00
Omnibus plan	16,520	(3)	49.85	13,552	(3)	52.00
Omnibus plan	50	(1)	35.91	50	(1)	58.17
Omnibus plan	-			36	(3)	58.17
Omnibus plan	-			476	(2)	52.62
Total	34,570		$49.83	26,614		$52.03

(1) Vest after 1 year (2) Vest after 3 years – 33% each year (3) Vest fully after 3 years

The fair value of the shares granted in 2022 and 2021 was calculated using the grant date stock price.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 & 2022 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2021	14,920	28,123	43,043	$53.20
Granted	18,000	16,570	34,570	49.83
Forfeited	-	(3,323)	(3,323)	52.20
Vested	(9,048)	(2,651)	(11,699)	52.83
Non-vested balance at September 30, 2022	23,872	38,719	62,591	$51.46

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2021	94,332	$9.66	5.5
Granted	-
Exercised	-
Forfeited	-
Outstanding September 30, 2022	94,332	$9.66	4.8

Of the SSARs outstanding at September 30, 2022, all SSARs vested and were exercisable.

There were no SSARs exercised during the first nine months of 2022. During the first nine months of 2021, there were 2,932 SSARs exercised. The intrinsic value recorded for these SSARs was $10,190. The tax deduction realized from the exercise of these SSARs was $125,810 resulting in a tax benefit of $26,420.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three and nine months ended September 30, 2022 and 2021 and the unrecognized stock-based compensation expense as of September 30, 2022:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Stock-based compensation expense:
2012 Director stock incentive plan	$126	$170	$497	$339
2012 Omnibus stock incentive plan	132	163	447	477
2022 Omnibus stock incentive plan	-	-	1	-
Employee stock purchase plan	-	-	32	44
Total stock-based compensation expense	$258	$333	$977	$860

In addition, during the nine months ended September 30, 2021, the Company reversed accruals of ($10 thousand) in stock-based compensation expense for restricted stock and SSARs awarded under the 2012 Omnibus Stock Incentive Plan.

As of
(dollars in thousands)	September 30, 2022
Unrecognized stock-based compensation expense:
2012 Director stock incentive plan	$898
2012 Omnibus stock incentive plan	985
2022 Omnibus stock incentive plan	1
Total unrecognized stock-based compensation expense	$1,884

The unrecognized stock-based compensation expense as of September 30, 2022 will be recognized ratably over the periods ended February 2025 and February 2025 for the 2012 Director Stock Incentive Plan and the 2012 Omnibus Stock Incentive Plan, respectively.

In addition to the 2022 stock incentive plan, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined. As of September 30, 2022, 94,533 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

During the second quarter of 2022, the Company announced that the Board of Directors approved a plan to purchase, in open market and privately negotiated transactions, up to 3% of its outstanding common stock. As of September 30, 2022, the Company had repurchased 31,839 shares of common stock at an average price of $38.79 under the treasury stock repurchase plan.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

September 30, 2022
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$134,042	$134,042	$134,042	$-	$-
Held-to-maturity securities	222,374	182,240	-	182,240	-
Available-for-sale debt securities	413,413	413,413	-	413,413	-
Restricted investments in bank stock	3,639	3,639	-	3,639	-
Loans and leases, net	1,506,163	1,393,596	-	-	1,393,596
Loans held-for-sale	1,386	1,405	-	1,405	-
Accrued interest receivable	7,780	7,780	-	7,780	-
Interest rate swaps	213	213	-	213	-
Financial liabilities:
Deposits with no stated maturities	2,132,227	2,132,227	-	2,132,227	-
Time deposits	121,006	116,989	-	116,989	-
Short-term borrowings	10	10	-	10	-
Secured borrowings	7,688	7,078	-	-	7,078
Accrued interest payable	163	163	-	163	-
Interest rate swaps	213	213	-	213	-

December 31, 2021
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$96,877	$96,877	$96,877	$-	$-
Available-for-sale debt securities	738,980	738,980	-	738,980	-
Restricted investments in bank stock	3,206	3,206	-	3,206	-
Loans and leases, net	1,417,504	1,404,103	-	-	1,404,103
Loans held-for-sale	31,727	32,013	-	32,013	-
Accrued interest receivable	7,526	7,526	-	7,526	-
Financial liabilities:
Deposits with no stated maturities	2,031,072	2,031,072	-	2,031,072	-
Time deposits	138,793	138,291	-	138,291	-
Secured borrowings	10,620	10,690	-	-	10,690
Accrued interest payable	155	155	-	155	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$32,336	$-	$32,336	$-
Obligations of states and political subdivisions	163,602	-	163,602	-
MBS - GSE residential	217,475	-	217,475	-
Total available-for-sale debt securities	$413,413	$-	$413,413	$-

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$117,003	$-	$117,003	$-
Obligations of states and political subdivisions	364,710	-	364,710	-
MBS - GSE residential	257,267	-	257,267	-
Total available-for-sale debt securities	$738,980	$-	$738,980	$-

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

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending  September 30, 2022 and December 31, 2021, respectively.

The following table illustrates the financial instruments newly measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at September 30, 2022	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,653	$-	$-	$1,653
Other real estate owned	103	-	-	103
Total	$1,756	$-	$-	$1,756

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2021	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,245	$-	$-	$2,245
Other real estate owned	198	-	-	198
Total	$2,443	$-	$-	$2,443

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

At  September 30, 2022 and December 31, 2021, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -24.06% and -37.70% and from -33.08% to -47.66%, respectively. The weighted average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -32.53% as of September 30, 2022 and -44.50% as of December 31, 2021, respectively. Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed. Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable. Appraisals form the basis for determining the net realizable value from these properties. Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business. Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions. Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs. These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions. At  September 30, 2022 and December 31, 2021, the discounts applied to the appraised values of ORE ranged from -24.61% to -77.60% and from -20.16% to -77.60%, respectively. As of  September 30, 2022 and December 31, 2021, the weighted average of discount to the appraisal values of ORE amounted to -26.10% and -28.21%, respectively.

At  September 30, 2022 and December 31, 2021, there were no other repossessed assets. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.

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

The following table summarizes the consideration paid for Landmark and the fair value of assets acquired, and liabilities assumed as of the acquisition date:

Purchase Price Consideration in Common Stock
Landmark shares settled for stock	2,382,695
Exchange ratio	0.272
Total FDBC shares issued	647,990
Value assigned to FDBC common share (9/30/2021 closing price)	$54.10

Purchase price assigned to Landmark common shares exchanged for FDBC common shares	$35,056,259

Purchase Price Consideration - Cash for Common Stock
Landmark shares exchanged for cash, excluding fractional shares	2,382,695
Cash consideration (per Landmark share)	$3.26
Cash portion of purchase price	$7,767,586

Cash portion of purchase price (cash paid fractional shares)	$5,559

Cash for outstanding Landmark stock options	$69,250

Total consideration paid	$42,898,654

Allocation of Purchase Price	In thousands
Total Purchase Price		$42,899

Estimated Fair Value of Assets Acquired
Cash and cash equivalents	4,090
Investment securities	49,430
Loans	298,860
Restricted investments in bank stock	1,186
Premises and equipment	3,405
Lease property under finance leases	1,188
Core deposit intangible asset	597
Other real estate owned	488
Other assets	11,629
Total assets acquired	370,873

Estimated Fair Value of Liabilities Assumed
Non-interest bearing deposits	100,472
Interest bearing deposits	208,057
Short-term borrowings	2,224
FHLB borrowings	4,602
Secured borrowings	20,619
Finance lease obligation	1,188
Other liabilities	3,387
Total liabilities assumed	340,549

Net Assets Acquired		30,324
Goodwill Recorded in Acquisition		$12,575

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

Dollars in thousands
Gross amortized cost basis at September 30, 2021	$309,767
Interest rate fair value adjustment on pools of homogeneous loans	(1,855)
Credit fair value adjustment on pools of homogeneous loans	(7,915)
Credit fair value adjustment on purchased credit impaired loans	(1,137)
Fair value of acquired loans at September 30, 2021	$298,860

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

Merger-related expenses

The Company did not incur any merger-related expenses for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, the Company incurred $2.2 million and $3.1 million in merger-related expenses related to the merger with Landmark, primarily consisting of data processing, salaries and employee benefits, and professional fee expenses.

10. Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers. The policies are recorded at their cash surrender values. Increases in cash surrender values are included in non-interest income in the consolidated statements of income. As a result of the acquisition of Landmark, the Company added BOLI with a value of $7.2 million during 2021. The policies’ cash surrender value totaled $53.7 million and $52.7 million, respectively, as of  September 30, 2022 and December 31, 2021 and is reflected as an asset on the consolidated balance sheets. For the nine months ended September 30, 2022 and 2021, the Company has recorded income of $965 thousand and $899 thousand, respectively.

Officer Life Insurance

In 2017, the Bank entered into separate split dollar life insurance arrangements (Split Dollar Agreements) with eleven officers. This plan provides each officer a specified death benefit should the officer die while in the Bank’s employ. The Bank paid the insurance premiums in March 2017 and the arrangements were effective in March 2017. In March 2019, the Bank entered into a new Split Dollar Agreement with one officer. In January 2021, the Bank entered into Split Dollar Agreements with fifteen officers. The Bank owns the policies and all cash values thereunder. Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary. As of September 30, 2022, the policies had total death benefits of $53.7 million of which $7.8 million would have been paid to the officer’s beneficiaries and the remaining $45.9 million would have been paid to the Bank. In addition, four executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met. As of  September 30, 2022 and December 31, 2021, the Company had a balance in accrued expenses of $252 thousand and $200 thousand for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement. On March 20, 2019, the Bank entered into a SERP Agreement with one officer, pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2019 until normal retirement age. As a result of the acquisition of Landmark, the Company added $1.0 million in accrued SERP expenses to the consolidated balance sheets. As of  September 30, 2022 and December 31, 2021, the Company had a balance in accrued expenses of $3.9 million and $3.6 million in connection with the SERP.

11. Revenue Recognition

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

Contract balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before the payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity already received payment (or payment is due) from the customer. The Company’s non-interest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company typically does not enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of  September 30, 2022 and December 31, 2021, the Company did not have any significant contract balances.

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

The Company’s operating leases, where the Company is lessee, include property, land and equipment. As of September 30, 2022, ten of the Company’s branch properties, one administrative office and one future branch were leased under operating leases. In four of the branch leases, the Company leases the land from an unrelated third party, and the buildings are the Company’s own capital improvement. The Company also leases three standalone ATMs under operating leases. Additionally, the Company has one property lease and four equipment leases classified as finance leases. The Company acquired a leased property classified as a finance lease with a fair value of $1.2 million from the Landmark merger during 2021.

The following is an analysis of the leased property under finance leases:

(dollars in thousands)	September 30, 2022	December 31, 2021

Property and equipment	$1,695	$1,673
Less accumulated depreciation and amortization	(546)	(366)
Leased property under finance leases, net	$1,149	$1,307

The following is a schedule of future minimum lease payments under finance leases together with the present value of the net minimum lease payments as of September 30, 2022:

(dollars in thousands)	Amount

2022	$64
2023	227
2024	171
2025	161
2026	150
2027 and thereafter	462
Total minimum lease payments (a)	1,235
Less amount representing interest (b)	(66)
Present value of net minimum lease payments	$1,169

(a)	The future minimum lease payments have not been reduced by estimated executory costs (such as taxes and maintenance) since this amount was deemed immaterial by management.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate upon lease inception.

As of September 30, 2022, the Company leased its Green Ridge, Pittston, Peckville, Back Mountain, Mountain Top, Abington, Nazareth, Easton, Bethlehem and Wyoming branches under the terms of operating leases. During 2021, the Company entered into a new lease for the Bethlehem branch which will be relocated in 2022. During 2022, the Company also entered into a new lease of administrative office space in Scranton.  Common area maintenance is included in variable lease payments in the table below. The Abington branch has variable lease payments which are calculated as a percentage of the national prime rate of interest and are expensed as incurred. The Bethlehem and Easton branches have variable lease payments that increase annually and are expensed as incurred.

(dollars in thousands)	September 30, 2022	September 30, 2021
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$180	$105
Interest on lease liabilities	16	10
Operating lease cost	555	452
Short-term lease cost	112	30
Variable lease cost	23	3
Total lease cost	$886	$600

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$16	$10
Operating cash flows from operating leases (Fixed payments)	$470	$413
Operating cash flows from operating leases (Liability reduction)	$239	$224
Financing cash flows from finance leases	$173	$103
Right-of-use assets obtained in exchange for new finance lease liabilities	$119	$1,188
Right-of-use assets obtained in exchange for new operating lease liabilities	$22	$1,644
Weighted-average remaining lease term - finance leases (in years)	6.66	7.39
Weighted average remaining lease term - operating leases (in years)	20.68	19.70
Weighted-average discount rate - finance leases	1.74%	1.81%
Weighted-average discount rate - operating leases	3.39%	3.41%

During the first nine months of 2022, $862 thousand of the total lease cost was included in premises and equipment expense and $24 thousand was included in other expenses on the consolidated statements of income. During the first nine months of 2021, $547 thousand of the total lease cost was included in premises and equipment expense and $26 thousand was included in other expenses on the consolidated statements of income. Operating lease expense is recognized on a straight-line basis over the lease term. We recognized both the interest expense and amortization expense for finance leases in premises and equipment expense since the interest expense portion was immaterial.

The future minimum lease payments for the Company’s branch network and equipment under operating leases that have lease terms in excess of one year as of September 30, 2022 are as follows:

(dollars in thousands)	Amount

2022	$176
2023	698
2024	655
2025	636
2026	643
2027 and thereafter	10,713
Total future minimum lease payments	13,521
Plus variable payment adjustment	1
Less amount representing interest	(4,016)
Present value of net future minimum lease payments	$9,506

The Company leases several properties, where the Company is lessor, under operating leases to unrelated parties. The undiscounted cash flows to be received on an annual basis for the remaining two properties under long-term operating leases are as follows:

(dollars in thousands)	Amount

2022	$12
2023	48
2024	51
2025	54
2026	54
2027 and thereafter	27
Total lease payments to be received	$246

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

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Lease income - direct finance leases
Interest income on lease receivables	$285	$201	$776	$596

Lease income - operating leases	55	60	175	188
Total lease income	$340	$261	$951	$784

13. Derivative Instruments

The Company is a party to interest rate derivatives that are not designated as hedging instruments. The Company enters into interest rate swaps that allow certain commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third-party financial institution, such that the Company minimizes its net interest rate risk exposure resulting from such transactions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities). As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however there may be fair value adjustments related to credit-quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. The Company had $1 million in investment securities pledged as collateral on its interest rate swaps with a third-party financial institution as of September 30, 2022. There were no interest rate swaps as of December 31, 2021.

		Weighted
	Notional	Average Maturity	Interest Rate	Interest Rate
(dollars in thousands)	Amount	(Years)	Paid	Received	Fair Value
September 30, 2022
Classified in Other assets:
Customer interest rate swaps	$2,000	15.16	30 Day SOFR + Margin	Fixed	$213
Classified in Accrued interest payable and other liabilities:
Third party interest rate swaps	$2,000	15.16	Fixed	30 Day SOFR + Margin	$213

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of September 30, 2022 compared to December 31, 2021 and a comparison of the results of operations for the three and nine months ended September 30, 2022 and 2021. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2021 Annual Report filed on Form 10-K.

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

■	securities markets and monetary fluctuations and volatility;
■	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
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

Executive Summary

The Company is a Pennsylvania corporation and a bank holding company, whose wholly-owned state chartered commercial bank and trust company is The Fidelity Deposit and Discount Bank. The Company is headquartered in Dunmore, Pennsylvania. We consider Lackawanna, Northampton, Lehigh and Luzerne Counties our primary marketplace.

As a leading Northeastern and Eastern Pennsylvania community bank, our goals are to enhance shareholder value while continuing to build a full-service community bank. We focus on growing our core business of retail and business lending and deposit gathering while maintaining strong asset quality and controlling operating expenses. We continue to implement strategies to diversify earning assets (see “Funds Deployed” section of this management’s discussion and analysis) and to increase the amount of low-cost core deposits (see “Funds Provided” section of this management’s discussion and analysis). These strategies include a greater level of commercial lending and the ancillary business products and services supporting our commercial customers’ needs as well as residential lending strategies and an array of consumer products. We focus on developing a full banking relationship with existing, as well as new business prospects. The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services. In addition, we explore opportunities to selectively expand and optimize our franchise footprint, consisting presently of our 21-branch network.

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties, and Eastern Pennsylvania, primarily Northampton and Lehigh counties. The Federal Open Market Committee (FOMC) increased interest rates by 25 basis points in March 2022 in the first “tightening” move since December 2018 followed by increases of 50 basis points and 75 basis points in May 2022 and June 2022, respectively. The FOMC increased interest rates another 75 basis points each in July 2022, September 2022 and November 2022, totaling 375 basis points increase thus far during 2022, and communicated inflation fighting expectations of further increases during the remainder of this year. According to the U.S. Bureau of Labor Statistics, the national unemployment rate for September 2022 was 3.5%, down 0.4 percentage points from December 2021. The unemployment rates in the Scranton - Wilkes-Barre – Hazleton (market area north) and the Allentown – Bethlehem – Easton (market area south) Metropolitan Statistical Areas (local) also decreased but the market area north remained at a higher level than the national unemployment rate. The local unemployment rates at September 30, 2022 were 4.2% in market area north and 3.3% in market area south, respectively, a decrease of 1.1 percentage points and 1.0 percentage point from the 5.3% and 4.3%, respectively, at December 31, 2021. The median home values in the Scranton-Wilkes-Barre-Hazleton metro and Allentown-Bethlehem-Easton metro increased 15.8% and 13.3%, respectively, from a year ago, according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets.  Values in the markets are expected to grow at a slower pace in the next year. In light of these expectations, we are uncertain if real estate values could continue to increase at these levels with the rising rate environment, however we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

On July 1, 2021, the Company completed its previously announced acquisition of Landmark Bancorp, Inc. (“Landmark”) and its wholly-owned bank subsidiary. Non-recurring costs to facilitate the merger and integrate systems of $3.0 million were incurred during 2021.

For the nine months ended September 30, 2022, net income was $22.9 million, or $4.03 diluted earnings per share, compared to $16.2 million, or $3.09 diluted earnings per share, for the nine months ended September 30, 2021. Non-recurring merger-related costs and Federal Home Loan Bank (FHLB) prepayment penalties incurred are not a part of the Company’s normal operations. If these expenses had not occurred, adjusted net income (non-GAAP) for the nine months ended September 30, 2022 and 2021 would have been $22.9 million and $19.1 million, respectively. Adjusted diluted EPS (non-GAAP) would have been $4.03 and $3.64 for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022 and December 31, 2021, tangible common book value per share (non-GAAP) was $22.24 and $32.57, respectively. The decrease in tangible book value was due to the decline in tangible common equity resulting within AOCI from the after tax net unrealized losses on available-for-sale securities. These non-GAAP measures should be reviewed in connection with the reconciliation of these non-GAAP ratios. See “Non-GAAP Financial Measures” located below within this management’s discussion and analysis.

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

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at September 30, 2022 and 2021.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest income (GAAP)	$20,135	$18,173	$57,378	$46,680
Adjustment to FTE	687	577	2,038	1,480
Interest income adjusted to FTE (non-GAAP)	20,822	18,750	59,416	48,160
Interest expense (GAAP)	1,625	999	3,431	2,730
Net interest income adjusted to FTE (non-GAAP)	$19,197	$17,751	$55,985	$45,430

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$13,028	$15,185	$38,484	$37,492

Net interest income (GAAP)	18,510	17,174	53,947	43,950
Plus: taxable equivalent adjustment	687	577	2,038	1,480
Non-interest income (GAAP)	3,911	4,009	12,722	14,102
Net interest income (FTE) plus non-interest income (non-GAAP)	$23,108	$21,760	$68,707	$59,532
Efficiency ratio (non-GAAP)	56.38%	69.79%	56.01%	62.98%

The following table provides a reconciliation of the tangible common equity (non-GAAP) and the calculation of tangible book value per share:

(dollars in thousands)	September 30, 2022	September 30, 2021
Tangible Book Value per Share (non-GAAP)
Total assets (GAAP)	$2,435,768	$2,411,799
Less: Intangible assets, primarily goodwill	(21,264)	(21,678)
Tangible assets	2,414,504	2,390,121
Total shareholders' equity (GAAP)	146,487	205,569
Less: Intangible assets, primarily goodwill	(21,264)	(21,678)
Tangible common equity	$125,223	$183,891

Common shares outstanding, end of period	5,630,332	5,645,687
Tangible Common Book Value per Share	$22.24	$32.57

The following table provides a reconciliation of the Company’s earnings results under GAAP to comparative non-GAAP results excluding merger-related expenses:

	Nine months ended
	September 30, 2022				September 30, 2021
(dollars in thousands except per share data)	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share
Results of operations (GAAP)	$26,610	$3,735	$22,875	$4.03	$19,010	$2,788	$16,222	$3.09
Add: Merger-related expenses	-	-	-	-	3,143	514	2,629	0.50
Add: FHLB prepayment penalty	-	-	-	-	369	78	291	0.05
Adjusted earnings (non-GAAP)	$26,610	$3,735	$22,875	$4.03	$22,522	$3,380	$19,142	$3.64

	Three months ended
	September 30, 2022				September 30, 2021
(dollars in thousands except per share data)	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share
Results of operations (GAAP)	$8,868	$1,179	$7,689	$1.36	$5,548	$689	$4,859	$0.85
Add: Merger-related expenses	-	-	-	-	2,201	462	1,739	0.31
Adjusted earnings (non-GAAP)	$8,868	$1,179	$7,689	$1.36	$7,749	$1,151	$6,598	$1.16

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

Comparison of the results of operations

three and nine months ended September 30, 2022 and 2021

Overview

For the third quarter of 2022, the Company generated net income of $7.7 million, or $1.36 per diluted share, compared to $4.9 million, or $0.85 per diluted share, for the third quarter of 2021. The $2.8 million increase in net income was primarily the result of $2.2 million lower non-interest expenses and $1.3 million higher net interest income. Non-interest expenses decreased quarter over-quarter due to merger-related expenses incurred during the third quarter of 2021 following the Landmark merger when compared to those incurred in the third quarter of 2022.  In the year-to-date comparison, net income increased by $6.7 million to $22.9 million, or $4.03 per diluted share, from $16.2 million, or $3.09 per diluted share.  The $10.0 million growth in net interest income was enough to offset $1.4 million lower non-interest income and $1.0 million higher non-interest expenses year-over-year.

Return on average assets (ROA) was 1.27% and 0.82% for the third quarters of 2022 and 2021, respectively, and 1.27% and 1.08% for the nine months ended September 30, 2022 and 2021, respectively. During the same time periods, return on average shareholders’ equity (ROE) was 18.23% and 9.07%, respectively, and 17.01% and 11.88%, respectively. ROA increased due to the growth in net income relative to the increase in average assets for the quarter and year-to-date comparisons. ROE increased due to net income growth as well as average equity decreases for the quarter and year-to-date comparisons.

Net interest income and interest sensitive assets / liabilities

For the third quarter of 2022, net interest income increased $1.3 million, or 8%, to $18.5 million from $17.2 million for the third quarter of 2021 due to increased interest income. The $2.0 million growth in interest income was produced by the addition of $108.1 million in average interest-earning assets supplemented by the effect of a 20 basis point increase in FTE yields earned on those assets. The loan portfolio contributed the most to this growth by providing $1.0 million more in interest income, which absorbed $1.3 million lower fees earned under the Paycheck Protection Program (PPP), due to $81.1 million more in average loans and a three basis point increase in the yields earned thereon. In the investment portfolio, the average balance of total securities grew $90.9 million earning 17 basis points higher FTE yields which produced $0.8 million in additional FTE interest income.  Interest income on interest-bearing cash also increased $0.3 million due to an increase in yields.  On the liability side, total interest-bearing liabilities grew $79.9 million, on average, with a 14 basis point increase in rates paid thereon. A $92.4 million higher average balance of interest-bearing deposits and 15 basis point increase in rates paid on deposits resulted in $0.7 million more interest expense on deposits for the third quarter of 2022 compared to the 2021 like period.

Net interest income increased $10.0 million, or 23%, from $43.9 million for the nine months ended September 30, 2021 to $53.9 million for the nine months ended September 30, 2022, due to $10.7 million higher interest income partially offset by a $0.7 million increase in interest expense.  Total average interest-earning assets increased $401.9 million with six basis point higher yields resulting in $11.3 million of growth in FTE interest income.  In the loan portfolio, the Company experienced average balance growth of $238.8 million which had the effect of producing $6.9 million more FTE interest income, despite $3.0 million less in fees earned under the PPP and a 7 basis point reduction in FTE yields during the first nine months of 2022.  Interest income on loans also included $0.9 million in additional fair value purchase accounting accretion during the first nine months of 2022. The average balance of the investment portfolio grew $227.1 million supplemented by a 10 basis point increase in yields which resulted in $4.0 million in additional FTE interest income.  On the liability side, total interest-bearing liabilities grew $287.6 million, on average, with a one basis point increase in rates paid on these interest-bearing liabilities.  Growth in average interest-bearing deposits of $286.2 million supplemented by a two basis point increase in the rates paid on deposits caused this increase in interest expense.

The FTE net interest rate spread increased by 6 and 5 basis points and margin increased by 10 and 5 basis points, respectively, for the three and nine months ended September 30, 2022 compared to the same 2021 periods. In the quarter-over-quarter and year-to-date comparisons, the spread and margin increased due to the yields earned on interest-earning assets increasing faster than the rise in rates paid on interest-bearing liabilities. The overall 29 and 21 basis point cost of funds for the three and nine months ended September 30, 2022, which includes the impact of non-interest bearing deposits, increased 10 and 1 basis points compared to the same 2021 periods. The primary reason for the increase was the higher rates paid on deposits compared to the same 2021 periods.

For the remainder of 2022, the Company expects to operate in a rising interest rate environment. A rate environment with rising interest rates positions the Company to improve its interest income performance from new and repricing earning assets. For the remainder of 2022, the Company anticipates net interest income to grow at a slower pace as growth in interest income would likely help mitigate an adverse impact of rate movements on the cost of funds. The risk to continuing net interest income improvement is rapid acceleration of deposit rates in the Company's marketplace. The FOMC began increasing the federal funds rate during 2022, the first moves since they cut rates during the first quarter of 2020, which began to have an effect on rates paid on interest-bearing liabilities. On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans was also increased 300 basis points during the first nine months of 2022 and another 75 basis points in November 2022. Consensus economic forecasts are predicting increases in short-term rates throughout the rest of 2022. The 2022 focus is to manage net interest income and control deposit costs through a rising forecasted short-term rate cycle for primarily overnight to 12 month rates.  Continued growth in the loan portfolios complemented with the achieved investment security growth is expected to boost interest income, and when coupled with a proactive relationship approach to deposit cost setting strategies should help stop spread compression and contain the interest rate margin, preventing further reductions below acceptable levels.

The Company’s cost of interest-bearing liabilities was 0.40% and 0.29% for the three and nine months ended September 30, 2022, or 14 and 1 basis points higher than the cost for the same 2021 periods. The increase in interest paid on deposits contributed to the higher cost of interest-bearing liabilities. Management currently believes the FOMC is expected to continue to raise the federal funds rate in the immediate future, so the Company may experience pressure to increase rates paid on deposits. To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances. Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated. Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for September 30, 2022 and 2021 to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments. This treatment allows a uniform comparison among yields on interest-earning assets. Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for loan losses. Home equity lines of credit (HELOC) are included in the residential real estate category since they are secured by real estate. Net deferred loan (cost amortization)/fee accretion of ($0.2 million) and $1.0 million during the third quarters of 2022 and 2021 , respectively, and $0.4 million and $3.2 million for the nine months ended September 30, 2022 and 2021, respectively, are included in interest income from loans. MNB and Landmark loan fair value purchase accounting adjustments of $0.9 million and $0.9 million are included in interest income from loans and $13 thousand and $43 thousand reduced interest expense on deposits and borrowings for the three months ended September 30, 2022 and 2021.  MNB and Landmark loan fair value purchase accounting adjustments of $2.8 million and $1.8 million are included in interest income from loans and $149 thousand and $79 thousand reduced interest expense on deposits and borrowings for the nine months ended September 30, 2022 and 2021.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Residual values for direct finance leases are included in the average balances for consumer loans. Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets. Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	September 30, 2022			September 30, 2021
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$59,409	$351	2.34%	$123,561	$54	0.17%
Restricted investments in bank stock	3,645	56	6.06	3,430	28	3.25
Investments:
Agency - GSE	116,914	445	1.51	110,131	382	1.37
MBS - GSE residential	264,249	1,157	1.74	219,391	795	1.44
State and municipal (nontaxable)	255,736	1,916	2.97	223,571	1,651	2.93
State and municipal (taxable)	86,262	449	2.06	79,084	377	1.89
Other	-	-	-	108	-	0.40
Total investments	723,161	3,967	2.18	632,285	3,205	2.01
Loans and leases:
C&I and CRE (taxable)	749,154	9,428	4.99	795,821	9,692	4.83
C&I and CRE (nontaxable)	70,700	620	3.48	53,632	513	3.79
Consumer	224,753	2,184	3.85	199,540	2,004	3.98
Residential real estate	466,661	4,216	3.58	381,149	3,254	3.39
Total loans and leases	1,511,268	16,448	4.32	1,430,142	15,463	4.29
Total interest-earning assets	2,297,483	20,822	3.60%	2,189,418	18,750	3.40%
Non-interest earning assets	110,404			168,838
Total assets	$2,407,887			$2,358,256

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$703,101	$577	0.33%	$674,146	$464	0.27%
Savings and clubs	245,589	59	0.10	222,077	25	0.04
MMDA	541,799	801	0.59	467,269	221	0.19
Certificates of deposit	124,083	113	0.36	158,657	168	0.42
Total interest-bearing deposits	1,614,572	1,550	0.38	1,522,149	878	0.23
Secured borrowings	7,708	75	3.85	20,140	121	2.37
Short-term borrowings	10	-	0.43	68	-	0.14
FHLB advances	-	-	-	49	-	0.06
Total interest-bearing liabilities	1,622,290	1,625	0.40%	1,542,406	999	0.26%
Non-interest bearing deposits	589,228			579,629
Non-interest bearing liabilities	29,030			23,798
Total liabilities	2,240,548			2,145,833
Shareholders' equity	167,339			212,423
Total liabilities and shareholders' equity	$2,407,887			$2,358,256
Net interest income - FTE		$19,197			$17,751

Net interest spread			3.20%			3.14%
Net interest margin			3.32%			3.22%
Cost of funds			0.29%			0.19%

	Nine months ended
(dollars in thousands)	September 30, 2022			September 30, 2021
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$55,571	$464	1.12%	$119,827	$114	0.13%
Restricted investments in bank stock	3,472	120	4.62	3,160	96	4.08
Investments:
Agency - GSE	118,052	1,309	1.48	80,147	820	1.37
MBS - GSE residential	268,494	3,416	1.70	178,355	1,911	1.43
State and municipal (nontaxable)	260,855	5,811	2.98	188,955	4,271	3.02
State and municipal (taxable)	88,513	1,348	2.04	61,371	857	1.87
Other	-	-	-	36	-	0.40
Total investments	735,914	11,884	2.16	508,864	7,859	2.06
Loans and leases:
C&I and CRE (taxable)	754,781	27,387	4.85	694,274	24,873	4.79
C&I and CRE (nontaxable)	69,555	1,711	3.29	46,185	1,331	3.85
Consumer	211,031	6,070	3.85	174,869	5,126	3.92
Residential real estate	451,880	11,780	3.49	333,167	8,761	3.52
Total loans and leases	1,487,247	46,948	4.22	1,248,495	40,091	4.29
Total interest-earning assets	2,282,204	59,416	3.48%	1,880,346	48,160	3.42%
Non-interest earning assets	119,718			134,633
Total assets	$2,401,922			$2,014,979

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$713,743	$1,529	0.29%	$569,947	$1,258	0.30%
Savings and clubs	245,052	112	0.06	203,109	88	0.06
MMDA	507,693	1,346	0.35	407,106	738	0.24
Certificates of deposit	128,893	334	0.35	128,978	499	0.52
Total interest-bearing deposits	1,595,381	3,321	0.28	1,309,140	2,583	0.26
Secured borrowings	9,301	109	1.56	6,787	121	2.37
Short-term borrowings	72	1	1.06	129	-	0.33
FHLB advances	-	-	-	1,134	26	3.07
Total interest-bearing liabilities	1,604,754	3,431	0.29%	1,317,190	2,730	0.28%
Non-interest bearing deposits	589,581			494,582
Non-interest bearing liabilities	27,741			20,607
Total liabilities	2,222,076			1,832,379
Shareholders' equity	179,846			182,600
Total liabilities and shareholders' equity	$2,401,922			$2,014,979
Net interest income - FTE		$55,985			$45,430

Net interest spread			3.19%			3.14%
Net interest margin			3.28%			3.23%
Cost of funds			0.21%			0.20%

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

	Nine months ended September 30,
(dollars in thousands)	2022 compared to 2021			2021 compared to 2020
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$(92)	$442	$350	$54	$(36)	$18
Restricted investments in bank stock	10	14	24	1	(29)	(28)
Investments:
Agency - GSE	415	74	489	665	(53)	612
MBS - GSE residential	1,098	407	1,505	466	(890)	(424)
State and municipal	1,552	-	1,552	2,705	(551)	2,154
Other	-	-	-	(1)	(2)	(3)
Total investments	3,065	481	3,546	3,835	(1,496)	2,339
Loans and leases:
Residential real estate	3,096	(77)	3,019	1,547	(840)	707
C&I and CRE	2,925	(110)	2,815	7,251	609	7,860
Consumer	1,042	(98)	944	237	(113)	124
Total loans and leases	7,063	(285)	6,778	9,035	(344)	8,691
Total interest income	10,046	652	10,698	12,925	(1,905)	11,020

Interest expense:
Deposits:
Interest-bearing checking	309	(38)	271	563	(337)	226
Savings and clubs	19	5	24	32	(28)	4
Money market	212	396	608	510	(1,062)	(552)
Certificates of deposit	-	(165)	(165)	(65)	(811)	(876)
Total deposits	540	198	738	1,040	(2,238)	(1,198)
Secured borrowings	36	(48)	(12)	121	-	121
Overnight borrowings	-	1	1	(185)	(63)	(248)
FHLB advances	(26)	-	(26)	(260)	18	(242)
Total interest expense	550	151	701	716	(2,283)	(1,567)
Net interest income	$9,496	$501	$9,997	$12,209	$378	$12,587

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

•         national and local economic trends and conditions; and

•         changes in credit concentrations.

For the three months ended September 30, 2022, the provision for loan losses was $0.5 million, a $0.1 million increase compared to $0.4 million for the same period in 2021.  The increase in the provision compared to the three months ended September 30, 2021, was due to the higher provisioning required for  loan growth in the third quarter of 2022 compared to the year earlier period.

For the nine months ended September 30, 2022, the provision for loan losses was $1.6 million relatively unchanged from the same period in 2021, despite loan growth in 2022 as the increased provisioning needed for higher organic loan growth was offset by a $0.4 million specific reserve incurred during the prior year that was not required in the current year.

This amount of provisioning was respective to the loan growth achieved during 2022 and reflected what management deemed necessary to maintain the allowance for loan and lease losses at an adequate level.

The provision for loan losses derives from the reserve required from the allowance for loan losses calculation. The Company continued provisioning for the three and nine months ended September 30, 2022 to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the third quarter of 2022, non-interest income amounted to $3.9 million, a decrease of $0.1 million, or 2%, compared to $4.0 million recorded for the same 2021 period. The decrease was due to $0.2 million less service charges on loans from less mortgage activity and less commercial loan late fees during the third quarter of 2022 compared to the third quarter of 2021.  There was also a $0.1 million decrease in gains/losses on the write-down, sale or disposal of premises and equipment from various equipment that was disposed of during the third quarter of 2022. Partially offsetting these decreases was $0.2 million in additional deposit service charges from higher overdraft charges as the number of items presented increased.

Non-interest income totaled $12.7 million for the nine months ended September 30, 2022, a decrease of $1.4 million, or 10%, from the $14.1 million recorded for the nine months ended September 30, 2021.  The decrease was primarily due to $2.3 million lower gains on loan sales and $0.5 million less loan service charges due to scaled back demand for mortgages.  There was also a $0.2 million decrease in gains/losses on the write-down, sale or disposal of premises and equipment from premises and equipment that was disposed of during 2022. Partially offsetting these decreases was $0.7 million in additional deposit service charges, $0.2 million higher fees from trust fiduciary activities and a $0.2 million increase in debit card interchange fees.

Operating expenses

For the quarter ended September 30, 2022, total non-interest expenses were $13.0 million, a decrease of $2.2 million, or 14%, compared to $15.2 million for the same 2021 quarter. Non-interest expenses would have remained flat if the Company had not incurred $2.2 million in merger-related expenses during the third quarter of 2021.  Salary and employee benefits declined $0.1 million, or 2%, to $6.8 million for the third quarter of 2022 from $6.9 million for the third quarter of 2021. The decrease was primarily due to less salaries expense from fewer full-time equivalent employees. Data processing and communications expenses decreased $0.1 million, or 11%, primarily due to the integration of systems after the merger with Landmark. These decreases were offset by increases in advertising and marketing expenses of $0.1 million from an increase in donations and $0.1 million in loan collection expenses during the third quarter of 2022.

For the nine months ended September 30, 2022, non-interest expenses increased $1.0 million, or 3%, compared to the nine months ended September 30, 2021, from $37.5 million to $38.5 million.  Non-interest expenses would have increased $3.5 million more if not for $3.1 million in merger-related expenses and a $0.4 million FHLB prepayment penalty incurred by the Company during the nine months ended September 30, 2021.  Salaries and employee benefit expenses grew $2.9 million, or 17%.  The increase was primarily due to less deferred loan origination costs reducing salaries and employee benefits expense from a lower volume of originations from mortgages and PPP loans.  Additionally, salaries and employee benefits were higher from new positions added and merit increases and higher group insurance from a larger amount of claims.  Premises and equipment expenses increased $0.5 million, or 10%, due to higher expenses for lease payments, real estate taxes and other expenses related to premises and equipment acquired from the merger with Landmark.  PA shares tax expense was $0.3 million higher from growth in equity.  Advertising and marketing expenses rose $0.2 million from additional advertising costs.  Partially offsetting these increases, professional services were $0.2 million lower for the first nine months of 2022 compared to the same 2021 period due to less legal expenses and other non-recurring professional fees incurred during the first nine months of 2021.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, were 1.43% and 1.55% for the nine months ended September 30, 2022 and 2021. The expense ratio decreased because of decreased non-interest expenses. The efficiency ratio (non-GAAP) decreased from 62.98% at September 30, 2021 to 56.01% at September 30, 2022 due to revenue increasing faster than expenses. For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Provision for income taxes

The provision for income taxes increased $0.9 million for the nine months ended September 30, 2022 compared to the same 2021 period due to higher pre-tax income. The Company's effective tax rate was 14.0% at September 30, 2022 compared to 14.7% at September 30, 2021. The difference between the effective rate and the enacted statutory corporate rate of 21% is due mostly to the effect of tax-exempt income in relation to the level of pre-tax income. The decrease in the effective tax rate was primarily due to higher tax-exempt interest income. Due to challenges relating to current market conditions, the Company may not have the ability to make a reliable estimate of all or part of its ordinary income which could cause volatility in the effective tax rate. If the federal corporate tax rate is increased, the Company’s net deferred tax liabilities and deferred tax assets will be re-valued upon adoption of the new tax rate. A federal tax rate increase will decrease net deferred tax assets with a corresponding decrease to provision for income taxes.

Comparison of financial condition at

 September 30, 2022 and December 31, 2021

Overview

Consolidated assets increased $16.7 million to $2.4 billion as of September 30, 2022 relatively unchanged from December 31, 2021. The increase in assets occurred primarily in the loan portfolio partially offset by a decline in the investment portfolio.  The reduction in the investment portfolio was primarily caused by net unrealized losses which were partially offset by the related deferred tax asset which is a component of other assets on the consolidated balance sheets.  Loan portfolio increases were funded by growth in deposits.

Funds Deployed:

Investment securities

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM). To date, management has not purchased any securities for trading purposes. Some of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them. The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions. Debt securities AFS are carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (AOCI). Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity. For the nine months ended September 30, 2022, AOCI was reduced by $82.5 million due to the change in fair value of the Company's investment securities.

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

As of September 30, 2022, the carrying value of investment securities amounted to $635.8 million, or 26% of total assets, compared to $739.0 million, or 31% of total assets, as of December 31, 2021. On September 30, 2022, 34% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations. The mortgage-backed securities portfolio includes only pass-through bonds issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association (GNMA).

The Company’s municipal (obligations of states and political subdivisions) portfolio is comprised of tax-free municipal bonds with a book value of $254.6 million and taxable municipal bonds with a book value of $86.3 million. The overall credit ratings of these municipal bonds was as follows: 37% AAA, 62% AA, and 1% A.

During the first nine months of 2022, the carrying value of total investments decreased $103.2 million, or 14%. Purchases for the first nine months of 2022 totaled $39.2 million, while principal reductions totaled $32.7 million, the decline in unrealized gain/loss was $81.6 million in the AFS portfolio and $23.9 million in unrealized losses were transferred to the HTM portfolio. The purchases were funded principally by cash flow generated from the portfolio and excess overnight liquidity. The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company. Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile.

A comparison of investment securities at September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022				December 31, 2021
(dollars in thousands)	Amount	%	Book yield	Reprice term	Amount	%	Book yield	Reprice term

MBS - GSE residential	$217,475	34.2%	1.8%	6.5	$257,267	34.8%	1.6%	5.1
Obligations of states & political subdivisions	305,937	48.1	2.9	15.2	364,710	49.4	2.3	7.5
Agency - GSE	112,375	17.7	2.3	6.7	117,003	15.8	1.4	5.2
Total	$635,787	100.0%	2.4%	10.7	$738,980	100.0%	1.9%	6.3

The investment securities portfolio contained no private label mortgage-backed securities, collateralized mortgage obligations, collateralized debt obligations, or trust preferred securities, and no off-balance sheet derivatives were in use. The portfolio had no adjustable-rate instruments as of September 30, 2022 and December 31, 2021.

Investment securities were comprised of AFS and HTM securities as of September 30, 2022 and AFS securities as of December 31, 2021. The AFS securities were recorded with a net unrealized loss of $81.4 million and a net unrealized gain of $0.2 million as of September 30, 2022 and December 31, 2021, respectively. Of the net declineof $81.6 million in the unrealized gain position; $39.0 million was attributable to municipal securities; $40.3 million was attributable to mortgage-backed securities and $2.3 million was attributable to agency securities. During the second quarter of 2022, securities with net unrealized losses totaling $23.9 million were transferred to HTM of which subsequently $1.1 million was accreted against other comprehensive income. The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve. Generally, the values of debt securities move in the opposite direction of the changes in interest rates. As interest rates along the treasury yield curve rise, especially at the intermediate and long end, the values of debt securities tend to decline. Whether or not the value of the Company’s investment portfolio will change above or below its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio. Management does not consider the reduction in value attributable to changes in credit quality. Correspondingly, when interest rates decline, the market values of the Company’s debt securities portfolio could be subject to market value increases.

As of September 30, 2022, the Company had $426.8 million in public deposits, or 19% of total deposits. Pennsylvania state law requires the Company to maintain pledged securities on these public deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers. As of September 30, 2022, the balance of pledged securities required for public and trust deposits was $468.4 million, or 74% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary. Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired. If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized. During the quarter ended September 30, 2022, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

Restricted investments in bank stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh. Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level. In addition, the Company earns a return or dividend based on the amount invested. Atlantic Community Bankers Bank (ACBB) stock totaled $82 thousand as of September 30, 2022 and December 31, 2021. The balance in FHLB stock was $3.6 million and $3.1 million as of September 30, 2022 and December 31, 2021, respectively.  The dividends received from the FHLB totaled $109 thousand and $104 thousand for the nine months ended September 30, 2022 and 2021, respectively.

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

As of September 30, 2022 and December 31, 2021, loans HFS consisted of residential mortgages with carrying amounts of $1.4 million and $31.7 million, respectively, which approximated their fair values. During the nine months ended September 30, 2022, residential mortgage loans with principal balances of $68.0 million were sold into the secondary market and the Company recognized net gains of $1.4 million, compared to $140.7 million and $3.6 million, respectively, during the nine months ended September 30, 2021.

Management completed $18.1 million in transfers of mortgages HFS to the held-for-investment portfolio during the first nine months of 2022.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster personal relationships. At September 30, 2022 and December 31, 2021, the servicing portfolio balance of sold residential mortgage loans was $465.5 million and $430.9 million, respectively, with mortgage servicing rights of $1.7 million and $1.7 million for the same periods, respectively.

Loans and leases

As of September 30, 2022, the Company had gross loans and leases, including originated and acquired loans and leases, totaling $1.5 billion compared to $1.4 billion at December 31, 2021, an increase of $90.2 million, or 6%.

Growth in the portfolio was primarily attributed to the $61.1 million increase in the residential portfolio, including $13 million in mortgage loans originated during 2021 as available-for-sale but reclassified to the held-for-investment portfolio during the first quarter 2022.  The Company elected to reclassify the mortgage loans, which meet FNMA underwriting guidelines and are considered high quality, to realize the better yields than those alternately available during the first quarter of 2022.  This growth was supplemented by a $28.8 million increase in the consumer portfolio during the first nine months of 2022.

The composition of the loan portfolio at September 30, 2022 and December 31, 2021 is summarized as follows:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Amount	%	Amount	%
Commercial and industrial	$221,911	14.6%	$236,304	16.5%
Commercial real estate:
Non-owner occupied	315,323	20.7	312,848	21.8
Owner occupied	256,053	16.8	248,755	17.3
Construction	26,015	1.7	21,147	1.5
Consumer:
Home equity installment	56,814	3.7	47,571	3.3
Home equity line of credit	53,632	3.5	54,878	3.8
Auto	132,802	8.7	118,029	8.2
Direct finance leases	32,526	2.1	26,232	1.8
Other	7,733	0.5	8,013	0.6
Residential:
Real estate	384,493	25.2	325,861	22.8
Construction	37,433	2.5	34,919	2.4
Gross loans	1,524,735	100.0%	1,434,557	100.0%
Less:
Allowance for loan losses	(16,779)		(15,624)
Unearned lease revenue	(1,793)		(1,429)
Net loans	$1,506,163		$1,417,504

Loans held-for-sale	$1,386		$31,727

Commercial & industrial (C&I) and commercial real estate (CRE)

As of September 30, 2022, the commercial loan portfolio increased by $0.2 million to $819.3 million compared to the December 31, 2021 balance of $819.1 million due to the $14.6 million increase in the commercial real estate portfolio partially offset by the $14.4 million decrease in the commercial and industrial portfolio, which was attributed to a $38.1 million reduction in PPP loans (net of deferred fees). Excluding the reduction in PPP loans during the nine months ended September 30, 2022, the commercial portfolio grew $38.3 million with the growth stemming from the both the C&I and CRE portfolios.

Excluding PPP loans, C&I loans grew $23.7 million primarily due to four loans originated during the first nine months of 2022 to four unrelated borrowers consisting of one commercial fixed term note and three tax-free municipal loans. Other C&I loan originations in various industries were offset by scheduled and unscheduled paydowns in the portfolio.

CRE loans increased $14.6 million with growth of $7.3 million in owner occupied CRE primarily due to one fixed commercial loan, $4.8 million in commercial construction and $2.5 million in non-owner occupied CRE loan balances. During the first nine months of 2022, the Company experienced growth in fixed commercial real estate loans and reductions in floating commercial real estate loans due to the current interest rate environment.

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

Beginning in the fourth quarter of 2020 and continuing during 2022, the Company submitted PPP forgiveness applications to the SBA, and through September 30, 2022, the Company received forgiveness or paydowns of $234.7 million, or 99%, of the original PPP loan balances of $236.3 million with $31.6 million occurring during the nine months ended September 30, 2022.

As a PPP lender, the Company received fee income of approximately $9.9 million with $9.8 million recognized to date, including $0.7 million recognized during the first quarter of 2022, $0.5 million during the second quarter of 2022, and $26 thousand recognized during the third quarter of 2022. Unearned fees attributed to PPP loans, net of fees paid to referral sources as prescribed by the SBA under the PPP, were $53 thousand as of September 30, 2022.

The PPP loans originated by size were as follows as of September 30, 2022:

(dollars in thousands)	Balance originated	Current balance	Total SBA fee	SBA fee recognized
$150,000 or less	$76,594	$358	$4,866	$4,846
Greater than $150,000 but less than $2,000,000	128,082	1,225	4,765	4,733
$2,000,000 or higher	31,656	-	316	316
Total PPP loans originated	$236,332	$1,583	$9,947	$9,895

The table above does not include the $20.3 million in PPP loans acquired because of the merger with Landmark during the third quarter of 2021. As of September 30, 2022, the balance of outstanding acquired PPP loans was $0.3 million.

Consumer

The consumer loan portfolio consisted of home equity installment, home equity line of credit, automobile, direct finance leases and other consumer loans.

As of September 30, 2022, the consumer loan portfolio increased by $28.8 million, or 11%, to $283.5 million compared to the December 31, 2021 balance of $254.7 million, primarily due to growth in the home equity installment, auto and direct finance lease portfolios.  Auto loans grew $14.8 million from continued demand for higher priced automobiles and new dealer relationships. Direct finance leases increased $6.3 million primarily due to higher residual values and more automobile leases added than expired.  Home equity installment loans also grew $9.2 million from the spring and fall home equity campaigns.

Residential

As of September 30, 2022, the residential loan portfolio increased by $61.1 million, or 17%, to $421.9 million compared to the December 31, 2021 balance of $360.8 million. The increase was due in part to a strategic reclassification of $13 million in available-for-sale mortgages booked during 2021 to held-for-investment loans during the first quarter of 2022. The remainder of the increase was due to a shift from mortgage loans sold to loans held-for-investment due to increased jumbo loans and the pricing of loans in the secondary market and more adjustable rate mortgages which are not being sold in the secondary market.

The residential loan portfolio consisted primarily of held-for-investment residential loans for primary residences. Management expects the sudden historic rise in interest rates to impact demand for residential mortgages for the remainder of 2022.

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

The following tables set forth the activity in the allowance for loan losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	nine months ended		twelve months ended		nine months ended
(dollars in thousands)	September 30, 2022		December 31, 2021		September 30, 2021

Balance at beginning of period	$15,624		$14,202		$14,202

Charge-offs:
Commercial and industrial	(323)		(130)		(120)
Commercial real estate	(1)		(491)		(209)
Consumer	(226)		(206)		(110)
Residential	-		(162)		(43)
Total	(550)		(989)		(482)

Recoveries:
Commercial and industrial	8		23		20
Commercial real estate	61		250		241
Consumer	59		138		70
Residential	2		-		-
Total	130		411		331
Net charge-offs	(420)		(578)		(151)
Provision for loan losses	1,575		2,000		1,550
Balance at end of period	$16,779		$15,624		$15,601

Allowance for loan losses to total loans	1.10%		1.09%		1.12%
Net charge-offs to average total loans outstanding	0.04%		0.04%		0.02%
Average total loans	$1,487,247		$1,299,960		$1,248,495
Loans 30 - 89 days past due and accruing	$852		$1,982		$1,086
Loans 90 days or more past due and accruing	$50		$64		$112
Non-accrual loans	$3,020		$2,949		$2,747
Allowance for loan losses to non-accrual loans	5.56	x	5.30	x	5.68	x
Allowance for loan losses to non-performing loans	5.47	x	5.19	x	5.46	x

The allowance increased $1.2 million, or 7%, to $16.8 million at September 30, 2022 from $15.6 million at December 31, 2021 due to provisioning of $1.6 million partially offset by $0.4 million in net charge-offs. The allowance for loan and lease losses increased as a percentage of total loans at 1.10% as of September 30, 2022 compared to 1.09% as of December 31, 2021 because the growth in the allowance (7%) outpaced the growth in the total loans (6%) through September 30, 2022.

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

During the third quarter of 2022, management decreases the qualitative factors associated with its commercial, consumer, and residential portfolios related to changes in the Company’s loan policy that were expected to reduce credit losses.

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

(dollars in thousands)	For the nine months ended September 30, 2022	% of Total Net Charge-offs	For the nine months ended September 30, 2021	% of Total Net Charge-offs
Net charge-offs
Commercial and industrial	$(315)	75%	$(100)	66%
Commercial real estate	60	(14)	33	(22)
Consumer	(167)	40	(40)	27
Residential	2	(1)	(43)	29
Total net charge-offs	$(420)	100%	$(150)	100%

For the nine months ended September 30, 2022, net charge-offs against the allowance totaled $420 thousand compared with net charge-offs of $150 thousand for the nine months ended September 30, 2021, representing a $270 thousand increase, which was attributed to a $193 thousand charge off in the C&I portfolio to a single borrower and increased losses in the consumer portfolio. Net charge offs increased as a percentage of the total loan portfolio at 0.04% for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021.

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

	September 30, 2022		December 31, 2021		September 30, 2021
		Category		Category		Category
		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$7,162	39%	$7,422	41%	$7,285	41%
Commercial and industrial	2,674	15	2,204	16	2,441	19
Consumer	2,841	18	2,404	18	2,446	18
Residential real estate	4,022	28	3,508	25	3,013	22
Unallocated	80	-	86	-	416	-
Total	$16,779	100%	$15,624	100%	$15,601	100%

As of September 30, 2022, the commercial loan portfolio, consisting of CRE and C&I loans, comprised 59% of the total allowance for loan losses compared with 62% on December 31, 2021. The commercial loan allowance allocation declined due to the payoff of a commercial real estate loan to a single borrower with a large specific impairment during the first quarter of 2022 and the relative decrease in this loan category, which decreased to 54% as of September 30, 2022 from 57% at December 31, 2021.

As of September 30, 2022, the consumer loan portfolio comprised 17% of the total allowance for loan losses compared with 15% on December 31, 2021. The two percentage point increase in the consumer loan allowance allocation was the result of relative growth in the consumer portfolio, which increased to 19% as of September 30, 2022 from 18% at December 31, 2021.

As of September 30, 2022, the residential loan portfolio comprised 24% of the total allowance for loan losses compared with 22% on December 31, 2021. The two percentage point increase was the result of the relative increase in this loan category, which increased to 28% as of September 30, 2022 from 25% at December 31, 2021.

As of September 30, 2022, the unallocated reserve, representing the portion of the allowance not specifically identified with a loan or groups of loans, was less than 1% of the total allowance for loan losses unchanged from December 31, 2021.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructurings (TDRs), other real estate owned (ORE) and repossessed assets.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2021

Loans past due 90 days or more and accruing	$50	$64	$112
Non-accrual loans *	3,020	2,949	2,747
Total non-performing loans	3,070	3,013	2,859
Troubled debt restructurings	1,347	2,987	2,479
Other real estate owned and repossessed assets	103	434	803
Total non-performing assets	$4,520	$6,434	$6,141

Total loans, including loans held-for-sale	$1,524,328	$1,464,855	$1,435,997
Total assets	$2,435,768	$2,419,104	$2,411,799
Non-accrual loans to total loans	0.20%	0.20%	0.19%
Non-performing loans to total loans	0.20%	0.21%	0.20%
Non-performing assets to total assets	0.19%	0.27%	0.25%

* In the table above, the amount includes non-accrual TDRs of $0.4 million as of September 30, 2022, $0.6 million as of December 31, 2021 and $0.7 million as of September 30, 2021.

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

Non-performing assets represented 0.19% of total assets at September 30, 2022 compared with 0.27% at December 31, 2021.  The improvement resulted from a $1.9 million, or 30%, decrease in non-performing assets. Non-performing assets decreased due to a $1.6 million reduction in accruing troubled debt restructurings and a $0.3 million reduction in other real estate owned and repossessed assets.

From December 31, 2021 to September 30, 2022, non-accrual loans increased $0.1 million, or 2%, from $2.9 million to $3.0 million. The $0.1 million increase in non-accrual loans was primarily the result of $1.7 million in additions and $0.1 million in advances partially offset by $0.9 million in payments, $0.4 million in moves to ORE, $0.3 million in charge offs, and $0.1 million in moves to accrual.

At September 30, 2022, there were a total of 39 loans to 29 unrelated borrowers with balances that ranged from less than $1 thousand to $0.6 million. At December 31, 2021, there were a total of 31 loans to 28 unrelated borrowers with balances that ranged from less than $1 thousand to $0.7 million.

There were two full recourse auto loans totaling $50 thousand that were over 90 days past due as of September 30, 2022 compared to two direct finance leases totaling $64 thousand that were over 90 days past due as of December 31, 2021. The delinquent auto loans are fully guaranteed under a formal recourse agreement with the originating auto dealer and we are in process of orderly collection.

The Company seeks payments from all past due customers through an aggressive customer communication process. Unless well-secured and in the process of collection, past due loans will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

The composition of non-performing loans as of September 30, 2022 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$221,911	$-	$628	$628	0.28%
Commercial real estate:
Non-owner occupied	315,323	-	732	732	0.23%
Owner occupied	256,053	-	1,303	1,303	0.51%
Construction	26,015	-	-	-	-
Consumer:
Home equity installment	56,814	-	-	-	-
Home equity line of credit	53,632	-	119	119	0.22%
Auto loans	132,802	50	201	251	0.19%
Direct finance leases *	30,733	-	-	-	-
Other	7,733	-	-	-	-
Residential:
Real estate	384,493	-	37	37	0.01%
Construction	37,433	-	-	-	-
Loans held-for-sale	1,386	-	-	-	-
Total	$1,524,328	$50	$3,020	$3,070	0.20%

*Net of unearned lease revenue of $1.8 million.

Payments received from non-accrual loans are recognized on a cost recovery method. Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. If the non-accrual loans that were outstanding as of September 30, 2022 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $126 thousand.

The following tables set forth the activity in TDRs for the periods indicated:

As of and for the nine months ended September 30, 2022
	Accruing	Non-accruing
	Commercial	Commercial	Commercial
(dollars in thousands)	real estate	real estate	& industrial	Total
Troubled Debt Restructures:
Beginning balance	$2,987	$419	$135	$3,541
Additions	-	-	-	-
Pay downs / payoffs	(1,640)	(65)	(135)	(1,840)
Charge offs	-	-	-	-
Ending balance	$1,347	$354	$-	$1,701
Number of loans	6	1	-	7

As of and for the year ended December 31, 2021
	Accruing	Non-accruing
	Commercial	Commercial	Commercial
(dollars in thousands)	real estate	real estate	& industrial	Total
Troubled Debt Restructures:
Beginning balance	$2,571	$456	$206	$3,233
Additions	519	-	-	519
Pay downs / payoffs	(103)	(37)	(6)	(146)
Charge offs	-	-	(65)	(65)
Ending balance	$2,987	$419	$135	$3,541
Number of loans	8	1	2	11

The Company, on a regular basis, reviews changes to loans to determine if they meet the definition of a TDR. TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards to maximize the Company’s recovery.

From December 31, 2021 to September 30, 2022, TDRs declined $1.8 million, or 52%, primarily due to the payoff of two commercial real estate TDRs to a single borrower totaling $1.6 million and the payoff of two C&I TDRs to a single borrower totaling $0.1 million. At December 31, 2021, there were a total of 11 TDRs by 8 unrelated borrowers with balances that ranged from $50 thousand to $1.3 million, and at September 30, 2022, there were a total of 7 TDRs by 6 unrelated borrowers with balances that ranged from $89 thousand to $0.5 million.

Loans modified in a TDR may or may not be placed on non-accrual status. At September 30, 2022, there was one TDR totaling $0.4 million that was on non-accrual status compared to three TDRs totaling $0.6 million at December 31, 2021.

Foreclosedassets held-for-sale

From December 31, 2021 to September 30, 2022, foreclosed assets held-for-sale (ORE) declined from $434 thousand to $103 thousand, a $331 thousand decrease, which was primarily attributed to two ORE properties totaling $283 thousand that were sold during the first quarter. One property totaling $437 thousand was also added to ORE and sold during 2022.

The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$434	5	$256	6

Additions	437	1	969	7
Pay downs	(6)		-
Write downs	(17)		(16)
Sold	(745)	(4)	(775)	(8)
Balance at end of period	$103	2	$434	5

As of September 30, 2022, ORE consisted of two properties securing loans to two unrelated borrowers totaling $103 thousand. One property ($102 thousand) was added in 2021 and one property ($1 thousand) was added in 2017. Of the two properties, one property is under agreement of sale and one property is listed for sale.

As of September 30, 2022 and December 31, 2021, the Company had no other repossessed assets held-for-sale.

Cash surrender value of bank owned life insurance

The Company maintains bank owned life insurance (BOLI) for a chosen group of employees at the time of purchase, namely its officers, where the Company is the owner and sole beneficiary of the policies. BOLI is classified as a non-interest earning asset. Increases in the cash surrender value are recorded as components of non-interest income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance and its tax-free advantage to the Company. This profitability is used to offset a portion of current and future employee benefit costs. As a result of the Landmark acquisition, the Company acquired $7.2 million in BOLI during the third quarter of 2021. The BOLI cash surrender value build-up can be liquidated if necessary, with associated tax costs. However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position. Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.  The Company was notified of a pending death benefit claim on two owned policies and, upon completion of proper administration, expects to receive over $0.9 million in the upcoming months.

Premises and equipment

Net of depreciation, premises and equipment increased $1.7 million during the first nine months of 2022. The Company purchased $0.6 million in fixed assets and added $4.0 million in construction in process during the first nine months of 2022. The increase in construction in process was primarily due to the purchase of the Scranton Electric Building for a new headquarters in Scranton, PA. These increases were partially offset by $1.7 million in depreciation expense and $1.2 million in transfers to other assets held-for-sale. The Company is planning to open a new branch and administrative office for Luzerne County in Wilkes-Barre in December.  The Company has recently begun remodeling the Main Branch located in Dunmore, PA and estimated costs for the project are currently $3.9 million. The Company began corporate headquarters planning which may continue to increase construction in process and is evaluating its branch network looking for consolidation that makes sense for more efficient operations.

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

Other assets

During the first nine months of 2022, the $22.1 million increase in other assets was due mostly to a $21.0 million increase in deferred tax assets primarily from net unrealized losses in the investment portfolio and $0.7 million increase in prepaid dealer reserve.

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

The following table represents the components of deposits as of the date indicated:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$731,701	32.4%	$730,595	33.7%
Savings and clubs	245,202	10.9	234,747	10.8
Money market	538,480	23.9	475,447	21.9
Certificates of deposit	121,006	5.4	138,793	6.4
Total interest-bearing	1,636,389	72.6	1,579,582	72.8
Non-interest bearing	616,844	27.4	590,283	27.2
Total deposits	$2,253,233	100.0%	$2,169,865	100.0%

Total deposits increased $83.4 million, or 4%, to $2.3 billion at September 30, 2022 from $2.2 billion at December 31, 2021. During 2022, the Company accepted various wealth managed trust accounts into a bank pledged money market account which increased total deposits by $42.4 million at September 30, 2022. Money market accounts grew $63.0 million primarily due to the $42.4 million from trust accounts along with a $24.0 million transfer from an interest-bearing checking account. Non-interest bearing checking accounts increased $26.6 million primarily due to increases in business checking accounts.  Savings and clubs also increased $10.5 million due to personal savings growth.  Interest-bearing checking accounts increased $1.1 million during the first nine months of 2022 as seasonal activity in public accounts offset the aforementioned $24.0 million transfer to a money market account. During the fourth quarter of 2022, one public customer started transitioning interest-bearing deposits totaling $38.4 million at September 30, 2022 out of the bank and the Company expects most of these deposits to be gone at the end of the year. The Company focuses on obtaining a full-banking relationship with existing checking account customers as well as forming new customer relationships. The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers to maintain and grow core deposits. For the remainder of 2022, the Company expects deposit balances to wane as clients transfer their deposits to investments to earn higher interest and pay down debts. Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset future deposit growth.

Partially offsetting these non-maturing deposit increases, CDs decreased $17.8 million during the first nine months of 2022. CD balances continue to decline as rates lagged capital market rate increases and CDs with promotional rates reached maturity. The majority of maturing CDs were closed as customers could earn higher yields by investing the money elsewhere. The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program and Insured Cash Sweep (ICS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000. The Company did not have any CDARs as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, ICS reciprocal deposits represented $26.7 million and $27.6 million, or 1% each, of total deposits which are included in interest-bearing checking accounts in the table above. The $0.9 million decrease in ICS deposits is primarily due to business deposit transfers from ICS accounts to other interest-bearing checking accounts.

As of September 30, 2022, total uninsured deposits were estimated to be $1.1 billion. The estimate of uninsured deposits is based on the same methodologies and assumptions used for regulatory reporting requirements. The Company aggregates deposit products by taxpayer identification number and classifies into ownership categories to estimate amounts over the FDIC insurance limit.

The maturity distribution of certificates of deposit that meet or exceed the FDIC limit, by account, at September 30, 2022 is as follows:

(dollars in thousands)
Three months or less	$10,042
More than three months to six months	1,400
More than six months to twelve months	5,386
More than twelve months	4,416
Total	$21,244

Approximately 27% of the CDs, with a weighted-average interest rate of 0.34%, are scheduled to mature in 2022 and an additional 52%, with a weighted-average interest rate of 0.36%, are scheduled to mature in 2023. Renewing CDs are currently expected to re-price to lower market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products. The Company plans to address repricing CDs in the ordinary course of business on a relationship basis and is prepared to match rates when prudent to maintain relationships. Growth in CD accounts is challenged by the current and expected rate environment and clients’ preference for short-term rates. The Company will develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists. The Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Short-term borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

Short-term borrowings may include overnight balances with FHLB line of credit and/or correspondent bank’s federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations. If deposit balances decline, the Company may need to use short-term borrowings to fund loan growth for the fourth quarter of 2022. As of September 30, 2022, the Company had the ability to borrow $113.6 million from the Federal Reserve borrower-in-custody program, $145.9 million in overnight borrowings with the FHLB and $31.0 million from lines of credit with correspondent banks.

Secured borrowings

As of September 30, 2022 and December 31, 2021, the Company had 9 secured borrowing agreements with third parties with a fair value of $7.6 million related to certain sold loan participations that did not qualify for sales treatment acquired from Landmark. Secured borrowings are expected to decrease for the remainder of 2022 from scheduled amortization and, when possible, early pay-offs.

FHLB advances

The Company had no FHLB advances as of September 30, 2022 and December 31, 2021. During the first quarter of 2021, the Company paid off $5 million in FHLB advances with a weighted average interest rate of 3.07%. During the third quarter of 2021, the Company acquired $4.5 million in FHLB advances from the Landmark merger that was subsequently paid off. As of September 30, 2022, the Company had the ability to borrow an additional $607.4 million from the FHLB, including any overnight borrowings. The Company does not expect to have any FHLB advances in 2022.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At September 30, 2022, the Company maintained a one-year cumulative gap of negative (liability sensitive) $86.4 million, or -3.5%, of total assets. The effect of this negative gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of rising interest rates. Conversely, in a declining interest rate environment, net interest income could be positively impacted because more liabilities than assets will re-price downward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at September 30, 2022:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$69,062	$-	$-	$64,980	$134,042
Investment securities (1)(2)	8,149	22,182	55,629	553,466	639,426
Loans and leases(2)	335,699	215,498	402,971	553,381	1,507,549
Fixed and other assets	-	53,711	-	101,040	154,751
Total assets	$412,910	$291,391	$458,600	$1,272,867	$2,435,768
Total cumulative assets	$412,910	$704,301	$1,162,901	$2,435,768

Non-interest-bearing transaction deposits (3)	$-	$61,746	$169,509	$385,589	$616,844
Interest-bearing transaction deposits (3)	637,258	-	351,250	526,875	1,515,383
Certificates of deposit	33,105	52,216	28,038	7,647	121,006
Secured borrowings	6,333	-	1,355	-	7,688
Short-term borrowings	10	-	-	-	10
Other liabilities	-	-	-	28,350	28,350
Total liabilities	$676,706	$113,962	$550,152	$948,461	$2,289,281
Total cumulative liabilities	$676,706	$790,668	$1,340,820	$2,289,281

Interest sensitivity gap	$(263,796)	$177,429	$(91,552)	$324,406
Cumulative gap	$(263,796)	$(86,367)	$(177,919)	$146,487

Cumulative gap to total assets	(10.8)%	(3.5)%	(7.3)%	6.0%
(1)	Includes restricted investments in bank stock and the net unrealized gains/losses on available-for-sale securities.
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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at September 30, 2022 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the September 30, 2022 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	(4.2)%	(7.6)%
Net income	(7.3)	(15.2)
Economic value at risk:
Economic value of equity	(10.1)	(6.1)
Economic value of equity as a percent of total assets	(1.4)	(0.9)

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At September 30, 2022, the Company’s risk-based capital ratio was 14.34%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning October 1, 2022, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$79,733	$(3,472)	(4.2)%
+100 basis points	81,775	(1,430)	(1.7)%
Flat rate	83,205	-	-%
-100 basis points	80,707	(2,498)	(3.0)%
-200 basis points	76,908	(6,297)	(7.6)%

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee. As of September 30, 2022, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the nine months ended September 30, 2022, the Company generated $37.2 million of cash. During the period, the Company’s operations provided approximately $40.3 million mostly from $54.7 million of net cash inflow from the components of net interest income plus $12.0 million in proceeds over originations of loans HFS partially offset by net non-interest expense/income related payments of $25.2 million and $1.6 million in quarterly estimated tax payments. Cash inflow from interest-earning assets, deposits and loan payments were used to purchase investment securities and replace maturing and cash runoff of securities, fund the loan portfolio, invest in bank premises and equipment and make net dividend payments. The Company received a large amount of public deposits over the past six years. The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities. Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs. The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

During 2020, 2021 and the first nine months of 2022, the Company also experienced deposit inflow resulting from businesses and municipalities that received relief from the CARES Act, American Rescue Plan Act and other government stimulus. There is uncertainty about the length of time that these deposits will remain which could require the Company to maintain elevated cash balances. The Company will continue to monitor deposit fluctuation for significant changes.

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

As of September 30, 2022, the Company maintained $134.0 million in cash and cash equivalents and $414.8 million of investments AFS and loans HFS. Also as of September 30, 2022, the Company had approximately $607.4 million available to borrow from the FHLB, $31.0 million from correspondent banks, $113.6 million from the FRB and $362.2 million from the IntraFi Network One-Way Buy program. The combined total of $1.7 billion represented 68% of total assets at September 30, 2022. Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the nine months ended September 30, 2022, total shareholders' equity decreased $65.2 million, or 31%, due principally to a $82.5 million after tax reduction in the net unrealized gain position to a net unrealized loss position in the Company’s investment portfolio, $5.7 million of cash dividends declared on the Company’s common stock and $1.2 million in treasury stock purchases. These items were partially offset by $22.9 million in net income added into retained earnings, $0.3 million from investments in the Company’s common stock via the Employee Stock Purchase Plan (ESPP) and $1.0 million from stock-based compensation expense from the ESPP and restricted stock and SSARs. The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 24.7% for the nine months ended September 30, 2022. The balance of earnings is retained to further strengthen the Company’s capital position.

As of September 30, 2022, the Company reported a net unrealized loss position of $82.3 million, net of tax, from the securities portfolio compared to a net unrealized gain of $0.2 million as of December 31, 2021. The $82.5 million reduction during the first nine months of 2022 was from the $64.5 million reduction in net unrealized gains to net unrealized losses on AFS securities, net of tax, and $18.0 million in net unrealized losses on HTM securities transferred from AFS, net of tax. Lower unrealized gains and higher unrealized losses on all types of securities contributed to the net unrealized losses in investment portfolio. Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers. Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline. While volatility has existed in the yield curve within the past twelve months, a rising rate environment is expected and during the period of rising rates, the Company expects pricing in the bond portfolio to decline. There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.

To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans. The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants. During the first nine months of 2022, the Company acquired shares in the open market to fulfill the needs of the DRP. Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%. As of September 30, 2022 and December 31, 2021, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change. The following table depicts the capital amounts and ratios of the Company, on a consolidated basis, and the Bank as of  September 30, 2022 and December 31, 2021:

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of September 30, 2022

Total capital (to risk-weighted assets)
Consolidated	$224,313	14.3%	≥	$125,097	8.0%	≥	$164,190	10.5%		N/A	N/A
Bank	$223,871	14.3%	≥	$125,026	8.0%	≥	$164,097	10.5%	≥	$156,282	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$207,496	13.3%	≥	$70,367	4.5%	≥	$109,460	7.0%		N/A	N/A
Bank	$207,054	13.3%	≥	$70,327	4.5%	≥	$109,398	7.0%	≥	$101,584	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$207,496	13.3%	≥	$93,823	6.0%	≥	$132,916	8.5%		N/A	N/A
Bank	$207,054	13.3%	≥	$93,769	6.0%	≥	$132,840	8.5%	≥	$125,026	8.0%

Tier I capital (to average assets)
Consolidated	$207,496	8.5%	≥	$97,488	4.0%	≥	$97,488	4.0%		N/A	N/A
Bank	$207,054	8.5%	≥	$97,481	4.0%	≥	$97,481	4.0%	≥	$121,851	5.0%

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of December 31, 2021

Total capital (to risk-weighted assets)
Consolidated	$205,667	14.5%	≥	$113,421	8.0%	≥	$148,866	10.5%		N/A	N/A
Bank	$205,726	14.5%	≥	$113,406	8.0%	≥	$148,845	10.5%	≥	$141,757	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$189,980	13.4%	≥	$63,800	4.5%	≥	$99,244	7.0%		N/A	N/A
Bank	$190,039	13.4%	≥	$63,791	4.5%	≥	$99,230	7.0%	≥	$92,142	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$189,980	13.4%	≥	$85,066	6.0%	≥	$120,510	8.5%		N/A	N/A
Bank	$190,039	13.4%	≥	$85,054	6.0%	≥	$120,493	8.5%	≥	$113,406	8.0%

Tier I capital (to average assets)
Consolidated	$189,980	7.9%	≥	$95,688	4.0%	≥	$95,688	4.0%		N/A	N/A
Bank	$190,039	7.9%	≥	$95,680	4.0%	≥	$95,680	4.0%	≥	$119,600	5.0%

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2021 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended September 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
June 1, 2022 to June 30, 2022	10,294	$37.60	10,294	$4,612,907
July 1, 2022 to July 31, 2022	19,508	39.27	19,508	3,846,893
August 1, 2022 to August 31, 2022	2,037	39.00	2,037	3,767,450
Total	31,839	$38.71	31,839	$3,767,450

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, is formatted in Inline XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021; Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021; Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2022 and 2021; Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 and the Notes to the Consolidated Financial Statements. **

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Fidelity D & D Bancorp, Inc.

Date: November 10, 2022	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: November 10, 2022	/s/Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer