Form 10-K
period 2022-12-31
FIDELITY D & D BANCORP INC
filed 2023-03-20
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on the attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was $193.9 million as of June 30, 2022, based on the closing price of $40.70. The number of shares of common stock outstanding as of February 28, 2023 was 5,653,684.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be used in connection with the 2023 Annual Meeting of Shareholders are incorporated herein by reference in partial response to Part III.

Fidelity D & D Bancorp, Inc.
2022 Annual Report on Form 10-K

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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

■	local, regional and national economic conditions and changes thereto;
■	the short-term and long-term effects of inflation, and rising costs to the Company, its customers and on the economy;
■	securities markets and monetary fluctuations and volatility;
■	impacts of the capital and liquidity requirements of the Basel III standards and other regulatory pronouncements, regulations and rules;
■	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
■	effects of short- and long-term federal budget and tax negotiations and their effect on economic and business conditions;
■	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
■	the impact of new or changes in existing laws and regulations, including laws and regulations concerning taxes, banking, securities and insurance and their application with which the Company and its subsidiaries must comply;
■	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;
■	the risks of changes and volatility of interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;
■	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet;
■	the effects of economic conditions particularly with regard to the negative impact of lingering disruptions caused by the spread of Coronavirus Disease 2019 (COVID-19) and any other pandemic, epidemic or other health-related crisis and responses thereto on current customers and the operations of the Company, specifically the effect of the economy on loan customers’ ability to repay loans;
■	technological changes;
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

The Bank has offered a full range of traditional banking services since it commenced operations in 1903. The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services. A full list of services provided by the Bank is detailed in the section entitled “Products and Services” contained within the 2022 Annual Report to Shareholders, incorporated by reference. The service area is comprised of the Borough of Dunmore and the surrounding communities within Lackawanna and Luzerne counties in Northeastern Pennsylvania and Northampton County in Eastern Pennsylvania. In 2022, the Company had 14.48% of Lackawanna County’s total deposit market share ranking 2nd in total deposits, 6.70% of Luzerne County’s total deposit market share ranking 6th in total deposits and 6.34% of Northampton County’s total deposit market share ranking 7th in total deposits.

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

During 2022, the national unemployment rate fell to 3.5% compared to 3.9% at the end of 2021. The unemployment rates in the Company’s local statistical markets, Scranton-Wilkes-Barre-Hazleton and Allentown-Bethlehem-Easton, dropped to 4.3% and 3.3%, respectively, from 4.8% and 4.0%, respectively, at the end of 2021. The local economy has been volatile in recent years and generally lags the national market trends. The Company’s credit function strives to mitigate the negative impact of economic conditions by maintaining disciplined underwriting principles for commercial and consumer lending and ensuring that home mortgage underwriting adheres to the standards of secondary market makers. As it has in the past, the Company continued to pursue property foreclosure, wherever possible, to lessen the negative impact of foreclosed property ownership. Refer to Item 1A, “Risk Factors” for material risks and uncertainties that management believes affect the Company.

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

Human Capital

Mission and Core Values

Mission:  We are Fidelity Bank.  We are passionate about success and committed to building strong relationships through exceptional experiences.  We will be the best bank for our bankers to work, our clients to bank, our shareholders to invest and for our community to prosper.  Our bankers are our first stakeholder by design as their actions, knowledge and focus on the client experience drive our success.  We continuously invest in our bankers by offering competitive total compensation, a strong benefit package for themselves and their families, opportunity to invest in the Company through stock ownership, continuous learning, career development and programs to engage and enhance the work experience.

Fidelity Bankers have a voice in the Company and are called upon to provide opinions and ideas through dialogue programs with the CEO, Service Quality Surveys and the annual Climate Survey.  Collectively, they have assisted in the development of the Core Values:

●	Relationships
●	Integrity
●	Commitment
●	Passion
●	Innovation
●	Success

Culturally, the Fidelity Model Experience provides a strategic vision to build a performance-based corporation.  It guides all bankers on solidifying internal and external relationships and becoming the Trusted Financial Advisor for clients.

Demographics

As of December 31, 2022, the Company employed 320 bankers within its network located in Northeast and Lehigh Valley, Pennsylvania.  The Company employed 29 part-time bankers and 291 full-time bankers.  Employment levels are aligned with the needs of the business.

Health and Wellness

The Company provides a strong health benefit package to bankers, to include medical, dental and vision insurances, life insurance, long- and short-term disability coverage and flexible spending accounts.  Packages include options to cover family members according to established guidelines, creating a focus on caring for both the personal and professional needs of the banker.  Telemedicine options, enhanced and delivered through the COVID-19 pandemic create an optional, ease of use method for health provider access.  The telemedicine program continues to provide quality care for ongoing COVID-19 cases as well as for routine ailments and illnesses.

Each year, the benefit suite is reviewed, repriced and evaluated for strength and value.  Care is taken to provide a cost contained package while requiring bankers to share in the cost of healthcare. Additional programs are vetted and added where meaningful. Bankers may enroll and view benefit information through a Company Benefits Portal, providing access to insurance policies, forms, pricing, and general benefit information.  Additionally, access is available directly through the medical plan insurer, giving all participants an avenue to gain pertinent information including medical care records, health and wellness articles on prevention, specific illnesses and diseases, physicians and facilities and cost of care comparisons.

The Company provides assistance to bankers in the form of an Employee Assistance Program through a confidential provider.  During the difficulties experienced throughout the pandemic, bankers made use of the program for personal and professional struggles and continue to have ongoing access to round-the-clock support at no charge, including confidential counseling, work-life solutions, legal support and financial guidance.

In addition to benefit packages, the Company offers paid time off for vacation, sick and personal time, as it is an important part of balancing a fulfilling work and personal life.

Diversity and Inclusion

The Company is committed to promoting a diverse and inclusive workforce and values the strength it brings to the organization.  Hiring practices include outreach to organizations representing groups of color and ethnicity, veteran status, disabled persons and women.  Recruitment sources are varied to reach a broad audience.  These practices have resulted in a continuously increased diverse representation and an enhanced ability to provide for the diverse needs of the communities we serve.  The Affirmative Action Plan monitors the Company's success in creating equal employment opportunities for bankers and applicants and guides staff in hiring practices.

Training and Development

The investment into the continuous improvement of all bankers is evident in the bank’s commitment of training dollars and resources.  Key Performance Indicators (KPIs), tracked quarterly, outline training goals bank-wide and training dollars spent.  The Company has a devoted training team and all bankers are offered and encouraged to participate in continuous training initiatives.  Innovative programs, including Fidelity Bank University, leadership training, the education assistance program, enrichment programs through conferences, seminars and workshops and options for certifications are offered to educate bankers at all levels.

The bank monitors other Human Capital KPIs tracking banker activities; KPIs include and are not limited to community service and participation goals, turnover, new hire retention and climate survey scores.  Results are monitored against goals.

The Company believes banker engagement is a tenet of its success.  The practice of giving each banker a voice, providing fair compensation and opportunity for stock ownership, recognizing exceptional service through a formalized recognition program, providing a quality benefit and retirement package, promoting career development opportunities and delivering strong programs and processes creates a strong and engaged workforce.  The programs assist in aligning the interests of the bankers with those of the shareholders and they provide further incentive to bankers to enhance the financial results of the Company.

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

The Financial Accounting Standards Board ("FASB") has recently issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, FASB issued an accounting standard update (“ASU”) entitled “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, banks will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles (“GAAP”), which delays recognition until it is probable a loss has been incurred.

The new CECL standard was originally expected to become effective for the Company on January 1, 2020, and for interim periods within that year. In November 2019, FASB agreed to delay implementation of the new CECL standard for certain companies, including those companies that qualify as a smaller reporting company under SEC rules, until January 1, 2023. The Company adopted the new CECL standard as of January 1, 2023. The CECL model may create more volatility in the level of the allowance for loan losses. If the Company is required to materially increase the level of its allowance for credit losses and reserve for unfunded commitments for any reason, such increase could adversely affect its business, financial condition and results of operations. The Company is currently assessing the impact of CECL. This is discussed further in Footnote 18, "Recent Accounting Pronouncements," of Part II, Item 8 “Financial Statements and Supplementary Data”, which is incorporated herein by reference.

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

The Company’s profitability depends significantly on economic conditions in the Commonwealth of Pennsylvania and the local regions in which it conducts business.

The Company’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in Lackawanna and Luzerne Counties in Northeastern Pennsylvania and Northampton County in Eastern Pennsylvania. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. A significant decline in general economic conditions caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic occurrences or instability, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

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

Severe weather, natural disasters, acts of war or terrorism, global instability, pandemics and other external events could significantly impact the Company’s business.

Severe weather, natural disasters, acts of war or terrorism, global instability, pandemics and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Severe weather or natural disasters, acts of war or terrorism, global instability, pandemics or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

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

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

●	Actual or anticipated variations in quarterly results of operations.
●	Recommendations by securities analysts.
●	Operating and stock price performance of other companies that investors deem comparable to the Company.
●	News reports relating to trends, concerns and other issues in the financial services industry.
●	Perceptions in the marketplace regarding the Company and/or its competitors.
●	New technology used, or services offered, by competitors.
●	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors.
●	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.
●	Changes in government regulations.
●	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

The Dodd-Frank Act comprehensively reforms the regulation of financial institutions and their products and services. Dodd-Frank requires various federal regulatory agencies to implement numerous rules and regulations. Because federal agencies are granted broad discretion in drafting these rules and regulations, many of the details and the full impact of Dodd-Frank may not be known for many months or years.

Dodd-Frank, like other financial industry reforms, has had and will continue to have a significant effect on our entire industry. Although it is difficult to predict with certainty the magnitude and extend of these effects at this time, we believe compliance with Dodd-Frank, its interpretive regulations, rules, and initiatives will negatively impact revenue and increase the cost of doing business. Additional expenses associated with compliance with the Act, currently and on an ongoing basis, are likely to continue and the effects of full implementation of the Act may limit our ability to pursue certain business opportunities.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

As of December 31, 2022, the Company and the Bank operated 21 full-service banking offices, of which eleven were owned and ten were leased. The Pittston branch property is subject to a lease with a company of which director, William J. Joyce, Sr., is a partner. With the exception of the Pittston branch, none of the lessors of the properties leased by the Company are affiliated with the Company and all of the properties are located in the Commonwealth of Pennsylvania. The Company is headquartered at its owner-occupied main branch located on the corner of Blakely and Drinker Streets in Dunmore, PA. Executive and administrative, commercial lending, trust and asset management services are located at the Main Branch. The Company also operates a financial center in downtown Scranton, PA. Executive, mortgage and consumer lending, finance, operations and a full-service call center are located in this building. During 2022, the Company purchased the Scranton Electric Building for a future corporate headquarters in Scranton, PA, which is in the process to be placed on the National Register of Historic Places.  Demolition of non-historical interior improvements is currently underway to allow for the next phase of planned remodeling with the expected completion ready for 2025. We believe each of our facilities is suitable and adequate to meet our current operational needs and intended purposes.

The Company also operates a wealth management office in Minersville, PA under a short-term lease agreement.

Additionally, the Company has a limited production office in Scranton, PA that is currently leased for certain commercial lenders and credit department employees.

The Company currently owns a property in Wilkes-Barre, PA that will become a full-service branch during 2023.

The Company acquired a leased building in Scranton from the merger with Landmark. The branch in the building was closed in September 2021 and the building was converted into a training center during 2022.

Foreclosed assets held-for-sale includes other real estate owned (ORE). The Company had two ORE properties as of December 31, 2022, which stemmed from two unrelated borrowers. Upon possession, foreclosed properties are recorded on the Company’s balance sheet at the lower of cost or fair value. For a further discussion of ORE properties, see “Foreclosed assets held-for-sale”, located in the comparison of financial condition section of managements’ discussion and analysis.

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

The Company had approximately 1,663 shareholders at December 31, 2022 and 1,681 shareholders as of February 28, 2023. The number of shareholders is the actual number of distinct shareholders of record. Each security depository is considered a single shareholder for purposes of determining the approximate number of shareholders.

Performance graph

The following graph and table compare the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the NASDAQ Composite and KBW NASDAQ Bank index (the KBW NASDAQ index) for the period of five fiscal years commencing January 1, 2018, and ending December 31, 2022. The graph illustrates the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2017, in each of: the Company’s common stock, the NASDAQ Composite and the KBW NASDAQ index. As of December 31, 2022, the KBW NASDAQ index consisted of 24 banks. A listing of the banks that comprise the KBW NASDAQ index can be found on the Company’s website at www.bankatfidelity.com and then on the bottom of the page clicking on, Investor Relations, Stock Info, The KBW NASDAQ Bank index in the drop-down menu. All cumulative total returns are computed assuming the reinvestment of dividends into the applicable securities. The shareholder return shown on the graph and table below is not necessarily indicative of future performance:

Total Return Performance
250.00
200.00
150.00
100.00
50.00
Index Value
Fidelity D & D Bancorp, Inc.
NASDAQ Composite Index
KBW NASDAQ Bank Index
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Fidelity D & D Bancorp, Inc.	100.00	158.27	156.08	165.34	155.10	127.90
NASDAQ Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
KBW NASDAQ Bank Index	100.00	82.29	112.01	100.46	138.97	109.23

Purchases of equity securities by the issuer and affiliated purchasers

The following information describes the Company's stock repurchases during the fourth quarter of the fiscal year ended December 31, 2022.

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2022 to October 31, 2022	715	$39.45	715	$3,739,242
November 1, 2022 to November 30, 2022	-	-	-	3,739,242
December 1, 2022 to December 31, 2022	-	-	-	3,739,242
Total	715	$39.45	715	$3,739,242

On May 18, 2022, the Company announced that the Board of Directors approved a plan to purchase, in open market and privately negotiated transactions, up to 3% of its outstanding common stock in accordance with all applicable securities laws and regulations, including SEC Rule 10b-18 of the Exchange Act.  The plan shall terminate on the earlier of the date an aggregate of $5,000,000 of stock have been purchased or August 9, 2023.

ITEM 6:  [Reserved]

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Critical accounting policies

The presentation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses at December 31, 2022 is adequate and reasonable. Given the subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

Another material estimate is the calculation of fair values of the Company’s investment securities. Fair values of investment securities are determined by pricing provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions. Based on experience, management is aware that estimated fair values of investment securities tend to vary among valuation services. Accordingly, when selling investment securities, price quotes may be obtained from more than one source. As described in Notes 1 and 4 of the consolidated financial statements, incorporated by reference in Part II, Item 8, the Company’s investment securities are classified as available-for-sale (AFS) or held-to-maturity (HTM). AFS securities are carried at fair value on the consolidated balance sheets, with unrealized gains and losses, net of income tax, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (loss) (AOCI).

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

Goodwill is tested at least annually at November 30 for impairment, or more often if events or circumstances indicate there may be impairment. Impairment write-downs are charged to the consolidated statement of income in the period in which the impairment is determined. In testing goodwill for impairment, the Company performed a qualitative assessment, resulting in the determination that the fair value of its reporting unit exceeded its carrying amount. Accordingly, there is no goodwill impairment at December 31, 2022. Other acquired intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives and subject to periodic impairment testing.

All significant accounting policies are contained in Note 1, “Nature of Operations and Summary of Significant Accounting Policies”, within the notes to consolidated financial statements and incorporated by reference in Part II, Item 8.

The following discussion and analysis presents the significant changes in the financial condition and in the results of operations of the Company as of December 31, 2022 and 2021 and for each of the years then ended. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report.

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at December 31, 2022, 2021, 2020, 2019 and 2018.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

(dollars in thousands)	2022	2021	2020	2019	2018
Interest income (GAAP)	$78,672	$65,468	$49,496	$39,269	$35,330
Adjustment to FTE	2,738	2,135	1,095	750	718
Interest income adjusted to FTE (non-GAAP)	81,410	67,603	50,591	40,019	36,048
Interest expense (GAAP)	6,398	3,639	5,311	7,554	4,873
Net interest income adjusted to FTE (non-GAAP)	$75,012	$63,964	$45,280	$32,465	$31,175

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

(dollars in thousands)	2022	2021	2020	2019	2018
Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$51,348	$50,107	$38,319	$26,921	$25,072

Net interest income (GAAP)	72,274	61,829	44,185	31,715	30,457
Plus: taxable equivalent adjustment	2,738	2,135	1,095	750	718
Non-interest income (GAAP)	16,642	18,287	14,668	10,193	9,200
Net interest income (FTE) plus non-interest income (non-GAAP)	$91,654	$82,251	$59,948	$42,658	$40,375
Efficiency ratio (non-GAAP)	56.02%	60.92%	63.92%	63.11%	62.10%

The following table provides a reconciliation of the tangible common equity (non-GAAP) and the calculation of tangible book value per share:

(dollars in thousands)	2022	2021	2020	2019	2018
Tangible Book Value per Share (non-GAAP)
Total assets (GAAP)	$2,378,372	$2,419,104	$1,699,510	$1,009,927	$981,102
Less: Intangible assets, primarily goodwill	(21,168)	(21,569)	(8,787)	(209)	(209)
Tangible assets	2,357,204	2,397,535	1,690,723	1,009,718	980,893
Total shareholders' equity (GAAP)	162,950	211,729	166,670	106,835	93,557
Less: Intangible assets, primarily goodwill	(21,168)	(21,569)	(8,787)	(209)	(209)
Tangible common equity	$141,782	$190,160	$157,883	$106,626	$93,348

Common shares outstanding, end of period	5,630,794	5,645,687	4,977,750	3,781,500	3,759,426
Tangible Common Book Value per Share	$25.18	$33.68	$31.72	$28.20	$24.83

The following tables provides a reconciliation of the Company’s earnings results under GAAP to comparative non-GAAP results excluding merger-related expenses and an FHLB prepayment penalty:

	2022
(dollars in thousands except per share data)	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share
Results of operations (GAAP)	$35,468	$5,447	$30,021	$5.29
Add: Merger-related expenses	-	-	-	-
Add: FHLB prepayment penalty	-	-	-	-
Adjusted earnings (non-GAAP)	$35,468	$5,447	$30,021	$5.29

	2021
(dollars in thousands except per share data)	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share

Results of operations (GAAP)	$28,009	$4,001	$24,008	$4.48
Add: Merger-related expenses	3,033	491	2,542	0.47
Add: FHLB prepayment penalty	369	78	291	0.05
Adjusted earnings (non-GAAP)	$31,411	$4,570	$26,841	$5.00

	2020
(dollars in thousands except per share data)	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share

Results of operations (GAAP)	$15,284	$2,249	$13,035	$2.82
Add: Merger-related expenses	2,452	426	2,026	0.44
Add: FHLB prepayment penalty	481	101	380	0.08
Adjusted earnings (non-GAAP)	$18,217	$2,776	$15,441	$3.34

Comparison of Financial Condition as of December 31, 2022

and 2021 and Results of Operations for each of the Years then Ended

Executive Summary

The Company generated $30.0 million in net income in 2022, or $5.29 diluted earnings per share, up $6.0 million, or 25%, from $24.0 million, or $4.48 diluted earnings per share, in 2021. During 2022, rising interest rates and a well-diversified balance sheet contributed to the success of our earnings performance. Federal Open Market Committee (FOMC) officials raised the federal funds rate 425 basis points during 2022 and another 25 basis points in February 2023. The Company expects the fed funds rate to continue to rise during 2023 as the level of inflation and the labor market remains strong. The 2023 focus is to manage net interest income through a rising forecasted rate cycle by exercising disciplined and proactive loan pricing and managing deposit costs to maintain a reasonable spread. From a financial condition and performance perspective, our mission for 2023 will be to continue to strengthen our capital position through retained earnings by implementing creative marketing and revenue enhancing strategies, continuing to manage the cost of deposits, growing and cultivating more of our wealth management and business services and managing credit risk at tolerable levels thereby maintaining overall asset quality.

Nationally, the unemployment rate fell from 3.9% at December 31, 2021 to 3.5% at December 31, 2022. The unemployment rates in the Scranton - Wilkes-Barre - Hazleton (market area north) and the Allentown – Bethlehem - Easton (market area south) Metropolitan Statistical Areas (local) also decreased but the market area north remained at a higher level than the national unemployment rate. According to the U.S. Bureau of Labor Statistics, the local unemployment rates at December 31, 2022 were 4.3% in the market area north and 3.3% in the market area south, respectively, a decrease of 0.5 and 0.7 percentage points from the 4.8% and 4.0%, respectively, at December 31, 2021. The national and local unemployment rates have decreased as a result of the improving economic environment. The median home values in the Scranton-Wilkes-Barre-Hazleton metro and Allentown-Bethlehem-Easton metro each increased 6.0% and 10.7% from a year ago, according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, and values are expected to grow 3.0% and 0.8% in the next year. In light of these expectations, we are uncertain if real estate values could continue to increase at these levels with the continued rising rate environment, however we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

On May 1, 2020, the Company completed its acquisition of MNB Corporation (“MNB”). The merger expanded the Company’s full-service footprint into Northampton County, PA and the Lehigh Valley. Non-recurring costs to facilitate the merger and integrate systems of $2.5 million were incurred during 2020.

On July 1, 2021, the Company completed its acquisition of Landmark Bancorp, Inc. (“Landmark”). Non-recurring costs to facilitate the merger and integrate systems of $3.0 million were incurred during 2021.

Non-recurring merger-related costs and a FHLB prepayment penalty incurred during 2021 and 2020 are not a part of the Company’s normal operations. There were no non-recurring costs during 2022.

For the years ended December 31, 2022 and 2021, tangible common book value per share (non-GAAP) was $25.18 and $33.68, respectively, a decrease of 25.2%. The decrease in tangible book value was due to the decline in tangible common equity resulting within AOCI from the after-tax net unrealized losses on available-for-sale securities. These non-GAAP measures should be reviewed in connection with the reconciliation of these non-GAAP ratios. See “Non-GAAP Financial Measures” located above within this management’s discussion and analysis.

During 2022, the Company’s assets declined by 2% primarily from unrealized losses in the investment portfolio. In 2023, we expect total loans to increase and a decline in the investment portfolio. The increase in the loan portfolio is expected to be funded primarily by deposit growth supplemented by short-term borrowings, when necessary. No long-term FHLB advances are expected in 2023.

Non-performing assets represented 0.17% of total assets as of December 31, 2022, down from 0.27% at the prior year end. Non-performing assets to total assets was lower during 2022 mostly due to the amount (or dollar value) of non-performing assets decreasing while there was growth in total assets.

Branch managers, relationship bankers, mortgage originators and our business service partners are all focused on developing a mutually profitable full banking relationship with our clients. We understand our markets, offer products and services along with financial advice that is appropriate for our community, clients and prospects. The Company continues to focus on the trusted financial advisor model by utilizing the team approach of experienced bankers that are fully engaged and dedicated towards maintaining and growing profitable relationships.

During 2023, the Company expects to operate in a higher interest rate environment. The Company’s balance sheet is positioned to improve its net interest income performance, but increases in yields may not keep pace with higher cost of funds which may compress net interest spread. Expectations are for short-term rates to continue to increase throughout 2023, which could continue to increase deposit rate pricing. The Company currently expects net interest margin to remain unchanged for 2023.

Financial Condition

Consolidated assets decreased $40.7 million, or 2%, to $2.4 billion as of December 31, 2022 from $2.4 billion at December 31, 2021. The decrease in assets occurred primarily from a decrease in the investment portfolio and a reduction in excess cash balances. Loan portfolio growth was funded by utilizing cash balances and short-term borrowings.

The following table is a comparison of condensed balance sheet data as of December 31:

(dollars in thousands)
Assets:	2022	%	2021	%	2020	%
Cash and cash equivalents	$29,091	1.2%	$96,877	4.0%	$69,346	4.1%
Investment securities	643,606	27.1	738,980	30.6	392,420	23.1
Restricted investments in bank stock	5,268	0.2	3,206	0.1	2,813	0.2
Loans and leases, net	1,548,662	65.1	1,449,231	59.9	1,135,236	66.8
Bank premises and equipment	31,307	1.3	29,310	1.2	27,626	1.6
Life insurance cash surrender value	54,035	2.3	52,745	2.2	44,285	2.6
Other assets	66,403	2.8	48,755	2.0	27,784	1.6
Total assets	$2,378,372	100.0%	$2,419,104	100.0%	$1,699,510	100.0%

Liabilities:
Total deposits	$2,166,913	91.1%	$2,169,865	89.7%	$1,509,505	88.8%
Secured borrowings	7,619	0.3	10,620	0.4	-	-
Short-term borrowings	12,940	0.5	-	-	-	-
FHLB advances	-	-	-	-	5,000	0.3
Other liabilities	27,950	1.2	26,890	1.1	18,335	1.1
Total liabilities	2,215,422	93.1	2,207,375	91.2	1,532,840	90.2
Shareholders' equity	162,950	6.9	211,729	8.8	166,670	9.8
Total liabilities and shareholders' equity	$2,378,372	100.0%	$2,419,104	100.0%	$1,699,510	100.0%

A comparison of net changes in selected balance sheet categories as of December 31, are as follows:

			Earning				Other		FHLB
(dollars in thousands)	Assets	%	assets*	%	Deposits	%	borrowings	%	advances	%

2022	$(40,732)	(2)	$(35,954)	(2)	$(2,952)	(0)	$9,939	94	$-	-
2021	719,594	42	682,812	43	660,360	44	10,620	100	(5,000)	(100)
2020	689,583	68	648,880	69	673,768	81	(37,839)	(100)	(10,000)	(67)
2019	28,825	3	21,878	2	65,554	9	(38,527)	(50)	(16,704)	(53)
2018	117,465	14	112,078	14	40,037	5	57,864	313	10,500	50

* Earning assets include interest-bearing deposits with financial institutions, gross loans and leases, loans held-for-sale, available-for-sale securities and restricted investments in bank stock excluding loans placed on non-accrual status.

For more information about the Company's capital, see Footnote 15, "Regulatory Matters," of Part II, Item 8 “Financial Statements and Supplementary Data”, which is incorporated herein by reference and the "Capital Resources" section of management’s discussion and analysis contained herein.

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

The following table represents the components of total deposits as of December 31:

	2022		2021
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$664,439	30.7%	$730,595	33.7%
Savings and clubs	238,174	11.0	234,747	10.8
Money market	544,468	25.1	475,447	21.9
Certificates of deposit	117,224	5.4	138,793	6.4
Total interest-bearing	1,564,305	72.2	1,579,582	72.8
Non-interest bearing	602,608	27.8	590,283	27.2
Total deposits	$2,166,913	100.0%	$2,169,865	100.0%

Total deposits decreased $3.0 million, or less than 1%, to $2.2 billion at December 31, 2022 from $2.2 billion at December 31, 2021. During 2022, the Company accepted various Fidelity Bank wealth managed trust accounts into a money market account pledged by its securities portfolio which increased total deposits by $69.2 million at December 31, 2022. Money market accounts grew $69.0 million due to the $69.2 million from trust accounts along with a $24.0 million transfer from an interest-bearing checking account partially offset by outflows from personal and public accounts. Non-interest bearing checking accounts increased $12.3 million primarily due to increases in business checking accounts.  Savings and clubs also increased $3.4 million due to personal savings growth.  Interest-bearing checking accounts decreased $66.2 million during 2022 primarily from one large public customer that withdrew $30.8 million and the aforementioned $24.0 million transfer to a money market account plus declines in personal and business account balances. The Company focuses on obtaining a full-banking relationship with existing checking account customers as well as forming new customer relationships. The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers to maintain and grow core deposits. For 2022, the Company experienced deposit balance declines as clients transferred their deposits to investments to earn higher interest and pay down debts. We currently expect this trend to continue throughout 2023. Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset future deposit growth. The Company had approximately $97 million in American Rescue Plan Act funds in public deposit accounts at December 31, 2022 that may be disbursed during 2023 resulting in declines in public deposits.

Partially offsetting these non-maturing deposit increases, CDs decreased $21.6 million, or 16%, during 2022. CD balances continue to decline as rates lagged capital market rate increases and CDs with promotional rates reached maturity. Some maturing CDs were closed as customers could earn higher yields by investing the money into other products. The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program and Insured Cash Sweep (ICS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000. The Company did not have any CDARs as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, ICS reciprocal deposits represented $26.3 million and $27.6 million, or 1% each, of total deposits which are included in interest-bearing checking accounts in the table above. The $1.3 million decrease in ICS deposits is primarily due to business deposit transfers from ICS accounts to other interest-bearing checking accounts.

As of December 31, 2022, total uninsured deposits were estimated to be $985.2 million. The estimate of uninsured deposits is based on the same methodologies and assumptions used for regulatory reporting requirements. The Company aggregates deposit products by taxpayer identification number and classifies into ownership categories to estimate amounts over the FDIC insurance limit.

The maturity distribution of certificates of deposit that meet or exceed the FDIC limit, by account, at December 31, 2022 is as follows:

(dollars in thousands)
Three months or less	$2,168
More than three months to six months	3,377
More than six months to twelve months	6,340
More than twelve months	9,239
Total	$21,124

Approximately 65% of the CDs, with a weighted-average interest rate of 0.51%, are scheduled to mature in 2023 and an additional 21%, with a weighted-average interest rate of 1.49%, are scheduled to mature in 2024. Renewing CDs are currently expected to re-price to higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products. The Company plans to continue to address repricing CDs in the ordinary course of business on a relationship pricing basis and is prepared to match rates when prudent to maintain relationships. Growth in CD accounts is challenged by the current and expected rate environment and clients’ preference for short-term rates. The Company will continue to develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists. The Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Short-term borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

Short-term borrowings may include overnight balances with FHLB line of credit and/or correspondent bank’s federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations. The Company used $12.9 million in short-term borrowings to fund loan growth as of December 31, 2022. As of December 31, 2022, the Company had the ability to borrow $112.0 million from the Federal Reserve borrower-in-custody program, $145.9 million in overnight borrowings with the FHLB and $31.0 million from lines of credit with correspondent banks.

Information with respect to the Company’s short-term borrowing’s maximum and average outstanding balances and interest rates are contained in Note 8, “Short-term Borrowings,” of the notes to consolidated financial statements incorporated by reference in Part II, Item 8.

Secured borrowings

As of December 31, 2022 and 2021, the Company had 9 and 11 secured borrowing agreements with third parties with a fair value of $7.6 million and $10.6 million, respectively, related to certain sold loan participations that did not qualify for sales treatment acquired from Landmark. Secured borrowings are expected to decrease for 2023 from scheduled amortization and, when possible, early pay-offs.

FHLB advances

The Company had no FHLB advances as of December 31, 2022 and 2021. As of December 31, 2022, the Company had the ability to borrow an additional $602.2 million from the FHLB, including any overnight borrowings. The Company does not expect to have any FHLB advances in 2023.

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

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM). To date, management has not purchased any securities for trading purposes. Some of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them. The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions. Debt securities AFS are carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (AOCI). Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity. For the year ended December 31, 2022, AOCI was reduced by $71.3 million due to the change in fair value of the Company's investment securities.

Effective April 1, 2022, the Company transferred agency and municipal bonds with a book value of $245.5 million from AFS to HTM in order to apply the accounting for securities HTM to mitigate the effect AFS accounting has on the balance sheet. The bonds that were transferred had the highest price volatility and consisted of fixed-rate securities representing 70% of the agency portfolio, 70% of the taxable municipal portfolio each laddered out on the short to intermediate part of the curve and 35% of the tax-exempt municipal portfolio on the long end of the curve were identified as the best candidates given the Company’s ability to hold those bonds to maturity. The market value of the securities on the date of the transfer was $221.7 million, after netting unrealized losses totaling $18.9 million. The $18.9 million, net of deferred taxes, will be accreted into other comprehensive income over the life of the bonds.

As of December 31, 2022, the carrying value of investment securities amounted to $643.6 million, or 27% of total assets, compared to $739.0 million, or 31% of total assets, at December 31, 2021. On December 31, 2022, 34% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations. The mortgage-backed securities portfolio includes only pass-through bonds issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association (GNMA).

The Company’s municipal (obligations of states and political subdivisions) portfolio is comprised of tax-free municipal bonds with a book value of $254.0 million and taxable municipal bonds with a book value of $86.3 million. The overall credit ratings of these municipal bonds was as follows: 37% AAA, 62% AA, and 1% A.

During 2022, the carrying value of total investments decreased $95.4 million, or 13%. Purchases for 2022 totaled $42.1 million, while principal reductions totaled $40.7 million, the decline in unrealized gain/loss was $68.1 million in the AFS portfolio and $23.9 million in unrealized losses were transferred to the HTM portfolio. The purchases were funded principally by cash flow generated from the portfolio and excess overnight liquidity. The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company. Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile. During January 2023 with the 10-year U.S. Treasury yield declining, $31.2 million of securities were able to be sold yielding 3.62% (FTE yield of 4.33%) at a breakeven level. These proceeds were used to pay down FHLB overnight borrowings costing 4.80%.

A comparison of total investment securities as of December 31 follows:

	2022				2021
(dollars in thousands)	Amount	%	Book yield	Reprice term	Amount	%	Book yield	Reprice term
HTM securities:
Obligations of states & political subdivisions - tax exempt	$83,426	13.0%	3.8%	21.8	$-	-%	-%	-
Obligations of states & political subdivisions - taxable	59,012	9.1	3.1	12.3	-	-	-	-
Agency - GSE	80,306	12.5	2.6	7.4	-	-	-	-
Total HTM securities	$222,744	34.6%	3.2%	14.1	$-	-%	-%	-
AFS debt securities:
MBS - GSE residential	$217,435	33.8%	1.8%	6.4	$257,267	34.8%	1.6%	5.1
Obligations of states & political subdivisions - tax exempt	149,131	23.2	2.6	11.4	272,909	37.0	2.4	7.3
Obligations of states & political subdivisions - taxable	22,763	3.5	1.6	6.6	91,801	12.4	1.9	8.1
Agency - GSE	31,533	4.9	1.4	4.6	117,003	15.8	1.4	5.2
Total AFS debt securities	$420,862	65.4%	2.0%	8.0	$738,980	100.0%	1.9%	6.3
Total securities	$643,606	100.0%	2.4%	9.9	$738,980	100.0%	1.9%	6.3

The investment securities portfolio contained no private label mortgage-backed securities, collateralized mortgage obligations, collateralized debt obligations, or trust preferred securities, and no off-balance sheet derivatives were in use. The portfolio had no adjustable-rate instruments as of December 31, 2022 and 2021.

Investment securities were comprised of AFS and HTM securities as of December 31, 2022 and AFS securities as of December 31, 2021. The AFS securities were recorded with a net unrealized loss of $67.9 million and a net unrealized gain of $0.2 million as of December 31, 2022 and 2021, respectively. Of the $68.1 million net decline; $30.1 million was attributable to municipal securities; $35.9 million was attributable to mortgage-backed securities and $2.1 million was attributable to agency securities. During the second quarter of 2022, securities with net unrealized losses totaling $23.9 million were transferred to HTM of which subsequently $1.7 million was accreted against other comprehensive income. The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve. Generally, the values of debt securities move in the opposite direction of the changes in interest rates. As interest rates along the treasury yield curve rise, especially at the intermediate and long end, the values of debt securities tend to decline. Whether or not the value of the Company’s investment portfolio will change above or below its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio. Management does not consider the reduction in value attributable to changes in credit quality. Correspondingly, when interest rates decline, the market values of the Company’s debt securities portfolio could be subject to market value increases.

As of December 31, 2022, the Company had $350.7 million in public deposits, or 16% of total deposits. Pennsylvania state law requires the Company to maintain pledged securities on these public deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers. As of December 31, 2022, the balance of pledged securities required for public and trust deposits was $407.2 million, or 63% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary. Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired. If a decline in value is deemed to be other-than-temporary, the amortized cost of the security is reduced by the credit impairment amount and a corresponding charge to current earnings is recognized. During the year ended December 31, 2022, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

Restricted investments in bank stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh. Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level. In addition, the Company earns a return or dividend based on the amount invested. Atlantic Community Bankers Bank (ACBB) stock totaled $82 thousand as of December 31, 2022 and 2021. The balance in FHLB stock was $5.2 million and $3.1 million as of December 31, 2022 and 2021, respectively. The dividends received from the FHLB totaled $164 thousand and $130 thousand for the years ended December 31, 2022 and 2021, respectively.

Loans and leases

As of December 31, 2022, the Company had gross loans and leases, including originated and acquired loans and leases, totaling $1.6 billion compared to $1.4 billion at December 31, 2021, an increase of $131.4 million, or 9%.

During the year ended December 31, 2022, the growth in the portfolio was primarily attributed to the $79.6 million increase in the residential portfolio, including $13 million in mortgage loans originated during 2021 as available-for-sale but reclassified to the held-for-investment portfolio during the first quarter 2022.  The Company elected to reclassify the mortgage loans, which meet FNMA underwriting guidelines and are considered high quality, to realize the better yields than those alternately available during the first quarter of 2022.  This growth was supplemented by a $29.7 million increase in the consumer portfolio and a $22.1 million increase in the commercial portfolio during 2022.

A comparison of loan originations, net of participations is as follows for the periods indicated:

	2022	2021
(dollars in thousands)	Amount	Amount
Loans:
Commercial and industrial	$69,709	$128,768
Commercial real estate	77,517	89,653
Consumer	101,394	68,482
Residential real estate	122,892	241,395
Total loans	371,512	528,298
Lines of credit:
Commercial	185,702	77,194
Residential construction	42,630	54,110
Home equity and other consumer	34,567	40,214
Total lines of credit	262,899	171,518
Total originations closed	$634,411	$699,816

Commercial and industrial originations decreased by $59 million, or 46%, to $70 million in 2022. This occurred because the Company recorded PPP loans in the commercial and industrial category. PPP loan originations were $77 million in 2021 and there were no PPP loan originations in 2022.

Commercial and industrial (C&I) and commercial real estate (CRE)

As of December 31, 2022, the commercial loan portfolio increased by $22.1 million to $841.1 million compared to the December 31, 2021 balance of $819.0 million due to the $23.9 million increase in the commercial real estate portfolio partially offset by the $1.8 million decrease in the commercial and industrial portfolio, which was attributed to a $38.5 million reduction in PPP loans (net of deferred fees). Excluding the reduction in PPP loans (net of deferred fees) during the year ended December 31, 2022, the commercial portfolio grew $60.6 million with the growth stemming from both the C&I and CRE portfolios.

Excluding PPP loans, C&I loans grew $36.7 million primarily due to a focus on tax-free and municipal lending in 2022 with the addition of a public finance department. Other C&I loan originations in various industries were offset by scheduled and unscheduled paydowns in the portfolio.

CRE loans increased $23.9 million primarily due to growth of $22.1 million in owner occupied CRE primarily due to one fixed commercial loan and one floating commercial loan to unrelated borrowers during 2022.

Paycheck Protection Program Loans

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (SBA) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (PPP).

As a qualified SBA lender, the Company was automatically authorized to originate PPP loans, and during the second and third quarters of 2020, the Company originated 1,551 loans totaling $159 million under the Paycheck Protection Program.

Under the PPP, the entire principal amount of the borrower’s loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount, so long as the employer maintains or quickly rehires employees and maintains salary levels and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.

As part of the Economic Relief Act, an additional $284 billion of federal resources was allocated to a reauthorized and revised PPP. On January 19, 2021, the Company began processing and originating PPP loans for this second round, which subsequently ended on May 31, 2021, and during this round, the Company originated 1,022 loans totaling $77 million.

Beginning in the fourth quarter of 2020 and continuing during 2022, the Company submitted PPP forgiveness applications to the SBA, and through December 31, 2022, the Company received forgiveness or paydowns of $235.2 million, or 99%, of the original PPP loan balances of $236.3 million with $32.1 million occurring during the year ended December 31, 2022.

As a PPP lender, the Company received fee income of approximately $9.9 million with $9.9 million recognized to date, including $1.2 million recognized during 2022. Unearned fees attributed to PPP loans, net of fees paid to referral sources as prescribed by the SBA under the PPP, were $33 thousand as of December 31, 2022.

The PPP loans originated by size were as follows as of December 31, 2022:

(dollars in thousands)	Balance originated	Current balance	Total SBA fee	SBA fee recognized
$150,000 or less	$76,594	$107	$4,866	$4,858
Greater than $150,000 but less than $2,000,000	128,082	1,033	4,765	4,740
$2,000,000 or higher	31,656	-	316	316
Total PPP loans originated	$236,332	$1,140	$9,947	$9,914

The table above does not include the $20.3 million in PPP loans acquired because of the merger with Landmark during the third quarter of 2021. As of December 31, 2022, the balance of outstanding acquired PPP loans was $0.2 million.

Consumer

The consumer loan portfolio consisted of home equity installment, home equity line of credit, automobile, direct finance leases and other consumer loans.

As of December 31, 2022, the consumer loan portfolio increased by $29.7 million, or 12%, to $284.4 million compared to the December 31, 2021 balance of $254.7 million, primarily due to growth in the home equity installment, auto and direct finance lease portfolios.  Auto loans grew $13.9 million from continued demand for higher priced automobiles and new dealer relationships. Direct finance leases increased $7.0 million primarily due to higher residual values and more automobile leases added than expired.  Home equity installment loans also grew $11.5 million from the spring and fall home equity campaigns.

Residential

As of December 31, 2022, the residential loan portfolio increased by $79.6 million, or 22%, to $440.4 million compared to the December 31, 2021 balance of $360.8 million. The increase was due in part to a strategic reclassification of $13 million in available-for-sale mortgages booked during 2021 to held-for-investment loans during the first quarter of 2022. The remainder of the increase was due to a shift from mortgage loans sold to loans held-for-investment due to increased jumbo loans and the pricing of loans in the secondary market and more adjustable rate mortgages which are not being sold in the secondary market.

The residential loan portfolio consisted primarily of held-for-investment residential loans for primary residences. Management expects the sudden historic rise in interest rates to impact demand for residential mortgages for 2023.

A comparison of loans and related percentage of gross loans, at December 31, for the five previous periods is as follows:

	December 31, 2022		December 31, 2021
(dollars in thousands)	Amount	%	Amount	%
Commercial and industrial	$234,478	15.0%	$236,304	16.5%
Commercial real estate:
Non-owner occupied	316,867	20.2	312,848	21.8
Owner occupied	270,810	17.3	248,755	17.3
Construction	18,941	1.2	21,147	1.5
Consumer:
Home equity installment	59,118	3.8	47,571	3.3
Home equity line of credit	52,568	3.4	54,878	3.8
Auto	131,936	8.4	118,029	8.2
Direct finance leases	33,223	2.1	26,232	1.8
Other	7,611	0.5	8,013	0.6
Residential:
Real estate	398,136	25.4	325,861	22.8
Construction	42,232	2.7	34,919	2.4
Gross loans	1,565,920	100.0%	1,434,557	100.0%
Less:
Allowance for loan losses	(17,149)		(15,624)
Unearned lease revenue	(1,746)		(1,429)
Net loans	$1,547,025		$1,417,504

Loans held-for-sale	$1,637		$31,727

	2020		2019		2018
(dollars in thousands)	Amount	%	Amount	%	Amount	%

Commercial and industrial	$280,757	25.0%	$122,594	16.2%	$126,884	17.4%
Commercial real estate:
Non-owner occupied	192,143	17.1	99,801	13.2	95,515	13.1
Owner occupied	179,923	16.1	130,558	17.3	124,092	17.0
Construction	10,231	0.9	4,654	0.6	6,761	0.9
Consumer:
Home equity installment	40,147	3.6	36,631	4.9	32,729	4.5
Home equity line of credit	49,725	4.4	47,282	6.3	52,517	7.2
Auto	98,386	8.8	105,870	14.0	105,576	14.5
Direct finance leases	20,095	1.8	16,355	2.2	17,004	2.3
Other	7,602	0.7	5,634	0.7	6,314	0.9
Residential:
Real estate	218,445	19.5	167,164	22.2	145,951	20.0
Construction	23,357	2.1	17,770	2.4	15,749	2.2
Gross loans	1,120,811	100.0%	754,313	100.0%	729,092	100.0%
Less:
Allowance for loan losses	(14,202)		(9,747)		(9,747)
Unearned lease revenue	(1,159)		(903)		(1,028)
Net loans	$1,105,450		$743,663		$718,317

Loans held-for-sale	$29,786		$1,643		$5,707

The following table sets forth the maturity distribution of select commercial and construction components of the loan portfolio at December 31, 2022. The determination of maturities is based on contractual terms. Non-contractual rollovers or extensions are included in one year or less category of the maturity classification. Excluded from the table are residential real estate and consumer loans:

		More than	More than
	One year	one year to	five years to	More than
(dollars in thousands)	or less	five years	fifteen years	fifteen years	Total
Commercial and industrial	$4,617	$77,014	$63,385	$89,462	$234,478
Commercial real estate	20,894	40,946	341,556	184,281	587,677
Commercial real estate construction *	18,941	-	-	-	18,941
Residential real estate construction *	42,232	-	-	-	42,232
Total	$86,684	$117,960	$404,941	$273,743	$883,328

*In the table above, both residential and CRE construction loans are included in the one year or less category since, by their nature, these loans are converted into residential and CRE loans within one year from the date the real estate construction loan was consummated. Upon conversion, the residential and CRE loans would normally mature after five years.

The following table sets forth the total amount of C&I and CRE loans due after one year which have predetermined interest rates (fixed) and floating or adjustable interest rates (variable) as of December 31, 2022:

	One to five	Five to	Over
(dollars in thousands)	years	fifteen years	fifteen years	Total

Fixed interest rate	$78,714	$69,607	$38,586	$186,907
Variable interest rate	39,246	335,334	235,157	609,737
Total	$117,960	$404,941	$273,743	$796,644

Non-refundable fees and costs associated with all loan originations are deferred. Using either the interest method or straight-line amortization, the deferral is released as credits or charges to loan interest income over the life of the loan.

There are no concentrations of loans or customers to several borrowers engaged in similar industries exceeding 10% of total loans that are not otherwise disclosed as a category in the tables above. There are no concentrations of loans that, if resulted in a loss, would have a material adverse effect on the business of the Company. The Company’s loan portfolio does not have a material concentration within a single industry or group of related industries or customers that is vulnerable to the risk of a near-term severe negative business impact. As of December 31, 2022, approximately 75% of the gross loan portfolio was secured by real estate compared to 75% at December 31, 2021 and 66% at December 31, 2020.

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

As of December 31, 2022 and 2021, loans HFS consisted of residential mortgages with carrying amounts of $1.6 million and $31.7 million, respectively, which approximated their fair values. During the year ended December 31, 2022, residential mortgage loans with principal balances of $78.8 million were sold into the secondary market and the Company recognized net gains of $1.6 million, compared to $159.8 million and $4.1 million, respectively, during the year ended December 31, 2021. During the year ended December 31, 2021, the Company also sold one SBA guaranteed loan with a principal balance of $0.2 million and recognized a net gain of $24 thousand.

Management completed $13 million in transfers of mortgages HFS at December 31, 2021 to the held-for-investment portfolio during 2022.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster relationships. At December 31, 2022 and 2021, the servicing portfolio balance of sold residential mortgage loans was $465.7 million and $430.9 million, respectively, with mortgage servicing rights of $1.6 million and $1.7 million for the same periods, respectively.

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

The following table sets forth the activity in the allowance for loan losses and certain key ratios for the periods indicated:

(dollars in thousands)	2022		2021		2020		2019		2018

Balance at beginning of period	$15,624		$14,202		$9,747		$9,747		$9,193

Charge-offs:
Commercial and industrial	(371)		(130)		(372)		(184)		(196)
Commercial real estate	(67)		(491)		(465)		(597)		(268)
Consumer	(377)		(206)		(296)		(398)		(391)
Residential	-		(162)		(35)		(330)		(371)
Total	(815)		(989)		(1,168)		(1,509)		(1,226)

Recoveries:
Commercial and industrial	11		23		26		32		77
Commercial real estate	153		250		30		317		42
Consumer	74		138		120		67		211
Residential	2		-		197		8		-
Total	240		411		373		424		330
Net charge-offs	(575)		(578)		(795)		(1,085)		(896)
Provision for loan losses	2,100		2,000		5,250		1,085		1,450
Balance at end of period	$17,149		$15,624		$14,202		$9,747		$9,747

Allowance for loan losses to total loans	1.10%		1.09%		1.27%		1.29%		1.34%
Net charge-offs to average total loans outstanding	0.04%		0.04%		0.08%		0.15%		0.13%
Average total loans	$1,500,796		$1,299,960		$1,019,373		$732,152		$687,853
Loans 30 - 89 days past due and accruing	$1,838		$1,982		$1,598		$1,366		$5,938
Loans 90 days or more past due and accruing	$33		$64		$61		$-		$1
Non-accrual loans	$2,535		$2,949		$3,769		$3,674		$4,298
Allowance for loan losses to non-accrual loans	6.76	x	5.30	x	3.77	x	2.65	x	2.27	x
Allowance for loan losses to non-performing loans	6.68	x	5.19	x	3.71	x	2.65	x	2.27	x

For the twelve months ended December 31, 2022, the allowance increased $1.5 million, or 10%, to $17.1 million from $15.6 million at December 31, 2021 due to provisioning of $2.1 million partially offset by $0.6 million in net charge-offs. The allowance for loan and lease losses increased as a percentage of total loans at 1.10% as of December 31, 2022 compared to 1.09% at December 31, 2021 because the growth in the allowance (10%) outpaced the growth in the total loans (9%) through 2022.

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

During the second quarter of 2022, management increased the qualitative factors associated with its commercial, consumer, and residential portfolios related to the rise in rates that occurred during the quarter, and the adverse impact that these increased rates are anticipated to have on estimated credit losses. These increases were partially offset by a reduction in the qualitative factors for the owner occupied CRE and residential real estate portfolios related to the historically low delinquency observed in these portfolios.

During the third quarter of 2022, management decreased the qualitative factors associated with its commercial, consumer, and residential portfolios related to changes in the Company’s loan policy that were expected to reduce credit losses.

During the fourth quarter of 2022, management decreased the qualitative factors for the term and nature of its loans. Reduction of the 10 Year Constant Treasury Rate and 30 Year Fixed Mortgage Rate lowered the risk of loss in its commercial, consumer, and residential portfolios.

The Company has determined its CECL methodologies, validated the CECL model and ran it concurrently for the fourth quarter of 2022. Upon adoption of CECL on January 1, 2023, the Company estimated an adjustment for the allowance for credit losses (ACL) which resulted in an increase in the allowance for loan losses of $0.7 million and reserve for unfunded commitments of $1.1 million. The Company will finalize the adoption during the first quarter of 2023.

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

(dollars in thousands)	2022	% of Total Net Charge-offs	2021	% of Total Net Charge-offs
Net charge-offs
Commercial and industrial	$(360)	63%	$(107)	18%
Commercial real estate	86	(15)	(241)	42
Consumer	(303)	53	(68)	12
Residential	2	(1)	(162)	28
Total net charge-offs	$(575)	100%	$(578)	100%

For the year ended December 31, 2022, net charge-offs against the allowance totaled $575 thousand compared with net charge-offs of $578 thousand for the year ended December 31, 2021, representing a $3 thousand decline as decreases in residential and commercial real estate net charge offs were offset by increases in commercial & industrial and consumer net charge offs. Net charge offs were unchanged as a percentage of the total loan portfolio at 0.04% for both the years ended December 31, 2022 and 2021.

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

	2022		2021		2020		2019		2018
		Category		Category		Category		Category		Category
		% of		% of		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$7,162	39%	$7,422	41%	$6,383	34%	$3,933	31%	$3,901	31%
Commercial and industrial	2,924	15	2,204	16	2,407	25	1,484	16	1,432	18
Consumer	2,827	18	2,404	18	2,552	19	2,013	28	2,548	29
Residential real estate	4,169	28	3,508	25	2,781	22	2,278	25	1,844	22
Unallocated	67	-	86	-	79	-	39	-	22	-
Total	$17,149	100%	$15,624	100%	$14,202	100%	$9,747	100%	$9,747	100%

As of December 31, 2022, the commercial loan portfolio, consisting of CRE and C&I loans, comprised 59% of the total allowance for loan losses compared with 62% on December 31, 2021. The commercial loan allowance allocation declined due to the payoff of a commercial real estate loan to a single borrower with a large specific impairment during the first quarter of 2022 and the relative decrease in this loan category, which decreased to 54% as of December 31, 2022 from 57% at December 31, 2021.

As of December 31, 2022, the consumer loan portfolio comprised 16% of the total allowance for loan losses compared with 15% on December 31, 2021 due to the relative growth in the consumer portfolio.

As of December 31, 2022, the residential loan portfolio comprised 24% of the total allowance for loan losses compared with 22% on December 31, 2021. The two percentage point increase was the result of the relative increase in this loan category, which increased to 28% as of December 31, 2022 from 25% as of December 31, 2021.

As of December 31, 2022, the unallocated reserve, representing the portion of the allowance not specifically identified with a loan or groups of loans, was less than 1% of the total allowance for loan losses, unchanged from December 31, 2021.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, troubled debt restructurings (TDRs), other real estate owned (ORE) and repossessed assets.

The following table sets forth non-performing assets at December 31:

(dollars in thousands)	2022	2021	2020	2019	2018

Loans past due 90 days or more and accruing	$33	$64	$61	$-	$1
Non-accrual loans *	2,535	2,949	3,769	3,674	4,298
Total non-performing loans	2,568	3,013	3,830	3,674	4,299
Troubled debt restructurings	1,333	2,987	2,571	991	1,830
Other real estate owned and repossessed assets	168	434	256	369	190
Total non-performing assets	$4,069	$6,434	$6,657	$5,034	$6,319

Total loans, including loans held-for-sale	$1,565,811	$1,464,855	$1,149,438	$755,053	$755,053
Total assets	$2,378,372	$2,419,104	$1,699,510	$1,009,927	$981,102
Non-accrual loans to total loans	0.16%	0.20%	0.33%	0.49%	0.57%
Non-performing loans to total loans	0.16%	0.21%	0.33%	0.49%	0.57%
Non-performing assets to total assets	0.17%	0.27%	0.39%	0.50%	0.64%

* In the table above, the amount includes non-accrual TDRs of $0.2 million, $0.6 million, $0.7 million, $0.6 million and $1.7 million as of 2022, 2021, 2020, 2019 and 2018, respectively.

Management continually monitors the loan portfolio to identify loans that are either delinquent or are otherwise deemed by management unable to repay in accordance with contractual terms. Generally, loans of all types are placed on non-accrual status if a loan of any type is past due 90 or more days or if collection of principal and interest is in doubt. Further, unsecured consumer loans are charged-off when the principal and/or interest is 90 days or more past due. Uncollected interest income accrued on all loans placed on non-accrual is reversed and charged to interest income.

Non-performing assets represented 0.17% of total assets at December 31, 2022 compared with 0.27% at December 31, 2021. The improvement resulted from a $2.4 million, or 37%, decrease in non-performing assets. Non-performing assets decreased due to a $1.7 million reduction in accruing troubled debt restructurings, a $0.4 reduction in non-performing loans, and a $0.3 million reduction in other real estate owned and repossessed assets.

From December 31, 2021 to December 31, 2022, non-accrual loans decreased $0.4 million, or 14%, from $2.9 million to $2.5 million. The $0.4 million decrease in non-accrual loans was primarily the result of $1.5 million in payments, $0.7 million in moves to ORE, $0.5 million in charge offs, and $0.1 million in moves to accrual partially offset by $2.3 million in additions and $0.1 million in advances.

At December 31, 2022, there were a total of 39 loans to 29 unrelated borrowers with balances that ranged from less than $1 thousand to $0.6 million. At December 31, 2021, there were a total of 31 loans to 28 unrelated borrowers with balances that ranged from less than $1 thousand to $0.7 million.

There was one direct finance lease and one non-recourse auto loan totaling $33 thousand that were over 90 days past due as of December 31, 2022 compared to two direct finance leases totaling $64 thousand that were over 90 days past due as of December 31, 2021. All loans were well secured and in the process of collection.

The Company seeks payments from all past due customers through an aggressive customer communication process. Unless well-secured and in the process of collection, past due loans will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

The composition of non-performing loans as of December 31, 2022 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial	$234,478	$-	$719	$719	0.31%
Commercial real estate:
Non-owner occupied	316,867	-	383	383	0.12%
Owner occupied	270,810	-	1,066	1,066	0.39%
Construction	18,941	-	-	-	-
Consumer:
Home equity installment	59,118	-	-	-	-
Home equity line of credit	52,568	-	211	211	0.40%
Auto loans	131,936	16	153	169	0.13%
Direct finance leases *	31,477	17	-	17	0.05%
Other	7,611	-	-	-	-
Residential:
Real estate	398,136	-	3	3	0.00%
Construction	42,232	-	-	-	-
Loans held-for-sale	1,637	-	-	-	-
Total	$1,565,811	$33	$2,535	$2,568	0.16%

*Net of unearned lease revenue of $1.4 million.

Payments received from non-accrual loans are recognized on a cost recovery method. Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. If the non-accrual loans that were outstanding as of December 31, 2022 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $160 thousand.

The following tables set forth the activity in accruing and non-accruing TDRs as of the period indicated:

As of and for the years ended December 31, 2022
	Accruing	Non-accruing
	Commercial	Commercial	Commercial
(dollars in thousands)	real estate	real estate	& industrial	Total
Troubled Debt Restructures:
Beginning balance	$2,987	$419	$135	$3,541
Additions	-	-	-	-
Transfers	-	(158)	-	(158)
Pay downs / payoffs	(1,654)	(71)	(135)	(1,860)
Charge offs	-	-	-	-
Ending balance	$1,333	$190	$-	$1,523
Number of loans	6	1	-	7

As of and for the year ended December 31, 2021
	Accruing	Non-accruing
	Commercial	Commercial	Commercial
(dollars in thousands)	real estate	real estate	& industrial	Total
Troubled Debt Restructures:
Beginning balance	$2,571	$456	$206	$3,233
Additions	519	-	-	519
Pay downs / payoffs	(103)	(37)	(6)	(146)
Charge offs	-	-	(65)	(65)
Ending balance	$2,987	$419	$135	$3,541
Number of loans	8	1	2	11

The Company reviews changes to loans to determine if they meet the definition of a TDR, as modifications occur. TDRs arise when a borrower experiences financial difficulty and the Company grants a concession that it would not otherwise grant based on current underwriting standards to maximize the Company’s recovery.

From December 31, 2021 to December 31, 2022, TDRs declined $2.0 million, or 57%, primarily due to the payoff of two commercial real estate TDRs to a single borrower totaling $1.6 million and the payoff of two C&I TDRs to a single borrower totaling $0.1 million.

At December 31, 2022, there were a total of 7 TDRs by 6 unrelated borrowers with balances that ranged from $87 thousand to $0.5 million. At December 31, 2021, there were a total of 11 TDRs by 8 unrelated borrowers with balances that ranged from $50 thousand to $1.3 million.

Loans modified in a TDR may or may not be placed on non-accrual status. At December 31, 2022, there was one TDR totaling $0.2 million that was on non-accrual status compared to three TDRs totaling $0.6 million at December 31, 2021.

Foreclosedassets held-for-sale

From December 31, 2021 to December 31, 2022, foreclosed assets held-for-sale (ORE) declined from $434 thousand to $168 thousand, a $266 thousand decrease, which was primarily attributed to two ORE properties totaling $283 thousand that were sold during the first quarter. Two properties totaling $595 thousand were also added to ORE and sold during 2022.

The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	2022		2021
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$434	5	$256	6

Additions	762	3	969	7
Pay downs	(6)		-
Write downs	(17)		(16)
Sold	(1,005)	(6)	(775)	(8)
Balance at end of period	$168	2	$434	5

As of December 31, 2022, ORE consisted of two properties securing loans to two unrelated borrowers totaling $168 thousand. One property ($167 thousand) was added in 2022 and one property ($1 thousand) was added in 2017. Both properties are listed for sale.

As of December 31, 2022 and December 31, 2021, the Company had no other repossessed assets held-for-sale.

Cash surrender value of bank owned life insurance

The Company maintains bank owned life insurance (BOLI) for a chosen group of employees at the time of purchase, namely its officers, where the Company is the owner and sole beneficiary of the policies. BOLI is classified as a non-interest earning asset. Increases in the cash surrender value are recorded as components of non-interest income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance and its tax-free advantage to the Company. This profitability is used to offset a portion of current and future employee benefit costs. As a result of the Landmark acquisition, the Company acquired $7.2 million in BOLI during the third quarter of 2021. The BOLI cash surrender value build-up can be liquidated if necessary, with associated tax costs. However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position. Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.  The Company was notified of a pending death benefit claim on two owned policies and received $0.8 million in return of cash surrender value and $0.1 million in other income during the first quarter of 2023.

Premises and equipment

Net of depreciation, premises and equipment increased $2.0 million during 2022. The Company purchased $1.8 million in fixed assets and added $3.7 million in construction in process during 2022. The increase in construction in process was primarily due to the purchase of the Scranton Electric Building for a new headquarters in Scranton, PA. These increases were partially offset by $2.2 million in depreciation expense and $1.2 million in transfers to other assets held-for-sale. The Company is planning to open a new branch in Wilkes-Barre in 2023.  The Company has recently begun remodeling the Main Branch located in Dunmore, PA and estimated costs for the project are currently $3.9 million. The Company began corporate headquarters planning which may continue to increase construction in process and is evaluating its branch network looking for consolidation that makes sense for more efficient operations.

On December 23, 2020, the Commonwealth of Pennsylvania authorized the release of $2.0 million in Redevelopment Assistance Capital Program (RACP) funding for the Company’s headquarters project in Lackawanna County. On December 2, 2021, the Company announced it would be receiving an additional $2.0 million in RACP funding in support of the project. The $4.0 million in total RACP grant funds will be allocated to the renovation and rehabilitation of the historic building located in downtown Scranton which will be used for the new corporate headquarters. The Company currently estimates net remaining costs for the corporate headquarters could range from $15 million to $20 million. This range estimate is subject to supply chain issues, commodities pricing and results of final planning over approximately two years through the end of 2024. In addition, the Company currently intends to pursue a federal historic preservation tax credit which would provide a 20% tax credit on qualified improvements on the historic property.

Other assets

During 2022, the $17.9 million increase in other assets was due mostly to a $16.5 million increase in deferred tax assets primarily from net unrealized losses in the investment portfolio and $0.7 million increase in prepaid dealer reserve.

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

Net interest income, net interest rate margin, net interest rate spread and the efficiency ratio are presented in the Mangement's Discussion & Analysis on a fully-taxable equivalent (FTE) basis. The Company believes this presentation to be the preferred industry measurement of net interest income as it provides a relevant comparison between taxable and non-taxable amounts.

Overview

For the year ended December 31, 2022, the Company generated net income of $30.0 million, or $5.29 per diluted share, compared to $24.0 million, or $4.48 per diluted share, for the year ended December 31, 2021. The $6.0 million, or 25%, increase in net income stemmed from $10.4 million more net interest income which more than offset $1.6 million lower non-interest income, $1.2 million rise in non-interest expenses and $1.4 million higher provision for income taxes.

For the year ended December 31, 2022, return on average assets (ROA) and return on average shareholders’ equity (ROE) were 1.25% and 17.37%, respectively, compared to 1.13% and 12.69% for the same period in 2021. The increase in ROA was the result of the growth in net income relative to the increase in average assets during 2022. ROE increased due to net income growth as well as average equity decreases during 2022.

Net interest income and interest sensitive assets / liabilities

Net interest income (FTE) increased $11.0 million, or 17%, from $64.0 million for the year ended December 31, 2021 to $75.0 million for the year ended December 31, 2022, due to interest income increasing more than the increase in interest expense. Total average interest-earning assets increased $310.0 million while the FTE yields earned on these assets rose 14 basis points resulting in $13.8 million of growth in FTE interest income. The loan portfolio contributed the most to this growth due to average balance growth of $200.8 million which had the effect of producing $8.7 million more FTE interest income, despite $3.9 million less in fees earned under the Paycheck Protection Program (PPP). In the investment portfolio, an increase in the average balances of securities was the biggest driver of interest income growth. The average balance of total securities grew $167.2 million supplemented by a 13 basis point increase in yields producing $4.3 million in additional FTE interest income. Interest income on interest-bearing cash also increased $0.7 million due to an increase in yields.

On the liability side, total interest-bearing liabilities grew $217.3 million in average balances with a 14 basis point increase in rates paid on these interest-bearing liabilities which caused interest expense to increase $2.8 million. Growth in average interest-bearing deposits of $217.4 million and a 14 basis point increase in rates paid on these deposits resulted in increasing interest expense by $2.7 million. In addition, the Company utilized more in average overnight borrowings in 2022 at higher rates and had more interest expense on secured borrowings compared to 2021 resulting in $0.1 million more interest expense from borrowings.

The FTE net interest rate spread was unchanged at 3.16% for the years ended December 31, 2022 and 2021. The FTE net interest rate margin increased by 5 basis points, respectively, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The yields earned on interest-earning assets grew at the same pace as the increase in the rates paid on interest-bearing liabilities causing the net interest rate spread to remain flat. The increase in net interest rate margin was due to the higher average balance of non-interest bearing deposits. The overall cost of funds, which includes the impact of non-interest bearing deposits, increased 10 basis points for the year ended December 31, 2022 compared to the same period in 2021. The primary reason for the increase was the higher rates paid on deposits.

During 2023, the Company expects to operate in a rising short-term interest rate environment. A rate environment with rising interest rates positions the Company to improve its interest income performance from new and repricing earning assets. For 2023, the Company anticipates net interest income to grow at a slower pace as growth in interest income would likely help mitigate an adverse impact of rate movements on the cost of funds. The risk to continuing net interest income improvement is rapid acceleration of deposit rates in the Company's marketplace. The FOMC began increasing the federal funds rate during 2022, the first moves since they cut rates during the first quarter of 2020, which began to have an effect on rates paid on interest-bearing liabilities. On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans was also increased 425 basis points during 2022. Consensus economic forecasts are predicting increases in short-term rates throughout 2023. The 2023 focus is to manage net interest income and control deposit costs through a forecasted rising short-term rate cycle for primarily overnight to 12-month rates. Continued growth in the loan portfolios is expected to boost interest income, and when coupled with a proactive relationship approach to deposit cost setting strategies should help stop spread compression and contain the interest rate margin, preventing further reductions below acceptable levels.

The Company’s cost of interest-bearing liabilities was 0.40% for the year ended December 31, 2022, or 14 basis points higher than the cost for the year ended December 31, 2021. The increase in interest paid on deposits contributed to the higher cost of interest-bearing liabilities. Management currently believes the FOMC is expected to continue to raise the federal funds rate in the immediate future, so the Company may continue to experience pressure to further increase rates paid on deposits. To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances. Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the years indicated. Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for 2022, 2021 and 2020, to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments. This treatment allows a uniform comparison among yields on interest-earning assets. Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for loan losses. HELOC are included in the residential real estate category since they are secured by real estate. Net deferred loan fee accretion of $0.2 million in 2022, $3.8 million in 2021 and $2.1 million in 2020, respectively, are included in interest income from loans. MNB and Landmark loan fair value purchase accounting adjustments of $3.3 million, $3.0 million and $0.6 million are included in interest income from loans and $160 thousand, $154 thousand and $213 thousand reduced interest expense on deposits and borrowings for 2022, 2021 and 2020. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Residual values for direct finance leases are included in the average balances for consumer loans. Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets. Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

(dollars in thousands)	2022			2021			2020
	Average		Yield /	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$53,483	$886	1.66%	$111,936	$148	0.13%	$76,404	$121	0.16%
Restricted investments in bank stock	3,565	184	5.15	3,181	127	4.00	3,044	162	5.33
Investments:
Agency - GSE	117,598	1,748	1.49	89,754	1,231	1.37	18,074	301	1.66
MBS - GSE residential	265,993	4,573	1.72	197,556	2,837	1.44	145,343	2,896	1.99
State and municipal (nontaxable)	259,194	7,708	2.97	207,819	6,171	2.97	89,350	3,146	3.52
State and municipal (taxable)	87,954	1,795	2.04	68,343	1,281	1.87	19,555	398	2.03
Other	-	-	-	27	-	0.40	89	3	3.42
Total investments	730,739	15,824	2.17	563,499	11,520	2.04	272,411	6,744	2.48
Loans and leases:
C&I and CRE (taxable)	754,225	37,328	4.95	712,838	34,507	4.84	526,805	24,485	4.65
C&I and CRE (nontaxable)	70,697	2,406	3.40	48,574	1,890	3.89	41,261	1,579	3.83
Consumer	215,740	8,326	3.86	180,991	7,100	3.92	166,389	6,690	4.02
Residential real estate	460,133	16,456	3.58	357,557	12,311	3.44	284,918	10,810	3.79
Total loans and leases	1,500,795	64,516	4.30	1,299,960	55,808	4.29	1,019,373	43,564	4.27
Total interest-earning assets	2,288,582	81,410	3.56%	1,978,576	67,603	3.42%	1,371,232	50,591	3.69%
Non-interest earning assets	110,994			137,011			124,433
Total assets	$2,399,576			$2,115,587			$1,495,665

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$709,340	$2,453	0.35%	$608,441	$1,742	0.29%	$369,645	$1,405	0.38%
Savings and clubs	244,038	264	0.11	209,890	113	0.05	148,505	115	0.08
MMDA	514,033	2,949	0.57	425,282	957	0.22	280,344	1,573	0.56
Certificates of deposit	126,394	478	0.38	132,751	644	0.49	135,487	1,663	1.23
Total interest-bearing deposits	1,593,805	6,144	0.39	1,376,364	3,456	0.25	933,981	4,756	0.51
Secured borrowings	8,886	209	2.35	9,122	156	1.71	-	-	-
Short-term borrowings	1,031	45	4.37	97	1	1.06	49,165	248	0.50
FHLB advances	-	-	-	848	26	3.07	10,608	307	2.90
Total interest-bearing liabilities	1,603,722	6,398	0.40%	1,386,431	3,639	0.26%	993,754	5,311	0.53%
Non-interest bearing deposits	594,541			517,599			340,211
Non-interest bearing liabilities	28,434			22,322			17,765
Total liabilities	2,226,697			1,926,352			1,351,730
Shareholders' equity	172,879			189,235			143,935
Total liabilities and shareholders' equity	$2,399,576			$2,115,587			$1,495,665
Net interest income - FTE		$75,012			$63,964			$45,280

Net interest spread			3.16%			3.16%			3.16%
Net interest margin			3.28%			3.23%			3.30%
Cost of funds			0.29%			0.19%			0.40%

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

	Years ended December 31,
(dollars in thousands)	2022 compared to 2021			2021 compared to 2020
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$(116)	$854	$738	$50	$(23)	$27
Restricted investments in bank stock	17	40	57	7	(42)	(35)
Investments:
Agency - GSE	407	110	517	992	(62)	930
MBS - GSE residential	1,106	630	1,736	877	(936)	(59)
State and municipal	1,483	84	1,567	3,537	(615)	2,922
Other	-	-	-	(1)	(2)	(3)
Total investments	2,996	824	3,820	5,405	(1,615)	3,790
Loans and leases:
Residential real estate	3,652	492	4,144	2,569	(1,067)	1,502
C&I and CRE	3,020	199	3,219	9,102	1,177	10,279
Consumer	1,343	(117)	1,226	576	(167)	409
Total loans and leases	8,015	574	8,589	12,247	(57)	12,190
Total interest income	10,912	2,292	13,204	17,709	(1,737)	15,972

Interest expense:
Deposits:
Interest-bearing checking	316	395	711	745	(408)	337
Savings and clubs	21	130	151	39	(41)	(2)
Money market	236	1,756	1,992	588	(1,204)	(616)
Certificates of deposit	(30)	(136)	(166)	(33)	(986)	(1,019)
Total deposits	543	2,145	2,688	1,339	(2,639)	(1,300)
Secured borrowings	(4)	57	53	156	-	156
Overnight borrowings	33	11	44	(377)	130	(247)
FHLB advances	(26)	-	(26)	(299)	18	(281)
Total interest expense	546	2,213	2,759	819	(2,491)	(1,672)
Net interest income	$10,366	$79	$10,445	$16,890	$754	$17,644

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

•         national and local economic trends and conditions; and

•         changes in credit concentrations.

For the year ended December 31, 2022 and 2021, the provision for loan losses was $2.1 million, a $0.1 million increase compared to $2.0 million for the year ended December 31, 2021. This amount of provisioning reflected the loan growth achieved during 2022 and what management deemed necessary to maintain the allowance for loan and lease losses at an adequate level.

The provision for loan losses derives from the reserve required from the allowance for loan losses calculation. The Company continued provisioning for the year December 31, 2022 to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for loan losses, see “Allowance for loan losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the year ended December 31, 2022, non-interest income amounted to $16.6 million, a $1.6 million, or 9%, decrease compared to $18.2 million recorded for the year ended December 31, 2021. The decrease was primarily due to $2.5 million lower gains on loan sales and $0.7 million less loan service charges due to scaled back demand for mortgages. Partially offsetting these decreases, service charges on deposits increased $0.9 million. Interchange fees grew $0.2 million due to a higher volume of debit card transactions. Fees from trust fiduciary activities increased $0.2 million year-over-year.

Other operating expenses

For the year ended December 31, 2022, total other operating expenses totaled $51.3 million, an increase of $1.2 million, or 2%, compared to $50.1 million for the year ended December 31, 2021. Non-interest expenses would have increased $3.4 million more if not for $3.0 million in merger-related expenses and a $0.4 million FHLB prepayment penalty incurred by the Company during 2021.  Salaries and employee benefit expenses grew $2.9 million, or 12%.  The increase was primarily due to less deferred loan origination costs reducing salaries and employee benefits expense from a lower volume of originations from mortgages and PPP loans.  Additionally, salaries and employee benefits were higher from new positions added and merit increases and higher group insurance from a larger amount of claims.  Premises and equipment expenses increased $0.6 million, or 9%, due to higher expenses for lease payments, equipment maintenance and rental and other expenses related to premises and equipment acquired from the merger with Landmark.  PA shares tax expense was $0.3 million higher from growth in equity.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, at December 31, 2022 and 2021 were 1.45% and 1.50%, respectively. The expense ratio decreased because of increased levels of average assets. The efficiency ratio decreased from 60.92% at December 31, 2021 to 56.02% at December 31, 2022 due to revenue increasing faster than expenses in 2022. For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Open positions and the cost of maintaining talent may increase salaries and employee benefit expenses in 2023. Additionally, the Company's technology platforms continue to evolve and require periodic upgrades. Therefore, the Company continues to devote financial resources and personnel necessary to maintain and improve the information technology systems and platforms for optimal operational efficiency, customer convenience and compliance with applicable laws, regulations and regulatory guidance within a secure environment.  Although these costs are expected, the costs of software and software subscriptions continue to rise and our ability to attract and retain qualified information technology personnel during a historically tight labor market may require further investment by the Company.

Provision for income taxes

The Company’s effective income tax rate approximated 15.4% in 2022 and 14.3% in 2021. The difference between the effective rate and the enacted statutory corporate rate of 21% is due mostly to the effect of tax-exempt income in relation to the level of pre-tax income. The provision for income taxes increased $1.4 million, or 36%, from $4.0 million at December 31, 2021 to $5.4 million at December 31, 2022. The increase was primarily due to higher pre-tax income in 2022. If the federal corporate tax rate is increased, the Company’s net deferred tax liabilities and deferred tax assets will be re-valued upon adoption of the new tax rate. A federal tax rate increase will decrease net deferred tax assets with a corresponding decrease to provision for income taxes.

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

Nationally, the unemployment rate fell from 6.7% at December 31, 2020 to 3.9% at December 31, 2021. The unemployment rates in the Scranton - Wilkes-Barre - Hazleton and the Allentown – Bethlehem - Easton Metropolitan Statistical Areas (local) decreased but remained at a higher level than the national unemployment rate.  According to the U.S. Bureau of Labor Statistics, the local unemployment rates at December 31, 2021 were 4.8% and 4.0%, respectively, a decrease of 3.2 and 2.6 percentage points from the 8.0% and 6.6%, respectively, at December 31, 2020. The national and local unemployment rates have decreased as a result of the improving economic environment. The pandemic-related business restrictions had been lifted in our local area and employees started heading back to work. Stimulus payments and enhanced unemployment benefits supported the economy throughout 2020 and 2021.  The median home values in the Scranton-Wilkes-Barre-Hazleton metro and Allentown-Bethlehem-Easton metro each increased 20.4% and 17.9% from a year ago, according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets.

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

Funds Provided:

Deposits

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

Short-term borrowings

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

Funds Deployed:

Investment Securities

As of December 31, 2021, the carrying value of investment securities amounted to $739.0 million, or 31% of total assets, compared to $392.4 million, or 23% of total assets at December 31, 2020.

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

Commercial and industrial and commercial real estate

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

Residential

As of December 31, 2021, the residential loan portfolio increased by $119 million, or 49%, to $361 million compared to the December 31, 2020 balance of $242 million.  For the twelve months ended December 31, 2021, $25 million in growth was attributed to loans acquired in the Landmark merger and $94 million in growth originated mainly in the Company’s service area spurred by a historically low interest rate environment, strong demand for residential loans and management’s decision to retain potentially saleable mortgages.

The residential loan portfolio consisted primarily of held-for-investment residential loans for primary residences.  Originated loans totaled $298 million and acquired loans totaled $63 million as of December 31, 2021 compared to originated loans of $204 million and acquired loans of $38 million as of December 31, 2020.

Loans held-for-sale

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

As of December 31, 2021, the commercial loan portfolio, consisting of CRE and C&I loans, comprised 62% of the total allowance for loan losses compared with 62% on December 31, 2020. The commercial loan allowance allocation remained unchanged due to the greater inherent risk in this portfolio.

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

As of December 31, 2021, the unallocated reserve, representing the portion of the allowance not specifically identified with a loan or groups of loans, was less than 1% of the total allowance for loan losses compared with less than 1% of the total allowance for loan losses on December 31, 2020.

Non-performing assets

Non-performing assets represented 0.27% of total assets at December 31, 2021 compared with 0.39% at December 31, 2020 with the improvement resulting from the $0.2 million, or 3%, decrease in non-performing assets, specifically non-accrual loans, coupled with the $720 million, or 42%, increase in total assets to $2.4 billion at December 31, 2021.

From December 31, 2020 to December 31, 2021, non-accrual loans declined $0.8 million, or 21%, from $3.8 million to $3.0 million.  The $0.8 million decline in non-accrual loans was the result of $1.3 million in payments, $0.7million in charge-offs, $0.2 million in moves to ORE, and $0.2 million in moves back to accrual offset by $1.6 million in additions.  At December 31, 2021, there were a total of 31 loans to 28 unrelated borrowers with balances that ranged from less than $1 thousand to $0.7 million. At December 31, 2020, there were a total of 46 loans to 38 unrelated borrowers with balances that ranged from less than $1 thousand to $0.5 million.

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

Foreclosedassets held-for-sale

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

Results of Operations

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

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, at December 31, 2021 and 2020 were 1.50% and 1.58%, respectively.  The expense ratio decreased because of increased levels of average assets.  The efficiency ratio decreased from 63.92% at December 31, 2020 to 60.92% at December 31, 2021 due to revenue increasing faster than expenses in 2021.

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

The following table presents, as of December 31, 2022, the Company’s significant determinable contractual obligations and significant commitments by payment date. The payment amounts represent those amounts contractually due to the recipient, excluding interest:

		Over one	Over three
	One year	year through	years through	Over
(dollars in thousands)	or less	three years	five years	five years	Total
Contractual obligations:
Certificates of deposit	$76,685	$34,321	$5,467	$721	$117,194
Secured borrowings	853	20	-	6,693	7,566
Short-term borrowings	12,940	-	-	-	12,940
Operating leases	695	1,285	1,289	10,147	13,416
Finance leases	227	332	300	313	1,172
Commitments:
Letters of credit	9,062	6,565	-	1,007	16,634
Loan commitments (1)	65,151	-	-	-	65,151
Total	$165,613	$42,523	$7,056	$18,881	$234,073

(1)

Available credit to borrowers in the amount of $325.5 million is excluded from the above table since, by its nature, the borrowers may not have the need for additional funding, and, therefore, the credit may or may not be disbursed by the Company.

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

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with U.S. GAAP, which requires the measurement of the Company’s financial condition and results of operations in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial businesses, most all of the Company’s assets and liabilities are financial in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation as interest rates do not necessarily move in the same direction or, to the same extent, as the price of goods and services.

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

During the year ended December 31, 2022, total shareholders' equity decreased $48.8 million, or 23%, due principally to a $71.3 million after tax reduction in the net unrealized gain position to a net unrealized loss position in the Company’s investment portfolio, $7.7 million of cash dividends declared on the Company’s common stock and $1.3 million in treasury stock purchases. Partially offsetting these decreases, capital was enhanced by $30.0 million in net income added into retained earnings, $0.3 million from investments in the Company’s common stock via the Employee Stock Purchase Plan (ESPP) and $1.3 million from stock-based compensation expense from the ESPP and restricted stock and SSARs. The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 25.7% for the year ended December 31, 2022. The balance of earnings is retained to further strengthen the Company’s capital position. The Company’s sources (uses) of capital during the previous five years are indicated below:

		Cash	Other retained		DRP	Issuance of	Changes in
	Net	dividends	earnings	Earnings	and ESPP	common stock	AOCI and	Capital
(dollars in thousands)	income	declared	adjustments	retained	infusion	for acquisition	other changes	retained (utilized)
2022	$30,021	$(7,709)	$-	$22,312	$252	$-	$(71,343)	$(48,779)
2021	24,008	(6,608)	-	17,400	270	35,056	(7,667)	45,059
2020	13,035	(5,378)	-	7,657	219	45,408	6,551	59,835
2019	11,576	(4,037)	(91)	7,448	175	-	5,655	13,278
2018	11,006	(3,708)	421	7,719	460	-	(2,005)	6,174

As of December 31, 2022, the Company reported a net unrealized loss position of $71.1 million, net of tax, from the securities AFS portfolio compared to a net unrealized gain of $0.2 million as of December 31, 2021. The $71.3 million decline during 2022 was from the $53.8 million reduction in net unrealized gains to net unrealized losses on AFS securities, net of tax, and $17.5 million in net unrealized losses on HTM securities transferred from AFS, net of tax. Lower unrealized gains and higher unrealized losses on all types of securities contributed to the net unrealized losses in investment portfolio. Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.

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

To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans. The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants. During 2022, the Company acquired shares in the open market to fulfill the needs of the DRP. Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

See the section entitled “Supervision and Regulation”, below for a discussion on regulatory capital changes and other recent enactments, including a summary of the federal banking agencies final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Liquidity

Liquidity management ensures that adequate funds will be available to meet customers’ needs for borrowings, deposit withdrawals and maturities, facility expansion and normal operating expenses. Sources of liquidity are cash and cash equivalents, asset maturities and pay-downs within one year, loans HFS, investments AFS, growth of core deposits, utilization of borrowing capacities from the FHLB, correspondent banks, ICS and IntraFi Network One-Way Buy program, the Discount Window of the Federal Reserve Bank of Philadelphia (FRB), Atlantic Community Bankers Bank (ACBB) and proceeds from the issuance of capital stock. Though regularly scheduled investment and loan payments are dependable sources of daily liquidity, sales of both loans HFS and investments AFS, deposit activity and investment and loan prepayments are significantly influenced by general economic conditions including the interest rate environment. During low and declining interest rate environments, prepayments from interest-sensitive assets tend to accelerate and provide significant liquidity that can be used to invest in other interest-earning assets but at lower market rates. Conversely, in periods of high or rising interest rates, prepayments from interest-sensitive assets tend to decelerate causing prepayment cash flows from mortgage loans and mortgage-backed securities to decrease. Rising interest rates may also cause deposit inflow but priced at higher market interest rates or could also cause deposit outflow due to higher rates offered by the Company’s competition for similar products. The Company closely monitors activity in the capital markets and takes appropriate action to ensure that the liquidity levels are adequate for funding, investing and operating activities.

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee. As of December 31, 2022, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the year ended December 31, 2022, the Company utilized $67.8 million of cash. During the period, the Company’s operations provided approximately $49.4 million mostly from $73.3 million of net cash inflow from the components of net interest income plus $11.9 million in proceeds over originations of loans HFS partially offset by net non-interest expense/income related payments of $33.1 million and $3.1 million in quarterly estimated tax payments. Cash inflow from interest-earning assets, short-term borrowings and loan payments were used to purchase investment securities and replace maturing and cash runoff of securities, fund the loan portfolio, invest in bank premises and equipment and make net dividend payments. The Company received a large amount of public deposits over the past six years. The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities. Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs. The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

During January 2023, the Company sold $31.2 million in AFS securities to generate liquidity in order to pay down overnight borrowings which will result in interest expense savings. Management will continue to execute strategies to generate liquidity when it makes sense for the Company's operations.

During 2021 and 2022, the Company also experienced deposit inflow resulting from businesses and municipalities that received relief from the CARES Act, American Rescue Plan Act and other government stimulus. There is uncertainty about the length of time that these deposits will remain which could require the Company to maintain elevated cash balances. The Company had approximately $97 million in American Rescue Plan Act funds in public deposit accounts at December 31, 2022 that may be disbursed during 2023 resulting in declines in public deposits. The Company will continue to monitor deposit fluctuation for other significant changes.

As of December 31, 2022, the Company maintained $29.1 million in cash and cash equivalents and $422.5 million of investments AFS and loans HFS. Also as of December 31, 2022, the Company had approximately $602.2 million available to borrow from the FHLB, $31.0 million from correspondent banks, $112.0 million from the FRB and $365.4 million from the IntraFi Network One-Way Buy program. The combined total of $1,562.2 million represented 66% of total assets at December 31, 2022. Management believes this level of liquidity to be strong and adequate to support current operations.

On March 12, 2023, the Federal Reserve Board announced the creation of a new Bank Term Funding Program (BTFP). The Company would be able to borrow advances through the BTFP using certain types of securities as collateral. The qualifying assets used as collateral would be valued at par.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At December 31, 2022, the Company maintained a one-year cumulative gap of negative (liability sensitive) $105.5 million, or -4%, of total assets. The effect of this negative gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of rising interest rates. Conversely, in a decreasing interest rate environment, net interest income could be positively impacted because more liabilities than assets will re-price downward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at December 31, 2022:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$25,549	$-	$-	$3,542	$29,091
Investment securities (1)(2)	8,395	24,126	60,027	556,326	648,874
Loans and leases (2)	313,844	216,645	421,556	596,617	1,548,662
Fixed and other assets	-	54,035	-	97,710	151,745
Total assets	$347,788	$294,806	$481,583	$1,254,195	$2,378,372
Total cumulative assets	$347,788	$642,594	$1,124,177	$2,378,372

Non-interest-bearing transaction deposits (3)	$-	$60,321	$165,596	$376,691	$602,608
Interest-bearing transaction deposits (3)	591,794	-	342,114	513,173	1,447,081
Certificates of deposit	24,308	52,478	34,337	6,101	117,224
Secured borrowings	6,287	-	1,332	-	7,619
Short-term borrowings	12,940	-	-	-	12,940
Other liabilities	-	-	-	27,950	27,950
Total liabilities	$635,329	$112,799	$543,379	$923,915	$2,215,422
Total cumulative liabilities	$635,329	$748,128	$1,291,507	$2,215,422

Interest sensitivity gap	$(287,541)	$182,007	$(61,796)	$330,280
Cumulative gap	$(287,541)	$(105,534)	$(167,330)	$162,950

Cumulative gap to total assets	(12.1)%	(4.4)%	(7.0)%	6.9%

(1)	Includes restricted investments in bank stock and the net unrealized gains/losses on available-for-sale securities.
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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at December 31, 2022 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the December 31, 2022 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	(4.4)%	(2.5)%
Net income	(7.5)	(5.9)
Economic value at risk:
Economic value of equity	(12.0)	1.6
Economic value of equity as a percent of total assets	(1.8)	0.2

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At December 31, 2022, the Company’s risk-based capital ratio was 14.35%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning January 1, 2023, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$77,526	$(3,546)	(4.4)%
+100 basis points	79,715	(1,357)	(1.7)%
Flat rate	81,072	-	-%
-100 basis points	80,460	(612)	(0.8)%
-200 basis points	79,009	(2,063)	(2.5)%

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

Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA)

The FDICIA established five different levels of capitalization of financial institutions, with “prompt corrective actions” and significant operational restrictions imposed on institutions that are capital deficient under the categories. The five categories are:

●	well capitalized;
●	adequately capitalized;
●	undercapitalized;
●	significantly undercapitalized, and
●	critically undercapitalized.

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

Recent Legislation and Rulemaking

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations began on January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) began compliance on January 1, 2014. The final rules call for the following capital requirements:

●	A minimum ratio of common tier 1 capital to risk-weighted assets of 4.5%.
●	A minimum ratio of tier 1 capital to risk-weighted assets of 6%.
●	A minimum ratio of total capital to risk-weighted assets of 8% (no change from current rule).
●	A minimum leverage ratio of 4%.

In addition, the final rules established a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments.

The final rules will not have a material impact on the Company’s capital, operations, liquidity and earnings.

JOBS Act

The Jumpstart Our Business Startups Act (the “JOBS Act”) is aimed at facilitating capital raising by smaller companies and banks and bank holding companies by implementing the following changes:

●	raising the threshold requiring registration under the Securities Exchange Act of 1934 (the "Exchange Act") for banks and bank holdings companies from 500 to 2,000 holders of record;
●	raising the threshold for triggering deregistration under the Exchange Act for banks and bank holding companies from 300 to 1,200 holders of record;
●	raising the limit for Regulation A offerings from $5 million to $50 million per year and exempting some Regulation A offerings from state blue sky laws;
●	permitting advertising and general solicitation in Rule 506 and Rule 144A offerings;
●	allowing private companies to use "crowdfunding" to raise up to $1 million in any 12-month period, subject to certain conditions; and
●

creating a new category of issuer, called an "Emerging Growth Company," for companies with less than $1 billion in annual gross revenue, which will benefit from certain changes that reduce the cost and burden of carrying out an equity IPO and complying with public company reporting obligations for up to five years.

The JOBS Act did not have any immediate application to the Company. However, management continues to monitor the implementation rules for potential effects which might benefit the Company.

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

Future Outlook

The Company is highly impacted by local economic factors that could influence the performance and strength of our loan portfolios and results of operations. Economic uncertainty continues due to inflationary pressures, rising interest rates and global risks such as war, terrorism and geopolitical instability. A consensus of economists predicts rising short-term rates during 2023. Uncertainty surrounding the velocity and timing of rate increases and the effect on the interest rate margin is the Company’s greatest interest rate risk. Earning-asset yields are expected to improve throughout the year stemming from the rising rate environment while rates on interest-bearing liabilities are expected to rise to a lesser extent. Jobs grew in December 2022 from a year earlier in the Scranton/Wilkes-Barre/Hazleton and Allentown/Bethlehem/Easton metropolitan statistical areas. We believe expanding our market area gives us opportunity for growth and we will continue to monitor the economic climate in our region, scrutinize growth prospects and proactively observe existing credits for early warning signs of risk deterioration.

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

Management believes that the Company is prepared to face the challenges ahead. We expect that there could be a decline in asset quality from the current historically low levels. Our conservative approach to loan underwriting we believe will help keep non-performing asset levels at bay. The Company expects to overcome the further inversion of the yield curve by cautiously growing the balance sheet to enhance financial performance. We intend to grow all lending portfolios in both the business and retail sectors using growth in market-place low costing deposits to stabilize net interest margin and to enhance revenue performance.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fidelity D & D Bancorp, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fidelity D & D Bancorp, Inc. and subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for loan losses – Qualitative Factors

The allowance for loan losses as of December 31, 2022, was $17.1 million. As described in Notes 1 and 5 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount which, in management’s judgement, will be adequate to absorb losses on existing loans. The allowance consists of specific and general components in the amounts of $0.2 million and $16.9 million, respectively. The general loan loss allocation is set based upon a representative average historical net charge-off rate adjusted for the following qualitative factors: delinquency and nonaccrual trends, volume and loan term trends, changes in the lending policy, changes in legal and regulatory requirements, national and local economic trends and conditions, changes in concentrations of credit, changes in risk selection and underwriting standards, the experience, ability and depth of lending management, and charge-off and recovery trends. The evaluation of the qualitative factors requires a significant amount of judgement by management and involves a high degree of subjectivity.

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

Our audit procedures related to the qualitative factors of the allowance for loan losses included the following, among others:

●

We obtained an understanding of the relevant controls related to management’s assessment and review of the qualitative factors, and tested such controls for design and operating effectiveness, including controls over management’s establishment, review and approval of the qualitative factors including the data used in determining the qualitative factors.

●	We obtained an understanding of how management developed the estimates and related assumptions, including:
−

Testing completeness and accuracy of key data inputs used in forming assumptions or calculations and testing the reliability of the underlying data on which these factors are based by comparing information to source documents and external information sources.

−	Evaluating the reasonableness of the qualitative factors established by management as compared to the underlying internal or external information sources.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Blue Bell, Pennsylvania

March 20, 2023

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets

	As of December 31,
(dollars in thousands)	2022	2021
Assets:
Cash and due from banks	$3,542	$27,317
Interest-bearing deposits with financial institutions	25,549	69,560
Total cash and cash equivalents	29,091	96,877
Available-for-sale securities	420,862	738,980
Held-to-maturity securities (fair value of $187,280 in 2022; $0 in 2021)	222,744	-
Restricted investments in bank stock	5,268	3,206
Loans and leases, net (allowance for loan losses of $17,149 in 2022; $15,624 in 2021)	1,547,025	1,417,504
Loans held-for-sale (fair value $1,660 in 2022; $32,013 in 2021)	1,637	31,727
Foreclosed assets held-for-sale	168	434
Bank premises and equipment, net	31,307	29,310
Leased property under finance leases, net	1,089	1,307
Right-of-use assets	8,642	9,006
Cash surrender value of bank owned life insurance	54,035	52,745
Accrued interest receivable	8,487	7,526
Goodwill	19,628	19,628
Core deposit intangible, net	1,540	1,942
Other assets	26,849	8,912
Total assets	$2,378,372	$2,419,104
Liabilities:
Deposits:
Interest-bearing	$1,564,305	$1,579,582
Non-interest-bearing	602,608	590,283
Total deposits	2,166,913	2,169,865
Accrued interest payable and other liabilities	17,483	15,943
Finance lease obligation	1,110	1,320
Operating lease liabilities	9,357	9,627
Short-term borrowings	12,940	-
Secured borrowings	7,619	10,620
Total liabilities	2,215,422	2,207,375
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 5,630,794 at December 31, 2022; and 5,645,687 at December 31, 2021)	115,611	114,108
Retained earnings	119,754	97,442
Accumulated other comprehensive (loss) income	(71,152)	179
Treasury stock, at cost (32,663 shares at December 31, 2022 and no shares at December 31, 2021)	(1,263)	-
Total shareholders' equity	162,950	211,729
Total liabilities and shareholders' equity	$2,378,372	$2,419,104

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income

	Years Ended December 31,
(dollars in thousands except per share data)	2022	2021	2020
Interest income:
Loans and leases:
Taxable	$62,110	$53,918	$41,985
Nontaxable	1,910	1,513	1,256
Interest-bearing deposits with financial institutions	886	148	121
Restricted investments in bank stock	184	127	162
Investment securities:
U.S. government agency and corporations	6,321	4,068	3,197
States and political subdivisions (nontaxable)	5,466	4,413	2,374
States and political subdivisions (taxable)	1,795	1,281	398
Other securities	-	-	3
Total interest income	78,672	65,468	49,496
Interest expense:
Deposits	6,144	3,456	4,756
Secured borrowings	209	156	-
Other short-term borrowings	45	1	248
FHLB advances	-	26	307
Total interest expense	6,398	3,639	5,311
Net interest income	72,274	61,829	44,185
Provision for loan losses	2,100	2,000	5,250
Net interest income after provision for loan losses	70,174	59,829	38,935
Other income:
Service charges on deposit accounts	3,475	2,623	2,117
Interchange fees	4,532	4,286	3,153
Service charges on loans	1,316	1,980	1,681
Fees from trust fiduciary activities	2,481	2,253	1,785
Fees from financial services	955	984	749
Fees and other revenue	1,161	902	813
Earnings on bank-owned life insurance	1,290	1,227	794
Gain (loss) on write-down, sale or disposal of:
Loans	1,623	4,172	3,603
Available-for-sale debt securities	4	46	115
Premises and equipment	(195)	(186)	(142)
Total other income	16,642	18,287	14,668
Other expenses:
Salaries and employee benefits	26,977	24,106	17,863
Premises and equipment	7,624	6,998	5,623
Data processing and communication	2,635	2,566	2,246
Advertising and marketing	3,381	3,253	2,269
Professional services	3,441	3,415	2,869
Merger-related expenses	-	3,033	2,452
Automated transaction processing	1,557	1,479	1,158
Office supplies and postage	682	640	541
PA shares tax	716	395	381
Loan collection	248	126	131
Other real estate owned	15	29	28
FDIC assessment	694	679	280
FHLB prepayment fee	-	369	481
Other	3,378	3,019	1,997
Total other expenses	51,348	50,107	38,319
Income before income taxes	35,468	28,009	15,284
Provision for income taxes	5,447	4,001	2,249
Net income	$30,021	$24,008	$13,035
Per share data:
Net income - basic	$5.32	$4.51	$2.84
Net income - diluted	$5.29	$4.48	$2.82
Dividends	$1.35	$1.23	$1.14

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income
	Years Ended December 31,
(dollars in thousands)	2022	2021	2020

Net income	$30,021	$24,008	$13,035

Other comprehensive (loss) gain, before tax:
Unrealized holding loss on available-for-sale debt securities	(68,102)	(11,059)	6,887
Reclassification adjustment for net gains realized in income	(4)	(46)	(115)
Reclassification of unrealized loss on securities transferred from available-for-sale to held-to-maturity	(23,882)	-	-
Amortization of unrealized loss on held-to-maturity securities	1,695	-	-
Net unrealized loss	(90,293)	(11,105)	6,772
Tax effect	18,962	2,332	(1,422)
Unrealized loss, net of tax	(71,331)	(8,773)	5,350
Other comprehensive loss, net of tax	(71,331)	(8,773)	5,350
Total comprehensive (loss) income, net of tax	$(41,310)	$15,235	$18,385

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity

For the years ended December 31, 2022, 2021 and 2020

				Accumulated
				other
	Capital stock		Retained	comprehensive	Treasury
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Stock	Total

Balance, December 31, 2019	3,781,500	$30,848	$72,385	$3,602	$-	$106,835
Net income			13,035			13,035
Other comprehensive income				5,350		5,350
Issuance of common stock through Employee Stock Purchase Plan	3,885	219				219
Issuance of common stock from vested restricted share grants through stock compensation plans	15,395					-
Stock-based compensation expense		1,201				1,201
Issuance of common stock for acquisition	1,176,970	45,408				45,408
Cash dividends declared			(5,378)			(5,378)
Balance, December 31, 2020	4,977,750	$77,676	$80,042	$8,952	$-	$166,670
Net income			24,008			24,008
Other comprehensive loss				(8,773)		(8,773)
Issuance of common stock through Employee Stock Purchase Plan	4,738	270				270
Issuance of common stock from vested restricted share grants through stock compensation plans	13,209					-
Issuance of common stock through exercise of SSARs	2,000					-
Stock-based compensation expense		1,106				1,106
Issuance of common stock for acquisition	647,990	35,056				35,056
Cash in lieu of fractional shares						-
Cash dividends declared			(6,608)			(6,608)
Balance, December 31, 2021	5,645,687	$114,108	$97,442	$179	$-	$211,729
Net income			30,021			30,021
Other comprehensive loss				(71,331)		(71,331)
Issuance of common stock through Employee Stock Purchase Plan	4,891	252				252
Forfeited restricted dividend reinvestment shares	(109)					-
Issuance of common stock from vested restricted share grants through stock compensation plans	11,699					-
Issuance of common stock through exercise of SSARs	1,180					-
Stock-based compensation expense		1,271				1,271
Common stock repurchased	(32,554)				(1,263)	(1,263)
Repurchase of shares to cover withholdings		(20)				(20)
Cash dividends declared			(7,709)			(7,709)
Balance, December 31, 2022	5,630,794	$115,611	$119,754	$(71,152)	$(1,263)	$162,950

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020

Cash flows from operating activities:
Net income	$30,021	$24,008	$13,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	5,255	5,423	4,539
Provision for loan losses	2,100	2,000	5,250
Deferred income tax expense (benefit)	1,835	1,194	(400)
Stock-based compensation expense	1,271	1,096	1,077
Excess tax benefit from exercise of SSARs	12	26	-
Proceeds from sale of loans held-for-sale	79,401	162,343	158,300
Originations of loans held-for-sale	(67,476)	(186,768)	(176,939)
Earnings from bank-owned life insurance	(1,290)	(1,227)	(794)
Net gain from sales of loans	(1,623)	(4,172)	(3,603)
Net gain from sales of investment securities	(4)	(46)	(115)
Net gain from sale and write-down of foreclosed assets held-for-sale	(19)	(44)	(23)
Net loss from write-down and disposal of bank premises and equipment	195	186	142
Operating lease payments	93	60	29
Change in:
Accrued interest receivable	(961)	(900)	(985)
Other assets	(924)	1,099	(710)
Accrued interest payable and other liabilities	1,541	2,921	1,493
Net cash provided by operating activities	49,427	7,199	296

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	1,691	44,474	123,459
Proceeds from maturities, calls and principal pay-downs	40,749	54,213	68,906
Purchases	(42,087)	(411,406)	(271,504)
(Increase) decrease in restricted investments in bank stock	(2,061)	792	2,149
Net (increase) decrease in loans and leases	(116,055)	7,134	(132,541)
Principal portion of lease payments received under direct finance leases	5,733	5,262	3,551
Purchase of life insurance policies	-	-	(11,000)
Purchases of bank premises and equipment	(5,514)	(2,520)	(1,390)
Net cash (used in) provided by acquisition	-	(3,746)	53,004
Proceeds from sale of bank premises and equipment	1,095	1,719	187
Proceeds from sale of foreclosed assets held-for-sale	1,061	835	936
Net cash used in investing activities	(115,388)	(303,243)	(164,243)

Cash flows from financing activities:
Net (decrease) increase in deposits	(2,916)	351,903	278,342
Net increase (decrease) in other borrowings	10,063	(12,223)	(37,839)
Proceeds from Paycheck Protection Program Liquidity Facility (PPPLF)	-	-	152,791
Repayment of PPPLF	-	-	(152,791)
Repayment of FHLB advances	-	(9,602)	(17,627)
Repayment of finance lease obligation	(232)	(159)	(83)
Purchase of treasury stock	(1,263)	-	-
Proceeds from employee stock purchase plan participants	252	270	219
Repurchase of shares to cover withholdings	(20)	-	-
Dividends paid	(7,709)	(6,608)	(5,378)
Cash paid in lieu of fractional shares	-	(6)	(4)
Net cash (used in) provided by financing activities	(1,825)	323,575	217,630
Net (decrease) increase in cash and cash equivalents	(67,786)	27,531	53,683
Cash and cash equivalents, beginning	96,877	69,346	15,663

Cash and cash equivalents, ending	$29,091	$96,877	$69,346

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$6,105	$3,851	$5,820
Income tax	3,050	2,650	3,250
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized gains (losses) on available-for-sale securities	(68,106)	(11,105)	6,772
Transfers of securities from available-for-sale to held-to-maturity	245,536	-	-
Unrealized losses on securities transferred from available-for-sale to held-to-maturity	(22,188)	-	-
Transfers from loans to foreclosed assets held-for-sale	776	481	800
Transfers from/(to) loans to/(from) loans held-for-sale, net	(17,907)	(23,821)	6,642
Transfers from premises and equipment to other assets held-for-sale	1,184	1,495	-
Right-of-use asset	141	1,519	72
Lease liability	141	1,519	72

Transactions related to acquisition
Increase in assets and liabilities:
Securities		$49,430	$123,420
Loans		298,860	245,283
Restricted investments in bank stocks		1,186	692
Premises and equipment		3,405	6,907
Investment in bank-owned life insurance		7,233	9,230
Goodwill		12,575	6,843
Core deposit intangible asset		597	1,973
Leased property under finance leases		1,188	-
Right-of-use assets		756	1,354
Other assets		4,127	2,680
Non-interest-bearing deposits		(100,472)	(118,822)
Interest-bearing deposits		(208,057)	(276,816)
Short-term borrowings		(2,224)	-
FHLB advances		(4,602)	(7,627)
Secured borrowings		(20,619)	-
Finance lease obligation		(1,188)	-
Operating lease liabilities		(756)	(1,354)
Other liabilities		(2,631)	(1,356)
Fair value of common shares issued		(35,056)	(45,408)

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

HELD-TO-MATURITY SECURITIES

Debt securities, for which the Company has the positive intent and ability to hold to maturity, are reported at cost. Premiums and discounts are amortized or accreted, as a component of interest income over the life of the related security as an adjustment to yield using the interest method. The Company had held-to-maturity securities with balances of $222.7 million and $0 at  December 31, 2022 and 2021.

TRADING SECURITIES

Debt securities held principally for resale in the near-term, or trading securities, are recorded at their fair values. Unrealized gains and losses are included in other income. The Company did not have investment securities held for trading purposes during 2022 or 2021.

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

FEDERAL HOME LOAN BANK STOCK

The Company is a member of the Federal Home Loan Bank system, and as such is required to maintain an investment in capital stock of the Federal Home Loan Bank of Pittsburgh (FHLB). The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.

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

Commitments to sell one-to-four family residential mortgage loans are made primarily during the period between the intent to proceed and the closing of the mortgage loan. The timing of making these sale commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sales commitments are made on a best-efforts basis whereby the Company is only obligated to sell the mortgage if the mortgage loan is approved and closed by the Company. Commitments to fund mortgage loans (rate lock commitments) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in gains or losses on sales of loans. The fair value of these derivative instruments was not significant at December 31, 2022 and 2021.

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

BANK PREMISES AND EQUIPMENT

Land is carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improved property. The Company leases several branches which are classified as operating leases. The Company also leases two stand-alone ATMs which are classified as operating leases and a building and equipment classified as finance leases. In most circumstances, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Rent expense is recognized on the straight-line method over the term of the lease.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill is recorded on the consolidated balance sheets as the excess of liabilities assumed over identifiable assets acquired on the acquisition date. Goodwill is recorded at its net carrying value which represents estimated fair value. The goodwill is not deductible for tax purposes.

Goodwill is reviewed for impairment annually as of November 30 and between annual tests when events and circumstances indicate that impairment may have occurred. Goodwill impairment exists when the carrying amount of a reporting unit exceeds its fair value. A qualitative test can be performed to determine whether it is more likely than not that the fair value of the Company is less than its carrying amount, including goodwill. In this qualitative assessment, the Company evaluates events and circumstances which include general banking industry conditions and trends, the overall financial performance of the Company, the performance of the Company’s common stock and key financial performance metrics of the Company. If the qualitative review indicates that it is not more likely than not that the carrying value exceeds its fair value, no further evaluation needs to be performed. If the results of the qualitative review indicate it is more likely than not that the fair value is less than the carrying value, then the Company performs a quantitative impairment test. During 2022, the Company determined it is not more likely than not that the fair value exceeds its carrying value therefore no quantitative analysis was necessary.

Other acquired intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives and subject to periodic impairment testing.

STOCK PLANS

The Company has one stock-based compensation plan. The Company accounts for this plan under the recognition and measurement accounting principles, which requires the cost of share-based payment transactions be recognized in the financial statements. The stock-based compensation accounting guidance requires that compensation cost for stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. Compensation cost is recognized on a straight-line basis over the requisite service period. When granting stock-settled stock appreciation rights (SSARs), the Company uses Black-Scholes-Merton valuation model to determine fair value on the date of grant.

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

The benefit of a tax position is recognized on the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. For tax positions not meeting the more likely than not threshold, no tax benefit is recorded. Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company had no material unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2022, 2021 or 2020, respectively.

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

The Company is required by the Federal Reserve Bank to maintain average reserve balances based on a percentage of deposits. There were no reserve requirements on December 31, 2022 and 2021.

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

The following tables illustrate the changes in accumulated other comprehensive income by component and the details about the components of accumulated other comprehensive income as of and for the periods indicated:

As of and for the year ended December 31, 2022
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$179	$-	$179

Other comprehensive loss before reclassifications, net of tax	(53,800)	(17,528)	(71,328)
Amounts reclassified from accumulated other comprehensive income, net of tax	(3)	-	(3)
Net current-period other comprehensive loss	(53,803)	(17,528)	(71,331)
Ending balance	$(53,624)	$(17,528)	$(71,152)

As of and for the year ended December 31, 2021
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$8,952	$-	$8,952

Other comprehensive loss before reclassifications, net of tax	(8,737)	-	(8,737)
Amounts reclassified from accumulated other comprehensive income, net of tax	(36)	-	(36)
Net current-period other comprehensive loss	(8,773)	-	(8,773)
Ending balance	$179	$-	$179

As of and for the year ended December 31, 2020
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$3,602	$-	$3,602

Other comprehensive income before reclassifications, net of tax	5,441	-	5,441
Amounts reclassified from accumulated other comprehensive income, net of tax	(91)	-	(91)
Net current-period other comprehensive income	5,350	-	5,350
Ending balance	$8,952	$-	$8,952

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated			Affected line item in the statement
(dollars in thousands)	other comprehensive income			where net income is presented

	2022	2021	2020

Unrealized gains (losses) on AFS debt securities	$4	$46	$115	Gain (loss) on sale of investment securities
Income tax effect	(1)	(10)	(24)	Provision for income taxes
Total reclassifications for the period	$3	$36	$91	Net income

4.	INVESTMENT SECURITIES

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

Amortized cost and fair value of investment securities as of the period indicated are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2022
Held-to-maturity securities:
Agency - GSE	$80,306	$-	$(9,243)	$71,063
Obligations of states and political subdivisions	142,438	-	(26,221)	116,217

Total held-to-maturity securities	$222,744	$-	$(35,464)	$187,280

Available-for-sale debt securities:
Agency - GSE	$36,076	$-	$(4,543)	$31,533
Obligations of states and political subdivisions	197,935	501	(26,542)	171,894
MBS - GSE residential	254,730	-	(37,295)	217,435

Total available-for-sale debt securities	$488,741	$501	$(68,380)	$420,862

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2021
Available-for-sale debt securities:
Agency - GSE	$119,399	$204	$(2,600)	$117,003
Obligations of states and political subdivisions	360,680	6,708	(2,678)	364,710
MBS - GSE residential	258,674	1,654	(3,061)	257,267

Total available-for-sale debt securities	$738,753	$8,566	$(8,339)	$738,980

Some of the Company’s debt securities are pledged to secure trust funds, public deposits, short-term borrowings, FHLB advances, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law.

The amortized cost and fair value of debt securities at December 31, 2022 by contractual maturity are shown below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
Due in one year or less	$-	$-
Due after one year through five years	7,022	6,470
Due after five years through ten years	76,864	67,709
Due after ten years	138,858	113,101
Total held-to-maturity securities	$222,744	$187,280

Available-for-sale securities:
Debt securities:
Due in one year or less	$3,997	$3,951
Due after one year through five years	18,791	16,974
Due after five years through ten years	42,692	35,451
Due after ten years	168,531	147,051

MBS - GSE residential	254,730	217,435
Total available-for-sale debt securities	$488,741	$420,862

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

Gross realized gains and losses from sales, determined using specific identification, for the periods indicated were as follows:

	December 31,
(dollars in thousands)	2022	2021	2020

Gross realized gain	$18	$98	$147
Gross realized loss	(14)	(52)	(32)
Net gain	$4	$46	$115

The following table presents the fair value and gross unrealized losses of investments aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of the period indicated:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

December 31, 2022
Agency - GSE	$9,285	$(377)	$93,312	$(13,409)	$102,597	$(13,786)
Obligations of states and political subdivisions	170,484	(26,928)	112,353	(25,835)	282,837	(52,763)
MBS - GSE residential	61,803	(6,018)	155,632	(31,277)	217,435	(37,295)
Total	$241,572	$(33,323)	$361,297	$(70,521)	$602,869	$(103,844)
Number of securities	272		213		485

December 31, 2021
Agency - GSE	$84,308	$(1,460)	$26,516	$(1,140)	$110,824	$(2,600)
Obligations of states and political subdivisions	193,124	(2,662)	12,796	(399)	205,920	(3,061)
MBS - GSE residential	137,495	(2,351)	9,469	(327)	146,964	(2,678)
Total	$414,927	$(6,473)	$48,781	$(1,866)	$463,708	$(8,339)
Number of securities	187		26		213

The Company had 485 debt securities in an unrealized loss position at  December 31, 2022, including 51 agency-GSE securities, 144 MBS – GSE residential securities and 290 municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at December 31, 2022: 11.84% for agency - GSE, 14.64% for total MBS-GSE residential; and 15.72% for municipals. 213 of these securities had been in an unrealized loss position in excess of 12 months. Management has no intent to sell any securities in an unrealized loss position as of December 31, 2022.

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

For all debt securities, as of December 31, 2022, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and nor any conditions were identified by management that, more likely than not, would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5.	LOANS AND LEASES

The classifications of loans and leases at December 31, 2022 and 2021 are summarized as follows:

(dollars in thousands)	December 31, 2022	December 31, 2021
Commercial and industrial	$234,478	$236,304
Commercial real estate:
Non-owner occupied	316,867	312,848
Owner occupied	270,810	248,755
Construction	18,941	21,147
Consumer:
Home equity installment	59,118	47,571
Home equity line of credit	52,568	54,878
Auto loans	131,936	118,029
Direct finance leases	33,223	26,232
Other	7,611	8,013
Residential:
Real estate	398,136	325,861
Construction	42,232	34,919
Total	1,565,920	1,434,557
Less:
Allowance for loan losses	(17,149)	(15,624)
Unearned lease revenue	(1,746)	(1,429)
Loans and leases, net	$1,547,025	$1,417,504

As of December 31, 2022, total loans of $1.6 billion were reflected including deferred loan costs of $4.6 million. As of  December 31, 2021, total loans of $1.4 billion were reflected including deferred loan costs of $3.0 million, comprised of $4.2 million in deferred loan costs partially offset by $1.2 million in deferred fee income from Paycheck Protection Program (PPP) loans.

Commercial and industrial (C&I) loan balances were $234.5 million at  December 31, 2022 and $236.3 million at December 31, 2021. The $1.8 million decrease was attributed to the reduction in PPP loans (net of deferred fees) which declined by $38.5 million to $1.3 million at  December 31, 2022 due to standard forgiveness under the SBA program.  As of  December 31, 2022, the Company increased the balance of C&I loans by $36.7 million (excluding PPP loans).

Direct finance leases include the lease receivable and the guaranteed lease residual. Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease. Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The approximate unpaid principal balance of mortgages serviced for others amounted to $465.7 million as of December 31, 2022 and $430.9 million as of December 31, 2021. Mortgage servicing rights amounted to $1.6 million and $1.7 million as of December 31, 2022 and 2021, respectively.

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

	For the years ended
(dollars in thousands)	December 31, 2022	December 31, 2021
Balance at beginning of period	$1,088	$563
Accretable yield on acquired loans	-	589
Reclassification from non-accretable difference	543	453
Reclassification to loan balance due to charge-off	(3)	-
Accretion of accretable yield	(399)	(517)
Balance at end of period	$1,229	$1,088

The above table excludes the $275 thousand in non-accretable yield accreted to interest income for the year ended December 31, 2021.

During the twelve months ended December 31, 2022, management performed an analysis of all loans acquired from mergers, consistent with and applicable to ASC 310-30 (Purchased Credit Impaired loans – PCI). During this period, the accretable yield increased $141 thousand from $1,088 thousand to $1,229 thousand due to a $543 thousand reclassification from non-accretable discount to accretable discount resulting from five loans that had actual payments exceed estimates and one loan that had a positive change in collateral value, which was partially offset by yield accretion of $399 thousand and a reclassification of a loan balance for $3 thousand.

During the twelve months ended December 31, 2021, the accretable yield balance increased from $563 thousand to $1,088 thousand.  The $525 thousand increase resulted from $589 thousand in accretable yield on loans acquired from the Landmark merger during the third quarter of 2021; $453 thousand reclassified from non-accretable yield to accretable yield including $167 thousand from improved collateral values and $286 thousand from payments received on PCI in excess of estimates partially offset by $517 thousand in accretable yield accreted to interest income due to contractual payments received during the twelve months ended December 31, 2021.

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

Non-accrual loans

Non-accrual loans, segregated by class, at December 31, were as follows:

(dollars in thousands)	December 31, 2022	December 31, 2021
Commercial and industrial	$719	$154
Commercial real estate:
Non-owner occupied	383	478
Owner occupied	1,066	1,570
Consumer:
Home equity installment	-	-
Home equity line of credit	211	97
Auto loans	153	78
Residential:
Real estate	3	572
Total	$2,535	$2,949

The table above excludes $4.7 million and $4.7 million in purchased credit impaired loans, net of unamortized fair value adjustments as of December 31, 2022 and 2021, respectively.

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

The following presents by class, information related to loans modified in a TDR:

Loans modified as TDRs for the twelve months ended:
(dollars in thousands)	December 31, 2022			December 31, 2021

		Recorded	Increase in		Recorded	Increase in
	Number	investment	allowance	Number	investment	allowance
	of	(as of	(as of	of	(as of	(as of
	contracts	period end)	period end)	contracts	period end)	period end)
Commercial real estate - owner occupied	-	$-	$-	1	$512	$-
Total	-	$-	$-	1	$512	$-

In the above table, the period end balance is inclusive of all partial pay downs and charge-offs since the modification date. For all loans modified in a TDR, the pre-modification recorded investment was the same as the post-modification recorded investment.

Of the TDRs outstanding as of December 31, 2022 and 2021, when modified, the concessions granted consisted of temporary interest-only payments, extensions of maturity date, or a reduction in the rate of interest to a below-market rate for a contractual period of time. Other than the TDRs that were placed on non-accrual status, the TDRs were performing in accordance with their modified terms.

Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. There were no loans modified as a TDR within the previous twelve months that subsequently defaulted (i.e. 90 days or more past due following a modification) during the twelve months ended December 31, 2022 and 2021.

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

As of December 31, 2022 and 2021, the balance of outstanding TDRs was $1.5 million and $3.5 million, respectively. As of December 31, 2022 and 2021, the allowance for impaired loans that have been modified in a TDR was $48 thousand and $0.5 million, respectively.

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

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2022	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$-	$-	$719	$719	$233,759	$234,478		$-
Commercial real estate:
Non-owner occupied	-	-	383	383	316,484	316,867		-
Owner occupied	42	-	1,066	1,108	269,702	270,810		-
Construction	-	-	-	-	18,941	18,941		-
Consumer:
Home equity installment	239	-	-	239	58,879	59,118		-
Home equity line of credit	110	151	211	472	52,096	52,568		-
Auto loans	563	201	169	933	131,003	131,936		16
Direct finance leases	186	-	17	203	31,274	31,477	(2)	17
Other	12	7	-	19	7,592	7,611		-
Residential:
Real estate	-	327	3	330	397,806	398,136		-
Construction	-	-	-	-	42,232	42,232		-
Total	$1,152	$686	$2,568	$4,406	$1,559,768	$1,564,174		$33

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.7 million. (3) Includes net deferred loan costs of $4.6 million.

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2021	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial	$-	$4	$154	$158	$236,146	$236,304		$-
Commercial real estate:
Non-owner occupied	-	675	478	1,153	311,695	312,848		-
Owner occupied	-	-	1,570	1,570	247,185	248,755		-
Construction	-	-	-	-	21,147	21,147		-
Consumer:
Home equity installment	87	32	-	119	47,452	47,571		-
Home equity line of credit	-	-	97	97	54,781	54,878		-
Auto loans	410	45	78	533	117,496	118,029		-
Direct finance leases	173	38	64	275	24,528	24,803	(2)	64
Other	49	17	-	66	7,947	8,013		-
Residential:
Real estate	-	452	572	1,024	324,837	325,861		-
Construction	-	-	-	-	34,919	34,919		-
Total	$719	$1,263	$3,013	$4,995	$1,428,133	$1,433,128		$64

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.4 million. (3) Includes net deferred loan costs of $3.0 million.

Impaired loans

Impaired loans, segregated by class, as of the period indicated are detailed below:

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2022
Commercial and industrial	$942	$139	$580	$719	$48
Commercial real estate:
Non-owner occupied	762	215	547	762	42
Owner occupied	2,347	1,304	716	2,020	70
Consumer:
Home equity installment	33	-	-	-	-
Home equity line of credit	255	-	211	211	-
Auto loans	213	18	135	153	1
Residential:
Real estate	50	-	3	3	-
Total	$4,602	$1,676	$2,192	$3,868	$161

		Recorded	Recorded
	Unpaid	investment	investment	Total
	principal	with	with no	recorded	Related
(dollars in thousands)	balance	allowance	allowance	investment	allowance
December 31, 2021
Commercial and industrial	$218	$18	$136	$154	$18
Commercial real estate:
Non-owner occupied	2,470	1,674	796	2,470	474
Owner occupied	3,185	1,802	762	2,564	763
Consumer:
Home equity installment	33	-	-	-	-
Home equity line of credit	137	-	97	97	-
Auto loans	98	10	68	78	4
Residential:
Real estate	699	-	572	572	-
Total	$6,840	$3,504	$2,431	$5,935	$1,259

At December 31, 2022, impaired loans totaled $3.9 million consisting of $1.4 million in accruing TDRs and $2.5 million in non-accrual loans. At December 31, 2021, impaired loans totaled $5.9 million consisting of $3.0 million in accruing TDRs and $2.9 million in non-accrual loans. As of December 31, 2022, the non-accrual loans included one TDR totaling $0.2 million compared with three TDRs to two unrelated borrowers totaling $0.6 million as of December 31, 2021.

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

	December 31, 2022			December 31, 2021
			Cash basis			Cash basis
	Average	Interest	interest	Average	Interest	interest
	recorded	income	income	recorded	income	income
(dollars in thousands)	investment	recognized	recognized	investment	recognized	recognized

Commercial and industrial	$468	$-	$-	$380	$2	$-
Commercial real estate:
Non-owner occupied	1,263	104	-	2,698	195	-
Owner occupied	2,279	125	-	1,883	55	-
Construction	-	-	-	-	-	-
Consumer:
Home equity installment	-	-	-	28	6	-
Home equity line of credit	153	7	-	202	20	-
Auto loans	162	5	-	42	2	-
Direct finance leases	-	-	-	-	-	-
Other	-	-	-	-	-	-
Residential:
Real estate	158	41	-	682	-	-
Construction	-	-	-	-	-	-
Total	$4,483	$282	$-	$5,915	$280	$-

Average recorded investment refers to the five quarter average of impaired loans preceding the reporting period.

The average recorded investment for the year ended December 31, 2020 was $5.5 million. There was also interest income recognized of $147 thousand and cash basis interest income recognized of $0.

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

The following table presents loans including $4.6 million and $3.0 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of December 31, 2022 and 2021, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

	December 31, 2022
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$231,614	$229	$2,635	$-	$234,478
Commercial real estate - non-owner occupied	301,386	4,227	11,254	-	316,867
Commercial real estate - owner occupied	255,921	803	14,086	-	270,810
Commercial real estate - construction	18,941	-	-	-	18,941
Total commercial	$807,862	$5,259	$27,975	$-	$841,096

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	December 31, 2022
(dollars in thousands)	Performing	Non-performing	Total
Consumer
Home equity installment	$59,118	$-	$59,118
Home equity line of credit	52,357	211	52,568
Auto loans	131,767	169	131,936
Direct finance leases (1)	31,460	17	31,477
Other	7,611	-	7,611
Total consumer	282,313	397	282,710
Residential
Real estate	398,133	3	398,136
Construction	42,232	-	42,232
Total residential	440,365	3	440,368
Total consumer & residential	$722,678	$400	$723,078

(1) Net of unearned lease revenue of $1.7 million.

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

(2) Net of unearned lease revenue of $1.4 million.

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

Information related to the change in the allowance for loan losses and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the year ended December 31, 2022
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,204	$7,422	$2,404		$3,508	$86	$15,624
Charge-offs	(371)	(67)	(377)		-	-	(815)
Recoveries	11	153	74		2	-	240
Provision	1,080	(346)	726		659	(19)	2,100
Ending balance	$2,924	$7,162	$2,827		$4,169	$67	$17,149
Ending balance: individually evaluated for impairment	$48	$112	$1		$-	$-	$161
Ending balance: collectively evaluated for impairment	$2,876	$7,050	$2,826		$4,169	$67	$16,988
Loans Receivables:
Ending balance (2)	$234,478	$606,618	$282,710	(1)	$440,368	$-	$1,564,174
Ending balance: individually evaluated for impairment	$719	$2,782	$364		$3	$-	$3,868
Ending balance: collectively evaluated for impairment	$233,759	$603,836	$282,346		$440,365	$-	$1,560,306

(1) Net of unearned lease revenue of $1.7 million. (2) Includes $4.6 million of net deferred loan costs.

As of and for the year ended December 31, 2021
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,407	$6,383	$2,552	$2,781	$79	$14,202
Charge-offs	(130)	(491)	(206)	(162)	-	(989)
Recoveries	23	250	138	-	-	411
Provision	(96)	1,280	(80)	889	7	2,000
Ending balance	$2,204	$7,422	$2,404	$3,508	$86	$15,624
Ending balance: individually evaluated for impairment	$18	$1,237	$4	$-	$-	$1,259
Ending balance: collectively evaluated for impairment	$2,186	$6,185	$2,400	$3,508	$86	$14,365
Loans Receivables:
Ending balance (2)	$236,304	$582,750	$253,294 (1)	$360,780	$-	$1,433,128
Ending balance: individually evaluated for impairment	$154	$5,034	$175	$572	$-	$5,935
Ending balance: collectively evaluated for impairment	$236,150	$577,716	$253,119	$360,208	$-	$1,427,193

(1) Net of unearned lease revenue of $1.4 million. (2) Includes $3.0 million of net deferred loan costs.

As of and for the year ended December 31, 2020
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$1,484	$3,933	$2,013	$2,278	$39	$9,747
Charge-offs	(372)	(465)	(296)	(35)	-	(1,168)
Recoveries	26	30	120	197	-	373
Provision	1,269	2,885	715	341	40	5,250
Ending balance	$2,407	$6,383	$2,552	$2,781	$79	$14,202

Direct finance leases

The Company originates direct finance leases through two automobile dealerships. The carrying amount of the Company’s lease receivables, net of unearned income, was $7.9 million and $7.7 million as of December 31, 2022 and 2021, respectively. The residual value of the direct finance leases is fully guaranteed by the dealerships. Residual values amounted to $23.6 million and $17.1 million at December 31, 2022 and 2021, respectively, and are included in the carrying value of direct finance leases.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2023	$10,838
2024	10,035
2025	10,889
2026	1,433
2027	28
2028 and thereafter	-
Total future minimum lease payments receivable	33,223
Less: Unearned income	(1,746)
Undiscounted cash flows to be received	$31,477

6.	BANK PREMISES AND EQUIPMENT

Components of bank premises and equipment are summarized as follows:

	As of December 31,
(dollars in thousands)	2022	2021

Land	$3,421	$3,915
Bank premises	19,105	20,460
Furniture, fixtures and equipment	15,919	15,833
Leasehold improvements	10,659	9,851
Construction in process	4,234	494

Total	53,338	50,553

Less accumulated depreciation and amortization	(22,031)	(21,243)

Bank premises and equipment, net	$31,307	$29,310

Depreciation expense, which includes amortization of leasehold improvements, was $2.3 million, $2.2 million and $1.9 million for the years ended December 31, 2022, 2021 and 2020. The estimated useful life was 40 years for bank premises, 3 to 7 years for furniture and fixtures and for leasehold improvements was the term of the lease.

During the first quarter of 2014, the Company received through foreclosure the deed that secured the collateral for a non-owner occupied commercial real estate loan that was on non-accrual status. The loan, in the amount $1.0 million, was transferred from loans to foreclosed assets held-for-sale and then to bank premises. Currently the building is being used for administrative offices and the ground floor is being remodeled to use the property for a future branch.

7.	DEPOSITS

The scheduled maturities of certificates of deposit as of December 31, 2022 were as follows:

(dollars in thousands)	Amount	Percent
2023	$76,685	65.5%
2024	24,831	21.2
2025	9,490	8.1
2026	3,663	3.1
2027	1,804	1.5
2028 and thereafter	721	0.6

Total	$117,194	100.0%

Certificates of deposit of $250,000 or more aggregated $21.1 million and $23.0 million at December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, $0.3 million and $0.6 million of overdraft deposits have been reclassified as loan balances.

As of December 31, 2022, investment securities with a combined fair value of $608.1 million were available to be pledged as qualifying collateral to secure public deposits and trust funds. The Company required $510.9 million of the qualifying collateral to secure such deposits as of December 31, 2022 and the balance of $97.2 million was available for other pledging needs.

8.	SHORT-TERM BORROWINGS

The components of short-term borrowings are summarized as follows:

	As of December 31,
(dollars in thousands)	2022	2021

Overnight borrowings	$12,930	$-
Other short-term borrowings	10	-
Total	$12,940	$-

The maximum and average amounts of short-term borrowings outstanding and related interest rates as of the periods indicated are as follows:

	Maximum		Weighted-
	outstanding		average
	at any	Average	rate during	Rate at
(dollars in thousands)	month end	outstanding	the year	year-end
December 31, 2022
Overnight borrowings	$12,930	$1,025	4.39%	4.45%
Other short-term borrowings	10	6	-	-
Total	$12,940	$1,031

December 31, 2021
Overnight borrowings	$-	$97	1.06%	-%
Total	$-	$97

December 31, 2020
Overnight borrowings	$9,159	$4,175	2.13%	-%
Paycheck Protection Program Liquidity Facility	152,791	44,990	0.35%	-
Total	$161,950	$49,165

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

FHLB borrowings are collateralized by a blanket lien on all commercial and residential real estate loans. At December 31, 2022, the Company had approximately $602.2 million available to borrow from the FHLB, $31.0 million from correspondent banks and approximately $112.0 million that it could borrow at the FRB.

9.	FHLB ADVANCES AND OTHER BORROWINGS

The Company had no FHLB advances as of December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the Company had secured borrowings with a fair value of $7.6 million and $10.6 million related to certain sold loan participations that did not qualify for sales treatment acquired from Landmark. The fair value includes a $53 thousand and $176 thousand purchase accounting fair value adjustment as of  December 31, 2022 and 2021.

The maturity and weighted-average interest rate of secured borrowings as of the periods indicated is as follows:

	As of December 31, 2022
(dollars in thousands)	Amount	Rate

2023	$853	7.50%
2024	20	8.50
2025	-	-
2026	-	-
2027	-	-
2028 and thereafter	6,693	5.53
Total	$7,566	5.76%

10.	STOCK PLANS

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

During the first quarter of 2020, the Company approved a LTIP and awarded restricted stock to senior officers and managers in February and March 2020 based on 2019 performance. During the second quarter of 2020, 500 shares of restricted stock were granted to one new employee after the merger.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during 2022, 2021 and 2020 under the 2022 and 2012 stock incentive plans:

	2022			2021			2020
			Weighted-			Weighted-			Weighted-
	Shares		average grant	Shares		average grant	Shares		average grant
	granted		date fair value	granted		date fair value	granted		date fair value

Director plan	18,000	(2)	$49.85	12,500	(2)	$52.00	6,000	(2)	$56.63
Omnibus plan	16,520	(3)	49.85	13,552	(3)	52.00	11,761	(3)	55.06
Omnibus plan	50	(1)	35.91	50	(1)	58.17	50	(1)	57.62
Omnibus plan	-			36	(3)	58.17	500	(2)	34.02
Omnibus plan	-			476	(2)	52.62	-		-
Total	34,570		$49.83	26,614		$52.03	18,311		$55.00
(1) Vest after 1 year (2) Vest after 3 years – 33% each year (3) Vest fully after 3 years

The fair value of the shares granted in 2022, 2021 and 2020 was calculated using the grant date closing stock price.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 & 2022 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2019	11,200	15,961	27,161	$49.48
Granted	6,000	12,311	18,311	55.00
Forfeited	-	-	-
Vested	(7,798)	(7,597)	(15,395)	48.47
Non-vested balance at December 31, 2020	9,402	20,675	30,077	$53.36
Granted	12,500	14,114	26,614	52.03
Forfeited	-	(439)	(439)	52.66
Vested	(6,982)	(6,227)	(13,209)	51.23
Non-vested balance at December 31, 2021	14,920	28,123	43,043	$53.20
Granted	18,000	16,570	34,570	49.83
Forfeited	-	(3,428)	(3,428)	52.13
Vested	(9,048)	(2,651)	(11,699)	52.83
Non-vested balance at December 31, 2022	23,872	38,614	62,486	$51.46

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2019	97,264	$9.47	7.5
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding December 31, 2020	97,264	$9.47	6.5
Granted	-
Exercised	(2,932)	3.48
Forfeited	-
Outstanding December 31, 2021	94,332	$9.66	5.5
Granted	-
Exercised	(3,608)	4.20
Forfeited	(3,591)	14.41
Outstanding December 31, 2022	87,133	$9.69	4.5

Of the SSARs outstanding at December 31, 2022, all SSARs vested and were exercisable.

During 2022, there were 3,608 SSARs exercised. The intrinsic value recorded for these SSARs was $15,140. The tax deduction realized from the exercise of these SSARs was $56,424 resulting in a tax benefit of $11,849. During 2021, there were 2,932 SSARs exercised. The intrinsic value recorded for these SSARs was $10,190. The tax deduction realized from the exercise of these SSARs was $125,810 resulting in a tax benefit of $26,420. There were no SSARs exercised during 2020.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the years ended December 31, 2022, 2021 and 2020 and the unrecognized stock-based compensation expense as of December 31, 2022:

(dollars in thousands)	2022	2021	2020
Stock-based compensation expense:
2012 Director stock incentive plan	$623	$422	$434
2012 Omnibus stock incentive plan	615	640	740
2022 Omnibus stock incentive plan	1	-	-
Employee stock purchase plan	32	44	27
Total stock-based compensation expense	$1,271	$1,106	$1,201

In addition, during 2021 and 2020 the Company reversed accruals of ($10 thousand) and ($0.1 million) in stock-based compensation expense for restricted stock and SSARs awarded under the 2012 Omnibus Stock Incentive Plan.

As of
(dollars in thousands)	December 31, 2022
Unrecognized stock-based compensation expense:
2012 Director stock incentive plan	$773
2012 Omnibus stock incentive plan	811
2022 Omnibus stock incentive plan	1
Total unrecognized stock-based compensation expense	$1,585

The unrecognized stock-based compensation expense as of December 31, 2022 will be recognized ratably over the periods ended February 2025,  February 2025 and May 2023 for the 2012 Director Stock Incentive Plan, 2012 Omnibus Stock Incentive Plan and 2022 Omnibus Stock Incentive Plan, respectively.

In addition to the 2022 stock incentive plan, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined. As of December 31, 2022, 94,533 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

During the second quarter of 2022, the Company announced that the Board of Directors approved a plan to purchase, in open market and privately negotiated transactions, up to 3% of its outstanding common stock. As of December 31, 2022, the Company had repurchased 32,554 shares of common stock at an average price of $38.81 under the treasury stock repurchase plan.

The Company also established the dividend reinvestment plan (the DRP) for its shareholders. The DRP is designed to avail the Company’s stock at no transactional cost to its shareholders. Cash dividends paid to shareholders who are enrolled in the DRP plus voluntary cash deposits received can be used to purchase shares, directly from the Company, from shares that become available in the open market or in negotiated transactions with third parties. The Company has reserved 750,000 shares of its un-issued capital stock for issuance under the DRP. As of December 31, 2022, there were 591,730 shares available for future issuance.

11.	INCOME TAXES

Pursuant to the accounting guidelines related to income taxes, the Company has evaluated its material tax positions as of December 31, 2022 and 2021. Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. In periods subsequent to December 31, 2021, determinations of potentially adverse material tax positions will be evaluated to determine whether an uncertain tax position may have previously existed or has been originated. In the event an adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with the Internal Revenue Service (IRS) guidelines, and will be recorded as a component of other expenses in the Company’s consolidated statements of income.

As of December 31, 2022, there were no unrecognized tax benefits that, if recognized, would significantly affect the Company’s effective tax rate. Also, there were no penalties and interest recognized in the consolidated statements of income in 2022, 2021 and 2020 as a result of management’s evaluation of whether an uncertain tax position may exist nor does the Company foresee a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the forthcoming twelve months. Tax returns filed with the IRS are subject to review by law under a three-year statute of limitations. The Company has not received notification from the IRS regarding adverse tax issues for the current year or from tax returns filed for tax years 2021, 2020 or 2019.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The bill reduced the Company’s federal corporate income tax rate from 34% to 21% effective January 1, 2018.

The following temporary differences gave rise to the net deferred tax liability, a component of other assets in the consolidated balance sheets, as of the periods indicated:

	As of December 31,
(dollars in thousands)	2022	2021
Deferred tax assets:
Allowance for loan losses	$3,601	$3,281
Net unrealized losses on available-for-sale securities	18,914	-
Deferred interest from non-accrual assets	226	251
Operating lease liabilities	1,965	2,022
Acquisition accounting	1,475	2,087
Other	1,241	1,029
Total	27,422	8,670

Deferred tax liabilities:
Net unrealized gains on available-for-sale securities	-	(48)
Loan fees and costs	(1,825)	(1,397)
Automobile leasing	(6,635)	(5,162)
Operating lease right-of-use assets	(1,815)	(1,891)
Depreciation	(1,458)	(1,594)
Mortgage loan servicing rights	(341)	(357)
Total	(12,074)	(10,449)
Deferred tax liability, net	$15,348	$(1,779)

The components of the total provision for income taxes for the years indicated are as follows:

	Years ended December 31,
(dollars in thousands)	2022	2021	2020

Current	$3,612	$4,904	$2,336
Deferred	1,835	(903)	(87)
Total provision for income taxes	$5,447	$4,001	$2,249

The reconciliation between the expected statutory income tax and the actual provision for income taxes is as follows:

	Years ended December 31,

(dollars in thousands)	2022	2021	2020
Expected provision at the statutory rate	$7,437	$5,873	$3,203
Tax-exempt income	(2,163)	(1,686)	(865)
Bank owned life insurance	(242)	(232)	(167)
Nondeductible interest expense	175	87	54
Nondeductible other expenses and other, net	306	49	(8)
Tax credits	(120)	(135)	-
State income tax	54	45	32
Actual provision for income taxes	$5,447	$4,001	$2,249

12.	RETIREMENT PLAN

The Company has a defined contribution profit sharing 401(k) plan covering substantially all of its employees. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Contributions to the plan approximated $1.0 million, $1.0 million and $0.7 million in 2022, 2021 and 2020.

13.	FAIR VALUE MEASUREMENTS

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments:

December 31, 2022
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$29,091	$29,091	$29,091	$-	$-
Held-to-maturity securities	222,744	187,280	-	187,280	-
Available-for-sale debt securities	420,862	420,862	-	420,862	-
Restricted investments in bank stock	5,268	5,268	-	5,268	-
Loans and leases, net	1,547,025	1,440,151	-	-	1,440,151
Loans held-for-sale	1,637	1,660	-	1,660	-
Accrued interest receivable	8,487	8,487	-	8,487	-
Interest rate swaps	213	213	-	213	-
Financial liabilities:
Deposits with no stated maturities	2,049,689	2,049,689	-	2,049,689	-
Time deposits	117,224	113,252	-	113,252	-
Short-term borrowings	12,940	12,940	-	12,940	-
Secured borrowings	7,619	7,275	-	-	7,275
Accrued interest payable	448	448	-	448	-
Interest rate swaps	213	213	-	213	-

December 31, 2021
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$96,877	$96,877	$96,877	$-	$-
Available-for-sale debt securities	738,980	738,980	-	738,980	-
Restricted investments in bank stock	3,206	3,206	-	3,206	-
Loans and leases, net	1,417,504	1,404,103	-	-	1,404,103
Loans held-for-sale	31,727	32,013	-	32,013	-
Accrued interest receivable	7,526	7,526	-	7,526	-
Financial liabilities:
Deposits with no stated maturities	2,031,072	2,031,072	-	2,031,072	-
Time deposits	138,793	138,291	-	138,291	-
Secured borrowings	10,620	10,690	-	-	10,690
Accrued interest payable	155	155	-	155	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$31,533	$-	$31,533	$-
Obligations of states and political subdivisions	171,894	-	171,894	-
MBS - GSE residential	217,435	-	217,435	-
Total available-for-sale debt securities	$420,862	$-	$420,862	$-

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$117,003	$-	$117,003	$-
Obligations of states and political subdivisions	364,710	-	364,710	-
MBS - GSE residential	257,267	-	257,267	-
Total available-for-sale debt securities	$738,980	$-	$738,980	$-

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

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending December 31, 2022 and 2021, respectively.

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2022	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,515	$-	$-	$1,515
Other real estate owned	168	-	-	168
Total	$1,683	$-	$-	$1,683

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2021	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,245	$-	$-	$2,245
Other real estate owned	198	-	-	198
Total	$2,443	$-	$-	$2,443

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

At December 31, 2022 and December 31, 2021, the range of liquidation expenses and other valuation adjustments applied to impaired loans ranged from -19.61% and -29.58% and from -33.08% to -47.66%, respectively. The weighted average of liquidation expenses and other valuation adjustments applied to impaired loans amounted to -21.77% as of December 31, 2022 and -44.50% as of December 31, 2021, respectively. Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed. Accordingly, fair value estimates for impaired loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable. Appraisals form the basis for determining the net realizable value from these properties. Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business. Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions. Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs. These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions. At December 31, 2022 and December 31, 2021, the discounts applied to the appraised values of ORE ranged from -39.07% and -77.60% and from -20.16% and -77.60%, respectively. As of December 31, 2022, and December 31, 2021, the weighted average of discount to the appraisal values of ORE amounted to -39.61% and -28.21%, respectively.

At December 31, 2022 and 2021, there were no other repossessed assets. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.

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

The notional amount of the Company’s financial instruments with off-balance sheet risk was as follows:

	December 31,
(dollars in thousands)	2022	2021
Off-balance sheet financial instruments:
Commitments to extend credit	$390,644	$306,852
Standby letters of credit	16,634	6,352

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

The following table summarizes outstanding financial letters of credit as of December 31, 2022:

		More than
	Less than	one year to	Over five
(dollars in thousands)	one year	five years	years	Total
Secured by:
Collateral	$5,680	$2,850	$1,007	$9,537
Bank lines of credit	1,903	3,300	—	5,203
Other	658	—	—	658
	8,241	6,150	1,007	15,398
Unsecured	821	415	—	1,236
Total	$9,062	$6,565	$1,007	$16,634

The Company has not incurred losses on its commitments in 2022, 2021 or 2020.

14.	EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards. The Company maintains one active share-based compensation plan that may generate additional potentially dilutive common shares. For granted and unexercised stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued SSARs were exercised and converted into common stock. As of the years ended December 31, 2022, 2021 and 2020, there were 19,675, 28,770 and 24,644 potentially dilutive shares related to issued and unexercised SSARs. The calculation did not include 49,296 weighted average unexercised SSARs that could potentially dilute earnings per share but their effect was antidilutive as of December 31, 2022. For restricted stock, dilution would occur from the Company’s previously granted but unvested shares. There were 14,865, 12,705 and 5,496 potentially dilutive shares related to unvested restricted share grants as of the years ended December 31, 2022, 2021 and 2020, respectively. The calculation did not include 867 weighted average unvested restricted shares that could potentially dilute earnings per share but their effect was antidilutive as of  December 31, 2022.

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

The following table illustrates the data used in computing basic and diluted EPS for the years indicated:

	2022	2021	2020
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$30,021	$24,008	$13,035
Weighted-average common shares outstanding	5,644,599	5,321,687	4,586,224
Basic EPS	$5.32	$4.51	$2.84

Diluted EPS:
Net income available to common shareholders	$30,021	$24,008	$13,035
Weighted-average common shares outstanding	5,644,599	5,321,687	4,586,224
Potentially dilutive common shares	34,540	41,475	30,140
Weighted-average common and potentially dilutive shares outstanding	5,679,139	5,363,162	4,616,364
Diluted EPS	$5.29	$4.48	$2.82

15.	REGULATORY MATTERS

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%. As of December 31, 2022 and 2021, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The following table reflects the actual and required capital and the related capital ratios as of the periods indicated. No amounts were deducted from capital for interest-rate risk in either 2022 or 2021.

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer*		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of December 31, 2022

Total capital (to risk-weighted assets)
Consolidated	$230,133	14.4%	≥	$128,325	8.0%	≥	$168,427	10.5%		N/A	N/A
Bank	$229,803	14.3%	≥	$128,308	8.0%	≥	$168,405	10.5%	≥	$160,385	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$212,935	13.3%	≥	$72,183	4.5%	≥	$112,285	7.0%		N/A	N/A
Bank	$212,605	13.3%	≥	$72,173	4.5%	≥	$112,270	7.0%	≥	$104,251	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$212,935	13.3%	≥	$96,244	6.0%	≥	$136,346	8.5%		N/A	N/A
Bank	$212,605	13.3%	≥	$96,231	6.0%	≥	$136,328	8.5%	≥	$128,308	8.0%

Tier I capital (to average assets)
Consolidated	$212,935	8.7%	≥	$97,960	4.0%	≥	$97,960	4.0%		N/A	N/A
Bank	$212,605	8.7%	≥	$97,951	4.0%	≥	$97,951	4.0%	≥	$122,439	5.0%

As of December 31, 2021

Total capital (to risk-weighted assets)
Consolidated	$205,667	14.5%	≥	$113,421	8.0%	≥	$148,866	10.5%		N/A	N/A
Bank	$205,726	14.5%	≥	$113,406	8.0%	≥	$148,845	10.5%	≥	$141,757	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$189,980	13.4%	≥	$63,800	4.5%	≥	$99,244	7.0%		N/A	N/A
Bank	$190,039	13.4%	≥	$63,791	4.5%	≥	$99,230	7.0%	≥	$92,142	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$189,980	13.4%	≥	$85,066	6.0%	≥	$120,510	8.5%		N/A	N/A
Bank	$190,039	13.4%	≥	$85,054	6.0%	≥	$120,493	8.5%	≥	$113,406	8.0%

Tier I capital (to average assets)
Consolidated	$189,980	7.9%	≥	$95,688	4.0%	≥	$95,688	4.0%		N/A	N/A
Bank	$190,039	7.9%	≥	$95,680	4.0%	≥	$95,680	4.0%	≥	$119,600	5.0%

* The minimums under Basel III increased to include the capital conservation buffer of 2.50%.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations and Pennsylvania law limit the amount of dividends that may be paid from the Bank to the Company without prior approval of regulatory agencies. Accordingly, at December 31, 2022, approximately $136.7 million was available for dividend distribution from the Bank to the Company in 2022.

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

	Years ended December 31,
(dollars in thousands)	2022	2021	2020
Balance, beginning	$11,505	$9,885	$6,765
Adjustments for changes in position	(75)	1,022	(1,063)
Additions	1,608	7,228	7,156
Collections	(2,394)	(6,630)	(2,973)

Balance, ending	$10,644	$11,505	$9,885

As of December 31, 2022, 2021 and 2020, deposits from executive officers and directors approximated $24.8 million, $39.0 million and $27.9 million, respectively.

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

The Company will adopt ASU 2016-13 and all of the subsequent amendments using the modified-retrospective approach and will record a cumulative-effect adjustment to retained earnings. Upon adoption, the change in this accounting guidance could require the Company to record loan losses more rapidly. The Company has engaged the services of a qualified third-party service provider to assist management in estimating credit allowances under this standard. Starting in the 3rd quarter of 2022, the Company ran its CECL model parallel to the current allowance for loan losses calculation to gain a better understanding of the effects of the change. During the fourth quarter of 2022, a third-party service provider ran a model validation with no substantial findings. Upon adoption of CECL on January 1, 2023, the Company estimated an adjustment for the allowance for credit losses (ACL) which resulted in an increase in the allowance for loan losses of approximately $0.7 million and reserve for unfunded commitments of approximately $1.1 million. The Company has also run a CECL analysis on its held-to-maturity investment securities as of December 31, 2022 and the estimated CECL reserve is immaterial. The Company will finalize the adoption during the first quarter of 2023.

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

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848. The amendments in this update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company expects to apply the amendments prospectively for applicable loan and other contracts within the effective period of ASU 2022-06. As of December 31, 2022, the Company had approximately $40 million in loans with rates tied to LIBOR. The Company is working on modifying each of these existing contracts.

19.	PARENT COMPANY ONLY

The following is the condensed financial information for Fidelity D & D Bancorp, Inc. on a parent company only basis as of and for the years indicated:

Condensed Balance Sheets	As of December 31,
(dollars in thousands)	2022	2021
Assets:
Cash	$634	$515
Investment in subsidiary	162,620	211,788
Other assets	214	198
Total	$163,468	$212,501

Liabilities and shareholders' equity:
Liabilities	$518	$772
Capital stock and retained earnings	235,365	211,550
Treasury stock	(1,263)	-
Accumulated other comprehensive income (loss)	(71,152)	179
Total	$163,468	$212,501

Condensed Income Statements	Years ended December 31,
(dollars in thousands)	2022	2021	2020
Income:
Equity in undistributed earnings of subsidiary	$24,128	$19,898	$9,934
Dividends from subsidiary	7,709	6,608	5,378
Total income	31,837	26,506	15,312
Operating expenses	2,295	3,016	2,779
Income before taxes	29,542	23,490	12,533
Credit for income taxes	479	518	502
Net income	$30,021	$24,008	$13,035

Statements of Comprehensive Income	Years ended December 31,
(dollars in thousands)	2022	2021	2020
Bancorp net loss	$(1,816)	$(2,498)	$(2,277)
Equity in net income of subsidiary	31,837	26,506	15,312
Net income	30,021	24,008	13,035

Equity in other comprehensive income (loss) of subsidiary	(71,331)	(8,773)	5,350
Other comprehensive (loss) income, net of tax	(71,331)	(8,773)	5,350
Total comprehensive (loss) income, net of tax	$(41,310)	$15,235	$18,385

Condensed Statements of Cash Flows	Years ended December 31,
(dollars in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$30,021	$24,008	$13,035
Adjustments to reconcile net income to net cash used in operations:
Equity in earnings of subsidiary	(31,837)	(26,506)	(15,312)
Stock-based compensation expense	1,271	1,096	1,077
Deferred income tax	(25)	(10)	(84)
Changes in other assets and liabilities, net	(232)	390	71
Net cash used in operating activities	(802)	(1,022)	(1,213)

Cash flows provided by investing activities:
Dividends received from subsidiary	7,709	6,608	5,378
Operating dividend from subsidiary	700	1,075	1,129
Net cash (used in) acquired in acquisition	-	(64)	58
Purchases of bank premises and equipment	(11)	-	-
Net cash provided by investing activities	8,398	7,619	6,565

Cash flows used in financing activities:
Dividends paid, net of dividend reinvestment	(7,709)	(6,608)	(5,378)
Withholdings to purchase capital stock	252	270	219
Repurchase of shares to cover withholdings	(20)	-	-
Net cash used in financing activities	(7,477)	(6,338)	(5,159)
Net change in cash	119	259	193

Cash, beginning	515	256	63

Cash, ending	$634	$515	$256

20.	ACQUISITION

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

Dollars in thousands
Gross amortized cost basis at December 31, 2021	$309,767
Interest rate fair value adjustment on pools of homogeneous loans	(1,855)
Credit fair value adjustment on pools of homogeneous loans	(7,915)
Credit fair value adjustment on purchased credit impaired loans	(1,137)
Fair value of acquired loans at December 31, 2021	$298,860

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

Merger-related expenses

The Company did not incur any merger-related expenses for the year ended December 31, 2022. For the year ended December 31, 2021, the Company incurred $3.0 million in merger-related expenses related to the merger with Landmark, primarily consisting of data processing, salaries and employee benefits, and professional fee expenses. For the year ended December 31, 2020, the Company incurred merger-related expenses related to the merger with MNB totaling $2.5 million, primarily consisting of professional fees, salaries and employee benefits and data processing fees.

21.	EMPLOYEE BENEFITS

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers. The policies are recorded at their cash surrender values. Increases in cash surrender values are included in non-interest income in the consolidated statements of income. As a result of the acquisition of Landmark, the Company added BOLI with a value of $7.2 million during 2021. The policies’ cash surrender value totaled $54.0 million and $52.7 million, respectively, as of December 31, 2022 and 2021 and is reflected as an asset on the consolidated balance sheets. For the years ended December 31, 2022 and 2021, the Company has recorded income of $1.3 million and $1.2 million, respectively.

Officer Life Insurance

In 2017, the Bank entered into separate split dollar life insurance arrangements (Split Dollar Agreements) with eleven officers. This plan provides each officer a specified death benefit should the officer die while in the Bank’s employ. The Bank paid the insurance premiums in March 2017 and the arrangements were effective in March 2017. In March 2019, the Bank entered into a new Split Dollar Agreement with one officer. In January 2021, the Bank entered into Split Dollar Agreements with fifteen officers. The Bank owns the policies and all cash values thereunder. Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary. As of December 31, 2022, the policies had total death benefits of $54.0 million of which $8.8 million would have been paid to the officer’s beneficiaries and the remaining $45.2 million would have been paid to the Bank. In addition, four executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met. As of December 31, 2022 and 2021, the Company accrued expenses of $269 thousand and $200 thousand for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement. On March 20, 2019, the Bank entered into a SERP Agreement with one officer, pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2019 until normal retirement age. As a result of the acquisition of Landmark, the Company added $1.0 million in accrued SERP expenses to the consolidated balance sheets. As of December 31, 2022 and 2021, the Company accrued expenses of $4.0 million and $3.6 million in connection with the SERP.

22.	REVENUE RECOGNITION

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

Contract balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before the payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity already received payment (or payment is due) from the customer. The Company’s non-interest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company typically does not enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2022 and 2021, the Company did not have any significant contract balances.

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

23.	LEASES

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

The Company’s operating leases, where the Company is lessee, include property, land and equipment. As of December 31, 2022, ten of the Company’s branch properties, one administrative office and one former branch were leased under operating leases. In four of the branch leases, the Company leases the land from an unrelated third party, and the buildings are the Company’s own capital improvement. The Company also leases two standalone ATMs under operating leases. Additionally, the Company has one property lease and four equipment leases classified as finance leases. The Company acquired a leased property classified as a finance lease with a fair value of $1.2 million from the Landmark merger during 2021.

The following is an analysis of the leased property under finance leases:

(dollars in thousands)	December 31, 2022	December 31, 2021

Property and equipment	$1,695	$1,673
Less accumulated depreciation and amortization	(606)	(366)
Leased property under finance leases, net	$1,089	$1,307

The following is a schedule of future minimum lease payments under finance leases together with the present value of the net minimum lease payments as of December 31, 2022:

(dollars in thousands)	Amount

2023	$227
2024	171
2025	161
2026	150
2027	150
2028 and thereafter	313
Total minimum lease payments (a)	1,172
Less amount representing interest (b)	(62)
Present value of net minimum lease payments	$1,110

(a)	The future minimum lease payments have not been reduced by estimated executory costs (such as taxes and maintenance) since this amount was deemed immaterial by management.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate upon lease inception.

As of December 31, 2022, the Company leased its Green Ridge, Pittston, Peckville, Back Mountain, Mountain Top, Abington, Nazareth, Easton, Bethlehem and Wyoming branches under the terms of operating leases. During 2022, the Company relocated the Bethlehem branch and the lease for the former branch expires in June 2023. During 2022, the Company also entered into a new lease of administrative office space in Scranton.  Common area maintenance is included in variable lease payments in the table below. The Abington branch has variable lease payments which are calculated as a percentage of the national prime rate of interest and are expensed as incurred. The Bethlehem and Easton branches have variable lease payments that increase annually and are expensed as incurred.

(dollars in thousands)	2022	2021	2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$240	$164	$85
Interest on lease liabilities	21	16	8
Operating lease cost	746	637	540
Short-term lease cost	149	59	18
Variable lease cost	35	4	(2)
Total lease cost	$1,191	$880	$649

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$21	$16	$8
Operating cash flows from operating leases (Fixed payments)	$646	$560	$496
Operating cash flows from operating leases (Liability reduction)	$389	$291	$250
Financing cash flows from finance leases	$232	$159	$83
Right-of-use assets obtained in exchange for new finance lease liabilities	$119	$1,188	$88
Right-of-use assets obtained in exchange for new operating lease liabilities	$22	$2,775	$1,338
Weighted-average remaining lease term - finance leases (in years)	6.52	7.22	3.12
Weighted average remaining lease term - operating leases (in years)	20.62	21.42	21.30
Weighted-average discount rate - finance leases	1.72%	1.79%	2.52%
Weighted-average discount rate - operating leases	3.39%	3.38%	3.56%

During 2022, $1.2 million of the total lease cost was included in premises and equipment expense and $31 thousand was included in other expenses on the consolidated statements of income. During 2021, $845 thousand of the total lease cost was included in premises and equipment expense and $35 thousand was included in other expenses on the consolidated statements of income. Operating lease expense is recognized on a straight-line basis over the lease term. We recognized both the interest expense and amortization expense for finance leases in premises and equipment expense since the interest expense portion was immaterial.

The future minimum lease payments for the Company’s branch network and equipment under operating leases that have lease terms in excess of one year as of December 31, 2022 are as follows:

(dollars in thousands)	Amount

2023	$695
2024	652
2025	633
2026	640
2027	649
2028 and thereafter	10,147
Total future minimum lease payments	13,416
Plus variable payment adjustment	(127)
Less amount representing interest	(3,932)
Present value of net future minimum lease payments	$9,357

The Company leases one property, where the Company is lessor, under an operating lease to an unrelated party. The undiscounted cash flows to be received on an annual basis for the property are as follows:

(dollars in thousands)	Amount

2023	$48
2024	51
2025	54
2026	54
2027	27
2028 and thereafter	-
Total lease payments to be received	$234

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

	For the years ended December 31,
(dollars in thousands)	2022	2021	2020
Lease income - direct finance leases
Interest income on lease receivables	$1,087	$807	$722

Lease income - operating leases	188	257	236
Total lease income	$1,275	$1,064	$958

24. Derivative Instruments

The Company is a party to interest rate derivatives that are not designated as hedging instruments. The Company enters into interest rate swaps that allow certain commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third-party financial institution, such that the Company minimizes its net interest rate risk exposure resulting from such transactions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities). As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however there may be fair value adjustments related to credit-quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. The Company had $1 million in investment securities pledged as collateral on its interest rate swaps with a third-party financial institution as of December 31, 2022. There were no interest rate swaps as of December 31, 2021.

		Weighted
	Notional	Average Maturity	Interest Rate	Interest Rate
(dollars in thousands)	Amount	(Years)	Paid	Received	Fair Value
December 31, 2022
Classified in Other assets:
Customer interest rate swaps	$1,996	14.91	30 Day SOFR + Margin	Fixed	$213
Classified in Accrued interest payable and other liabilities:
Third party interest rate swaps	$1,996	14.91	Fixed	30 Day SOFR + Margin	$213

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A:  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended December 31, 2022.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of December 31, 2022, the Company maintained effective internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None

ITEM 9C:  DISCLOSURE RELATING TO FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed with the SEC.

The Company has made no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors during the fourth quarter of 2022.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed with the SEC.

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

ITEM 11:  EXECUTIVE COMPENSATION

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2023 annual meeting of shareholders to be filed with the SEC.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2023 annual meeting of shareholders to be filed with the SEC.

Securities authorized for issuance under equity compensation plans

The following table summarizes the Company’s equity compensation plans as of December 31, 2022 that have been approved and not approved by Fidelity D & D Bancorp, Inc. shareholders:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2002 Employee Stock Purchase Plan	7,294	$52.03	67,558
2012 Omnibus Stock Incentive Plan (Restricted stock)	38,564	$51.93	0
2012 Omnibus Stock Incentive Plan (SSARs)	19,959	$38.80	0
2012 Director Stock Incentive Plan (Restricted stock)	23,872	$50.73	0
2022 Omnibus Stock Incentive Plan	50	$35.91	499,950
Equity compensation plans not approved by security holders - none	-	-	-
Total	89,739	$48.69	567,508

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this item is set forth in Footnote No. 16 “Related Party Transactions”, of Part II, Item 8 “Financial Statements and Supplementary Data”, and the information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2023 annual meeting of shareholders to be filed with the SEC.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2023 annual meeting of shareholders to be filed with the SEC.

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

13 Annual Report to Shareholders. Incorporated by reference to the 2022 Annual Report to Shareholders filed with the SEC on Form ARS.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Annual Report on Form 10-K for the year ended December 31, 2022, is formatted in iXBRL (Inline eXtensible Business Reporting Language): Consolidated Balance Sheets as of December 31, 2022 and 2021; Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020; Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020; Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020; Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020 and the Notes to the Consolidated Financial Statements.

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

FIDELITY D & D BANCORP, INC.
(Registrant)

Date: March 20, 2023	By:	/s/ Daniel J. Santaniello
Daniel J. Santaniello,
President and Chief Executive Officer

Date: March 20, 2023	By:	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Daniel J. Santaniello	March 20, 2023
Daniel J. Santaniello, President and Chief
Executive Officer and Director

By:	/s/ Salvatore R. DeFrancesco, Jr.	March 20, 2023
Salvatore R. DeFrancesco, Jr., Treasurer
and Chief Financial Officer

By:	/s/ Brian J. Cali	March 20, 2023
Brian J. Cali, Chairman of the
Board of Directors and Director

By:	/s/ John T. Cognetti	March 20, 2023
John T. Cognetti, Secretary and Director

By:	/s/ Richard M. Hotchkiss	March 20, 2023
Richard M. Hotchkiss, Director

By:	/s/ Michael J. McDonald	March 20, 2023
Michael J. McDonald, Vice Chairman
of the Board of Directors and Director

By:	/s/ Paul C. Woelkers	March 20, 2023
Paul C. Woelkers, Director

By:	/s/ HelenBeth G. Vilcek	March 20, 2023
HelenBeth G. Vilcek, Director

By:	/s/ Kristin Dempsey O’Donnell	March 20, 2023
Kristin Dempsey O’Donnell, Director

By:	/s/ William J. Joyce, Sr.	March 20, 2023
William J. Joyce, Sr., Director

By:	/s/ Alan Silverman	March 20, 2023
Alan Silverman, Director