Form 10-Q
period 2023-03-31
FIDELITY D & D BANCORP INC
filed 2023-05-12
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on April 30, 2023, the latest practicable date, was 5,665,255 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q March 31, 2023

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

(Unaudited)
(dollars in thousands)	March 31, 2023	December 31, 2022
Assets:
Cash and due from banks	$29,668	$3,542
Interest-bearing deposits with financial institutions	33,370	25,549
Total cash and cash equivalents	63,038	29,091
Available-for-sale securities	391,414	420,862
Held-to-maturity securities (fair value of $194,251 in 2023; $187,280 in 2022)	223,112	222,744
Restricted investments in bank stock	5,968	5,268
Loans and leases, net (allowance for credit losses of $17,910 in 2023; $17,149 in 2022)	1,609,089	1,547,025
Loans held-for-sale (fair value $160 in 2023; $1,660 in 2022)	156	1,637
Foreclosed assets held-for-sale	87	168
Bank premises and equipment, net	31,408	31,307
Leased property under finance leases, net	1,029	1,089
Right-of-use assets	8,527	8,642
Cash surrender value of bank owned life insurance	53,567	54,035
Accrued interest receivable	8,666	8,487
Goodwill	19,628	19,628
Core deposit intangible, net	1,443	1,540
Other assets	25,889	26,849
Total assets	$2,443,021	$2,378,372
Liabilities:
Deposits:
Interest-bearing	$1,552,036	$1,564,305
Non-interest-bearing	591,055	602,608
Total deposits	2,143,091	2,166,913
Accrued interest payable and other liabilities	15,846	17,434
Allowance for credit losses on off-balance sheet credit exposures	1,334	49
Finance lease obligation	1,051	1,110
Operating lease liabilities	9,263	9,357
Short-term borrowings	88,989	12,940
Secured borrowings	7,560	7,619
Total liabilities	2,267,134	2,215,422
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 5,665,255 at March 31, 2023; and 5,630,794 at December 31, 2022)	116,437	115,611
Retained earnings	123,416	119,754
Accumulated other comprehensive loss	(62,938)	(71,152)
Treasury stock, at cost (25,945 shares at March 31, 2023 and 32,663 shares at December 31, 2022)	(1,028)	(1,263)
Total shareholders' equity	175,887	162,950
Total liabilities and shareholders' equity	$2,443,021	$2,378,372

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)	Three months ended
(dollars in thousands except per share data)	March 31, 2023	March 31, 2022
Interest income:
Loans and leases:
Taxable	$18,119	$14,367
Nontaxable	899	409
Interest-bearing deposits with financial institutions	31	33
Restricted investments in bank stock	106	31
Investment securities:
U.S. government agency and corporations	1,520	1,508
States and political subdivisions (nontaxable)	1,217	1,381
States and political subdivisions (taxable)	446	449
Total interest income	22,338	18,178
Interest expense:
Deposits	4,618	822
Secured borrowings	111	65
Other short-term borrowings	584	-
Total interest expense	5,313	887
Net interest income	17,025	17,291
Provision for credit losses on loans	180	525
Provision (credit) for credit losses on unfunded loan commitments	225	(11)
Net interest income after provision for credit losses	16,620	16,777
Other income:
Service charges on deposit accounts	922	799
Interchange fees	1,251	1,176
Service charges on loans	298	441
Fees from trust fiduciary activities	695	617
Fees from financial services	222	267
Fees and other revenue	619	380
Earnings on bank-owned life insurance	321	319
Gain (loss) on write-down, sale or disposal of:
Loans	164	712
Available-for-sale debt securities	(1)	-
Premises and equipment	(2)	(157)
Total other income	4,489	4,554
Other expenses:
Salaries and employee benefits	6,515	6,714
Premises and equipment	2,127	1,925
Data processing and communication	677	712
Advertising and marketing	893	781
Professional services	925	719
Automated transaction processing	429	369
Office supplies and postage	181	179
PA shares tax	(32)	160
Loan collection	13	35
Other real estate owned	1	(25)
FDIC assessment	168	237
Other	960	859
Total other expenses	12,857	12,665
Income before income taxes	8,252	8,666
Provision for income taxes	1,212	1,144
Net income	$7,040	$7,522
Per share data:
Net income - basic	$1.25	$1.33
Net income - diluted	$1.24	$1.32
Dividends	$0.36	$0.33

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income
(Unaudited)	Three months ended March 31,
(dollars in thousands)	2023	2022

Net income	$7,040	$7,522

Other comprehensive gain (loss), before tax:
Unrealized holding gain (loss) on available-for-sale debt securities	9,824	(54,020)
Reclassification adjustment for net losses realized in income	1	-
Amortization of unrealized loss on held-to-maturity securities	572	-
Net unrealized gain (loss)	10,397	(54,020)
Tax effect	(2,183)	11,344
Unrealized gain (loss), net of tax	8,214	(42,676)
Other comprehensive income (loss), net of tax	8,214	(42,676)
Total comprehensive income (loss), net of tax	$15,254	$(35,154)

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

For the Three Months Ended March 31, 2023 and 2022
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive	Treasury
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Stock	Total
Balance, December 31, 2021	5,645,687	$114,108	$97,442	$179	$-	$211,729
Net income			7,522			7,522
Other comprehensive loss				(42,676)		(42,676)
Issuance of common stock through Employee Stock Purchase Plan	4,891	252				252
Issuance of common stock from vested restricted share grants through stock compensation plans	8,490	-				-
Stock-based compensation expense		306				306
Cash dividends declared			(1,890)			(1,890)
Balance, March 31, 2022	5,659,068	$114,666	$103,074	$(42,497)	$-	$175,243

Balance, December 31, 2022	5,630,794	$115,611	$119,754	$(71,152)	$(1,263)	$162,950
Cumulative-effect adjustment for adoption of ASU 2016-13 (Footnote 1)			(1,326)			(1,326)
Net income			7,040			7,040
Other comprehensive income				8,214		8,214
Issuance of common stock through Employee Stock Purchase Plan	7,294	302				302
Re-issuance of common stock through Dividend Reinvestment Plan	8,104	79			303	382
Issuance of common stock from vested restricted share grants through stock compensation plans	20,449	-				-
Stock-based compensation expense		445				445
Repurchase of shares to cover withholdings	(1,386)				(68)	(68)
Cash dividends declared			(2,052)			(2,052)
Balance, March 31, 2023	5,665,255	$116,437	$123,416	$(62,938)	$(1,028)	$175,887

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)	Three months ended March 31,
(dollars in thousands)	2023	2022

Cash flows from operating activities:
Net income	$7,040	$7,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,188	1,402
Provision for credit losses on loans	180	525
Provision (credit) for credit losses on unfunded loan commitments	225	(11)
Deferred income tax expense (benefit)	(71)	439
Stock-based compensation expense	445	306
Proceeds from sale of loans held-for-sale	11,105	30,239
Originations of loans held-for-sale	(9,795)	(18,048)
Earnings from bank-owned life insurance	(321)	(319)
Gain from bank-owned life insurance claim	(142)	-
Net gain from sales of loans	(164)	(712)
Net loss from sales of investment securities	1	-
Net gain from sale and write-down of foreclosed assets held-for-sale	-	(44)
Net loss from write-down and disposal of bank premises and equipment	2	157
Operating lease payments	22	31
Change in:
Accrued interest receivable	(179)	101
Other assets	(895)	(1,501)
Accrued interest payable and other liabilities	(1,589)	(1,842)
Net cash provided by operating activities	7,052	18,245

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	31,208	-
Proceeds from maturities, calls and principal pay-downs	7,142	10,057
Purchases	-	(37,930)
Increase in restricted investments in bank stock	(700)	(24)
Net increase in loans and leases	(63,082)	(27,254)
Principal portion of lease payments received under direct finance leases	1,407	1,494
Purchases of bank premises and equipment	(718)	(3,242)
Proceeds from death benefits received on bank-owned life insurance	931	-
Proceeds from sale of bank premises and equipment	22	-
Proceeds from sale of foreclosed assets held-for-sale	-	764
Net cash used in investing activities	(23,790)	(56,135)

Cash flows from financing activities:
Net (decrease) increase in deposits	(23,812)	40,149
Net increase (decrease) in other borrowings	75,991	(36)
Repayment of finance lease obligation	(59)	(59)
Proceeds from employee stock purchase plan participants	302	252
Repurchase of shares to cover withholdings	(68)	-
Dividends paid	(1,669)	(1,890)
Net cash provided by financing activities	50,685	38,416
Net increase in cash and cash equivalents	33,947	526
Cash and cash equivalents, beginning	29,091	96,877

Cash and cash equivalents, ending	$63,038	$97,403

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited)	Three months ended March 31,
(dollars in thousands)	2023	2022
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$5,075	$928
Income tax	-	-
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized gains (losses) on available-for-sale securities	9,825	(54,020)
Cumulative-effect adjustment for adoption of ASU 2016-13	(1,326)	-
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity	572	-
Transfers from/(to) loans to/(from) foreclosed assets held-for-sale	(82)	437
Transfers from/(to) loans to/(from) loans held-for-sale, net	(205)	(12,798)
Transfers from premises and equipment to other assets held-for-sale	-	633
Right-of-use asset	-	50
Lease liability	-	50

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

For additional information and disclosures required under U.S. GAAP, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

In the opinion of management, the consolidated balance sheets as of March 31, 2023 and December 31, 2022 and the related consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in shareholders’ equity for the three months ended March 31, 2023 and 2022 and consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature. Certain reclassifications have been made to the 2022 financial statements to conform to the 2023 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after March 31, 2023 through the date these consolidated financial statements were issued.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022, and the notes included therein, included within the Company’s Annual Report filed on Form 10-K.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for credit losses. Management believes that the allowance for credit losses at  March 31, 2023 is adequate and reasonable to cover incurred and expected losses. Given the subjective nature of identifying and estimating loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB). Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained. On occasion, the Company may transfer loans from the loan portfolio to loans HFS. Under these circumstances, pricing may be obtained from other entities and the residential mortgage loans are transferred at the lower of cost or market value and simultaneously sold. For other loans transferred to HFS, pricing may be obtained from other entities or modeled and the other loans are transferred at the lower of cost or market value and then sold. As of  March 31, 2023 and December 31, 2022, loans classified as HFS consisted of residential mortgage loans.

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

Foreclosed assets held-for-sale includes other real estate acquired through foreclosure (ORE) and may, from time-to-time, include repossessed assets such as automobiles. ORE is carried at the lower of cost (principal balance at date of foreclosure) or fair value less estimated cost to sell. Any write-downs at the date of foreclosure are charged to the allowance for credit losses. Expenses incurred to maintain ORE properties, subsequent write downs to the asset’s fair value, any rental income received and gains or losses on disposal are included as components of other real estate owned expense in the consolidated statements of income.

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

Goodwill is recorded on the consolidated balance sheets as the excess of liabilities assumed over identifiable assets acquired on the acquisition date. Goodwill is recorded at its net carrying value which represents estimated fair value. Goodwill is tested for impairment on at least an annual basis. There was no goodwill impairment as of  March 31, 2023 and December 31, 2022. Other acquired intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives and subject to periodic impairment testing.

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

On January 1, 2023, the Company adopted ASU 2016-13 and all of the subsequent amendments using the modified-retrospective approach and recorded a cumulative-effect adjustment to retained earnings. The change in this accounting guidance could require the Company to record loan losses more rapidly. The Company has engaged the services of a qualified third-party service provider to assist management in estimating credit allowances under this standard. Starting in the 3rd quarter of 2022, the Company ran its CECL model parallel to the current allowance for loan losses calculation to gain a better understanding of the effects of the change. During the fourth quarter of 2022, a third-party service provider ran a model validation with no substantial findings. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $1.3 million as of January 1, 2023 for the cumulative effect of adopting ASC 326. The transition adjustment includes a $0.5 million decrease for the allowance for credit losses on loans (ACL) and a $0.8 million decrease for the reserve for unfunded commitments, net of deferred tax. The Company has also run a CECL analysis on its held-to-maturity investment securities as of March 31, 2023 and the estimated CECL reserve is immaterial. While the CECL model does not apply to available-for-sale securities, the ASU does require companies to record an allowance when recognizing credit losses for available-for-sale securities with unrealized losses, rather than reduce the amortized cost of the securities by direct write-offs. The guidance will require companies to recognize improvements to estimated credit losses immediately in earnings rather than in interest income over time.

The Company adopted the provisions of ASC 326 related to financial assets purchased with credit deterioration (PCD) that were previously classified as purchased credit impaired (PCI) and accounted for under ASC 310-30 using the prospective transition approach. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2023, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $0.1 million of the ACL.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments in this update also require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. The amendments in this update were effective for the Company upon adoption of ASU 2016-13. The amendments in this update should be applied prospectively, except as provided in the next sentence. For the transition method related to the recognition and measurement of TDRs, the Company has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company adopted ASU 2022-02 on January 1, 2023 and the adoption required additional quantitative and qualitative disclosures. There was not any significant effect on the Company's financial statements.

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

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848. The amendments in this update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company expects to apply the amendments prospectively for applicable loan and other contracts within the effective period of ASU 2022-06. As of  March 31, 2023, the Company had approximately $35 million in loans with rates tied to LIBOR. The Company is working on modifying each of these existing contracts.

3. Accumulated other comprehensive income

The following tables illustrate the changes in accumulated other comprehensive income by component and the details about the components of accumulated other comprehensive income as of and for the periods indicated:

As of and for the three months ended March 31, 2023
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(53,624)	$(17,528)	$(71,152)

Other comprehensive gain before reclassifications, net of tax	7,761	452	8,213
Amounts reclassified from accumulated other comprehensive income, net of tax	1	-	1
Net current-period other comprehensive gain	7,762	452	8,214
Ending balance	$(45,862)	$(17,076)	$(62,938)

As of and for the three months ended March 31, 2022
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$179	$-	$179

Other comprehensive loss before reclassifications, net of tax	(42,676)	-	(42,676)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-	-
Net current-period other comprehensive loss	(42,676)	-	(42,676)
Ending balance	$(42,497)	$-	$(42,497)

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated		Affected line item in the statement
(dollars in thousands)	other comprehensive income		where net income is presented
	For the three months
	ended March 31,
	2023	2022

Unrealized gains (losses) on AFS debt securities	$(1)	$-	Gain (loss) on sale of investment securities
Income tax effect	-	-	Provision for income taxes
Total reclassifications for the period	$(1)	$-	Net income

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

The Company did not record any allowance for credit losses on its available-for-sale or held-to-maturity securities. The amortized cost and fair value of investment securities at  March 31, 2023 and December 31, 2022 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
March 31, 2023
Held-to-maturity securities:
Agency - GSE	$80,572	$-	$(7,726)	$72,846
Obligations of states and political subdivisions	142,540	-	(21,135)	121,405

Total held-to-maturity securities	$223,112	$-	$(28,861)	$194,251

Available-for-sale debt securities:
Agency - GSE	$31,108	$-	$(3,958)	$27,150
Obligations of states and political subdivisions	174,418	5	(20,634)	153,789
MBS - GSE residential	243,942	-	(33,467)	210,475

Total available-for-sale debt securities	$449,468	$5	$(58,059)	$391,414

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2022
Held-to-maturity securities:
Agency - GSE	$80,306	$-	$(9,243)	$71,063
Obligations of states and political subdivisions	142,438	-	(26,221)	116,217

Total held-to-maturity securities	$222,744	$-	$(35,464)	$187,280

Available-for-sale debt securities:
Agency - GSE	$36,076	$-	$(4,543)	$31,533
Obligations of states and political subdivisions	197,935	501	(26,542)	171,894
MBS - GSE residential	254,730	-	(37,295)	217,435

Total available-for-sale debt securities	$488,741	$501	$(68,380)	$420,862

The amortized cost and fair value of debt securities at  March 31, 2023 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
Due in one year or less	$-	$-
Due after one year through five years	9,818	9,182
Due after five years through ten years	74,339	66,907
Due after ten years	138,955	118,162
Total held-to-maturity securities	$223,112	$194,251

Available-for-sale securities:
Debt securities:
Due in one year or less	$-	$-
Due after one year through five years	20,963	18,959
Due after five years through ten years	37,944	32,248
Due after ten years	146,619	129,732

MBS - GSE residential	243,942	210,475
Total available-for-sale debt securities	$449,468	$391,414

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

Securities pledged at March 31, 2023 had a carrying amount of $409.7 million and were pledged to secure public deposits and trust client deposits.

The following table presents the fair value and gross unrealized losses of debt securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of  March 31, 2023 and December 31, 2022:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

March 31, 2023
Agency - GSE	$-	$-	$99,996	$(11,684)	$99,996	$(11,684)
Obligations of states and political subdivisions	19,043	(1,317)	254,498	(40,452)	273,541	(41,769)
MBS - GSE residential	7,208	(380)	203,267	(33,087)	210,475	(33,467)
Total	$26,251	$(1,697)	$557,761	$(85,223)	$584,012	$(86,920)
Number of securities	45		390		435

December 31, 2022
Agency - GSE	$9,285	$(377)	$93,312	$(13,409)	$102,597	$(13,786)
Obligations of states and political subdivisions	170,484	(26,928)	112,353	(25,835)	282,837	(52,763)
MBS - GSE residential	61,803	(6,018)	155,632	(31,277)	217,435	(37,295)
Total	$241,572	$(33,323)	$361,297	$(70,521)	$602,869	$(103,844)
Number of securities	272		213		485

The Company had 435 debt securities in an unrealized loss position at  March 31, 2023, including 46 agency-GSE securities, 136 MBS – GSE residential securities and 253 municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at  March 31, 2023: 10.46% for agency - GSE, 13.72% for total MBS-GSE residential; and 13.25% for municipals. Management has no intent to sell any securities in an unrealized loss position as of  March 31, 2023.

The Company reassessed classification of certain investments and effective April 1, 2022, the Company transferred agency and municipal investment securities with a book value of $245.5 million from available-for-sale to held-to-maturity. The securities were transferred at their amortized cost basis, net of any remaining unrealized gain or loss reported in accumulated other comprehensive income. The market value of the securities on the date of the transfer was $221.7 million, after netting unrealized losses totaling $18.9 million. The $18.9 million, net of deferred taxes, will be accreted into other comprehensive income over the life of the bonds. The allowance for credit losses on these securities was evaluated under the accounting policy for HTM debt securities.

Unrealized losses on available-for-sale securities have not been recognized into income because management believes the cause of the unrealized losses is related to changes in interest rates and is not directly related to credit quality. Quarterly, management conducts a formal review of investment securities to assess whether the fair value of a debt security is less than its amortized cost as of the balance sheet date. An allowance for credit losses has not been recognized on these securities in an unrealized loss position because: (1) the entity does not intend to sell the security; (2) more likely than not the entity will not be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is sufficient to recover the entire amortized cost. The issuer(s) continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bond(s) approach maturity.

The Company has U.S. agency bonds and municipal securities classified as held-to-maturity. Management estimated no credit loss reserve will be necessary for agency bonds HTM given the strong credit history of GSE and other U.S. agency issued bonds and the involvement of the U.S. government. For municipal securities HTM, the Company utilized a third-party model to analyze whether a credit loss reserve is needed for these bonds. The amount of credit loss reserve calculated using this model was immaterial to the Company's financial statements, therefore no reserve was recorded, but the Company will continue to evaluate these securities on a quarterly basis.

The Company’s other than temporary impairment (OTTI)/credit impairment evaluation process also follows the guidance set forth in topics related to debt securities. The guidance set forth in the pronouncements require the Company to take into consideration current market conditions, fair value in relationship to cost, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectability of debt securities, the ability and intent to hold investments until a recovery of fair value which may be to maturity and other factors when evaluating for the existence of OTTI. The guidance requires that if OTTI exists, a contra-asset is recorded for the OTTI on both HTM and AFS securities, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

For all debt securities, as of  March 31, 2023, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and nor any conditions were identified by management that, more likely than not, would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5. Loans and leases

The classifications of loans and leases at  March 31, 2023 and December 31, 2022 are summarized as follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
Commercial and industrial:
Commercial	$136,966	$166,491
Municipal	110,092	67,987
Commercial real estate:
Non-owner occupied	310,289	316,867
Owner occupied	282,200	270,810
Construction	33,192	18,941
Consumer:
Home equity installment	59,461	59,118
Home equity line of credit	49,928	52,568
Auto loans - Recourse	12,207	12,929
Auto loans - Non-recourse	125,051	114,909
Direct finance leases	33,905	33,223
Other	13,181	11,709
Residential:
Real estate	417,026	398,136
Construction	45,322	42,232
Total	1,628,820	1,565,920
Less:
Allowance for credit losses on loans	(17,910)	(17,149)
Unearned lease revenue	(1,821)	(1,746)
Loans and leases, net	$1,609,089	$1,547,025

Total unamortized net costs and premiums included in loan totals were as follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
Net unamortized fair value mark discount on acquired loans	$(8,037)	$(9,064)
Net unamortized deferred loan origination costs	4,775	4,630
Total	$(3,262)	$(4,434)

Based on the adoption of ASU 2016-13, the Company updated the segmentation of its loan and lease portfolio to ensure that the risk characteristics within these segments were as similar as possible with financial asset type and collateral type as the primary factors used in this evaluation. Consequently, management decided to create a new segment called “Municipal”, which are loans and leases to states and political subdivisions in the U.S. based on the unique risk characteristics of this segment as expected credit losses are minimal. Additionally, the previous segment of “Auto Loans”, which included direct auto loans, indirect non-recourse auto loans, and indirect recourse auto loans, was broken out between “Auto Loans-Recourse” and “Auto Loans-Non-recourse” as substantially all the recourse portfolio is to a high credit quality dealer with the guaranty of the dealership and high net worth principal. Direct auto loans were included in the “Consumer Other” segment. The classifications of loans and leases at December 31, 2022 were modified retroactively to enhance comparability between periods.

The Company excludes accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of March 31, 2023 and December 31, 2022, accrued interest receivable for loans totaled $5.3 million and $4.5 million, respectively, and is included in accrued interest receivable line in the consolidated balance sheets and is excluded from the estimate of credit losses.

Direct finance leases include the lease receivable and the guaranteed lease residual. Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease. Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The approximate unpaid principal balance of mortgages serviced for others amounted to $467.7 million as of  March 31, 2023 and $465.7 million as of December 31, 2022. Mortgage servicing rights amounted to $1.5 million and $1.6 million as of  March 31, 2023 and December 31, 2022, respectively.

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

Non-accrual loans

Non-accrual loans and loans past due over 89 days still accruing, segregated by class, at  March 31, 2023 and December 31, 2022, were as follows:

(dollars in thousands)	Nonaccrual With No Allowance for Credit Loss	Nonaccrual With Allowance for Credit Loss	Total Nonaccrual	Loans Past Due Over 89 Days Still Accruing
At March 31, 2023
Commercial and industrial:
Commercial	$620	$119	$739	$-
Municipal	-	-	-	-
Commercial real estate:
Non-owner occupied	143	168	311	-
Owner occupied	1,472	476	1,948	-
Consumer:
Home equity installment	-	-	-	-
Home equity line of credit	75	-	75	-
Auto loans - Recourse	11	-	11	-
Auto loans - Non-recourse	120	50	170	-
Direct finance leases	-	-	-	17
Other	2	-	2	-
Residential:
Real estate	86	-	86	-
Total	$2,529	$813	$3,342	$17

(dollars in thousands)	Nonaccrual With No Allowance for Credit Loss	Nonaccrual With Allowance for Credit Loss	Total Nonaccrual	Loans Past Due Over 89 Days Still Accruing
At December 31, 2022
Commercial and industrial:
Commercial	$580	$139	$719	$-
Municipal	-	-	-	-
Commercial real estate:
Non-owner occupied	168	215	383	-
Owner occupied	716	350	1,066	-
Consumer:
Home equity installment	-	-	-	-
Home equity line of credit	211	-	211	-
Auto loans - Recourse	135	18	153	-
Auto loans - Non-recourse	-	-	-	16
Direct finance leases	-	-	-	17
Other	-	-	-	-
Residential:
Real estate	3	-	3	-
Total	$1,813	$722	$2,535	$33

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

Loan modifications to borrowers experiencing financial difficulty

Occasionally, the Company modifies loans to borrowers in financial distress by providing lower interest rates below the market rate, temporary interest-only payment periods, term extensions at interest rates lower than the current market rate for new debt with similar risk and/or converting revolving credit lines to term loans. The Company typically does not forgive principal when modifying loans.

In some cases, the Company provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as lowering the interest rate, may be granted. For the loans included in the "combination" columns below, multiple types of modifications have been made on the same loan within the current reporting period.

The following table presents the amortized cost basis of loans at  March 31, 2023 that were both experiencing financial difficulty and modified during the three months ended March 31, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Loans modified for the three months ended:
(dollars in thousands)	March 31, 2023
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Commercial real estate:
Non-owner occupied	$-	$-	$65	$3,261	$-	$-	1.07%
Total	$-	$-	$65	$3,261	$-	$-

The Company has not committed to lend additional amounts to the borrowers included in the previous table.

Loans modified to borrowers experiencing financial difficulty are closely monitored to understand the effectiveness of its modification efforts. None of the loans that have been modified in the last 12 months to borrowers experiencing financial difficulty were past due at March 31, 2023.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2023:

(dollars in thousands)	March 31, 2023
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Months)

Commercial real estate:
Non-owner occupied	$-	6.13%	6
Total	$-	6.13%	6

There were no loans that had a payment default during the three months ended March 31, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loans (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The allowance for credit losses (ACL) may be increased, adjustments may be made in the allocation of the ACL or partial charge-offs may be taken to further write-down the carrying value of the loan.

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

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
March 31, 2023	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial:
Commercial	$30	10	739	$779	$136,187	$136,966		$-
Municipal	-	-	-	-	110,092	110,092
Commercial real estate:
Non-owner occupied	-	-	311	311	309,978	310,289		-
Owner occupied	-	-	1,948	1,948	280,252	282,200		-
Construction	-	-	-	-	33,192	33,192		-
Consumer:
Home equity installment	167	55	-	222	59,239	59,461		-
Home equity line of credit	16	-	75	91	49,837	49,928		-
Auto loans - Recourse	46	5	11	62	12,145	12,207		-
Auto loans - Non-recourse	341	43	170	554	124,497	125,051		-
Direct finance leases	102	-	17	119	31,965	32,084	(2)	17
Other	7	5	2	14	13,167	13,181		-
Residential:
Real estate	22	-	86	108	416,918	417,026		-
Construction	-	-	-	-	45,322	45,322		-
Total	$731	$118	$3,359	$4,208	$1,622,791	$1,626,999		$17

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.8 million. (3) Includes net deferred loan costs of $4.8 million.

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2022	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial
Commercial	$-	$-	$719	$719	$165,772	$166,491		$-
Municipal	-	-	-	-	67,987	67,987		-
Commercial real estate:
Non-owner occupied	-	-	383	383	316,484	316,867		-
Owner occupied	42	-	1,066	1,108	269,702	270,810		-
Construction	-	-	-	-	18,941	18,941		-
Consumer:
Home equity installment	239	-	-	239	58,879	59,118		-
Home equity line of credit	110	151	211	472	52,096	52,568		-
Auto loans - Recourse	152	115	11	278	12,651	12,929		-
Auto loans - Non-recourse	411	86	158	655	114,254	114,909		16
Direct finance leases	186	-	17	203	31,274	31,477	(2)	17
Other	12	7	-	19	11,690	11,709		-
Residential:
Real estate	-	327	3	330	397,806	398,136		-
Construction	-	-	-	-	42,232	42,232		-
Total	$1,152	$686	$2,568	$4,406	$1,559,768	$1,564,174		$33

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.7 million. (3) Includes net deferred loan costs of $4.6 million.

Pre-Adoption of ASC 326 - Impaired loans

For periods prior to the adoption of CECL, loans were considered impaired when, based on current information and events; it was probable that the Company would be unable to collect the payments in accordance with the contractual terms of the loan. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting payments when due. The significance of payment delays and/or shortfalls was determined on a case-by-case basis. All circumstances surrounding the loan were considered. Such factors include the length of the delinquency, the underlying reasons and the borrower’s prior payment record. Impairment was measured on these loans on a loan-by-loan basis. Impaired loans included non-accrual loans, TDRs and other loans deemed to be impaired based on the aforementioned factors.

Impaired loans, segregated by class, as of December 31, 2022 prior to the adoption of CECL are detailed below:

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

At December 31, 2022, impaired loans totaled $3.9 million consisting of $1.4 million in accruing TDRs and $2.5 million in non-accrual loans. The non-accrual loans included one TDR totaling $0.2 million as of December 31, 2022.

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

Average recorded investment refers to the two quarter average of impaired loans preceding the reporting period.

	March 31, 2022
			Cash basis
	Average	Interest	interest
	recorded	income	income
(dollars in thousands)	investment	recognized	recognized

Commercial and industrial	$272	$-	$-
Commercial real estate:
Non-owner occupied	2,302	46	-
Owner occupied	2,001	27	-
Construction	-	-	-
Consumer:
Home equity installment	16	-	-
Home equity line of credit	157	-	-
Auto loans	70	1	-
Direct finance leases	-	-	-
Other	-	-	-
Residential:
Real estate	564	25	-
Construction	-	-	-
Total	$5,382	$99	$-

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

These loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement. That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information and other information specific to each individual borrower. Upon review, the commercial loan credit risk grade is revised or reaffirmed. The credit risk grades may be changed at any time management feels an upgrade or downgrade may be warranted.

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

Substandard

Loans in this category are graded a seven and have a well-defined weakness which may jeopardize the ultimate collectability of the debt. The collateral pledged may be lacking in quality or quantity. Financial statements may indicate insufficient cash flow to service the debt; and/or do not reflect a sound net worth. The payment history indicates chronic delinquency problems. Management is weak. There is a distinct possibility that the Company may sustain a loss. All loans on non-accrual are rated substandard. Other loans that are included in the substandard category can be accruing, as well as loans that are current or past due. Loans 90 days or more past due, unless otherwise fully supported, are classified substandard. Also, borrowers that are bankrupt or have loans categorized as modifications experiencing financial difficulty can be graded substandard.

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

The following tables present loans including $4.8 million and $4.6 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of  March 31, 2023 and December 31, 2022, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

As of March 31, 2023

(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk Rating
Pass	$3,619	$25,468	$27,091	$9,752	$9,257	$14,888	$44,165	$-	$134,240
Special Mention	-	124	-	-	-	-	68	-	192
Substandard	-	188	17	-	74	334	1,921	-	2,534
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	$3,619	$25,780	$27,108	$9,752	$9,331	$15,222	$46,154	$-	$136,966
Commercial and industrial:
Current period gross write-offs	$-	$-	$150	$20	$-	$-	$-	$-	$170
Commercial and industrial - municipal
Risk Rating
Pass	$36,815	$20,553	$17,295	$13,568	$1,453	$20,408	$-	$-	$110,092
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial - municipal	$36,815	$20,553	$17,295	$13,568	$1,453	$20,408	$-	$-	$110,092
Commercial and industrial - municipal:
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied
Risk Rating
Pass	$3,134	$36,530	$78,399	$47,199	$19,616	$102,174	$8,950	$-	$296,002
Special Mention	-	65	1,076	335	497	2,207	40	-	4,220
Substandard	-	-	-	278	87	9,702	-	-	10,067
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	$3,134	$36,595	$79,475	$47,812	$20,200	$114,083	$8,990	$-	$310,289
Commercial real estate - non-owner occupied:
Current period gross write-offs	$-	$-	$-	$-	$-	$32	$-	$-	$32
Commercial real estate - owner occupied
Risk Rating
Pass	$4,028	$54,840	$49,269	$30,495	$25,025	$89,390	$14,588	$-	$267,635
Special Mention	-	29	899	28	-	308	125	-	1,389
Substandard	1,412	-	350	-	-	10,779	635	-	13,176
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	$5,440	$54,869	$50,518	$30,523	$25,025	$100,477	$15,348	$-	$282,200
Commercial real estate - owner occupied:
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - construction
Risk Rating
Pass	$699	$23,405	$3,743	$-	$-	$2,335	$3,010	$-	$33,192
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - construction	$699	$23,405	$3,743	$-	$-	$2,335	$3,010	$-	$33,192
Commercial real estate - construction:
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

As of March 31, 2023

(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Home equity installment
Payment performance
Performing	$3,077	$20,132	$11,323	$9,740	$4,370	$10,819	$-	$-	$59,461
Non-performing	-	-	-	-	-	-	-	-	-
Total home equity installment	$3,077	$20,132	$11,323	$9,740	$4,370	$10,819	$-	$-	$59,461
Home equity installment
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Home equity line of credit
Payment performance
Performing	$-	$-	$-	$-	$-	$-	$39,325	$10,528	$49,853
Non-performing	-	-	-	-	-	-	75	-	75
Total home equity line of credit	$-	$-	$-	$-	$-	$-	$39,400	$10,528	$49,928
Home equity line of credit
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Auto loans - recourse
Payment performance
Performing	$914	$2,778	$4,045	$2,763	$1,254	$442	$-	$-	$12,196
Non-performing	-	-	-	-	-	11	-	-	11
Total auto loans - recourse	$914	$2,778	$4,045	$2,763	$1,254	$453	$-	$-	$12,207
Auto loans - recourse
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Auto loans - non-recourse
Payment performance
Performing	$21,786	$54,393	$23,818	$12,427	$7,654	$4,803	$-	$-	$124,881
Non-performing	-	-	75	65	22	8	-	-	170
Total auto loans - non-recourse	$21,786	$54,393	$23,893	$12,492	$7,676	$4,811	$-	$-	$125,051
Auto loans - non-recourse
Current period gross write-offs	$-	$-	$25	$14	$10	$-	$-	$-	$49
Direct finance leases (1)
Payment performance
Performing	$3,804	$15,952	$10,157	$3,465	$454	$56	$-	$-	$33,888
Non-performing	-	-	17	-	-	-	-	-	17
Total direct finance leases	$3,804	$15,952	$10,174	$3,465	$454	$56	$-	$-	$33,905
Direct finance leases
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer - other
Payment performance
Performing	$2,874	$4,102	$2,078	$1,045	$792	$1,034	$1,254	$-	$13,179
Non-performing	-	-	-	-	-	2	-	-	2
Total consumer - other	$2,874	$4,102	$2,078	$1,045	$792	$1,036	$1,254	$-	$13,181
Consumer - other
Current period gross write-offs	$3	$30	$3	$3	$8	$5			$52
Residential real estate
Payment performance
Performing	$17,499	$61,113	$132,880	$52,928	$31,437	$121,083	$-	$-	$416,940
Non-performing	-	-	-	-	-	86	-	-	86
Total residential real estate	$17,499	$61,113	$132,880	$52,928	$31,437	$121,169	$-	$-	$417,026
Residential real estate
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential - construction
Payment performance
Performing	$742	$24,663	$14,576	$4,471	$428	$442	$-	$-	$45,322
Non-performing	-	-	-	-	-	-	-	-	-
Total residential - construction	$742	$24,663	$14,576	$4,471	$428	$442	$-	$-	$45,322
Residential - construction
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

(1)Net of unearned lease revenue of $1.8 million.

Commercial credit exposure

Credit risk profile by creditworthiness category

	December 31, 2022
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total

Commercial and industrial	$231,614	$229	$2,635	$-	$234,478
Commercial real estate - non-owner occupied	301,386	4,227	11,254	-	316,867
Commercial real estate - owner occupied	255,921	803	14,086	-	270,810
Commercial real estate - construction	18,941	-	-	-	18,941
Total commercial	$807,862	$5,259	$27,975	$-	$841,096

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

	December 31, 2022
(dollars in thousands)	Performing	Non-performing	Total

Consumer
Home equity installment	$59,118	$-	$59,118
Home equity line of credit	52,357	211	52,568
Auto loans	131,767	169	131,936
Direct finance leases (2)	31,460	17	31,477
Other	7,611	-	7,611
Total consumer	282,313	397	282,710
Residential
Real estate	398,133	3	398,136
Construction	42,232	-	42,232
Total residential	440,365	3	440,368
Total consumer & residential	$722,678	$400	$723,078

(2)Net of unearned lease revenue of $1.7 million.

Collateral dependent loans

Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and collateral dependent, financial loans where we have determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and we expect repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. The following table presents the individually evaluated, collateral dependent loans as of March 31, 2023:

(dollars in thousands)	Real Estate	Other	Total Collateral-Dependent Non-Accrual Loans
At March 31, 2023
Commercial and industrial:
Commercial	$-	$739	$739
Municipal	-	-	-
Commercial real estate:
Non-owner occupied	310	-	310
Owner occupied	1,948	-	1,948
Consumer:
Home equity installment	-	-	-
Home equity line of credit	75	-	75
Auto loans - Recourse	-	11	11
Auto loans - Non-recourse	-	171	171
Direct finance leases	-	-	-
Other	-	2	2
Residential:
Real estate	86	-	86
Total	$2,419	$923	$3,342

Allowance for credit losses

Management continually evaluates the credit quality of the Company’s loan portfolio and performs a formal review of the adequacy of the allowance for credit losses (ACL) on a quarterly basis. The allowance reflects management’s best estimate of the amount of credit losses in the loan portfolio. When estimating the net amount expected to be collected, management considers the effects of past events, current conditions, and reasonable and supportable forecasts of the collectability of the Company’s financial assets. Those estimates may be susceptible to significant change. Credit losses are charged directly against the allowance when loans are deemed to be uncollectible. Recoveries from previously charged-off loans are added to the allowance when received.

The methodology to analyze the adequacy of the ACL is based on seven primary components:

●

Data: The quality of the Company’s data is critically important as a foundation on which the ACL estimate is generated. For its estimate, the Company uses both internal and external data with a preference toward internal data where possible. Data is complete, accurate, and relevant, and subjected to appropriate governance and controls.

●	Segmentation: Financial assets are segmented based on similar risk characteristics.
●

Contractual term of financial assets: The contractual term of financial assets is a significant driver of ACL estimates. Financial assets or pools of financial assets with shorter contractual maturities typically result in a lower reserve than those with longer contractual maturities. As the average life of a financial asset or pool of assets increases, there generally is a corresponding increase to the ACL estimate because the likelihood of default is considered over a longer time frame. As such, pool-based assumptions for a pool’s contractual term (i.e., average life) are based on the contractual maturity of the financial assets within the pool and adjusted in accordance with GAAP, if appropriate.

●

Credit loss measurement method: Multiple measurement methods for estimating ACLs are allowable per ASC Topic 326. The Company applies different estimation methods to different groups of financial assets. The discounted cash flow method is used for the Commercial & Industrial, Commercial Real Estate Non Owner Occupied, Commercial Real Estate Owner Occupied, Commercial Construction, Home Equity Installment Loan, Home Equity Line of Credit, Residential Real Estate, and Residential Construction pools. The weighted average remaining maturity (WARM) method is used for the Municipal, Non-Recourse Auto, Recourse Auto, Direct Finance Lease, and Consumer Other pools.

●

Reasonable and supportable forecasts: ASC Topic 326 requires Management to consider reasonable and supportable forecasts that affect expected collectability of financial assets. As such, the Company’s forecasts incorporate anticipated changes in the economic environment that may affect credit loss estimates over a time horizon when Management can reasonably support and document expectations. Forward-looking information may reflect positive or negative expectations relative to the current environment. As of the reporting date, management is using the median Federal Open Market Committee (FOMC) National Gross Domestic Product (GDP) and Unemployment Rate forecasts as well as the Federal Housing Finance Agency (FHFA) House Price Index (HPI) for its reasonable and supportable forecasts. The Company currently uses a 12 month (4 quarter) reasonable and supportable forecast period.

●

Reversion period: ASC Topic 326 does not require Management to estimate a reasonable and supportable forecast for the entire contractual life of financial assets. Management may apply reversion techniques for the contractual life remaining after considering the reasonable and supportable forecast period, which allows Management to apply a historical loss rate to latter periods of the financial asset’s life. The Company currently uses a 12 month (4 quarter) straight-line reversion period.

●	Qualitative factor adjustments: The Company’s ACL estimate considers all significant factors relevant to the expected collectability of its financial assets as of the reporting date; Qualitative factors reflect the impact of conditions not captured elsewhere, such as the historical loss data or within the economic forecast. The qualitative considerations can be captured directly within measurement models or as additional components in the overall ACL methodologies. Currently, the Company uses the following qualitative factors:

o	levels of and trends in delinquencies and non-accrual loans;
o	levels of and trends in charge-offs and recoveries;
o	trends in volume and terms of loans;
o	changes in risk selection and underwriting standards;
o	changes in lending policies and legal and regulatory requirements;
o	experience, ability and depth of lending management;
o	national and local economic trends and conditions;
o	changes in credit concentrations; and
o	changes in underlying collateral.

Assets are evaluated on a collective (or pool) basis or individually, as applicable consistent with ASC Topic 326. In accordance with ASC Topic 326, the Company will evaluate individual instruments for expected credit losses when those instruments do not share similar risk characteristics with instruments evaluated using a collective (pooled) basis. In contrast to legacy accounting standards, this criterion is broader than the “impairment” concept as management may evaluate assets individually even when no specific expectation of collectability is in place. Instruments will not be included in both collective and individual analysis. Individual analysis will establish a specific reserve for instruments in scope.

For individually evaluated assets, an ACL is determined separately for each financial asset. Management therefore measures the expected credit losses based on an appropriate method per ASC Subtopic 326-20, similar to collectively evaluated financial assets. As of the reporting date, the Company is using the collateral and cash flow methods.

ASC Topic 326 defines a collateral-dependent asset as a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower, based on Management’s assessment, is experiencing financial difficulty. The ACL for a collateral-dependent loan is measured using the fair value of collateral, regardless of whether foreclosure is probable. The fair value of collateral must be adjusted for estimated costs to sell if repayment or satisfaction of the asset depends on the sale of the collateral. If repayment is dependent only on the operation of the collateral, and not on the sale of the collateral, the fair value of the collateral would not be adjusted for estimated costs to sell. If the fair value of the collateral, adjusted for costs to sell if applicable, is less than the amortized cost basis of the collateral-dependent asset, the difference is recorded as an ACL.

The Company’s policy is to charge-off unsecured consumer loans when they become 90 days or more past due as to principal and interest. In the other portfolio segments, amounts are charged-off at the point in time when the Company deems the balance, or a portion thereof, to be uncollectible.

If the individually evaluated asset is determined to not be collateral dependent, the ACL is measured based on the expected cash flows. This measurement is based on the amount and timing of cash flows; the effective interest rate (EIR) used to discount the cash flows; and the basis for the determination of cash flows, including consideration of past events, current conditions, and reasonable and supportable forecasts about the future. These cash flows are discounted back by the EIR and compared to the amortized cost basis of the asset. If the present value of cash flows is less than the amortized cost, an ACL is recorded. When the present value of cash flows is equal to or greater than the amortized cost, no ACL is recorded.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies.

A key control related to the allowance is the Company’s Special Assets Committee. This committee meets quarterly, and the applicable lenders discuss each relationship under review and reach a consensus on the appropriate estimated loss amount, if applicable, based on current accounting guidance. The Special Assets Committee’s focus is on ensuring the pertinent facts are considered regarding not only loans considered for specific reserves, but also the collectability of loans that may be past due in payment. The assessment process also includes the review of all loans on a non-accruing basis as well as a review of certain loans to which the lenders or the Company’s Credit Administration function have assigned a criticized or classified risk rating.

Information related to the change in the allowance and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the three months ended March 31, 2023
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,924	$7,162	$2,827		$4,169	$67	$17,149
Impact of adopting ASC 326	278	756	(547)		198	(67)	618
Initial allowance on loans purchased with credit deterioration	-	126	-		-	-	126
Charge-offs	(170)	(32)	(101)		-	-	(303)
Recoveries	20	39	72		9	-	140
Provision (credit) for loan losses	(502)	106	197		307	72	180
Ending balance	$2,550	$8,157	$2,448		$4,683	$72	$17,910
Ending balance: individually evaluated	$42	$202	$5		$-	$-	$249
Ending balance: collectively evaluated	$2,508	$7,955	$2,443		$4,683	$72	$17,661
Loans Receivables:
Ending balance (2)	$247,057	$625,682	$291,912	(1)	$462,348	$-	$1,626,999
Ending balance: individually evaluated	$772	$7,198	$259		$474	$-	$8,703
Ending balance: collectively evaluated	$246,285	$618,484	$291,653		$461,874	$-	$1,618,296

(1) Net of unearned lease revenue of $1.8 million. (2) Includes $4.8 million of net deferred loan costs.

As of and for the year ended December 31, 2022
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,204	$7,422	$2,404		$3,508	$86	$15,624
Charge-offs	(371)	(67)	(377)		-	-	(815)
Recoveries	11	153	74		2	-	240
Provision	1,080	(346)	726		659	(19)	2,100
Ending balance	$2,924	$7,162	$2,827		$4,169	$67	$17,149
Ending balance: individually evaluated for impairment	$48	$112	$1		$-	$-	$161
Ending balance: collectively evaluated for impairment	$2,876	$7,050	$2,826		$4,169	$67	$16,988
Loans Receivables:
Ending balance (2)	$234,478	$606,618	$282,710	(1)	$440,368	$-	$1,564,174
Ending balance: individually evaluated for impairment	$719	$2,782	$364		$3	$-	$3,868
Ending balance: collectively evaluated for impairment	$233,759	$603,836	$282,346		$440,365	$-	$1,560,306

(1) Net of unearned lease revenue of $1.7 million. (2) Includes $4.6 million of net deferred loan costs.

As of and for the three months ended March 31, 2022
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,204	$7,422	$2,404	$3,508	$86	$15,624
Charge-offs	-	(1)	(94)	-	-	(95)
Recoveries	2	9	14	2	-	27
Provision	574	(608)	223	341	(5)	525
Ending balance	$2,780	$6,822	$2,547	$3,851	$81	$16,081

Unfunded commitments

In accordance with ASC Topic 326, the Company estimates expected credit losses for off-balance-sheet credit exposures over the contractual period during which the Company is exposed to credit risk. The estimate of expected credit losses takes into consideration the likelihood that funding will occur (i.e., funding rate) as well as the amount expected to be collected over the estimated remaining contractual term of the off-balance-sheet credit exposures (i.e., loss rate). The Company does not record an estimate of expected credit losses for off-balance-sheet exposures that are unconditionally cancellable. On a quarterly basis, Management evaluates expected credit losses for off-balance-sheet credit exposures.

The Company's allowance for credit losses on unfunded commitments is recognized as a liability on the consolidated balance sheets, with adjustments to the reserve recognized in the provision for credit losses on unfunded commitments on the consolidated statements of income. The Company's activity in the allowance for credit losses on unfunded commitments for the period was as follows:

(dollars in thousands)	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Beginning balance	$49	$63
Impact of adopting ASC 326	1,060	-
Provision (credit) for loan losses	225	(11)
Ending balance	$1,334	$52

Direct finance leases

The Company originates direct finance leases through two automobile dealerships. The carrying amount of the Company’s lease receivables, net of unearned income, was $7.5 million and $7.9 million as of  March 31, 2023 and December 31, 2022, respectively. The residual value of the direct finance leases is fully guaranteed by the dealerships. Residual values amounted to $24.5 million and $23.6 million at  March 31, 2023 and December 31, 2022, respectively, and are included in the carrying value of direct finance leases.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2023	$8,830
2024	10,916
2025	11,117
2026	2,750
2027	208
2028 and thereafter	27
Total future minimum lease payments receivable	33,848
Less: Unearned income	(1,821)
Undiscounted cash flows to be received	$32,027

6. Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards. The Company maintains one active share-based compensation plan that may generate additional potentially dilutive common shares. For granted and unexercised stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued SSARs were exercised and converted into common stock. As of the three months ended March 31, 2023, there was 20,188 potentially dilutive shares related to issued and unexercised SSARs compared to 23,299 for the same 2022 period, respectively. The calculation did not include 46,423 weighted average unexercised SSARs that could potentially dilute earnings per share but their effect was antidilutive as of the three months ended  March 31, 2023. For restricted stock, dilution would occur from the Company’s previously granted but unvested shares. There was 22,292 potentially dilutive shares related to unvested restricted share grants as of the three months ended March 31, 2023 compared to 15,246 for the same 2022 period, respectively.  The calculation did not include 14,622 weighted average unvested restricted shares that could potentially dilute earnings per share but their effect was antidilutive as of the three months ended  March 31, 2023.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended March 31,
	2023	2022
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$7,040	$7,522
Weighted-average common shares outstanding	5,649,623	5,655,192
Basic EPS	$1.25	$1.33

Diluted EPS:
Net income available to common shareholders	$7,040	$7,522
Weighted-average common shares outstanding	5,649,623	5,655,192
Potentially dilutive common shares	42,480	38,545
Weighted-average common and potentially dilutive shares outstanding	5,692,103	5,693,737
Diluted EPS	$1.24	$1.32

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

During the first quarter of 2023, the Company approved a LTIP and awarded restricted stock to senior officers and managers in February 2023 based on 2022 performance.

During the first quarter of 2022, the Company approved a LTIP and awarded restricted stock to senior officers and managers in February 2022 based on 2021 performance.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended March 31, 2023 and 2022 under the 2022 and 2012 stock incentive plans:

	March 31, 2023			March 31, 2022
			Weighted-			Weighted-
	Shares		average grant	Shares		average grant
	granted		date fair value	granted		date fair value

Director plan	-		$-	18,000	(2)	$49.85
Omnibus plan	18,000	(2)	49.43	16,520	(3)	49.85
Omnibus plan	17,684	(3)	49.43
Omnibus plan	50	(1)	49.43
Total	35,734		$49.43	34,520		$49.85

(1) Vest after 1 year (2) Vest after 3 years – 33% each year (3) Vest fully after 3 years

The fair value of the shares granted in 2023 and 2022 was calculated using the grant date closing stock price.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 & 2022 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2022	23,872	38,614	62,486	$51.46
Granted	-	35,734	35,734	49.43
Forfeited	-	-	-	-
Vested	(9,736)	(10,713)	(20,449)	53.24
Non-vested balance at March 31, 2023	14,136	63,635	77,771	$50.06

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2022	87,133	$9.69	4.5
Granted	-
Exercised	-
Forfeited	-
Outstanding March 31, 2023	87,133	$9.69	4.3

Of the SSARs outstanding at March 31, 2023, all SSARs vested and were exercisable.

There were no SSARs exercised during the first quarters of 2023 and 2022.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three months ended March 31, 2023 and 2022 and the unrecognized stock-based compensation expense as of March 31, 2023:

	Three months ended March 31,
(dollars in thousands)	2023	2022
Stock-based compensation expense:
2012 Director stock incentive plan	$114	$109
2012 Omnibus stock incentive plan	141	165
2022 Omnibus stock incentive plan	156	-
Employee stock purchase plan	34	32
Total stock-based compensation expense	$445	$306

As of
(dollars in thousands)	March 31, 2023
Unrecognized stock-based compensation expense:
2012 Director stock incentive plan	$658
2012 Omnibus stock incentive plan	670
2022 Omnibus stock incentive plan	1,611
Total unrecognized stock-based compensation expense	$2,939

The unrecognized stock-based compensation expense as of March 31, 2023 will be recognized ratably over the periods ended February 2025, February 2025 and February 2026 for the 2012 Director Stock Incentive Plan, 2012 Omnibus Stock Incentive Plan and 2022 Omnibus Stock Incentive Plan, respectively.

In addition to the 2022 stock incentive plan, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined. As of March 31, 2023,101,827 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

During the second quarter of 2022, the Company announced that the Board of Directors approved a plan to purchase, in open market and privately negotiated transactions, up to 3% of its outstanding common stock. As of March 31, 2023, the Company had repurchased 32,554 shares of common stock at an average price of $38.81 under the treasury stock repurchase plan.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

March 31, 2023
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$63,038	$63,038	$63,038	$-	$-
Held-to-maturity securities	223,112	194,251	-	194,251	-
Available-for-sale debt securities	391,414	391,414	-	391,414	-
Restricted investments in bank stock	5,968	5,968	-	5,968	-
Loans and leases, net	1,609,089	1,482,605	-	-	1,482,605
Loans held-for-sale	156	160	-	160	-
Accrued interest receivable	8,666	8,666	-	8,666	-
Interest rate swaps	154	154	-	154	-
Financial liabilities:
Deposits with no stated maturities	1,986,745	1,986,745	-	1,986,745	-
Time deposits	156,346	152,976	-	152,976	-
Short-term borrowings	88,989	88,984	-	88,984	-
Secured borrowings	7,560	7,655	-	-	7,655
Accrued interest payable	686	686	-	686	-
Interest rate swaps	154	154	-	154	-

December 31, 2022
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$29,091	$29,091	$29,091	$-	$-
Held-to-maturity securities	222,744	187,280	-	187,280	-
Available-for-sale debt securities	420,862	420,862	-	420,862	-
Restricted investments in bank stock	5,268	5,268	-	5,268	-
Loans and leases, net	1,547,025	1,440,151	-	-	1,440,151
Loans held-for-sale	1,637	1,660	-	1,660	-
Accrued interest receivable	8,487	8,487	-	8,487	-
Interest rate swaps	213	213	-	213	-
Financial liabilities:
Deposits with no stated maturities	2,049,689	2,049,689	-	2,049,689	-
Time deposits	117,224	113,252	-	113,252	-
Short-term borrowings	12,940	12,940	-	12,940	-
Secured borrowings	7,619	7,275	-	-	7,275
Accrued interest payable	448	448	-	448	-
Interest rate swaps	213	213	-	213	-

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

Accruing loans and leases: The fair value of accruing loans is estimated by calculating the net present value of the future expected cash flows discounted at current offering rates for similar loans. Current offering rates consider, among other things, credit risk.

The carrying value that fair value is compared to is net of the allowance for credit losses and since there is significant judgment included in evaluating credit quality, loans are classified within Level 3 of the fair value hierarchy.

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$27,150	$-	$27,150	$-
Obligations of states and political subdivisions	153,789	-	153,789	-
MBS - GSE residential	210,475	-	210,475	-
Total available-for-sale debt securities	$391,414	$-	$391,414	$-

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$31,533	$-	$31,533	$-
Obligations of states and political subdivisions	171,894	-	171,894	-
MBS - GSE residential	217,435	-	217,435	-
Total available-for-sale debt securities	$420,862	$-	$420,862	$-

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

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending  March 31, 2023 and December 31, 2022, respectively.

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

			Quoted prices in	Significant other	Significant other
		Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	Valuation techniques	at March 31, 2023	(Level 1)	(Level 2)	(Level 3)

Individually evaluated loans	Fair value of collateral appraised value	$598	$-	$-	$598
Individually evaluated loans	Discount cash flow	517			517
Other real estate owned	Fair value of asset less selling costs	1	-	-	1
Total		$1,116	$-	$-	$1,116

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2022	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,515	$-	$-	$1,515
Other real estate owned	168	-	-	168
Total	$1,683	$-	$-	$1,683

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

The following describes valuation methodologies used for financial instruments measured at fair value on a non-recurring basis. Individually evaluated loans that are collateral dependent are written down to fair value through the establishment of specific reserves, a component of the allowance for credit losses, and as such are carried at the lower of net recorded investment or the estimated fair value. Estimates of fair value of the collateral are determined based on a variety of information, including available valuations from certified appraisers for similar assets, present value of discounted cash flows and inputs that are estimated based on commonly used and generally accepted industry liquidation advance rates and estimates and assumptions developed by management.

Valuation techniques for individually evaluated, collateral dependent loans are typically determined through independent appraisals of the underlying collateral or may be determined through present value of discounted cash flows. Both techniques include various Level 3 inputs which are not identifiable. The valuation technique may be adjusted by management for estimated liquidation expenses and qualitative factors such as economic conditions. If real estate is not the primary source of repayment, present value of discounted cash flows and estimates using generally accepted industry liquidation advance rates and other factors may be utilized to determine fair value.

At  March 31, 2023 and December 31, 2022, the range of liquidation expenses and other valuation adjustments applied to individually evaluated, collateral dependent loans ranged from -25.96% and -30.19% and from -19.61% to -29.58%, respectively. The weighted average of liquidation expenses and other valuation adjustments applied to individually evaluated, collateral dependent loans amounted to -27.75% as of March 31, 2023 and -21.77% as of December 31, 2022, respectively. Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed. Accordingly, fair value estimates for individually evaluated, collateral dependent loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable. Appraisals form the basis for determining the net realizable value from these properties. Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business. Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions. Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs. These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions. At  March 31, 2023 and December 31, 2022, the discounts applied to the appraised values of ORE ranged from -77.60% to -77.60% and from -39.07% to -77.60%, respectively. As of  March 31, 2023 and December 31, 2022, the weighted average of discount to the appraisal values of ORE amounted to -77.60% and -39.61%, respectively.

At  March 31, 2023 and December 31, 2022, there were no other repossessed assets. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.

9. Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers. The policies are recorded at their cash surrender values. Increases in cash surrender values are included in non-interest income in the consolidated statements of income. The policies’ cash surrender value totaled $53.6 million and $54.0 million, respectively, as of  March 31, 2023 and December 31, 2022 and is reflected as an asset on the consolidated balance sheets. During the first quarter of 2023, the Company received $0.9 million in proceeds from a BOLI death claim, of which $0.8 million was return of cash surrender value and $0.1 million was additional income which was recorded in fees and other revenue on the consolidated statements of income.  For the three months ended March 31, 2023 and 2022, the Company has recorded income of $321 thousand and $319 thousand, respectively, due to an increase in cash surrender values.

Officer Life Insurance

In 2017, the Bank entered into separate split dollar life insurance arrangements (Split Dollar Agreements) with eleven officers. This plan provides each officer a specified death benefit should the officer die while in the Bank’s employ. The Bank paid the insurance premiums in March 2017 and the arrangements were effective in March 2017. In March 2019, the Bank entered into a new Split Dollar Agreement with one officer. In January 2021, the Bank entered into Split Dollar Agreements with fifteen officers. The Bank owns the policies and all cash values thereunder. Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary. As of March 31, 2023, the policies had total death benefits of $53.6 million of which $8.8 million would have been paid to the officer’s beneficiaries and the remaining $44.8 million would have been paid to the Bank. In addition, four executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met. As of  March 31, 2023 and December 31, 2022, the Company had a balance in accrued expenses of $289 thousand and $269 thousand for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement. On March 20, 2019, the Bank entered into a SERP Agreement with one officer, pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2019 until normal retirement age. As a result of the acquisition of Landmark, the Company acquired a SERP agreement with one former employee. As of  March 31, 2023 and December 31, 2022, the Company had a balance in accrued expenses of $4.1 million and $4.0 million in connection with the SERP.

10. Revenue Recognition

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

Contract balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before the payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity already received payment (or payment is due) from the customer. The Company’s non-interest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company typically does not enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of  March 31, 2023 and December 31, 2022, the Company did not have any significant contract balances.

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

The Company’s operating leases, where the Company is lessee, include property, land and equipment. As of March 31, 2023, ten of the Company’s branch properties, one administrative office and one former branch were leased under operating leases. In four of the branch leases, the Company leases the land from an unrelated third party, and the buildings are the Company’s own capital improvement. The Company also leases two standalone ATMs under operating leases. Additionally, the Company has one property lease and four equipment leases classified as finance leases.

The following is an analysis of the leased property under finance leases:

(dollars in thousands)	March 31, 2023	December 31, 2022

Property and equipment	$1,695	$1,695
Less accumulated depreciation and amortization	(666)	(606)
Leased property under finance leases, net	$1,029	$1,089

The following is a schedule of future minimum lease payments under finance leases together with the present value of the net minimum lease payments as of March 31, 2023:

(dollars in thousands)	Amount

2023	$163
2024	171
2025	161
2026	150
2027	150
2028 and thereafter	313
Total minimum lease payments (a)	1,108
Less amount representing interest (b)	(57)
Present value of net minimum lease payments	$1,051

(a)	The future minimum lease payments have not been reduced by estimated executory costs (such as taxes and maintenance) since this amount was deemed immaterial by management.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate upon lease inception.

As of March 31, 2023, the Company leased its Green Ridge, Pittston, Peckville, Back Mountain, Mountain Top, Abington, Nazareth, Easton, Bethlehem and Wyoming branches under the terms of operating leases. During 2022, the Company relocated the Bethlehem branch and the lease for the former branch expires in June 2023. During 2022, the Company also entered into a new lease of administrative office space in Scranton.  Common area maintenance is included in variable lease payments in the table below. The Abington branch has variable lease payments which are calculated as a percentage of the national prime rate of interest and are expensed as incurred. The Bethlehem and Easton branches have variable lease payments that increase annually and are expensed as incurred.

(dollars in thousands)	March 31, 2023	March 31, 2022
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$60	$63
Interest on lease liabilities	5	6
Operating lease cost	192	184
Short-term lease cost	22	37
Variable lease cost	17	10
Total lease cost	$296	$300

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$5	$6
Operating cash flows from operating leases (Fixed payments)	$176	$148
Operating cash flows from operating leases (Liability reduction)	$94	$74
Financing cash flows from finance leases	$59	$59
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-
Weighted-average remaining lease term - finance leases (in years)	6.39	6.98
Weighted average remaining lease term - operating leases (in years)	20.48	21.25
Weighted-average discount rate - finance leases	1.70%	1.77%
Weighted-average discount rate - operating leases	3.39%	3.39%

During the first three months of 2023, $290 thousand of the total lease cost was included in premises and equipment expense and $6 thousand was included in other expenses on the consolidated statements of income. During the first three months of 2022, $291 thousand of the total lease cost was included in premises and equipment expense and $9 thousand was included in other expenses on the consolidated statements of income. Operating lease expense is recognized on a straight-line basis over the lease term. We recognized both the interest expense and amortization expense for finance leases in premises and equipment expense since the interest expense portion was immaterial.

The future minimum lease payments for the Company’s branch network and equipment under operating leases that have lease terms in excess of one year as of March 31, 2023 are as follows:

(dollars in thousands)	Amount

2023	$522
2024	657
2025	637
2026	644
2027	653
2028 and thereafter	10,179
Total future minimum lease payments	13,292
Less variable payment adjustment	(174)
Less amount representing interest	(3,855)
Present value of net future minimum lease payments	$9,263

The Company leases one property, where the Company is lessor, under an operating lease to an unrelated party. The undiscounted cash flows to be received on an annual basis for the property are as follows:

(dollars in thousands)	Amount

2023	$36
2024	51
2025	54
2026	54
2027	27
2028 and thereafter	-
Total lease payments to be received	$222

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

	For the three months ended March 31,
(dollars in thousands)	2023	2022
Lease income - direct finance leases
Interest income on lease receivables	$320	$225

Lease income - operating leases	12	58
Total lease income	$332	$283

12. Derivative Instruments

The Company is a party to interest rate derivatives that are not designated as hedging instruments. The Company enters into interest rate swaps that allow certain commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third-party financial institution, such that the Company minimizes its net interest rate risk exposure resulting from such transactions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities). As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however there may be fair value adjustments related to credit-quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. The Company had $1 million in investment securities pledged as collateral on its interest rate swaps with a third-party financial institution as of March 31, 2023.

		Weighted
	Notional	Average Maturity	Interest Rate	Interest Rate
(dollars in thousands)	Amount	(Years)	Paid	Received	Fair Value
March 31, 2023
Classified in Other assets:
Customer interest rate swaps	$1,971	14.67	30 Day SOFR + Margin	Fixed	$154
Classified in Accrued interest payable and other liabilities:
Third party interest rate swaps	$1,971	14.67	Fixed	30 Day SOFR + Margin	$154

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of March 31, 2023 compared to December 31, 2022 and a comparison of the results of operations for the three months ended March 31, 2023 and 2022. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2022 Annual Report filed on Form 10-K.

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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

■	local, regional and national economic conditions and changes thereto;
■	the short-term and long-term effects of inflation, and rising costs to the Company, its customers and on the economy;
■	the risks of changes and volatility of interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;
■	securities markets and monetary fluctuations and volatility;
■	impacts of the capital and liquidity requirements of the Basel III standards and other regulatory pronouncements, regulations and rules;
■	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
■	effects of short- and long-term federal budget and tax negotiations and their effect on economic and business conditions;
■	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
■	the impact of new or changes in existing laws and regulations, including laws and regulations concerning taxes, banking, securities and insurance and their application with which the Company and its subsidiaries must comply;
■	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;
■	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet;
■	the effects of economic conditions of any pandemic, epidemic or other health-related crisis such as COVID-19 and responses thereto on current customers and the operations of the Company, specifically the effect of the economy on loan customers’ ability to repay loans;
■	the effects of bank failures, banking system instability, deposit fluctuations, loan and securities value changes;
■	technological changes;
■	the interruption or breach in security of our information systems, continually evolving cybersecurity and other technological risks and attacks resulting in failures or disruptions in customer account management, general ledger processing and loan or deposit updates and potential impacts resulting therefrom including additional costs, reputational damage, regulatory penalties, and financial losses;
■	acquisitions and integration of acquired businesses;
■	the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities;
■	acts of war or terrorism;
■	disruption of credit and equity markets; and
■	the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

As a leading Northeastern and Eastern Pennsylvania community bank, our goals are to enhance shareholder value while continuing to build a full-service community bank. We focus on growing our core business of retail and business lending and deposit gathering while maintaining strong asset quality and controlling operating expenses. We continue to implement strategies to diversify earning assets (see “Funds Deployed” section of this management’s discussion and analysis) and to increase the amount of low-cost core deposits (see “Funds Provided” section of this management’s discussion and analysis). These strategies include a greater level of commercial lending and the ancillary business products and services supporting our commercial customers’ needs as well as residential lending strategies and an array of consumer products. We focus on developing a full banking relationship with existing, as well as new business prospects. The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services. In addition, we explore opportunities to selectively expand and optimize our franchise footprint, consisting presently of our 20-branch network.

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties, and Eastern Pennsylvania, primarily Northampton and Lehigh counties. The Federal Open Market Committee (FOMC) increased interest rates by 425 basis points during 2022 and another 25 basis points in February, March and May 2023. According to the U.S. Bureau of Labor Statistics, the national unemployment rate for March 2023 was 3.5%, unchanged from December 2022. The unemployment rates in the Scranton - Wilkes-Barre – Hazleton (market area north) and the Allentown – Bethlehem – Easton (market area south) Metropolitan Statistical Areas (local) increased and remained at a higher level than the national unemployment rate. The local unemployment rates at March 31, 2023 were 4.7% in market area north and 3.8% in market area south, respectively, an increase of 0.2 percentage points and 0.1 percentage point from the 4.5% and 3.7%, respectively, at December 31, 2022. The median home values in the Scranton-Wilkes-Barre-Hazleton metro and Allentown-Bethlehem-Easton metro increased 6.2% and 7.0%, respectively, from a year ago, according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, and values are expected to grow 0.9% and 1.6% in the next year. In light of these expectations, we are uncertain if real estate values could continue to increase at these levels with the current elevated rate environment, however we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

For the three months ended March 31, 2023, net income was $7.0 million, or $1.24 diluted earnings per share, compared to $7.5 million, or $1.32 diluted earnings per share, for the three months ended March 31, 2022.

As of March 31, 2023 and March 31, 2022, tangible common book value per share (non-GAAP) was $27.33 and $27.17, respectively. The increase in tangible book value was due primarily to the improvement in tangible common equity resulting within AOCI from the after tax net unrealized losses on available-for-sale securities. These non-GAAP measures should be reviewed in connection with the reconciliation of these non-GAAP ratios. See “Non-GAAP Financial Measures” located below within this management’s discussion and analysis.

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

In addition to the challenging economic environment in which we compete, the regulation and oversight of our business has changed significantly in recent years. As described more fully in Part II, Item 1A, “Risk Factors” below, as well as Part I, Item 1A, “Risk Factors,” and in the “Supervisory and Regulation” section of management’s discussion and analysis of financial condition and results of operations in our 2022 Annual Report filed on Form 10-K, certain aspects of the Dodd-Frank Wall Street Reform Act (Dodd-Frank Act) continue to have a significant impact on us.

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at March 31, 2023 and 2022.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

(dollars in thousands)	March 31, 2023	March 31, 2022
Interest income (GAAP)	$22,338	$18,178
Adjustment to FTE	760	668
Interest income adjusted to FTE (non-GAAP)	23,098	18,846
Interest expense (GAAP)	5,313	887
Net interest income adjusted to FTE (non-GAAP)	$17,785	$17,959

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

(dollars in thousands)	March 31, 2023	March 31, 2022
Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$12,857	$12,654

Net interest income (GAAP)	17,025	17,291
Plus: taxable equivalent adjustment	760	668
Non-interest income (GAAP)	4,489	4,554
Net interest income (FTE) plus non-interest income (non-GAAP)	$22,274	$22,513
Efficiency ratio (non-GAAP)	57.72%	56.21%

The following table provides a reconciliation of the tangible common equity (non-GAAP) and the calculations of tangible book value per share and tangible common equity ratio:

(dollars in thousands)	March 31, 2023	March 31, 2022
Tangible Book Value per Share (non-GAAP)
Total assets (GAAP)	$2,443,021	$2,420,774
Less: Intangible assets, primarily goodwill	(21,071)	(21,462)
Tangible assets	2,421,950	2,399,312
Total shareholders' equity (GAAP)	175,887	175,243
Less: Intangible assets, primarily goodwill	(21,071)	(21,462)
Tangible common equity	$154,816	$153,781

Common shares outstanding, end of period	5,665,255	5,659,068
Tangible Common Book Value per Share (non-GAAP)	$27.33	$27.17
Tangible Common Equity Ratio (non-GAAP)	6.39%	6.41%
Unrealized losses on held-to-maturity securities, net of tax	(22,800)	-
Adjusted tangible common equity ratio (non-GAAP)	5.45%	6.41%

The following table provides a reconciliation of pre-provision net revenue (PPNR) to average assets (non-GAAP):

(dollars in thousands)	March 31, 2023	March 31, 2022
Pre-Provision Net Revenue to Average Assets
Income before taxes (GAAP)	$8,252	$8,666
Plus: Provision for credit losses	405	514
Total pre-provision net revenue (non-GAAP)	8,657	9,180
Total (annualized) (non-GAAP)	$35,110	$37,230

Average assets	$2,399,264	$2,419,421
Pre-Provision Net Revenue to Average Assets (non-GAAP)	1.46%	1.54%

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

Comparison of the results of operations

three months ended March 31, 2023 and 2022

Overview

For the first quarter of 2023, the Company generated net income of $7.0 million, or $1.24 per diluted share, compared to $7.5 million, or $1.32 per diluted share, for the first quarter of 2022. The $0.5 million decrease in net income was primarily the result of $0.3 million lower net interest income and $0.2 million higher non-interest expenses.

Return on average assets (ROA) was 1.19% and 1.26% for the first quarters of 2023 and 2022, respectively. During the same time periods, return on average shareholders’ equity (ROE) was 17.00% and 15.01%, respectively. ROA decreased due to the decline in net income relative to the decrease in average assets for the quarter-over-quarter comparison. ROE increased due to the average equity decreases quarter-over-quarter. Pre-provision net revenue to average assets (non-GAAP) was 1.46% and 1.54% for the three months ended March 31, 2023 and 2022, respectively. The decrease was due to a decline in income before taxes in the first quarter of 2023 compared to the first quarter of 2022.

Net interest income and interest sensitive assets / liabilities

For the first quarter of 2023, net interest income decreased $0.3 million, or 2%, to $17.0 million from $17.3 million for the first quarter of 2022 due to interest expense growing faster than interest income. The $4.2 million growth in interest income was produced by the addition of $17.6 million in average interest-earning assets and the effect of a 72 basis point increase in FTE yields earned on those assets. The loan portfolio contributed the most to this growth by providing $4.2 million more in interest income, which absorbed $0.7 million lower fees earned under the Paycheck Protection Program (PPP), due to $142.3 million more in average loans and a 74 basis point increase in the yields earned thereon. In the investment portfolio, the average balance of total securities declined $63.9 million which produced $0.2 million less in FTE interest income.  Interest income on restricted investments in bank stock increased $0.1 million due to an increase in average balance and yields.  On the liability side, total interest-bearing liabilities grew $12.9 million, on average, with a 111 basis point increase in rates paid thereon. A 99 basis point increase in rates paid on deposits resulted in $3.8 million more interest expense on deposits for the first quarter of 2023 compared to the 2022 like period. The Company also utilized $48.9 million in average short-term borrowings during the first quarter of 2023 which added $0.6 million in interest expense.

The FTE net interest rate spread decreased by 39 basis points and margin decreased by 5 basis points, respectively, for the three months ended March 31, 2023 compared to the same 2022 period. In the quarter-over-quarter comparison, the spread and margin decreased due to the rise in rates paid on interest-bearing liabilities which increased faster than the yields earned on interest-earning assets. The overall 98 basis point cost of funds for the three months ended March 31, 2023, which includes the impact of non-interest bearing deposits, increased 82 basis points compared to the same 2022 period. The primary reason for the increase was the higher rates paid on deposits compared to the same 2022 period due to the increases in market interest rates during the period.

For the remainder of 2023, the Company is uncertain about the expected interest rate environment. The Company’s balance sheet has reduced its net interest income performance as increases in yields have not kept pace with higher cost of funds compressing net interest spread. The risk to net interest income improvement is rapid acceleration of deposit rates in the Company's market area. The FOMC increased the federal funds rate by 425 basis points during 2022 and another 25 basis points in February, March and May 2023, which had an effect on rates paid on interest-bearing liabilities. On the asset side, the prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans was also increased 425 basis points during 2022 and another 75 basis points through May 2023. Consensus economic forecasts are predicting a pause in short-term rate increases throughout the rest of 2023. The 2023 focus is to manage net interest income through a flat forecasted rate cycle by exercising disciplined and proactive loan pricing and managing deposit costs to maintain a reasonable spread, to the extent possible, in order to mitigate further margin compression.

Continued growth in the loan portfolios is expected to boost interest income, and when coupled with a proactive relationship approach to deposit cost setting strategies s hould help mitigate spread compression and contain the interest rate margin, preventing further reductions below acceptable levels.

The Company’s cost of interest-bearing liabilities was 1.33% for the three months ended March 31, 2023, or 111 basis points higher than the cost for the same 2022 period. For the month of April 2023, the cost of interest-bearing liabilities was 34 basis points higher than the first quarter at 1.67% which shows the higher costs are expected to continue. The increase in interest paid on deposits contributed to the higher cost of interest-bearing liabilities supplemented by the short-term borrowings utilized during the first quarter of 2023. Management currently believes the FOMC is expected to pause the federal funds rate increases in the immediate future, but the Company may continue to experience pressure to further increase rates paid on deposits. To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances. Strategically deploying no- and low-cost deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated. Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for March 31, 2023 and 2022 to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments. This treatment allows a uniform comparison among yields on interest-earning assets. Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for credit losses. Home equity lines of credit (HELOC) are included in the residential real estate category since they are secured by real estate. Net deferred loan (cost amortization)/fee accretion of ($0.2 million) and $0.4 million during the first quarters of 2023 and 2022, respectively, are included in interest income from loans. MNB and Landmark loan fair value purchase accounting adjustments of $0.9 million and $0.9 million are included in interest income from loans and $11 thousand and $21 thousand reduced interest expense on deposits and borrowings for the three months ended March 31, 2023 and 2022.  Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Residual values for direct finance leases are included in the average balances for consumer loans. Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets. Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	March 31, 2023			March 31, 2022
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$3,853	$31	3.29%	$66,832	$33	0.20%
Restricted investments in bank stock	5,418	106	7.90	3,228	31	3.90
Investments:
Agency - GSE	112,925	413	1.49	120,658	420	1.41
MBS - GSE residential	249,001	1,107	1.80	268,479	1,088	1.64
State and municipal (nontaxable)	238,624	1,741	2.96	268,239	1,943	2.94
State and municipal (taxable)	86,075	446	2.10	93,121	449	1.96
Total investments	686,625	3,707	2.19	750,497	3,900	2.11
Loans and leases:
C&I and CRE (taxable)	761,197	10,669	5.68	761,353	8,785	4.68
C&I and CRE (nontaxable)	108,686	1,135	4.23	67,187	515	3.11
Consumer	235,559	2,424	4.17	198,012	1,873	3.84
Residential real estate	504,213	5,026	4.04	440,810	3,709	3.41
Total loans and leases	1,609,655	19,254	4.85	1,467,362	14,882	4.11
Total interest-earning assets	2,305,551	23,098	4.06%	2,287,919	18,846	3.34%
Non-interest earning assets	93,713			131,502
Total assets	$2,399,264			$2,419,421

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$641,199	$1,321	0.84%	$727,707	$449	0.25%
Savings and clubs	234,093	174	0.30	243,300	27	0.04
MMDA	543,470	2,551	1.90	487,200	228	0.19
Certificates of deposit	140,449	572	1.65	133,966	118	0.36
Total interest-bearing deposits	1,559,211	4,618	1.20	1,592,173	822	0.21
Secured borrowings	7,548	111	5.95	10,584	65	2.49
Short-term borrowings	48,937	584	4.84	-	-	-
Total interest-bearing liabilities	1,615,696	5,313	1.33%	1,602,757	887	0.22%
Non-interest bearing deposits	585,987			586,363
Non-interest bearing liabilities	29,652			27,008
Total liabilities	2,231,335			2,216,128
Shareholders' equity	167,929			203,293
Total liabilities and shareholders' equity	$2,399,264			$2,419,421
Net interest income - FTE		$17,785			$17,959

Net interest spread			2.73%			3.12%
Net interest margin			3.13%			3.18%
Cost of funds			0.98%			0.16%

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

	Three months ended March 31,
(dollars in thousands)	2023 compared to 2022			2022 compared to 2021
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$(60)	$58	$(2)	$(6)	$18	$12
Restricted investments in bank stock	30	45	75	3	(5)	(2)
Investments:
Agency - GSE	(28)	21	(7)	235	4	239
MBS - GSE residential	(82)	101	19	486	83	569
State and municipal	(187)	20	(167)	783	(31)	752
Total investments	(297)	142	(155)	1,504	56	1,560
Loans and leases:
Residential real estate	577	740	1,317	1,095	(195)	900
C&I and CRE	477	1,897	2,374	1,584	(515)	1,069
Consumer	376	175	551	339	(40)	299
Total loans and leases	1,430	2,812	4,242	3,018	(750)	2,268
Total interest income	1,103	3,057	4,160	4,519	(681)	3,839

Interest expense:
Deposits:
Interest-bearing checking	(59)	931	872	161	(88)	73
Savings and clubs	(1)	149	148	8	(14)	(6)
Money market	30	2,292	2,322	76	(114)	(38)
Certificates of deposit	6	448	454	21	(92)	(71)
Total deposits	(24)	3,820	3,796	266	(308)	(42)
Secured borrowings	(23)	69	46	65	-	65
Overnight borrowings	584	-	584	-	-	-
FHLB advances	-	-	-	(26)	-	(26)
Total interest expense	537	3,889	4,426	305	(308)	(3)
Net interest income	$566	$(832)	$(266)	$4,214	$(373)	$3,841

Provision for credit losses

The provision for credit losses represents the necessary amount to charge against current earnings, the purpose of which is to increase the allowance for credit losses to a level that represents management’s best estimate of expected credit losses in the Company’s loan portfolio. Loans determined to be uncollectible are charged off against the allowance. The required amount of the provision for credit losses, based upon the adequate level of the allowance, is subject to the ongoing analysis of the loan portfolio. The Company’s Special Assets Committee meets periodically to review problem loans. The committee is comprised of management, including credit administration officers, loan officers, loan workout officers and collection personnel.

Management continuously reviews the risks inherent in the loan portfolio. The determination of the amounts of the allowance for credit losses and the provision for credit losses is based on management’s current judgments about the credit quality of the Company’s financial assets and known and expected relevant internal and external factors that significantly affect collectability such as historical loss information. current conditions, and reasonable and supportable forecasts, including significant qualitative factors.

For the three months ended March 31, 2023, the provision for credit losses on loans was $0.2 million and the provision for credit losses on unfunded loan commitments was $0.2 million. On January 1, 2023, the Company adopted Accounting Standard Update 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (CECL) and recorded an increase of $0.7 million in the allowance for credit losses on loans and an increase of $1.1 million in the allowance for credit losses on unfunded loan commitments. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

For the three months ended March 31, 2023, the increase in the allowance for credit losses on unfunded commitments was due to several large unfunded commercial loan commitments originated during the quarter and the increase in the allowance for credit losses on loans was due to growth in the loan portfolio. Due to the Company’s adoption of ASU 2016-13 on January 1, 2023, comparability of the prior period provision is not considered relevant.

The provision for credit losses derives from the reserve required from the allowance for credit losses calculation. The Company continued provisioning for the three months ended March 31, 2023 to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for credit losses, see “Allowance for credit losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

Non-interest income totaled $4.5 million for the three months ended March 31, 2023, a decrease of $0.1 million, or 1%, from the $4.6 million recorded for the three months ended March 31, 2022.  The decrease was primarily due to $0.5 million lower gains on loan sales and $0.1 million less loan service charges due to scaled back demand for mortgages and less fees recorded on commercial loans.  Partially offsetting these decreases was $0.1 million recorded for a death claim on BOLI, $0.1 million in additional deposit service charges, $0.1 million higher fees from trust fiduciary activities and a $0.1 million increase in debit card interchange fees. There was also a $0.2 million increase in gains/losses on the write-down, sale or disposal of premises and equipment from a loss on premises and equipment that was disposed of during the first quarter of 2022.

Operating expenses

For the three months ended March 31, 2023, non-interest expenses increased $0.2 million, or 2%, compared to the three months ended March 31, 2022, from $12.7 million to $12.9 million.  Professional service expenses grew $0.2 million due to additional consulting and audit expenses. Premises and equipment expenses increased $0.2 million, or 10%, due to higher expenses for equipment maintenance and rentals.  Advertising and marketing expenses rose $0.1 million from additional donations. Partially offsetting these increases, salaries and employee benefit expenses declined $0.2 million, or 3%.  The decrease was primarily due to less bonus expense. PA shares tax expense was also $0.2 million lower from declines in shareholders' equity.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, were 1.41% and 1.36% for the three months ended March 31, 2023 and 2022. The expense ratio increased because of higher non-interest expenses. The efficiency ratio (non-GAAP) increased from 56.21% at March 31, 2022 to 57.72% at March 31, 2023 due to non-interest expenses increasing. For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Provision for income taxes

The provision for income taxes increased $0.1 million for the three months ended March 31, 2023 compared to the same 2022 period due to higher estimated non-deductible interest expense. The Company's effective tax rate was 14.7% at March 31, 2023 compared to 13.2% at March 31, 2022. The difference between the effective rate and the enacted statutory corporate rate of 21% is due mostly to the effect of tax-exempt income in relation to the level of pre-tax income. The increase in the effective tax rate was primarily due to higher non-deductible interest expense. Due to challenges relating to current market conditions, the Company may not have the ability to make a reliable estimate of all or part of its ordinary income which could cause volatility in the effective tax rate. If the federal corporate tax rate is increased, the Company’s net deferred tax liabilities and deferred tax assets will be re-valued upon adoption of the new tax rate. A federal tax rate increase will decrease net deferred tax assets with a corresponding decrease to provision for income taxes.

Comparison of financial condition at

 March 31, 2023 and December 31, 2022

Overview

Consolidated assets increased $64.6 million to $2.4 billion as of March 31, 2023 approximately the same as December 31, 2022. The increase in assets occurred primarily in the loan portfolio partially offset by a decline in the investment portfolio.  The reduction in the investment portfolio was primarily caused by the sale of securities in order to pay down short-term borrowings.  Loan portfolio increases were funded by growth in short-term borrowings.

Funds Deployed:

Investment securities

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM). To date, management has not purchased any securities for trading purposes. Some of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them. The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions. Debt securities AFS are carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (AOCI). Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity. For the three months ended March 31, 2023, AOCI improved by $8.2 million due to the change in fair value of the Company's investment securities.

Effective April 1, 2022, the Company transferred agency and municipal bonds with a book value of $245.5 million from AFS to HTM in order to apply the accounting for securities HTM to mitigate the effect AFS accounting has on the balance sheet. The bonds that were transferred had the highest price volatility and consisted of fixed-rate securities representing 70% of the agency portfolio, 70% of the taxable municipal portfolio each laddered out on the short to intermediate part of the yield curve and 35% of the tax-exempt municipal portfolio on the long end of the yield curve were identified as the best candidates given the Company’s ability to hold those bonds to maturity. The market value of the securities on the date of the transfer was $221.7 million, after netting unrealized losses totaling $18.9 million. The $18.9 million, net of deferred taxes, will be accreted into other comprehensive income over the life of the bonds.

As of March 31, 2023, the carrying value of investment securities amounted to $614.5 million, or 25% of total assets, compared to $643.6 million, or 27% of total assets, as of December 31, 2022. On March 31, 2023, 34% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations. The mortgage-backed securities portfolio includes only pass-through bonds issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association (GNMA).

The Company’s municipal (obligations of states and political subdivisions) portfolio is comprised of tax-free municipal bonds with a book value of $239.5 million and taxable municipal bonds with a book value of $92.3 million. The overall credit ratings of these municipal bonds was as follows: 38% AAA, 61% AA, and 1% A. For municipal securities HTM, the Company utilized a third-party model to analyze whether a credit loss reserve is needed for these bonds. The amount of the credit loss reserve calculated was immaterial because of the underlying strong credit quality of the municipal portfolio.

During the first quarter of 2023, the carrying value of total investments decreased $29.1 million, or 5%. During January 2023 with the 10-year U.S. Treasury yield declining, $31.2 million of securities were able to be sold yielding 3.62% (FTE yield of 4.33%) at a breakeven level. These proceeds were used to pay down FHLB overnight borrowings costing 4.80% at that time. Additionally, principal reductions during the first quarter of 2023 totaled $7.1 million. Partially offsetting the decreases, was an improvement in the unrealized loss position of $9.8 million in the AFS portfolio. The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company. Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile.

A comparison of investment securities at March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023				December 31, 2022
(dollars in thousands)	Amount	%	Book yield	Reprice term	Amount	%	Book yield	Reprice term
HTM securities:
Obligations of states & political subdivisions - tax exempt	$83,440	13.6%	2.1%	21.6	$83,426	13.0%	3.8%	21.8
Obligations of states & political subdivisions - taxable	59,100	9.6	2.1	12.1	59,012	9.1	3.1	12.3
Agency - GSE	80,572	13.1	1.4	7.2	80,306	12.5	2.6	7.4
Total HTM securities	$223,112	36.3%	1.8%	13.9	$222,744	34.6%	3.2%	14.1
AFS debt securities:
MBS - GSE residential	$210,475	34.2%	1.8%	6.3	$217,435	33.8%	1.8%	6.4
Obligations of states & political subdivisions - tax exempt	130,629	21.3	2.1	11.0	149,131	23.2	2.6	11.4
Obligations of states & political subdivisions - taxable	23,160	3.8	1.6	6.4	22,763	3.5	1.6	6.6
Agency - GSE	27,150	4.4	1.2	5.0	31,533	4.9	1.4	4.6
Total AFS debt securities	$391,414	63.7%	1.9%	7.8	$420,862	65.4%	2.0%	8.0
Total securities	$614,526	100.0%	1.8%	9.9	$643,606	100.0%	2.4%	9.9

The investment securities portfolio contained no private label mortgage-backed securities, collateralized mortgage obligations, collateralized debt obligations, or trust preferred securities, and no off-balance sheet derivatives were in use. The portfolio had no adjustable-rate instruments as of March 31, 2023 and December 31, 2022.

Investment securities were comprised of AFS and HTM securities as of March 31, 2023 and December 31, 2022. The AFS securities were recorded with a net unrealized loss of $58.1 million and a net unrealized loss of $67.9 million as of March 31, 2023 and December 31, 2022, respectively. Of the $9.8 million net improvement; $5.4 million was attributable to municipal securities; $3.8 million was attributable to mortgage-backed securities and $0.6 million was attributable to agency securities. During the second quarter of 2022, securities with net unrealized losses totaling $23.9 million were transferred to HTM and for the three months ended March 31, 2023 $0.6 million was accreted against other comprehensive income. The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve. Generally, the values of debt securities move in the opposite direction of the changes in interest rates. As interest rates along the treasury yield curve rise, especially at the intermediate and long end, the values of debt securities tend to decline. Whether or not the value of the Company’s investment portfolio will change above or below its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio. Management does not consider the reduction in value attributable to changes in credit quality. Correspondingly, when interest rates decline, the market values of the Company’s debt securities portfolio could be subject to market value increases.

As of March 31, 2023, the Company had $310.8 million in public deposits, or 15% of total deposits. As of March 31, 2023, trust deposits were $91.8 million, or 4% of total deposits. Pennsylvania state law requires the Company to maintain pledged securities on public and trust deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers. As of March 31, 2023, the balance of pledged securities required for public and trust deposits was $409.7 million, or 67% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary. Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired. If a decline in value is deemed to be other-than-temporary, a contra-asset is recorded for the OTTI on both HTM and AFS securities, limited by the amount that the fair value is less than the amortized cost basis. During the quarter ended March 31, 2023, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

Restricted investments in bank stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh. Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level. In addition, the Company earns a return or dividend based on the amount invested. Atlantic Community Bankers Bank (ACBB) stock totaled $82 thousand as of March 31, 2023 and December 31, 2022. The balance in FHLB stock was $5.9 million and $5.2 million as of March 31, 2023 and December 31, 2022, respectively.  The dividends received from the FHLB totaled $65 thousand and $33 thousand for the three months ended March 31, 2023 and 2022, respectively.

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

As of March 31, 2023 and December 31, 2022, loans HFS consisted of residential mortgages with carrying amounts of $0.2 million and $1.6 million, respectively, which approximated their fair values. During the three months ended March 31, 2023, residential mortgage loans with principal balances of $11.1 million were sold into the secondary market and the Company recognized net gains of $0.1 million, compared to $29.9 million and $0.7 million, respectively, during the three months ended March 31, 2022.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster personal relationships. At March 31, 2023 and December 31, 2022, the servicing portfolio balance of sold residential mortgage loans was $467.7 million and $465.7 million, respectively, with mortgage servicing rights of $1.5 million and $1.6 million for the same periods, respectively.

Loans and leases

As of March 31, 2023, the Company had gross loans and leases totaling $1.6 billion compared to $1.6 billion at December 31, 2022, an increase of $62.9 million, or 4%.

During the three months ended March 31, 2023, the growth in the portfolio was primarily attributed to the $42.1 million increase in the municipal portfolio, which was driven by three large tax anticipation notes and a $22.0 million increase in the residential portfolio as a higher percentage of mortgages were held during this period.

The composition of the loan portfolio at March 31, 2023 and December 31, 2022 is summarized as follows:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Amount	%	Amount	%
Commercial and industrial:
Commercial	$136,966	8.4%	$166,491	10.6%
Municipal	110,092	6.8	67,987	4.3
Commercial real estate:
Non-owner occupied	310,289	19.0	316,867	20.2
Owner occupied	282,200	17.3	270,810	17.3
Construction	33,192	2.0	18,941	1.2
Consumer:
Home equity installment	59,461	3.7	59,118	3.8
Home equity line of credit	49,928	3.1	52,568	3.4
Auto loans - Recourse	12,207	0.7	12,929	0.8
Auto loans - Non-recourse	125,051	7.7	114,909	7.3
Direct finance leases	33,905	2.1	33,223	2.1
Other	13,181	0.8	11,709	0.7
Residential:
Real estate	417,026	25.6	398,136	25.4
Construction	45,322	2.8	42,232	2.7
Gross loans	1,628,820	100.0%	1,565,920	100.0%
Less:
Allowance for credit losses	(17,910)		(17,149)
Unearned lease revenue	(1,821)		(1,746)
Net loans	$1,609,089		$1,547,025

Loans held-for-sale	$156		$1,637

Commercial & industrial (C&I) and commercial real estate (CRE)

As of March 31, 2023, the commercial portfolio increased by $31.6 million, or 4%, to $872.7 million compared to the December 31, 2022 balance of $841.1 million due to the $42.1 million increase in the municipal portfolio from three large tax anticipation notes originated during the quarter. The remainder of the portfolio declined $10.5 million due to scheduled and unscheduled paydowns.

Commercial and industrial loans are generally secured with short-term assets; however, in many cases, additional collateral such as real estate is provided as additional security for the loan. Loan-to-value maximum values have been established by the Company and are specific to the type of collateral. Collateral values may be determined using invoices, inventory reports, accounts receivable aging reports, collateral appraisals, etc.

Municipal loans are secured by the full faith and credit of respective local government units located in the Commonwealth of Pennsylvania authorized in accordance with the Local Government Unit Debt Act. These loans have a long history of performance within contractual terms with no defaults noted.

Commercial real estate loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions and the complexities involved in valuing the underlying collateral whose values tend to move inversely with interest rates. These loans are generally secured with mortgages, or commercial real estate mortgages (CREM) against the subject property. In underwriting commercial real estate construction loans, the Company performs a robust analysis of the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the project using feasibility studies, market data, etc. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers consistent with Uniform Standards of Professional Appraisal Practice (USPAP) standards and compliant with Financial Institutions Reform, Recovery, and Enforcement Act (FIRREA).

Owner occupied commercial real estate loans are occupied by their owners which rely on income generated from the respective owners’ businesses. Therefore, underwriting on owner occupied CRE loans emphasizes the owner’s cash flow and financial conditions while the real estate typically represents the owners' primary business location. As such, management considers owner occupied CRE loans as having a lower risk profile than non-owner occupied CRE loans.

Non-owner occupied CRE loans are commercial loans not occupied by their owners and thus rely on income from third parties, including multi-family residential tenants and commercial tenants representing various industries. Underwriting on non-owner occupied CRE loans evaluates cash flow derived from the respective tenants and the industries they occupy. As such, management considers non-owner occupied CRE loans as having a higher risk profile than owner occupied CRE loans. In keeping with its risk appetite and relationship management strategy, the Company avoids speculative commercial office space and prefers loans to projects that have sufficient equity, or loan to value, and have either S&P rated tenants with long term leases, loans structured with personal guarantees of owners whose personal financial strength provides meaningful cash flow support to supplement rental income volatility, residential projects with stable rents in desirable locations, or projects with sufficient diversity and industries proven to provide lower risk over the long term.

Construction lending consists of commercial and residential site development loans, as well as commercial building construction and residential housing construction loans. Management prefers lending to well-established developers with a proven track record and strong business and guaranteed with owners’ personal financial conditions.

Consumer

The consumer loan portfolio consisted of home equity installment, home equity line of credit, non-recourse auto loans, recourse auto loans, direct finance leases and other consumer loans.

As of March 31, 2023, the consumer loan portfolio increased by $9.3 million, or 3%, to $293.7 million compared to the December 31, 2022 balance of $284.4 million, primarily due to growth in the non-recourse auto portfolio from continued demand for higher priced automobiles and new dealer relationships.

Residential

As of March 31, 2023, the residential loan portfolio increased by $22.0 million, or 5%, to $462.4 million compared to the December 31, 2022 balance of $440.4 million. The increase was due to a shift from mortgage loans sold to loans held-for-investment due to increased jumbo loans, the pricing of loans in the secondary market and more adjustable rate mortgages which are not being sold in the secondary market.

The residential loan portfolio consisted primarily of held-for-investment residential loans for primary residences. Management expects the sudden historic rise in interest rates to impact demand for residential mortgages for the remainder of 2023.

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

Allowance for credit losses

Management continually evaluates the credit quality of the Company’s loan portfolio and performs a formal review of the adequacy of the allowance for credit losses (ACL) on a quarterly basis. The allowance reflects management’s best estimate of the amount of credit losses in the loan portfolio. When estimating the net amount expected to be collected, Management considers the effects of past events, current conditions, and reasonable and supportable forecasts of the collectability of the Company’s financial assets. Those estimates may be susceptible to significant change. Loan losses are charged directly against the allowance when loans are deemed to be uncollectible. Recoveries from previously charged-off loans are added to the allowance when received.

The methodology to analyze the adequacy of the ACL is based on seven primary components:

●

Data: The quality of the Company’s data is critically important as a foundation on which the ACL estimate is generated. For its estimate, the Company uses both internal and external data with a preference toward internal data where possible. Data is complete, accurate, and relevant, and subjected to appropriate governance and controls.

●	Segmentation: Financial assets are segmented based on similar risk characteristics.
●

Contractual term of financial assets: The contractual term of financial assets is a significant driver of ACL estimates. Financial assets or pools of financial assets with shorter contractual maturities typically result in a lower reserve than those with longer contractual maturities. As the average life of a financial asset or pool of assets increases, there generally is a corresponding increase to the ACL estimate because the likelihood of default is considered over a longer time frame. As such, pool-based assumptions for a pool’s contractual term (i.e., average life) are based on the contractual maturity of the financial assets within the pool and adjusted in accordance with GAAP, if appropriate.

●

Credit loss measurement method: Multiple measurement methods for estimating ACLs are allowable per ASC Topic 326. The Company applies different estimation methods to different groups of financial assets. The discounted cash flow method is used for the commercial & industrial, commercial real estate non-owner occupied, commercial real estate owner occupied, commercial construction, home equity installment loan, home equity line of credit, residential real estate, and residential construction pools. The weighted average remaining maturity (WARM) method is used for the municipal, non-recourse auto, recourse auto, direct finance lease, and consumer other pools.

●

Reasonable and supportable forecasts: ASC Topic 326 requires management to consider reasonable and supportable forecasts that affect expected collectability of financial assets. As such, the Company’s forecasts incorporate anticipated changes in the economic environment that may affect credit loss estimates over a time horizon when management can reasonably support and document expectations. Forward-looking information may reflect positive or negative expectations relative to the current environment. As of the reporting date, management is using the median Federal Open Market Committee (FOMC) National Gross Domestic Product (GDP) and unemployment rate forecasts as well as the Federal Housing Finance Agency (FHFA) House Price Index (HPI) for its reasonable and supportable forecasts. The Company currently uses a 12-month (4 quarter) reasonable and supportable forecast period.

●

Reversion period: ASC Topic 326 does not require management to estimate a reasonable and supportable forecast for the entire contractual life of financial assets. Management may apply reversion techniques for the contractual life remaining after considering the reasonable and supportable forecast period, which allows management to apply a historical loss rate to latter periods of the financial asset’s life. The Company currently uses a 12 month (4 quarter) straight-line reversion period.

●

Qualitative factor adjustments: The Company’s ACL estimate considers all significant factors relevant to the expected collectability of its financial assets as of the reporting date; Qualitative factors reflect the impact of conditions not captured elsewhere, such as the historical loss data or within the economic forecast. The qualitative considerations can be captured directly within measurement models or as additional components in the overall ACL methodologies. Currently, the Company uses the following qualitative factors:

o	levels of and trends in delinquencies and non-accrual loans;
o	levels of and trends in charge-offs and recoveries;
o	trends in volume and terms of loans;
o	changes in risk selection and underwriting standards;
o	changes in lending policies and legal and regulatory requirements;
o	experience, ability and depth of lending management;
o	national and local economic trends and conditions;
o	changes in credit concentrations; and
o	changes in underlying collateral.

A key control related to the allowance is the Company’s Special Assets Committee. This committee meets quarterly, and the applicable lenders discuss each relationship under review and reach a consensus on the appropriate estimated loss amount, if applicable, based on current accounting guidance. The Special Assets Committee’s focus is on ensuring the pertinent facts are considered regarding not only loans considered for specific reserves, but also the collectability of loans that may be past due in payment. The assessment process also includes the review of all loans on a non-accruing basis as well as a review of certain loans to which the lenders or the Company’s Credit Administration function have assigned a criticized or classified risk rating.

The following tables set forth the activity in the allowance for credit losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	three months ended		twelve months ended		three months ended
(dollars in thousands)	March 31, 2023		December 31, 2022		March 31, 2022

Balance at beginning of period	$17,149		$15,624		$15,624

Charge-offs:
Commercial and industrial	(170)		(371)		-
Commercial real estate	(32)		(67)		(1)
Consumer	(101)		(377)		(94)
Residential	-		-		-
Total	(303)		(815)		(95)

Recoveries:
Commercial and industrial	20		11		2
Commercial real estate	39		153		9
Consumer	72		74		14
Residential	9		2		2
Total	140		240		27
Net charge-offs	(163)		(575)		(68)
Impact of adopting ASC 326	618		-		-
Initial allowance on loans purchased with credit deterioration	126		-		-
Provision for credit losses on loans	180		2,100		525
Balance at end of period	$17,910		$17,149		$16,081

Allowance for credit losses to total loans	1.10%		1.10%		1.09%
Net charge-offs to average total loans outstanding	0.04%		0.04%		0.02%
Average total loans	$1,609,655		$1,500,796		$1,467,362
Loans 30 - 89 days past due and accruing	$849		$1,838		$1,512
Loans 90 days or more past due and accruing	$17		$33		$174
Non-accrual loans	$3,342		$2,535		$2,307
Allowance for credit losses to non-accrual loans	5.36	x	6.76	x	6.97	x
Allowance for credit losses to non-performing loans	5.33	x	6.68	x	6.48	x

For the three months ended March 31, 2023, the allowance increased $0.8 million, or 4%, to $17.9 million from $17.1 million at December 31, 2022. The increase in the allowance was based on a $0.7 million adjustment related to the adoption of CECL on January 1, 2023 including a $0.1 million initial allowance on Purchase Credit Deteriorated (PCD) loans related to the reclassification of Purchase Credit Impaired (PCI) loans to PCD. Provisioning of $180 thousand was offset by net charge-offs of $163 thousand.

The allowance for credit losses was unchanged as a percentage of total loans at 1.10% as of March 31, 2023 compared to 1.10% at December 31, 2022 as increase in the allowance (4%) was offset by the growth in the loan portfolio (4%).

Management believes that the current balance in the allowance for credit losses is sufficient to meet the identified potential credit quality issues that may arise and other issues unidentified but inherent to the portfolio. Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.

The ACL estimate as of March 31, 2023 was largely unchanged compared to the day one estimate as key loss driver assumptions used in the ACL estimate remained stable. Key loss driver assumptions included the median Federal Open Market Committee (FOMC) National Gross Domestic Product (GDP) and unemployment rate forecasts, the Federal Housing Finance Agency (FHFA) House Price Index (HPI), prepayment and curtailment rates, and estimated remaining loan lives.

Qualitative factors for the ACL estimate as of March 31, 2023 were also largely unchanged because of moderating housing prices in the Company’s local market for loans secured by residential real estate and strong asset quality for commercial loans.

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

(dollars in thousands)	For the three months ended March 31, 2023	% of Total Net Charge-offs	For the three months ended March 31, 2022	% of Total Net Charge-offs
Net charge-offs
Commercial and industrial	$(150)	92%	$2	18%
Commercial real estate	7	(4)	8	42
Consumer	(29)	18	(80)	12
Residential	9	(6)	2	28
Total net charge-offs	$(163)	100%	$(68)	100%

For the three months ended March 31, 2023, net charge-offs against the allowance totaled $163 thousand compared with net charge-offs of $68 thousand for the three months ended March 31, 2022, representing a $95 thousand increase due to an increase in commercial & industrial net charge-offs. Net charge-offs increased as a percentage of the total loan portfolio at 0.04% for the three months ended March 31, 2023 compared to 0.02% for the three months ended March 31, 2022.

For a discussion on the provision for credit losses, see the “Provision for credit losses,” located in the results of operations section of management’s discussion and analysis contained herein.

The allowance for credit losses can generally absorb losses throughout the loan portfolio. However, in some instances an allocation is made for specific loans or groups of loans. Allocation of the allowance for credit losses for different categories of loans is based on the methodology used by the Company, as previously explained. The changes in the allocations from period-to-period are based upon quarter-end reviews of the loan portfolio.

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

	March 31, 2023		December 31, 2022		March 31, 2022
		Category		Category		Category
		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$8,157	38%	$7,162	39%	$6,822	40%
Commercial and industrial	2,550	15	2,924	15	2,780	17
Consumer	2,448	18	2,827	18	2,547	17
Residential real estate	4,683	29	4,169	28	3,851	26
Unallocated	72	-	67	-	81	-
Total	$17,910	100%	$17,149	100%	$16,081	100%

As of March 31, 2023, the commercial loan portfolio, consisting of CRE and C&I loans, comprised 60% of the total allowance for credit losses compared with 59% on December 31, 2022. The commercial loan allowance allocation increased based on the adoption of CECL and changes in how reserves are estimated compared to the previous incurred loss methodology.

As of March 31, 2023, the consumer loan portfolio comprised 14% of the total allowance for credit losses compared with 17% on December 31, 2022 due to the relative growth in the consumer portfolio. The consumer loan allowance allocation decreased based on the adoption of CECL and changes in how reserves are estimated compared to the previous incurred loss methodology.

As of March 31, 2023, the residential loan portfolio comprised 26% of the total allowance for credit losses compared with 24% on December 31, 2022. The residential loan allowance allocation increased based on the adoption of CECL and changes in how reserves are estimated compared to the previous incurred loss methodology.

As of March 31, 2023, the unallocated reserve, representing the portion of the allowance not specifically identified with a loan or groups of loans, was less than 1% of the total allowance for credit losses, unchanged from December 31, 2022.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, other real estate owned (ORE) and repossessed assets. Based on the Company’s adoption of ASU 2022-02, Financial Instruments-Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures, the recognition and measurement guidance related to troubled debt restructurings (TDR) has been eliminated. As such, TDRs were removed from non-performing assets at March 31, 2023, December 31, 2022, and March 31, 2022 in the following table to adhere to this standard and provide better comparability.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022

Loans past due 90 days or more and accruing	$17	$33	$174
Non-accrual loans	3,342	2,535	2,307
Total non-performing loans	3,359	2,568	2,481
Other real estate owned and repossessed assets	87	168	151
Total non-performing assets	$3,446	$2,736	$2,632

Total loans, including loans held-for-sale	$1,627,155	$1,565,811	$1,479,114
Total assets	$2,443,021	$2,378,372	$2,420,774
Non-accrual loans to total loans	0.21%	0.16%	0.16%
Non-performing loans to total loans	0.21%	0.16%	0.17%
Non-performing assets to total assets	0.14%	0.12%	0.11%

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

Non-performing assets represented 0.14% of total assets at March 31, 2023 compared with 0.12% at December 31, 2022. The increase resulted from a $0.7 million, or 26%, increase in non-performing assets which outpaced the growth in total assets (3%) during this period. Non-performing assets increased due to recognition of $1.5 million in Purchase Credit Deteriorated (PCD) loans, now classified as non-accrual loans, consistent with the changes in financial reporting under ASC Topic 326 (CECL). This was partially offset by a $0.7 million decrease in non-PCD non-accrual loans as well as a $0.1 million decrease in other real estate owned.

At March 31, 2023, there were a total of 39 non-accrual loans to 31 unrelated borrowers with balances that ranged from less than $1 thousand to $1.3 million, or $3.3 million in the aggregate. At December 31, 2022, there were a total of 39 non-accrual loans to 29 unrelated borrowers with balances that ranged from less than $1 thousand to $0.6 million, or $2.5 million in the aggregate.

There was one direct finance lease totaling $17 thousand that was over 90 days past due as of March 31, 2023 compared to one direct finance lease and one non-recourse auto loan totaling $33 thousand that were over 90 days past due as of December 31, 2022. All loans were well secured and in the process of collection.

The Company seeks payments from all past due customers through an aggressive customer communication process. Unless well-secured and in the process of collection, past due loans will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

The composition of non-performing loans as of March 31, 2023 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial:
Commercial	$136,966	$-	$739	$739	0.54%
Municipal	110,092	-	-
Commercial real estate:
Non-owner occupied	310,289	-	311	311	0.10%
Owner occupied	282,200	-	1,948	1,948	0.69%
Construction	33,192	-	-	-	-
Consumer:
Home equity installment	59,461	-	-	-	-
Home equity line of credit	49,928	-	75	75	0.15%
Auto loans-Recourse	12,207	-	11	11	0.09%
Auto loans-Non Recourse	125,051	-	170	170	0.14%
Direct finance leases *	32,084	17	-	17	0.05%
Other	13,181	-	2	2	0.02%
Residential:
Real estate	417,026	-	86	86	0.02%
Construction	45,322	-	-	-	-
Loans held-for-sale	156	-	-	-	-
Total	$1,627,155	$17	$3,342	$3,359	0.21%

*Net of unearned lease revenue of $1.8 million.

Payments received from non-accrual loans are recognized on a cost recovery method. Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. If the non-accrual loans that were outstanding as of March 31, 2023 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $114 thousand.

Foreclosedassets held-for-sale

From December 31, 2022 to March 31, 2023, foreclosed assets held-for-sale (ORE) declined from $168 thousand to $87 thousand, a $81 thousand decrease, which was attributed to one ORE property being transferred to non-accrual due to administrative error during the first quarter. One property totaling $86 thousand was added to ORE during 2023.

The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$168	2	$434	5

Additions	86	1	762	3
Pay downs	-		(6)
Write downs	-		(17)
Transfers	(167)	(1)	-
Sold	-	-	(1,005)	(6)
Balance at end of period	$87	2	$168	2

As of March 31, 2023, ORE consisted of two properties securing loans to two unrelated borrowers totaling $87 thousand. One property ($86 thousand) was added in 2023 and one property ($1 thousand) was added in 2017. Both properties are listed for sale.

As of March 31, 2023 and December 31, 2022, the Company had no other repossessed assets held-for-sale.

Cash surrender value of bank owned life insurance

The Company maintains bank owned life insurance (BOLI) for a chosen group of employees at the time of purchase, namely its officers, where the Company is the owner and sole beneficiary of the policies. BOLI is classified as a non-interest earning asset. Increases in the cash surrender value are recorded as components of non-interest income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance and its tax-free advantage to the Company. This profitability is used to offset a portion of current and future employee benefit costs. The BOLI cash surrender value build-up can be liquidated if necessary, with associated tax costs. However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position. Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.  The Company received a death benefit claim on two owned policies and received $0.8 million in return of cash surrender value and $0.1 million in other income during the first quarter of 2023.

Premises and equipment

Net of depreciation, premises and equipment increased $0.1 million during the first quarter of 2023. The Company purchased $0.4 million in fixed assets and added $0.3 million in construction in process during the first quarter of 2023. These increases were partially offset by $0.6 million in depreciation expense. The Company is planning to open a new branch in Wilkes-Barre in 2023.  The Company closed the Hazle Township branch on March 31, 2023. The Company has recently begun remodeling the Main Branch located in Dunmore, PA and estimated costs for the project are currently $3.9 million. The Company began corporate headquarters construction which may continue to increase construction in process and is evaluating its branch network looking for consolidation that makes sense for more efficient operations.

On December 23, 2020, the Commonwealth of Pennsylvania authorized the release of $2.0 million in Redevelopment Assistance Capital Program (RACP) funding for the Company’s headquarters project in Lackawanna County. On December 2, 2021, the Company announced it would be receiving an additional $2.0 million in RACP funding in support of the project. The $4.0 million in total RACP grant funds will be allocated to the renovation and rehabilitation of the historic building located in downtown Scranton which will be used for the new corporate headquarters. The Company currently estimates net remaining costs for the corporate headquarters could range from $15 million to $20 million. This range estimate is subject to supply chain issues, commodities pricing and results of final planning over approximately two years through the end of 2024. In addition, the Company currently is in the process of pursuing a federal historic preservation tax credit which would provide a 20% tax credit on qualified improvements on the historic property.

Other assets

During the first three months of 2023, the $1.0 million decrease in other assets was due mostly to a $1.7 million decrease in deferred tax assets primarily from lower net unrealized losses in the investment portfolio partially offset by a $0.7 million increase in prepaid expenses.

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

The following table represents the components of deposits as of the date indicated:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$651,788	30.4%	$664,439	30.7%
Savings and clubs	231,537	10.8	238,174	11.0
Money market	512,365	23.9	544,468	25.1
Certificates of deposit	156,346	7.3	117,224	5.4
Total interest-bearing	1,552,036	72.4	1,564,305	72.2
Non-interest bearing	591,055	27.6	602,608	27.8
Total deposits	$2,143,091	100.0%	$2,166,913	100.0%

Total deposits decreased $23.8 million, or 1%, to $2.1 billion at March 31, 2023 from $2.2 billion at December 31, 2022. During the first quarter of 2023, one relationship transferred approximately $32 million from money market accounts to interest-bearing checking accounts at the bank. Money market accounts declined $32.1 million primarily due to this transfer with public and personal outflows offset by business account growth. Interest-bearing checking accounts decreased $12.7 million during the first quarter of 2023 primarily from outflow of public funds from municipalities withdrawing American Rescue Plan Act funds and seasonal decline in school district accounts. Non-interest bearing checking accounts decreased $11.6 million primarily due to declines in business checking accounts from shifts to interest-bearing products.  Savings and club accounts also decreased $6.6 million due to personal savings declines.  The Company focuses on obtaining a full-banking relationship with existing checking account customers as well as forming new customer relationships. The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers to maintain and grow core deposits. For the first quarter of 2023, the Company experienced deposit balance declines as clients transferred their deposits to investments to earn higher interest and pay down debts. We currently expect this trend to continue throughout 2023. Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset future deposit growth.

Partially offsetting these non-maturing deposit decreases, CDs increased $39.1 million, or 33%, during the first quarter of 2023. CD balances started to improve as promotional rates increased. Some maturing CDs were closed as customers could earn higher yields by investing the money into other products. The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program and Insured Cash Sweep (ICS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000. The Company did not have any CDARs as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, ICS reciprocal deposits represented $101.4 million and $26.3 million, or 5% and 1%, of total deposits which are included in interest-bearing checking accounts in the table above. The $75.1 million increase in ICS deposits is primarily due to one large business relationship that transferred deposits to ICS accounts from other interest-bearing checking accounts.

As of March 31, 2023, total uninsured deposits were estimated to be $857.6 million, or 40% of total deposits. The estimate of uninsured deposits is based on the same methodologies and assumptions used for regulatory reporting requirements. The Company aggregates deposit products by taxpayer identification number and classifies into ownership categories to estimate amounts over the FDIC insurance limit. As of March 31, 2023, the ratio of uninsured and non-collateralized deposits to total deposits was approximately 21%.

The maturity distribution of certificates of deposit that meet or exceed the FDIC limit, by account, at March 31, 2023 is as follows:

(dollars in thousands)
Three months or less	$3,889
More than three months to six months	3,704
More than six months to twelve months	7,923
More than twelve months	29,805
Total	$45,321

Approximately 36% of the CDs, with a weighted-average interest rate of 0.73%, are scheduled to mature in 2023 and an additional 44%, with a weighted-average interest rate of 2.92%, are scheduled to mature in 2024. Renewing CDs are currently expected to re-price to higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products. The Company plans to continue to address repricing CDs in the ordinary course of business on a relationship pricing basis and is prepared to match rates when prudent to maintain relationships. Growth in CD accounts is challenged by the current and expected rate environment and clients’ preference for short-term rates. The Company will continue to develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists. The Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Short-term borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

Short-term borrowings may include overnight balances with FHLB line of credit and/or correspondent bank’s federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations. The Company used $89.0 million in short-term borrowings to fund loan growth for the first quarter of 2023. The short-term borrowings included $32.0 million borrowed through the Federal Reserve Bank Term Funding Program (BTFP) up to one year costing 4.38% by pledging $32.0 million in securities. As of March 31, 2023, the Company had the ability to borrow $184.4 million from the Federal Reserve borrower-in-custody program, $145.9 million in overnight borrowings with the FHLB open-repo line of credit and $25.0 million from lines of credit with correspondent banks.

Secured borrowings

As of March 31, 2023 and December 31, 2022, the Company had 9 secured borrowing agreements with third parties with a fair value of $7.6 million and $7.6 million, respectively, related to certain sold loan participations that did not qualify for sales treatment acquired from Landmark. Secured borrowings are expected to decrease for 2023 from scheduled amortization and, when possible, early pay-offs.

FHLB advances

The Company had no FHLB advances as of March 31, 2023 and December 31, 2022. As of March 31, 2023, the Company had the ability to borrow an additional $574.4 million from the FHLB, including any overnight borrowings. The Company does not expect to have any FHLB advances in 2023.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO in gauging the effects of interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At March 31, 2023, the Company maintained a one-year cumulative gap of negative (liability sensitive) $150.3 million, or -6%, of total assets. The effect of this negative gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of rising interest rates. Conversely, in a decreasing interest rate environment, net interest income could be positively impacted because more liabilities than assets will re-price downward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at March 31, 2023:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$33,370	$-	$-	$29,668	$63,038
Investment securities (1)(2)	6,753	18,927	51,926	542,888	620,494
Loans and leases (2)	321,586	242,677	440,586	604,396	1,609,245
Fixed and other assets	-	53,567	-	96,677	150,244
Total assets	$361,709	$315,171	$492,512	$1,273,629	$2,443,021
Total cumulative assets	$361,709	$676,880	$1,169,392	$2,443,021

Non-interest-bearing transaction deposits (3)	$-	$59,165	$162,422	$369,468	$591,055
Interest-bearing transaction deposits (3)	594,904	-	320,314	480,472	1,395,690
Certificates of deposit	20,857	57,036	74,280	4,173	156,346
Secured borrowings	6,252	-	1,308	-	7,560
Short-term borrowings	88,989	-	-	-	88,989
Other liabilities	-	-	-	27,494	27,494
Total liabilities	$711,002	$116,201	$558,324	$881,607	$2,267,134
Total cumulative liabilities	$711,002	$827,203	$1,385,527	$2,267,134

Interest sensitivity gap	$(349,293)	$198,970	$(65,812)	$392,022
Cumulative gap	$(349,293)	$(150,323)	$(216,135)	$175,887

Cumulative gap to total assets	(14.3)%	(6.2)%	(8.8)%	7.2%
(1)	Includes restricted investments in bank stock and the net unrealized gains/losses on available-for-sale securities.
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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at March 31, 2023 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the March 31, 2023 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	(7.3)%	(0.7)%
Net income	(14.1)	(3.2)
Economic value at risk:
Economic value of equity	(17.5)	5.5
Economic value of equity as a percent of total assets	(2.1)	0.6

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At March 31, 2023, the Company’s risk-based capital ratio was 14.59%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning April 1, 2023, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$66,383	$(5,216)	(7.3)%
+100 basis points	69,442	(2,157)	(3.0)%
Flat rate	71,599	-	-%
-100 basis points	71,321	(278)	(0.4)%
-200 basis points	71,063	(536)	(0.7)%

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee. As of March 31, 2023, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the three months ended March 31, 2023, the Company generated $33.9 million of cash. During the period, the Company’s operations provided approximately $7.1 million mostly from $17.4 million of net cash inflow from the components of net interest income plus $1.3 million in proceeds over originations of loans HFS partially offset by net non-interest expense/income related payments of $11.7 million. Cash inflow from interest-earning assets, the sale of securities, short-term borrowings and loan payments were used to replace deposit runoff, fund the loan portfolio, invest in bank premises and equipment and make net dividend payments. The Company received a large amount of public deposits over the past six years. The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities. Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs. The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

During January 2023, the Company sold $31.2 million in AFS securities at breakeven to generate liquidity in order to pay down overnight borrowings which will result in interest expense savings. Management will continue to execute strategies to generate liquidity when it makes sense for the Company's operations.

During 2021 and 2022, the Company also experienced deposit inflow resulting from businesses and municipalities that received relief from the CARES Act, American Rescue Plan Act ("ARPA") and other government stimulus. There is uncertainty about the length of time that these deposits will remain which could require the Company to maintain elevated cash balances.  During the first quarter of 2023, the company experienced an outflow of $50.1 million in ARPA funds, or approximately 51% of the balance of these funds from the end 2022.The Company will continue to monitor deposit fluctuation for other significant changes.

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

Lending commitments include commitments to originate loans and commitments to fund unused lines of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Unfunded commitments of existing loan facilities totaled $347.7 million, standby letters of credit totaled $16.5 million and the level of uninsured and non-collateralized deposits was $447.9 million at March 31, 2023. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As of March 31, 2023, the Company maintained $63.0 million in cash and cash equivalents and $391.6 million of investments AFS and loans HFS. Also as of March 31, 2023, the Company had approximately $574.4 million available to borrow from the FHLB, $25.0 million from correspondent banks, $184.4 million from the FRB and $366.5 million from the IntraFi Network One-Way Buy program. The combined total of $1,604.9 million represented 66% of total assets at March 31, 2023. The Company also has the ability to pledge securities to borrow at par from the Federal Reserve Bank Term Funding Program to gain liquidity. Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the three months ended March 31, 2023, total shareholders' equity increased $12.9 million, or 8%, due principally to an $8.2 million after tax improvement in the net unrealized loss position in the Company’s investment portfolio. Capital was enhanced by $7.0 million in net income added into retained earnings, $0.3 million from investments in the Company’s common stock via the Employee Stock Purchase Plan (ESPP), $0.4 million from stock-based compensation expense from the ESPP and restricted stock and $0.4 million from the re-issuance of treasury stock for the dividend reinvestment plan. Partially offsetting these increases were $2.1 million of cash dividends declared on the Company’s common stock, a $1.3 million cumulative effect adjustment for adoption of CECL and $0.1 million in treasury stock purchases to cover employee withholdings. The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 29.2% for the three months ended March 31, 2023. The balance of earnings is retained to further strengthen the Company’s capital position.

As of March 31, 2023, the Company reported a net unrealized loss position of $62.9 million, net of tax, from the securities AFS portfolio compared to a net unrealized loss of $71.1 million as of December 31, 2022. The $8.2 million improvement during the first quarter of 2023 was from the $7.8 million improvement in net unrealized losses on AFS securities, net of tax, and $0.4 million in accretion of net unrealized losses on HTM securities transferred from AFS, net of tax. Lower unrealized losses on all types of securities contributed to the improvement in investment portfolio. Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.

Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline. Volatility has existed in the yield curve within the past twelve months and the Company is uncertain about the expected rate environment. There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.

The tangible common equity (TCE) ratio (non-GAAP) was 6.39% and 6.41% for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, the held-to-maturity securities portfolio had $28.2 million in unrealized losses, net of deferred taxes. If the TCE ratio was adjusted to include the unrealized losses on held-to-maturity securities, the adjusted TCE ratio (non-GAAP) would have been 5.45% at March 31, 2023.

To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans. The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants. During the first quarter of 2023, the Company re-issued treasury shares to fulfill the needs of the DRP. Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%. As of March 31, 2023 and December 31, 2022, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change. The following table depicts the capital amounts and ratios of the Company, on a consolidated basis, and the Bank as of  March 31, 2023 and December 31, 2022:

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of March 31, 2023

Total capital (to risk-weighted assets)
Consolidated	$236,874	14.6%	≥	$129,841	8.0%	≥	$170,416	10.5%		N/A	N/A
Bank	$236,215	14.6%	≥	$129,838	8.0%	≥	$170,413	10.5%	≥	$162,298	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$217,755	13.4%	≥	$73,035	4.5%	≥	$113,611	7.0%		N/A	N/A
Bank	$216,970	13.4%	≥	$73,034	4.5%	≥	$113,608	7.0%	≥	$105,494	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$217,755	13.4%	≥	$97,381	6.0%	≥	$137,956	8.5%		N/A	N/A
Bank	$216,970	13.4%	≥	$97,379	6.0%	≥	$137,953	8.5%	≥	$129,838	8.0%

Tier I capital (to average assets)
Consolidated	$217,755	8.9%	≥	$97,669	4.0%	≥	$97,669	4.0%		N/A	N/A
Bank	$216,970	8.9%	≥	$97,657	4.0%	≥	$97,657	4.0%	≥	$122,072	5.0%

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of December 31, 2022

Total capital (to risk-weighted assets)
Consolidated	$230,133	14.4%	≥	$128,325	8.0%	≥	$168,427	10.5%		N/A	N/A
Bank	$229,803	14.3%	≥	$128,308	8.0%	≥	$168,405	10.5%	≥	$160,385	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$212,935	13.3%	≥	$72,183	4.5%	≥	$112,285	7.0%		N/A	N/A
Bank	$212,605	13.3%	≥	$72,173	4.5%	≥	$112,270	7.0%	≥	$104,251	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$212,935	13.3%	≥	$96,244	6.0%	≥	$136,346	8.5%		N/A	N/A
Bank	$212,605	13.3%	≥	$96,231	6.0%	≥	$136,328	8.5%	≥	$128,308	8.0%

Tier I capital (to average assets)
Consolidated	$212,935	8.7%	≥	$97,960	4.0%	≥	$97,960	4.0%		N/A	N/A
Bank	$212,605	8.7%	≥	$97,951	4.0%	≥	$97,951	4.0%	≥	$122,439	5.0%

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2022 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended March 31, 2023.

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

Item 1A. Risk Factors

Recent Negative Developments Affecting the Banking Industry, Including Recent Bank Failures or Concerns Regarding Liquidity, Have Eroded Customer Confidence in the Banking System and May Have a Material Adverse Effect on the Company.

During March and April 2023 three significant bank failures occurred (Silicon Valley Bank, Signature Bank, and First Republic Bank).  This was and continues to be accompanied by financial instability at certain additional banks.  These bank failures and bank instabilities have created and may continue to create market and other risks, for all financial institutions and banks, including the Corporation.  These risks include, but are not limited to:

1.	market risk and a loss of confidence in the financial services sector, and/or specific banks;
2.	Deterioration of securities and loan portfolios;
3.	Deposit volatility and reductions with higher volumes and occurring over shorter periods of time;
4.	Increased liquidity demand and utilization of sources of liquidity; and
5.	Interest rate volatility and abrupt, sudden and greater than usual rate changes.

These factors individually, or in any combination, could materially and adversely affect our:

1.	Financial condition;
2.	Operations and results thereof; and
3.	Stock price.

In addition, the previously mentioned bank failures and instabilities may result in an increase of FDIC deposit insurance premiums and/or result in special FDIC deposit insurance assessments, which also may adversely affect the Company’s financial condition, operations, results thereof or stock price.

The Company cannot predict the impact, timing or duration of such events.

Management of the Company does not believe there have been any other material changes to the risk factors that were disclosed in the 2022 Form 10-K filed with the Securities and Exchange Commission on March 20, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2023 to January 31, 2023	-	$-	-	$3,739,242
February 1, 2023 to February 28, 2023	-	-	-	3,739,242
March 1, 2023 to March 31, 2023	-	-	-	3,739,242
Total	-	$-	-	$3,739,242

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, is formatted in Inline XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; Consolidated Statements of Income for the three months ended March 31, 2023 and 2022; Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022; Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2023 and 2022; Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 and the Notes to the Consolidated Financial Statements. **

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Fidelity D & D Bancorp, Inc.

Date: May 12, 2023	/s/Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: May 12, 2023	/s/Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer