Form 10-Q
period 2023-06-30
FIDELITY D & D BANCORP INC
filed 2023-08-11
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on July 31, 2023, the latest practicable date, was 5,687,162 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q June 30, 2023

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)
(dollars in thousands)	June 30, 2023	December 31, 2022
Assets:
Cash and due from banks	$35,294	$3,542
Interest-bearing deposits with financial institutions	34,338	25,549
Total cash and cash equivalents	69,632	29,091
Available-for-sale securities	380,785	420,862
Held-to-maturity securities (fair value of $192,084 in 2023; $187,280 in 2022)	223,479	222,744
Restricted investments in bank stock	3,728	5,268
Loans and leases, net (allowance for credit losses of $18,350 in 2023; $17,149 in 2022)	1,611,314	1,547,025
Loans held-for-sale (fair value $1,851 in 2023; $1,660 in 2022)	1,808	1,637
Foreclosed assets held-for-sale	87	168
Bank premises and equipment, net	31,329	31,307
Leased property under finance leases, net	969	1,089
Right-of-use assets	8,411	8,642
Cash surrender value of bank owned life insurance	53,892	54,035
Accrued interest receivable	8,343	8,487
Goodwill	19,628	19,628
Core deposit intangible, net	1,353	1,540
Other assets	26,474	26,849
Total assets	$2,441,232	$2,378,372
Liabilities:
Deposits:
Interest-bearing	$1,569,519	$1,564,305
Non-interest-bearing	582,473	602,608
Total deposits	2,151,992	2,166,913
Accrued interest payable and other liabilities	16,442	17,434
Allowance for credit losses on off-balance sheet credit exposures	1,284	49
Finance lease obligation	991	1,110
Operating lease liabilities	9,170	9,357
Short-term borrowings	76,111	12,940
Secured borrowings	7,498	7,619
Total liabilities	2,263,488	2,215,422
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 5,681,260 at June 30, 2023; and 5,630,794 at December 31, 2022)	116,959	115,611
Retained earnings	126,711	119,754
Accumulated other comprehensive loss	(65,268)	(71,152)
Treasury stock, at cost (16,473 shares at June 30, 2023 and 32,663 shares at December 31, 2022)	(658)	(1,263)
Total shareholders' equity	177,744	162,950
Total liabilities and shareholders' equity	$2,441,232	$2,378,372

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)	Three months ended		Six months ended
(dollars in thousands except per share data)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest income:
Loans and leases:
Taxable	$18,875	$15,043	$36,994	$29,409
Nontaxable	828	457	1,727	866
Interest-bearing deposits with financial institutions	121	80	152	113
Restricted investments in bank stock	75	33	181	64
Investment securities:
U.S. government agency and corporations	1,475	1,614	2,995	3,123
States and political subdivisions (nontaxable)	1,160	1,388	2,377	2,769
States and political subdivisions (taxable)	445	450	891	900
Total interest income	22,979	19,065	45,317	37,244
Interest expense:
Deposits	6,607	950	11,225	1,772
Secured borrowings	118	(31)	229	34
Other short-term borrowings	772	1	1,356	1
Total interest expense	7,497	920	12,810	1,807
Net interest income	15,482	18,145	32,507	35,437
Provision for credit losses on loans	675	525	855	1,050
Provision (credit) for credit losses on unfunded loan commitments	(50)	(7)	175	(18)
Net interest income after provision for credit losses	14,857	17,627	31,477	34,405
Other income:
Service charges on deposit accounts	1,001	836	1,922	1,634
Interchange fees	1,168	1,114	2,419	2,289
Service charges on loans	284	317	582	758
Fees from trust fiduciary activities	718	613	1,413	1,230
Fees from financial services	227	246	450	513
Fees and other revenue	734	312	1,352	692
Earnings on bank-owned life insurance	324	319	645	638
Gain (loss) on write-down, sale or disposal of:
Loans	242	477	406	1,190
Available-for-sale debt securities	-	-	(1)	-
Premises and equipment	(163)	22	(165)	(134)
Total other income	4,535	4,256	9,023	8,810
Other expenses:
Salaries and employee benefits	6,430	6,941	12,945	13,655
Premises and equipment	2,250	1,893	4,377	3,818
Data processing and communication	699	618	1,376	1,331
Advertising and marketing	478	489	1,371	1,270
Professional services	1,074	826	1,999	1,545
Automated transaction processing	476	440	905	809
Office supplies and postage	197	178	378	357
PA shares tax	324	441	291	601
Loan collection	46	30	59	65
Other real estate owned	1	29	2	3
FDIC assessment	393	136	561	373
Other	1,057	786	2,017	1,645
Total other expenses	13,425	12,807	26,281	25,472
Income before income taxes	5,967	9,076	14,219	17,743
Provision for income taxes	605	1,412	1,817	2,556
Net income	$5,362	$7,664	$12,402	$15,187
Per share data:
Net income - basic	$0.95	$1.35	$2.19	$2.68
Net income - diluted	$0.94	$1.35	$2.18	$2.67
Dividends	$0.36	$0.33	$0.72	$0.66

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income	Three months ended		Six months ended
(Unaudited)	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022

Net income	$5,362	$7,664	$12,402	$15,187

Other comprehensive gain (loss), before tax:
Unrealized holding gain (loss) on available-for-sale debt securities	(3,517)	7	6,307	(54,013)
Reclassification adjustment for net losses realized in income		-	1	-
Reclassification of unrealized loss on securities transferred from available-for-sale to held-to-maturity	-	(23,882)	-	(23,882)
Amortization of unrealized loss on held-to-maturity securities	568	555	1,140	555
Net unrealized gain (loss)	(2,949)	(23,320)	7,448	(77,340)
Tax effect	619	4,897	(1,564)	16,241
Unrealized gain (loss), net of tax	(2,330)	(18,423)	5,884	(61,099)
Other comprehensive income (loss), net of tax	(2,330)	(18,423)	5,884	(61,099)
Total comprehensive income (loss), net of tax	$3,032	$(10,759)	$18,286	$(45,912)

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

For the Six Months Ended June 30, 2023 and 2022
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive	Treasury
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Stock	Total
Balance, December 31, 2021	5,645,687	$114,108	$97,442	$179	$-	$211,729
Net income			15,187			15,187
Other comprehensive loss				(61,099)		(61,099)
Issuance of common stock through Employee Stock Purchase Plan	4,891	252				252
Forfeited restricted dividend reinvestment shares	(48)				-	-
Issuance of common stock from vested restricted share grants through stock compensation plans	11,541	-				-
Stock-based compensation expense		719				719
Common stock repurchased	(10,294)				(388)	(388)
Cash dividends declared			(3,781)			(3,781)
Balance, June 30, 2022	5,651,777	$115,079	$108,848	$(60,920)	$(388)	$162,619

Balance, December 31, 2022	5,630,794	$115,611	$119,754	$(71,152)	$(1,263)	$162,950
Cumulative-effect adjustment for adoption of ASU 2016-13 (Footnote 1)			(1,326)			(1,326)
Net income			12,402			12,402
Other comprehensive income				5,884		5,884
Issuance of common stock through Employee Stock Purchase Plan	7,294	302				302
Re-issuance of common stock through Dividend Reinvestment Plan	17,576	135			673	808
Issuance of common stock from vested restricted share grants through stock compensation plans	24,283	-				-
Issuance of common stock through exercise of SSARs	2,699	-				-
Stock-based compensation expense		963				963
Repurchase of shares to cover withholdings	(1,386)	(52)			(68)	(120)
Cash dividends declared			(4,119)			(4,119)
Balance, June 30, 2023	5,681,260	$116,959	$126,711	$(65,268)	$(658)	$177,744

For the Three Months Ended June 30, 2023 and 2022
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive	Treasury
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Stock	Total
Balance, March 31, 2022	5,659,068	$114,666	$103,074	$(42,497)	$-	$175,243
Net income			7,664			7,664
Other comprehensive loss				(18,423)		(18,423)
Forfeited restricted dividend reinvestment shares	(48)				-	-
Issuance of common stock from vested restricted share grants through stock compensation plans	3,051	-				-
Stock-based compensation expense		413				413
Common stock repurchased	(10,294)	-			(388)	(388)
Cash dividends declared			(1,890)			(1,890)
Balance, June 30, 2022	5,651,777	$115,079	$108,848	$(60,920)	$(388)	$162,619

Balance, March 31, 2023	5,665,255	$116,437	$123,416	$(62,938)	$(1,028)	$175,887
Net income			5,362			5,362
Other comprehensive loss				(2,330)		(2,330)
Re-issuance of common stock through Dividend Reinvestment Plan	9,472	56			370	426
Issuance of common stock from vested restricted share grants through stock compensation plans	3,834	-				-
Issuance of common stock through exercise of SSARs	2,699	-				-
Stock-based compensation expense		518				518
Repurchase of shares to cover withholdings	-	(52)				(52)
Cash dividends declared			(2,067)			(2,067)
Balance, June 30, 2023	5,681,260	$116,959	$126,711	$(65,268)	$(658)	$177,744

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)	Six months ended June 30,
(dollars in thousands)	2023	2022

Cash flows from operating activities:
Net income	$12,402	$15,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,552	2,495
Provision for credit losses on loans	855	1,050
Provision (credit) for credit losses on unfunded loan commitments	175	(18)
Deferred income tax (benefit) expense	(224)	1,300
Stock-based compensation expense	963	719
Excess tax benefit from exercise of SSARs	31	-
Proceeds from sale of loans held-for-sale	23,285	52,800
Originations of loans held-for-sale	(23,540)	(42,581)
Earnings from bank-owned life insurance	(645)	(638)
Gain from bank-owned life insurance claim	(142)	-
Net gain from sales of loans	(406)	(1,190)
Net loss from sales of investment securities	1	-
Net gain from sale and write-down of foreclosed assets held-for-sale	-	(23)
Net loss from write-down and disposal of bank premises and equipment	165	134
Operating lease payments	44	57
Change in:
Accrued interest receivable	145	(384)
Other assets	400	(1,430)
Accrued interest payable and other liabilities	(992)	323
Net cash provided by operating activities	15,069	27,801

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	31,208	-
Proceeds from maturities, calls and principal pay-downs	13,356	23,561
Purchases	-	(39,183)
Decrease (increase) in restricted investments in bank stock	1,540	(416)
Net increase in loans and leases	(66,711)	(40,733)
Principal portion of lease payments received under direct finance leases	2,803	2,859
Purchases of bank premises and equipment	(2,579)	(3,875)
Proceeds from death benefits received on bank-owned life insurance	931	-
Proceeds from sale of bank premises and equipment	22	466
Proceeds from sale of foreclosed assets held-for-sale	-	780
Net cash used in investing activities	(19,430)	(56,541)

Cash flows from financing activities:
Net (decrease) increase in deposits	(14,903)	47,776
Net increase (decrease) in other borrowings	63,052	(2,755)
Repayment of finance lease obligation	(118)	(116)
Purchase of treasury stock	-	(388)
Proceeds from employee stock purchase plan participants	302	252
Repurchase of shares to cover withholdings	(121)	-
Dividends paid, net of dividends reinvested	(3,310)	(3,781)
Net cash provided by financing activities	44,902	40,988
Net increase in cash and cash equivalents	40,541	12,248
Cash and cash equivalents, beginning	29,091	96,877

Cash and cash equivalents, ending	$69,632	$109,125

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited)	Six months ended June 30,
(dollars in thousands)	2023	2022
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$11,881	$1,838
Income tax	1,700	900
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized gains (losses) on available-for-sale securities	6,308	(54,013)
Transfers of securities from available-for-sale to held-to-maturity	-	245,536
Unrealized losses on securities transferred from available-for-sale to held-to-maturity	-	(23,882)
Cumulative-effect adjustment for adoption of ASU 2016-13	(1,326)	-
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity	1,140	555
Transfers from/(to) loans to/(from) foreclosed assets held-for-sale	(82)	450
Transfers from/(to) loans to/(from) loans held-for-sale, net	(205)	(17,129)
Transfers from premises and equipment to other assets held-for-sale	739	1,184
Right-of-use asset	-	24
Lease liability	-	24

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

In the opinion of management, the consolidated balance sheets as of June 30, 2023 and December 31, 2022 and the related consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in shareholders’ equity for the three and six months ended June 30, 2023 and 2022 and consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature. Certain reclassifications have been made to the 2022 financial statements to conform to the 2023 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after June 30, 2023 through the date these consolidated financial statements were issued.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for credit losses. Management believes that the allowance for credit losses at  June 30, 2023 is adequate and reasonable to cover expected losses. Given the subjective nature of identifying and estimating loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount. While management uses available information to recognize losses on loans, changes in current economic conditions and reasonable and supportable forecasts may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB). Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained. On occasion, the Company may transfer loans from the loan portfolio to loans HFS. Under these circumstances, pricing may be obtained from other entities and the residential mortgage loans are transferred at the lower of cost or market value and simultaneously sold. For other loans transferred to HFS, pricing may be obtained from other entities or modeled and the other loans are transferred at the lower of cost or market value and then sold. As of  June 30, 2023 and December 31, 2022, loans classified as HFS consisted of residential mortgage loans.

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

Goodwill is recorded on the consolidated balance sheets as the excess of liabilities assumed over identifiable assets acquired on the acquisition date. Goodwill is recorded at its net carrying value which represents estimated fair value. Goodwill is tested for impairment on at least an annual basis. There was no goodwill impairment as of  June 30, 2023 and December 31, 2022. Other acquired intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives and subject to periodic impairment testing.

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

2. New accounting pronouncements

On January 1, 2023, the Company adopted ASU 2016-13 and all of the subsequent amendments using the modified-retrospective approach and recorded a cumulative-effect adjustment to retained earnings. The change in this accounting guidance could require the Company to record loan losses more rapidly. The Company has engaged the services of a qualified third-party service provider to assist management in estimating credit allowances under this standard. Starting in the 3rd quarter of 2022, the Company ran its CECL model parallel to the current allowance for loan losses calculation to gain a better understanding of the effects of the change. During the fourth quarter of 2022, a third-party service provider ran a model validation with no substantial findings. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $1.3 million as of January 1, 2023 for the cumulative effect of adopting ASC 326. The transition adjustment includes a $0.5 million decrease for the allowance for credit losses on loans (ACL) and a $0.8 million decrease for the reserve for unfunded commitments, net of deferred tax. The Company has also run a quarterly CECL analysis on its held-to-maturity investment securities starting in 2023 and the estimated CECL reserve is immaterial. While the CECL model does not apply to available-for-sale securities, the ASU does require companies to record an allowance when recognizing credit losses for available-for-sale securities with unrealized losses, rather than reduce the amortized cost of the securities by direct write-offs. The guidance will require companies to recognize improvements to estimated credit losses immediately in earnings rather than in interest income over time.

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

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848. The amendments in this update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company expects to apply the amendments prospectively for applicable loan and other contracts within the effective period of ASU 2022-06. As of  June 30, 2023, the Company no longer had any loans with rates tied to LIBOR.

3. Accumulated other comprehensive income

The following tables illustrate the changes in accumulated other comprehensive income by component and the details about the components of accumulated other comprehensive income as of and for the periods indicated:

As of and for the six months ended June 30, 2023
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(53,624)	$(17,528)	$(71,152)

Other comprehensive income before reclassifications, net of tax	4,982	901	5,883
Amounts reclassified from accumulated other comprehensive income, net of tax	1	-	1
Net current-period other comprehensive loss	4,983	901	5,884
Ending balance	$(48,641)	$(16,627)	$(65,268)

As of and for the three months ended June 30, 2023
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(45,862)	$(17,076)	$(62,938)

Other comprehensive loss before reclassifications, net of tax	(2,779)	449	(2,330)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-	-
Net current-period other comprehensive loss	(2,779)	449	(2,330)
Ending balance	$(48,641)	$(16,627)	$(65,268)

As of and for the six months ended June 30, 2022
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	securities	held-to-maturity	Total
Beginning balance	$179	$-	$179

Other comprehensive loss before reclassifications, net of tax	(42,670)	(18,429)	(61,099)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-	-
Net current-period other comprehensive loss	(42,670)	(18,429)	(61,099)
Ending balance	$(42,491)	$(18,429)	$(60,920)

As of and for the three months ended June 30, 2022
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(42,497)	$-	$(42,497)

Other comprehensive income (loss) before reclassifications, net of tax	6	(18,429)	(18,423)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-	-
Net current-period other comprehensive income (loss)	6	(18,429)	(18,423)
Ending balance	$(42,491)	$(18,429)	$(60,920)

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated				Affected line item in the statement
(dollars in thousands)	other comprehensive income				where net income is presented
	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Unrealized gains (losses) on AFS debt securities	$-	$-	$(1)	$-	Gain (loss) on sale of investment securities
Income tax effect	-	-	-	-	Provision for income taxes
Total reclassifications for the period	$-	$-	$(1)	$-	Net income

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

The Company did not record any allowance for credit losses on its available-for-sale or held-to-maturity securities. The amortized cost and fair value of investment securities at  June 30, 2023 and December 31, 2022 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
June 30, 2023
Held-to-maturity securities:
Agency - GSE	$80,838	$-	$(8,915)	$71,923
Obligations of states and political subdivisions	142,641	-	(22,480)	120,161

Total held-to-maturity securities	$223,479	$-	$(31,395)	$192,084

Available-for-sale debt securities:
Agency - GSE	$31,131	$-	$(4,185)	$26,946
Obligations of states and political subdivisions	173,828	1	(21,842)	151,987
MBS - GSE residential	237,397	-	(35,545)	201,852

Total available-for-sale debt securities	$442,356	$1	$(61,572)	$380,785

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2022
Held-to-maturity securities:
Agency - GSE	$80,306	$-	$(9,243)	$71,063
Obligations of states and political subdivisions	142,438	-	(26,221)	116,217

Total held-to-maturity securities	$222,744	$-	$(35,464)	$187,280

Available-for-sale debt securities:
Agency - GSE	$36,076	$-	$(4,543)	$31,533
Obligations of states and political subdivisions	197,935	501	(26,542)	171,894
MBS - GSE residential	254,730	-	(37,295)	217,435

Total available-for-sale debt securities	$488,741	$501	$(68,380)	$420,862

The amortized cost and fair value of debt securities at  June 30, 2023 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
Due in one year or less	$-	$-
Due after one year through five years	18,777	17,246
Due after five years through ten years	71,172	62,607
Due after ten years	133,530	112,231
Total held-to-maturity securities	$223,479	$192,084

Available-for-sale securities:
Debt securities:
Due in one year or less	$751	$752
Due after one year through five years	21,252	18,951
Due after five years through ten years	36,879	30,903
Due after ten years	146,077	128,327

MBS - GSE residential	237,397	201,852
Total available-for-sale debt securities	$442,356	$380,785

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

Securities pledged at June 30, 2023 had a carrying amount of $382.0 million and were pledged to secure public deposits and trust client deposits.

The following table presents the fair value and gross unrealized losses of debt securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of  June 30, 2023 and December 31, 2022:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

June 30, 2023
Agency - GSE	$-	$-	$98,869	$(13,100)	$98,869	$(13,100)
Obligations of states and political subdivisions	4,137	(252)	267,258	(44,070)	271,395	(44,322)
MBS - GSE residential	3,605	(193)	198,247	(35,352)	201,852	(35,545)
Total	$7,742	$(445)	$564,374	$(92,522)	$572,116	$(92,967)
Number of securities	18		419		437

December 31, 2022
Agency - GSE	$9,285	$(377)	$93,312	$(13,409)	$102,597	$(13,786)
Obligations of states and political subdivisions	170,484	(26,928)	112,353	(25,835)	282,837	(52,763)
MBS - GSE residential	61,803	(6,018)	155,632	(31,277)	217,435	(37,295)
Total	$241,572	$(33,323)	$361,297	$(70,521)	$602,869	$(103,844)
Number of securities	272		213		485

The Company had 437 debt securities in an unrealized loss position at  June 30, 2023, including 46 agency-GSE securities, 136 MBS – GSE residential securities and 255 municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at  June 30, 2023: 11.70% for agency - GSE, 14.97% for total MBS-GSE residential; and 14.04% for municipals. Management has no intent to sell any securities in an unrealized loss position as of  June 30, 2023.

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

For all debt securities, as of  June 30, 2023, the Company applied the criteria provided in the recognition and presentation guidance related to OTTI. That is, management has no intent to sell the securities and nor any conditions were identified by management that, more likely than not, would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of OTTI in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5. Loans and leases

The classifications of loans and leases at  June 30, 2023 and December 31, 2022 are summarized as follows:

(dollars in thousands)	June 30, 2023	December 31, 2022
Commercial and industrial:
Commercial	$135,164	$141,122
Municipal	77,018	72,996
Commercial real estate:
Non-owner occupied	314,838	318,296
Owner occupied	294,718	284,677
Construction	39,057	24,005
Consumer:
Home equity installment	58,623	59,118
Home equity line of credit	52,501	52,568
Auto loans - Recourse	11,924	12,929
Auto loans - Non-recourse	121,230	114,909
Direct finance leases	34,691	33,223
Other	13,882	11,709
Residential:
Real estate	429,816	398,136
Construction	48,087	42,232
Total	1,631,549	1,565,920
Less:
Allowance for credit losses on loans	(18,350)	(17,149)
Unearned lease revenue	(1,885)	(1,746)
Loans and leases, net	$1,611,314	$1,547,025

Total unamortized net costs and premiums included in loan totals were as follows:

(dollars in thousands)	June 30, 2023	December 31, 2022
Net unamortized fair value mark discount on acquired loans	$(7,369)	$(9,064)
Net unamortized deferred loan origination costs	4,919	4,630
Total	$(2,450)	$(4,434)

Based on the adoption of ASU 2016-13, the Company updated the segmentation of its loan and lease portfolio to ensure that the risk characteristics within these segments were as similar as possible with financial asset type and collateral type as the primary factors used in this evaluation. Consequently, management decided to create a new segment called “Municipal,” which are loans and leases to states and political subdivisions in the U.S. based on the unique risk characteristics of this segment as expected credit losses are minimal. Additionally, the previous segment of “Auto Loans”, which included direct auto loans, indirect non-recourse auto loans, and indirect recourse auto loans, was broken out between “Auto Loans-Recourse” and “Auto Loans-Non-recourse” as substantially all the recourse portfolio is to a high credit quality dealer with the guaranty of the dealership and high net worth principal. Direct auto loans were included in the “Consumer Other” segment. Additionally, during 2023, the Company analyzed its commercial portfolio to ensure these loans were in the appropriate segment based on their purpose and collateral. Based on this analysis, a total of $25.4 million of commercial and industrial loans were reclassified to other loan segments including: $5.0 million to municipal, $1.4 million to commercial real estate non-owner occupied, $13.9 million to commercial real estate owner occupied, and $5.1 million to commercial real estate construction. The classifications of loans and leases at December 31, 2022 were modified retroactively to enhance comparability between periods.

The Company excludes accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of June 30, 2023 and December 31, 2022, accrued interest receivable for loans totaled $4.6 million and $4.5 million, respectively, and is included in accrued interest receivable line in the consolidated balance sheets and is excluded from the estimate of credit losses.

Direct finance leases include the lease receivable and the guaranteed lease residual. Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease. Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The approximate unpaid principal balance of mortgages serviced for others amounted to $469.9 million as of  June 30, 2023 and $465.7 million as of December 31, 2022. Mortgage servicing rights amounted to $1.5 million and $1.6 million as of  June 30, 2023 and December 31, 2022, respectively.

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

Non-accrual loans

Non-accrual loans and loans past due over 89 days still accruing, segregated by class, at  June 30, 2023 and December 31, 2022, were as follows:

(dollars in thousands)	Nonaccrual With No Allowance for Credit Loss	Nonaccrual With Allowance for Credit Loss	Total Nonaccrual	Loans Past Due Over 89 Days Still Accruing
At June 30, 2023
Commercial and industrial:
Commercial	$619	$17	$636	$-
Municipal	-	-	-	-
Commercial real estate:
Non-owner occupied	168	-	168	-
Owner occupied	1,841	296	2,137	-
Consumer:
Home equity installment	54	48	102	-
Home equity line of credit	90	-	90	-
Auto loans - Recourse	9	-	9	-
Auto loans - Non-recourse	39	45	84	-
Direct finance leases	-	-	-	47
Other	1	-	1	-
Residential:
Real estate	83	183	266	-
Total	$2,904	$589	$3,493	$47

(dollars in thousands)	Nonaccrual With No Allowance for Credit Loss	Nonaccrual With Allowance for Credit Loss	Total Nonaccrual	Loans Past Due Over 89 Days Still Accruing
At December 31, 2022
Commercial and industrial:
Commercial	$580	$139	$719	$-
Municipal	-	-	-	-
Commercial real estate:
Non-owner occupied	168	215	383	-
Owner occupied	716	350	1,066	-
Consumer:
Home equity installment	-	-	-	-
Home equity line of credit	211	-	211	-
Auto loans - Recourse	135	18	153	-
Auto loans - Non-recourse	-	-	-	16
Direct finance leases	-	-	-	17
Other	-	-	-	-
Residential:
Real estate	3	-	3	-
Total	$1,813	$722	$2,535	$33

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

The following table presents the amortized cost basis of loans at  June 30, 2023 that were both experiencing financial difficulty and modified during the six months ended June 30, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Loans modified for the six months ended:
(dollars in thousands)	June 30, 2023
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Commercial and industrial:
Commercial	$-	$46	$-	$-	$-	$-	0.03%
Commercial real estate:
Non-owner occupied	-	-	915	3,191	-	-	1.30%
Total	$-	$46	$915	$3,191	$-	$-

The Company has not committed to lend additional amounts to the borrowers included in the previous table.

Loans modified to borrowers experiencing financial difficulty are closely monitored to understand the effectiveness of its modification efforts. None of the loans that have been modified in the last 12 months to borrowers experiencing financial difficulty were past due at June 30, 2023.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the six months ended June 30, 2023:

(dollars in thousands)	June 30, 2023
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Months)

Commercial real estate:
Non-owner occupied	$-	6.13%	8.8
Total	$-	6.13%	8.8

There were no loans that had a payment default during the six months ended June 30, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The allowance for credit losses (ACL) may be increased, adjustments may be made in the allocation of the ACL or partial charge-offs may be taken to further write-down the carrying value of the loan.

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

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
June 30, 2023	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial:
Commercial	$11	-	636	$647	$134,517	$135,164		$-
Municipal	-	-	-	-	77,018	77,018
Commercial real estate:
Non-owner occupied	91	-	168	259	314,579	314,838		-
Owner occupied	104	-	2,137	2,241	292,477	294,718		-
Construction	-	-	-	-	39,057	39,057		-
Consumer:
Home equity installment	136	-	102	238	58,385	58,623		-
Home equity line of credit	172	199	90	461	52,040	52,501		-
Auto loans - Recourse	46	4	9	59	11,865	11,924		-
Auto loans - Non-recourse	90	27	84	201	121,029	121,230		-
Direct finance leases	170	33	47	250	32,556	32,806	(2)	47
Other	28	5	1	34	13,848	13,882		-
Residential:
Real estate	32	-	266	298	429,518	429,816		-
Construction	-	-	-	-	48,087	48,087		-
Total	$880	$268	$3,540	$4,688	$1,624,976	$1,629,664		$47

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.9 million. (3) Includes net deferred loan costs of $4.9 million.

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2022	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial
Commercial	$-	$-	$719	$719	$140,403	$141,122		$-
Municipal	-	-	-	-	72,996	72,996		-
Commercial real estate:
Non-owner occupied	-	-	383	383	317,913	318,296		-
Owner occupied	42	-	1,066	1,108	283,569	284,677		-
Construction	-	-	-	-	24,005	24,005		-
Consumer:
Home equity installment	239	-	-	239	58,879	59,118		-
Home equity line of credit	110	151	211	472	52,096	52,568		-
Auto loans - Recourse	152	115	11	278	12,651	12,929		-
Auto loans - Non-recourse	411	86	158	655	114,254	114,909		16
Direct finance leases	186	-	17	203	31,274	31,477	(2)	17
Other	12	7	-	19	11,690	11,709		-
Residential:
Real estate	-	327	3	330	397,806	398,136		-
Construction	-	-	-	-	42,232	42,232		-
Total	$1,152	$686	$2,568	$4,406	$1,559,768	$1,564,174		$33

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.7 million. (3) Includes net deferred loan costs of $4.6 million.

Pre-Adoption of ASC 326 - Impaired loans

For periods prior to the adoption of CECL, loans were considered impaired when, based on current information and events, it was probable that the Company would be unable to collect the payments in accordance with the contractual terms of the loan. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting payments when due. The significance of payment delays and/or shortfalls was determined on a case-by-case basis. All circumstances surrounding the loan were considered. Such factors include the length of the delinquency, the underlying reasons and the borrower’s prior payment record. Impairment was measured on these loans on a loan-by-loan basis. Impaired loans included non-accrual loans, TDRs and other loans deemed to be impaired based on the aforementioned factors.

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

In the table below, average recorded investment refers to the five quarter average of impaired loans preceding the reporting period.

	For the six months ended
	June 30, 2022
			Cash basis
	Average	Interest	interest
	recorded	income	income
(dollars in thousands)	investment	recognized	recognized

Commercial and industrial	$329	$-	$-
Commercial real estate:
Non-owner occupied	1,958	52	-
Owner occupied	2,043	53	-
Construction	-	-	-
Consumer:
Home equity installment	11	-	-
Home equity line of credit	133	-	-
Auto loans	108	3	-
Direct finance leases	-	-	-
Other	-	-	-
Residential:
Real estate	430	39	-
Construction	-	-	-
Total	$5,012	$147	$-

In the table below, average recorded investment refers to the two quarter average of impaired loans preceding the reporting period.

	For the three months ended
	June 30, 2022
			Cash basis
	Average	Interest	interest
	recorded	income	income
(dollars in thousands)	investment	recognized	recognized

Commercial and industrial	$420	$-	$-
Commercial real estate:
Non-owner occupied	983	6	-
Owner occupied	2,270	27	-
Construction	-	-	-
Consumer:
Home equity installment	2	-	-
Home equity line of credit	169	-	-
Auto loans	188	1	-
Direct finance leases	-	-
Other	-	-	-
Residential:
Real estate	89	14	-
Construction	-	-	-
Total	$4,121	$48	$-

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

The following tables present loans including $4.9 million and $4.6 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category as of  June 30, 2023 and December 31, 2022, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

As of June 30, 2023

(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk Rating
Pass	$10,316	$21,350	25,623	8,841	8,863	13,049	43,383	$-	$131,425
Special Mention	-	695	342	-	-	72	96	-	1,205
Substandard	-	171	16	24	67	295	1,961	-	2,534
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	$10,316	$22,216	$25,981	$8,865	$8,930	$13,416	$45,440	$-	$135,164
Commercial and industrial:
Current period gross write-offs	$-	$-	$300	$20	$-	$-	$-	$-	$320
Commercial and industrial - municipal
Risk Rating
Pass	$3,310	$20,621	$19,175	$13,498	$1,450	$18,964	$-	$-	$77,018
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial - municipal	$3,310	$20,621	$19,175	$13,498	$1,450	$18,964	$-	$-	$77,018
Commercial and industrial - municipal:
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied
Risk Rating
Pass	$19,532	$36,420	$78,793	45,289	17,938	94,378	$9,040	$-	$301,390
Special Mention	-	65	1,659	324	493	2,220	-	-	4,761
Substandard	-	-	478	136	86	7,987	-	-	8,687
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	$19,532	$36,485	$80,930	$45,749	$18,517	$104,585	$9,040	$-	$314,838
Commercial real estate - non-owner occupied:
Current period gross write-offs	$-	$-	$-	$-	$-	$32	$-	$-	$32
Commercial real estate - owner occupied
Risk Rating
Pass	$20,866	54,992	49,403	31,605	26,078	87,995	$9,985	$-	$280,924
Special Mention	-	237	611	27	-	306	125	-	1,306
Substandard	702	-	331	-	-	10,838	617	-	12,488
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	$21,568	$55,229	$50,345	$31,632	$26,078	$99,139	$10,727	$-	$294,718
Commercial real estate - owner occupied:
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - construction
Risk Rating
Pass	$4,064	$28,673	$861	$-	$-	$2,335	$3,124	$-	$39,057
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - construction	$4,064	$28,673	$861	$-	$-	$2,335	$3,124	$-	$39,057
Commercial real estate - construction:
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

As of June 30, 2023

(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Home equity installment
Payment performance
Performing	$5,192	$19,134	$10,606	$9,386	$4,302	$9,901	$-	$-	$58,521
Non-performing	-	-	-	-	-	102	-	-	102
Total home equity installment	$5,192	$19,134	$10,606	$9,386	$4,302	$10,003	$-	$-	$58,623
Home equity installment
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Home equity line of credit
Payment performance
Performing	$-	$-	$-	$-	$-	$-	$41,542	$10,869	$52,411
Non-performing	-	-	-	-	-	-	90	-	90
Total home equity line of credit	$-	$-	$-	$-	$-	$-	$41,632	$10,869	$52,501
Home equity line of credit
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Auto loans - recourse
Payment performance
Performing	$2,034	$2,431	$3,587	$2,451	$1,079	$333	$-	$-	$11,915
Non-performing	-	-	-	-	-	9	-	-	9
Total auto loans - recourse	$2,034	$2,431	$3,587	$2,451	$1,079	$342	$-	$-	$11,924
Auto loans - recourse
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Auto loans - non-recourse
Payment performance
Performing	$29,298	$50,112	$21,359	$10,670	$6,356	$3,351	$-	$-	$121,146
Non-performing	-	-	-	70	-	14	-	-	84
Total auto loans - non-recourse	$29,298	$50,112	$21,359	$10,740	$6,356	$3,365	$-	$-	$121,230
Auto loans - non-recourse
Current period gross write-offs	$-	$-	$78	$17	$13	$-	$-	$-	$108
Direct finance leases (1)
Payment performance
Performing	$7,103	$13,310	$9,036	$2,997	$266	$47	$-	$-	$32,759
Non-performing	-	31	16	-	-	-	-	-	47
Total direct finance leases	$7,103	$13,341	$9,052	$2,997	$266	$47	$-	$-	$32,806
Direct finance leases
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer - other
Payment performance
Performing	$3,686	$4,003	$2,228	$899	$634	$1,029	$1,402	$-	$13,881
Non-performing	-	-	-	-	-	1	-	-	1
Total consumer - other	$3,686	$4,003	$2,228	$899	$634	$1,030	$1,402	$-	$13,882
Consumer - other
Current period gross write-offs	$49	$53	$6	$5	$11	$13	$-	$-	$137
Residential real estate
Payment performance
Performing	$29,359	$62,556	$136,270	$52,384	$31,128	$117,853	$-	$-	$429,550
Non-performing	-	-	-	-	-	266	-	-	266
Total residential real estate	$29,359	$62,556	$136,270	$52,384	$31,128	$118,119	$-	$-	$429,816
Residential real estate
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential - construction
Payment performance
Performing	$2,227	$28,031	$12,749	$4,218	$422	$440	$-	$-	$48,087
Non-performing	-	-	-	-	-	-	-	-	-
Total residential - construction	$2,227	$28,031	$12,749	$4,218	$422	$440	$-	$-	$48,087
Residential - construction
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

(1) Net of unearned lease revenue of $1.9 million.

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

(2) Net of unearned lease revenue of $1.7 million.

Collateral dependent loans

Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and collateral dependent, financial loans where we have determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and we expect repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. The following table presents the individually evaluated, collateral dependent loans as of June 30, 2023:

(dollars in thousands)	Real Estate	Other	Total Collateral-Dependent Non-Accrual Loans
At June 30, 2023
Commercial and industrial:
Commercial	$-	$636	$636
Municipal	-	-	-
Commercial real estate:
Non-owner occupied	167	-	167
Owner occupied	2,138	-	2,138
Consumer:
Home equity installment	102	-	102
Home equity line of credit	90	-	90
Auto loans - Recourse	-	9	9
Auto loans - Non-recourse	-	84	84
Direct finance leases	-	-	-
Other	-	1	1
Residential:
Real estate	266	-	266
Total	$2,763	$730	$3,493

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

Information related to the change in the allowance and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the six months ended June 30, 2023
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,924	$7,162	$2,827		$4,169	$67	$17,149
Impact of adopting ASC 326	278	756	(547)		198	(67)	618
Initial allowance on loans purchased with credit deterioration	-	126	-		-	-	126
Charge-offs	(320)	(32)	(245)		-	-	(597)
Recoveries	22	41	126		10	-	199
Provision (credit) for loan losses	(543)	525	353		470	50	855
Ending balance	$2,361	$8,578	$2,514		$4,847	$50	$18,350
Ending balance: individually evaluated	$16	$219	$56		$4	$-	$295
Ending balance: collectively evaluated	$2,345	$8,359	$2,458		$4,843	$50	$18,055
Loans Receivables:
Ending balance (2)	$212,182	$648,613	$290,966	(1)	$477,903	$-	$1,629,664
Ending balance: individually evaluated	$668	$7,000	$286		$609	$-	$8,563
Ending balance: collectively evaluated	$211,514	$641,613	$290,680		$477,294	$-	$1,621,101

(1) Net of unearned lease revenue of $1.9 million. (2) Includes $4.9 million of net deferred loan costs.

As of and for the three months ended June 30, 2023
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,550	$8,157	$2,448	$4,683	$72	$17,910
Charge-offs	(150)	-	(143)	-	-	(293)
Recoveries	1	2	55	-	-	58
Provision	(40)	419	154	164	(22)	675
Ending balance	$2,361	$8,578	$2,514	$4,847	$50	$18,350

As of and for the year ended December 31, 2022
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,204	$7,422	$2,404		$3,508	$86	$15,624
Charge-offs	(371)	(67)	(377)		-	-	(815)
Recoveries	11	153	74		2	-	240
Provision	1,080	(346)	726		659	(19)	2,100
Ending balance	$2,924	$7,162	$2,827		$4,169	$67	$17,149
Ending balance: individually evaluated for impairment	$48	$112	$1		$-	$-	$161
Ending balance: collectively evaluated for impairment	$2,876	$7,050	$2,826		$4,169	$67	$16,988
Loans Receivables:
Ending balance (2)	$234,478	$606,618	$282,710	(1)	$440,368	$-	$1,564,174
Ending balance: individually evaluated for impairment	$719	$2,782	$364		$3	$-	$3,868
Ending balance: collectively evaluated for impairment	$233,759	$603,836	$282,346		$440,365	$-	$1,560,306

(1) Net of unearned lease revenue of $1.7 million. (2) Includes $4.6 million of net deferred loan costs.

As of and for the six months ended June 30, 2022
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,204	$7,422	$2,404	$3,508	$86	$15,624
Charge-offs	(31)	(1)	(136)	-	-	(168)
Recoveries	4	28	50	2	-	84
Provision	568	(486)	452	527	(11)	1,050
Ending balance	$2,745	$6,963	$2,770	$4,037	$75	$16,590

As of and for the three months ended June 30, 2022
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,780	$6,822	$2,547	$3,851	$81	$16,081
Charge-offs	(31)	-	(42)	-	-	(73)
Recoveries	2	19	36	-	-	57
Provision	(6)	122	229	186	(6)	525
Ending balance	$2,745	$6,963	$2,770	$4,037	$75	$16,590

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

The Company's allowance for credit losses on unfunded commitments is recognized as a liability on the consolidated balance sheets, with adjustments to the reserve recognized in the provision for credit losses on unfunded commitments on the consolidated statements of income. The Company's activity in the allowance for credit losses on unfunded commitments for the period was as follows:

(dollars in thousands)	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Beginning balance	$49	$63
Impact of adopting ASC 326	1,060	-
Provision (credit) for loan losses	175	(18)
Ending balance	$1,284	$45

Direct finance leases

The Company originates direct finance leases through two automobile dealerships. The carrying amount of the Company’s lease receivables, net of unearned income, was $6.9 million and $7.9 million as of  June 30, 2023 and December 31, 2022, respectively. The residual value of the direct finance leases is fully guaranteed by the dealerships. Residual values amounted to $25.6 million and $23.6 million at  June 30, 2023 and December 31, 2022, respectively, and are included in the carrying value of direct finance leases. As of June 30, 2023, there was also $242 thousand in deferred lease expense included in the carrying value of direct finance leases that is not included in the table below.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2023	$6,253
2024	12,652
2025	11,351
2026	3,657
2027	485
2028 and thereafter	51
Total future minimum lease payments receivable	34,449
Less: Unearned income	(1,885)
Undiscounted cash flows to be received	$32,564

6. Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards. The Company maintains one active share-based compensation plan that may generate additional potentially dilutive common shares. For granted and unexercised stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued SSARs were exercised and converted into common stock. As of the three and six months ended June 30, 2023, there were 17,725 and 18,983 potentially dilutive shares related to issued and unexercised SSARs compared to 17,094 and 20,406 for the same 2022 periods, respectively. The calculation did not include 46,423 weighted average unexercised SSARs that could potentially dilute earnings per share but their effect was antidilutive as of the three and six months ended  June 30, 2023. For restricted stock, dilution would occur from the Company’s previously granted but unvested shares. There were 15,978 and 18,882 potentially dilutive shares related to unvested restricted share grants as of the three and six months ended June 30, 2023 compared to 10,360 and 12,042 for the same 2022 periods, respectively.  The calculation did not include 43,177 and 23,726 weighted average unvested restricted shares that could potentially dilute earnings per share but their effect was antidilutive as of the three and six months ended  June 30, 2023.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$5,362	$7,664	$12,402	$15,187
Weighted-average common shares outstanding	5,670,769	5,658,854	5,660,255	5,657,033
Basic EPS	$0.95	$1.35	$2.19	$2.68

Diluted EPS:
Net income available to common shareholders	$5,362	$7,664	$12,402	$15,187
Weighted-average common shares outstanding	5,670,769	5,658,854	5,660,255	5,657,033
Potentially dilutive common shares	33,703	27,454	37,865	32,448
Weighted-average common and potentially dilutive shares outstanding	5,704,472	5,686,308	5,698,120	5,689,481
Diluted EPS	$0.94	$1.35	$2.18	$2.67

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

During the first quarter of 2023, the Company approved a LTIP and awarded restricted stock to senior officers and managers in February 2023 based on 2022 performance. During the second quarter of 2023, the Company awarded 1,000 shares of restricted stock to one new employee.

During the first quarter of 2022, the Company approved a LTIP and awarded restricted stock to senior officers and managers in February 2022 based on 2021 performance.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended June 30, 2023 and 2022 under the 2022 and 2012 stock incentive plans:

	June 30, 2023			June 30, 2022
			Weighted-			Weighted-
	Shares		average grant	Shares		average grant
	granted		date fair value	granted		date fair value

Director plan	-		$-	18,000	(2)	$49.85
Omnibus plan	18,000	(2)	49.43	16,520	(3)	49.85
Omnibus plan	17,684	(3)	49.43	50	(1)	35.91
Omnibus plan	50	(1)	49.43	-		-
Omnibus plan	1,000	(3)	44.06	-		-
Total	36,734		$49.28	34,570		$49.83

(1) Vest after 1 year (2) Vest after 3 years – 33% each year (3) Vest fully after 3 years

The fair value of the shares granted in 2023 and 2022 was calculated using the grant date closing stock price.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 & 2022 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2022	23,872	38,614	62,486	$51.46
Granted	-	36,734	36,734	49.28
Forfeited	-	-	-	-
Vested	(11,353)	(12,930)	(24,283)	52.57
Non-vested balance at June 30, 2023	12,519	62,418	74,937	$50.04

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2022	87,133	$9.69	4.5
Granted	-
Exercised	(7,665)
Forfeited	-
Outstanding June 30, 2023	79,468	$10.18	4.1

Of the SSARs outstanding at June 30, 2023, all SSARs vested and were exercisable.

During the first half of 2023, there were 7,665 SSARs exercised. The intrinsic value recorded for these SSARs was $35,370. The tax deduction realized from the exercise of these SSARs was $149,886 resulting in a tax benefit of $31,476. There were no SSARs exercised during the first half of 2022.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three and six months ended June 30, 2023 and 2022 and the unrecognized stock-based compensation expense as of June 30, 2023:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Stock-based compensation expense:
2012 Director stock incentive plan	$173	$263	$287	$372
2012 Omnibus stock incentive plan	118	150	259	315
2022 Omnibus stock incentive plan	227	-	383	-
Employee stock purchase plan	-	-	34	32
Total stock-based compensation expense	$518	$413	$963	$719

As of
(dollars in thousands)	June 30, 2023
Unrecognized stock-based compensation expense:
2012 Director stock incentive plan	$486
2012 Omnibus stock incentive plan	552
2022 Omnibus stock incentive plan	1,428
Total unrecognized stock-based compensation expense	$2,466

The unrecognized stock-based compensation expense as of June 30, 2023 will be recognized ratably over the periods ended February 2025, February 2025 and June 2026 for the 2012 Director Stock Incentive Plan, 2012 Omnibus Stock Incentive Plan and 2022 Omnibus Stock Incentive Plan, respectively.

In addition to the 2022 stock incentive plan, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined. As of June 30, 2023,101,827 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

During the second quarter of 2022, the Company announced that the Board of Directors approved a plan to purchase, in open market and privately negotiated transactions, up to 3% of its outstanding common stock. As of June 30, 2023, the Company had repurchased 32,554 shares of common stock at an average price of $38.81 under the treasury stock repurchase plan.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

June 30, 2023
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$69,632	$69,632	$69,632	$-	$-
Held-to-maturity securities	223,479	192,084	-	192,084	-
Available-for-sale debt securities	380,785	380,785	-	380,785	-
Restricted investments in bank stock	3,728	3,728	-	3,728	-
Loans and leases, net	1,611,314	1,476,610	-	-	1,476,610
Loans held-for-sale	1,808	1,851	-	1,851	-
Accrued interest receivable	8,343	8,343	-	8,343	-
Interest rate swaps	203	203	-	203	-
Financial liabilities:
Deposits with no stated maturities	1,971,520	1,971,520	-	1,971,520	-
Time deposits	180,472	176,501	-	176,501	-
Short-term borrowings	76,111	76,114	-	76,114	-
Secured borrowings	7,498	7,632	-	-	7,632
Accrued interest payable	1,378	1,378	-	1,378	-
Interest rate swaps	203	203	-	203	-

December 31, 2022
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$29,091	$29,091	$29,091	$-	$-
Held-to-maturity securities	222,744	187,280	-	187,280	-
Available-for-sale debt securities	420,862	420,862	-	420,862	-
Restricted investments in bank stock	5,268	5,268	-	5,268	-
Loans and leases, net	1,547,025	1,440,151	-	-	1,440,151
Loans held-for-sale	1,637	1,660	-	1,660	-
Accrued interest receivable	8,487	8,487	-	8,487	-
Interest rate swaps	213	213	-	213	-
Financial liabilities:
Deposits with no stated maturities	2,049,689	2,049,689	-	2,049,689	-
Time deposits	117,224	113,252	-	113,252	-
Short-term borrowings	12,940	12,940	-	12,940	-
Secured borrowings	7,619	7,275	-	-	7,275
Accrued interest payable	448	448	-	448	-
Interest rate swaps	213	213	-	213	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$26,946	$-	$26,946	$-
Obligations of states and political subdivisions	151,987	-	151,987	-
MBS - GSE residential	201,852	-	201,852	-
Total available-for-sale debt securities	$380,785	$-	$380,785	$-

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$31,533	$-	$31,533	$-
Obligations of states and political subdivisions	171,894	-	171,894	-
MBS - GSE residential	217,435	-	217,435	-
Total available-for-sale debt securities	$420,862	$-	$420,862	$-

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

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending  June 30, 2023 and December 31, 2022, respectively.

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

			Quoted prices in	Significant other	Significant other
		Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	Valuation techniques	at June 30, 2023	(Level 1)	(Level 2)	(Level 3)

Individually evaluated loans	Fair value of collateral appraised value	$311	$-	$-	$311
Individually evaluated loans	Discount cash flow	405			405
Other real estate owned	Fair value of asset less selling costs	1	-	-	1
Total		$717	$-	$-	$717

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2022	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,515	$-	$-	$1,515
Other real estate owned	168	-	-	168
Total	$1,683	$-	$-	$1,683

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

At  June 30, 2023 and December 31, 2022, the range of liquidation expenses and other valuation adjustments applied to individually evaluated, collateral dependent loans ranged from -27.56% and -32.02% and from -19.61% to -29.58%, respectively. The weighted average of liquidation expenses and other valuation adjustments applied to individually evaluated, collateral dependent loans amounted to -30.02% as of June 30, 2023 and -21.77% as of December 31, 2022, respectively. Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed. Accordingly, fair value estimates for individually evaluated, collateral dependent loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable. Appraisals form the basis for determining the net realizable value from these properties. Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business. Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions. Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs. These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions. At  June 30, 2023 and December 31, 2022, the discounts applied to the appraised values of ORE ranged from -77.60% to -77.60% and from -39.07% to -77.60%, respectively. As of  June 30, 2023 and December 31, 2022, the weighted average of discount to the appraisal values of ORE amounted to -77.60% and -39.61%, respectively.

At  June 30, 2023 and December 31, 2022, there were no other repossessed assets. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.

9. Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers. The policies are recorded at their cash surrender values. Increases in cash surrender values are included in non-interest income in the consolidated statements of income. The policies’ cash surrender value totaled $53.9 million and $54.0 million, respectively, as of  June 30, 2023 and December 31, 2022 and is reflected as an asset on the consolidated balance sheets. During the first quarter of 2023, the Company received $0.9 million in proceeds from a BOLI death claim, of which $0.8 million was return of cash surrender value and $0.1 million was additional income which was recorded in fees and other revenue on the consolidated statements of income. For the six months ended June 30, 2023 and 2022, the Company has recorded income of $645 thousand and $638 thousand, respectively, due to an increase in cash surrender values.

Officer Life Insurance

In 2017, the Bank entered into separate split dollar life insurance arrangements (Split Dollar Agreements) with eleven officers. This plan provides each officer a specified death benefit should the officer die while in the Bank’s employ. The Bank paid the insurance premiums in March 2017 and the arrangements were effective in March 2017. In March 2019, the Bank entered into a new Split Dollar Agreement with one officer. In January 2021, the Bank entered into Split Dollar Agreements with fifteen officers. The Bank owns the policies and all cash values thereunder. Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary. As of June 30, 2023, the policies had total death benefits of $53.9 million of which $8.8 million would have been paid to the officer’s beneficiaries and the remaining $45.1 million would have been paid to the Bank. In addition, four executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met. As of  June 30, 2023 and December 31, 2022, the Company had a balance in accrued expenses of $310 thousand and $269 thousand for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement. On March 20, 2019, the Bank entered into a SERP Agreement with one officer, pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2019 until normal retirement age. As a result of the acquisition of Landmark, the Company acquired a SERP agreement with one former employee. As of  June 30, 2023 and December 31, 2022, the Company had a balance in accrued expenses of $4.2 million and $4.0 million in connection with the SERP.

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

Contract balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before the payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity already received payment (or payment is due) from the customer. The Company’s non-interest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company typically does not enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of  June 30, 2023 and December 31, 2022, the Company did not have any significant contract balances.

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

The Company’s operating leases, where the Company is lessee, include property, land and equipment. As of June 30, 2023, ten of the Company’s branch properties and one administrative office were leased under operating leases. In four of the branch leases, the Company leases the land from an unrelated third party, and the buildings are the Company’s own capital improvement. The Company also leases two standalone ATMs under operating leases. Additionally, the Company has one property lease and four equipment leases classified as finance leases.

The following is an analysis of the leased property under finance leases:

(dollars in thousands)	June 30, 2023	December 31, 2022

Property and equipment	$1,695	$1,695
Less accumulated depreciation and amortization	(726)	(606)
Leased property under finance leases, net	$969	$1,089

The following is a schedule of future minimum lease payments under finance leases together with the present value of the net minimum lease payments as of June 30, 2023:

(dollars in thousands)	Amount

2023	$100
2024	171
2025	161
2026	150
2027	150
2028 and thereafter	312
Total minimum lease payments (a)	1,044
Less amount representing interest (b)	(53)
Present value of net minimum lease payments	$991

(a)	The future minimum lease payments have not been reduced by estimated executory costs (such as taxes and maintenance) since this amount was deemed immaterial by management.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate upon lease inception.

As of June 30, 2023, the Company leased its Green Ridge, Pittston, Peckville, Back Mountain, Mountain Top, Abington, Nazareth, Easton, Bethlehem and Wyoming branches under the terms of operating leases. During 2022, the Company entered into a new lease of administrative office space in Scranton.  Common area maintenance is included in variable lease payments in the table below. The Abington branch has variable lease payments which are calculated as a percentage of the national prime rate of interest and are expensed as incurred. The Bethlehem and Easton branches have variable lease payments that increase annually and are expensed as incurred.

(dollars in thousands)	June 30, 2023	June 30, 2022
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$120	$119
Interest on lease liabilities	9	11
Operating lease cost	384	366
Short-term lease cost	38	74
Variable lease cost	32	15
Total lease cost	$583	$585

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$9	$11
Operating cash flows from operating leases (Fixed payments)	$352	$303
Operating cash flows from operating leases (Liability reduction)	$187	$152
Financing cash flows from finance leases	$118	$116
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-
Weighted-average remaining lease term - finance leases (in years)	6.28	6.82
Weighted average remaining lease term - operating leases (in years)	20.33	21.08
Weighted-average discount rate - finance leases	1.68%	1.75%
Weighted-average discount rate - operating leases	3.39%	3.39%

During the first six months of 2023, $571 thousand of the total lease cost was included in premises and equipment expense and $12 thousand was included in other expenses on the consolidated statements of income. During the first six months of 2022, $568 thousand of the total lease cost was included in premises and equipment expense and $17 thousand was included in other expenses on the consolidated statements of income. Operating lease expense is recognized on a straight-line basis over the lease term. We recognized both the interest expense and amortization expense for finance leases in premises and equipment expense since the interest expense portion was immaterial.

The future minimum lease payments for the Company’s branch network and equipment under operating leases that have lease terms in excess of one year as of June 30, 2023 are as follows:

(dollars in thousands)	Amount

2023	$347
2024	659
2025	639
2026	646
2027	655
2028 and thereafter	10,195
Total future minimum lease payments	13,141
Less variable payment adjustment	(192)
Less amount representing interest	(3,779)
Present value of net future minimum lease payments	$9,170

The Company leases one property, where the Company is lessor, under an operating lease to an unrelated party. The undiscounted cash flows to be received on an annual basis for the property are as follows:

(dollars in thousands)	Amount

2023	$24
2024	51
2025	54
2026	54
2027	27
2028 and thereafter	-
Total lease payments to be received	$210

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

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Lease income - direct finance leases
Interest income on lease receivables	$275	$267	$595	$491

Lease income - operating leases	12	62	24	120
Total lease income	$287	$329	$619	$611

12. Derivative Instruments

The Company is a party to interest rate derivatives that are not designated as hedging instruments. The Company enters into interest rate swaps that allow certain commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third-party financial institution, such that the Company minimizes its net interest rate risk exposure resulting from such transactions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities). As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however there may be fair value adjustments related to credit-quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. The Company had $1 million in investment securities pledged as collateral on its interest rate swaps with a third-party financial institution as of June 30, 2023.

		Weighted
	Notional	Average Maturity	Interest Rate	Interest Rate
(dollars in thousands)	Amount	(Years)	Paid	Received	Fair Value
June 30, 2023
Classified in Other assets:
Customer interest rate swaps	$1,945	14.42	30 Day SOFR + Margin	Fixed	$203
Classified in Accrued interest payable and other liabilities:
Third party interest rate swaps	$1,945	14.42	Fixed	30 Day SOFR + Margin	$203

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of June 30, 2023 compared to December 31, 2022 and a comparison of the results of operations for the three and six months ended June 30, 2023 and 2022. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2022 Annual Report filed on Form 10-K.

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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

■	local, regional and national economic conditions and changes thereto;
■	the short-term and long-term effects of inflation, and rising costs to the Company, its customers and on the economy;
■	the risks of changes and volatility of interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;
■	securities markets and monetary fluctuations and volatility;
■	disruption of credit and equity markets;
■	impacts of the capital and liquidity requirements of the Basel III standards and other regulatory pronouncements, regulations and rules;
■	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
■	effects of short- and long-term federal budget and tax negotiations and their effect on economic and business conditions;
■	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
■	the impact of new or changes in existing laws and regulations, including laws and regulations concerning taxes, banking, securities and insurance and their application with which the Company and its subsidiaries must comply;
■	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;
■	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet;
■	the effects of economic conditions of any pandemic, epidemic or other health-related crisis such as COVID-19 and responses thereto on current customers and the operations of the Company, specifically the effect of the economy on loan customers’ ability to repay loans;
■	the effects of bank failures, banking system instability, deposit fluctuations, loan and securities value changes;
■	technological changes;
■	the interruption or breach in security of our information systems, continually evolving cybersecurity and other technological risks and attacks resulting in failures or disruptions in customer account management, general ledger processing and loan or deposit updates and potential impacts resulting therefrom including additional costs, reputational damage, regulatory penalties, and financial losses;
■	acquisitions and integration of acquired businesses;
■	the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities;
■	acts of war or terrorism; and
■	the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

As a leading Northeastern and Eastern Pennsylvania community bank, our goals are to enhance shareholder value while continuing to build a full-service community bank. We focus on growing our core business of retail and business lending and deposit gathering while maintaining strong asset quality and controlling operating expenses. We continue to implement strategies to diversify earning assets (see “Funds Deployed” section of this management’s discussion and analysis) and to increase the amount of relationship core deposits (see “Funds Provided” section of this management’s discussion and analysis). These strategies include a greater level of commercial lending and the ancillary business products and services supporting our commercial customers’ needs as well as residential lending strategies and an array of consumer products. We focus on developing a full banking relationship with existing, as well as new business prospects. The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services. In addition, we explore opportunities to selectively expand and optimize our franchise footprint, consisting presently of our 20-branch network.

We are impacted by both national and regional economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties, and Eastern Pennsylvania, primarily Northampton and Lehigh counties. The Federal Open Market Committee (FOMC) increased interest rates by 425 basis points during 2022 and another 25 basis points each in February, March, May and July 2023. According to the U.S. Bureau of Labor Statistics, the national unemployment rate for June 2023 was 3.6%, up 0.1 percentage point from December 2022. The unemployment rates in the Scranton - Wilkes-Barre – Hazleton (market area north) and the Allentown – Bethlehem – Easton (market area south) Metropolitan Statistical Areas (local) remained at a higher level than the national unemployment rate. The local unemployment rates at June 30, 2023 were 4.4% in market area north and 4.0% in market area south, respectively, a decrease of 0.1 percentage point and an increase of 0.3 percentage points from the 4.5% and 3.7%, respectively, at December 31, 2022. The rising rate environment and historically low inventory has reduced the amount of home purchases below 2022 levels. The median home values in the Scranton-Wilkes-Barre-Hazleton metro and Allentown-Bethlehem-Easton metro increased 5.3% and 4.8%, respectively, from a year ago, according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, and values are expected to grow 6.2% and 6.2% in the next year. In light of these expectations, we are uncertain if real estate values could continue to increase at these levels with the current elevated rate environment, however we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

For the six months ended June 30, 2023, net income was $12.4 million, or $2.18 diluted earnings per share, compared to $15.2 million, or $2.67 diluted earnings per share, for the six months ended June 30, 2022.

As of June 30, 2023 and June 30, 2022, tangible common book value per share (non-GAAP) was $27.59 and $24.99, respectively. The increase in tangible book value was due primarily to the improvement in tangible common equity resulting within AOCI from the after tax net unrealized losses on available-for-sale securities. These non-GAAP measures should be reviewed in connection with the reconciliation of these non-GAAP ratios. See “Non-GAAP Financial Measures” located below within this management’s discussion and analysis.

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

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at June 30, 2023 and 2022.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest income (GAAP)	$22,979	$19,065	$45,317	$37,244
Adjustment to FTE	725	682	1,485	1,350
Interest income adjusted to FTE (non-GAAP)	23,704	19,747	46,802	38,594
Interest expense (GAAP)	7,497	920	12,810	1,807
Net interest income adjusted to FTE (non-GAAP)	$16,207	$18,827	$33,992	$36,787

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$13,425	$12,807	$26,281	$25,472

Net interest income (GAAP)	15,482	18,145	32,507	35,437
Plus: taxable equivalent adjustment	725	682	1,485	1,350
Non-interest income (GAAP)	4,535	4,256	9,023	8,810
Net interest income (FTE) plus non-interest income (non-GAAP)	$20,742	$23,083	$43,015	$45,597
Efficiency ratio (non-GAAP)	64.72%	55.49%	61.10%	55.86%

The following table provides a reconciliation of the tangible common equity (non-GAAP) and the calculations of tangible book value per share and tangible common equity ratio:

(dollars in thousands)	June 30, 2023	June 30, 2022
Tangible Book Value per Share (non-GAAP)
Total assets (GAAP)	$2,441,232	$2,414,940
Less: Intangible assets, primarily goodwill	(20,981)	(21,360)
Tangible assets	2,420,251	2,393,580
Total shareholders' equity (GAAP)	177,744	162,619
Less: Intangible assets, primarily goodwill	(20,981)	(21,360)
Tangible common equity	$156,763	$141,259

Common shares outstanding, end of period	5,681,260	5,651,777
Tangible Common Book Value per Share (non-GAAP)	$27.59	$24.99
Tangible Common Equity Ratio (non-GAAP)	6.48%	5.90%
Unrealized losses on held-to-maturity securities, net of tax	(24,802)	(17,826)
Adjusted tangible common equity ratio (non-GAAP)	5.45%	5.16%

The following table provides a reconciliation of pre-provision net revenue (PPNR) to average assets (non-GAAP):

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Pre-Provision Net Revenue to Average Assets
Income before taxes (GAAP)	$5,967	$9,076	$14,219	$17,743
Plus: Provision for credit losses	625	518	1,030	1,032
Total pre-provision net revenue (non-GAAP)	6,592	9,594	15,249	18,775
Total (annualized) (non-GAAP)	$26,441	$38,481	$30,751	$37,861

Average assets	$2,407,600	$2,378,584	$2,403,455	$2,398,890
Pre-Provision Net Revenue to Average Assets (non-GAAP)	1.10%	1.62%	1.28%	1.58%

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

Comparison of the results of operations

three and six months ended June 30, 2023 and 2022

Overview

For the second quarter of 2023, the Company generated net income of $5.4 million, or $0.94 per diluted share, compared to $7.7 million, or $1.35 per diluted share, for the second quarter of 2022. The $2.3 million, or 30%, decrease in net income was primarily the result of $2.7 million lower net interest income and $0.6 million higher non-interest expenses partially offset by a $0.8 million decrease in the provision for income taxes and $0.3 million increase in non-interest income. In the year-to-date comparison, net income decreased by $2.8 million to $12.4 million, or $2.18 per diluted share, from $15.2 million, or $2.67 per diluted share. The decline was primarily caused by a reduction of $2.9 million in net interest income. An increase of $0.8 million in non-interest expenses was offset by a $0.7 million decrease in the provision for income taxes and $0.2 million higher non-interest income year-over-year.

Return on average assets (ROA) was 0.89% and 1.29% for the second quarters of 2023 and 2022, respectively, and 1.04% and 1.28% for the six months ended June 30, 2023 and 2022, respectively. During the same time periods, return on average shareholders’ equity (ROE) was 12.19% and 18.16%, respectively, and 14.52% and 16.45%, respectively. ROA decreased due to the decline in net income relative to the increase in average assets for the quarter-over-quarter and year-over-year comparisons. ROE decreased primarily due to the net income decreases over the same time periods. Pre-provision net revenue to average assets (non-GAAP) was 1.10% and 1.62% for the three months ended June 30, 2023 and 2022, respectively, and 1.28% and 1.58% for the six months ended June 30, 2023, respectively. The decreases were due to a decline in income before taxes quarter-over-quarter and year-over-year.

Net interest income and interest sensitive assets / liabilities

For the second quarter of 2023, net interest income decreased $2.7 million, or 15%, to $15.5 million from $18.2 million for the second quarter of 2022 due to interest expense growing faster than interest income. The $3.9 million growth in interest income was produced by the addition of $47.4 million in average interest-earning assets and the effect of a 62 basis point increase in FTE yields earned on those assets. The loan portfolio contributed the most to this growth by providing $4.3 million more in FTE interest income, which absorbed $0.5 million lower fees earned under the Paycheck Protection Program (PPP) and $0.3 million less from fair value purchase accounting accretion, due to $142.9 million more in average loans and a 69 basis point increase in the FTE yields earned thereon. In the investment portfolio, the average balance of total securities declined $64.7 million which produced $0.4 million less in FTE interest income.  On the liability side, total interest-bearing liabilities grew $44.5 million, on average, with a 161 basis point increase in rates paid thereon. The 146 basis point increase in rates paid on deposits resulted in $5.7 million more interest expense on deposits for the second quarter of 2023 compared to the 2022 like period. The Company also utilized $64.4 million more in average short-term borrowings during the second quarter of 2023 which added $0.8 million in interest expense.

Net interest income decreased $2.9 million, or 8%, from $35.4 million for the six months ended June 30, 2022 to $32.5 million for the six months ended June 30, 2023, due to $11.0 million higher interest expense partially offset by the $8.1 million increase in interest income.  Total average interest-earning assets increased $32.6 million and FTE yields earned on these assets rose 67 basis points resulting in $8.2 million of growth in FTE interest income.  In the loan portfolio, the Company experienced average balance growth of $142.6 million and an additional 71 basis point in FTE yields which had the effect of producing $8.7 million more FTE interest income, despite $1.2 million less in fees earned under the Paycheck Protection Program (PPP) during the first half of 2023. The average balance of the investment portfolio declined $64.3 million which resulted in $0.6 million in lower FTE interest income. On the liability side, total interest-bearing liabilities grew $28.8 million on average with a 136 basis point increase in rates paid on these interest-bearing liabilities.  The 122 basis point increase in rates paid on interest-bearing deposits resulted in interest expense growth of $9.5 million. An additional $1.4 million in interest expense was incurred from the utilization of $56.7 million more in average short-term borrowings.

The FTE net interest rate spread decreased by 99 and 69 basis points and margin decreased by 52 and 29 basis points, respectively, for the three and six months ended June 30, 2023 compared to the same 2022 periods. In the quarter-over-quarter comparison, the spread and margin decreased due to the rise in rates paid on interest-bearing liabilities which increased faster than the yields earned on interest-earning assets. In the year-to-date comparison, the increase in rates paid on interest-bearing liabilities outpaced the higher yields on interest-earning assets resulting in the lower spread and margin. The overall 137 and 117 basis points cost of funds for the three and six months ended June 30, 2023, which includes the impact of non-interest bearing deposits, increased 120 and 100 basis points compared to the same 2022 periods. The primary reason for the increase was the higher rates paid on deposits compared to the same 2022 periods due to the increases in market interest rates during the period.

For the remainder of 2023, the Company is uncertain about the expected interest rate environment. However, management is primarily reliant on the Federal Open Market Committee's statements and forecast.  The Company’s net interest income performance has been reduced by assetyields being outpaced by higher cost of funds compressing net interest spread. The risk to net interest income improvement is rapid acceleration of deposit rates in the Company's market area. The FOMC increased the federal funds rate by 425 basis points during 2022 and another 25 basis points in each of the months of February, March, May and July 2023, which had a disproportional effect on rates paid on interest-bearing liabilities in 2023. On the asset side, the Prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans was also increased 425 basis points during 2022 and another 100 basis points through July 2023. Consensus economic forecasts are predicting a gradual increases in short-term rate increases throughout the rest of 2023. The 2023 focus is to manage net interest income through a rising forecasted rate cycle by exercising disciplined and proactive loan pricing and managing deposit costs to maintain a reasonable spread, to the extent possible, in order to mitigate further margin compression.

Continued growth in the loan portfolios is expected to boost interest income, and when coupled with a proactive relationship approach to deposit cost setting strategies should help mitigate spread compression and contain the interest rate margin, preventing further reductions below acceptable levels.

The Company’s cost of interest-bearing liabilities was 1.84% and 1.59% for the three and six months ended June 30, 2023, or 161 and 136 basis points higher than the cost for the same 2022 periods. For the month of July 2023, the cost of interest-bearing liabilities was 43 basis points higher than the first half of 2023 at 2.02% which shows the higher costs are expected to continue. The increase in interest paid on deposits contributed to the higher cost of interest-bearing liabilities supplemented by the short-term borrowings utilized during the first half of 2023. The FOMC is expected to gradually increase the federal funds rate in the immediate future, but the Company may continue to experience pressure to further increase rates paid on deposits. To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships, generate new loan volumes, and retain and generate higher levels of average non-interest bearing deposit balances. Strategically deploying non-interest bearing and relationship deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

The Company’s Asset Liability Management (ALM) team meets regularly to discuss among other things, interest rate risk and when deemed necessary adjusts interest rates. ALM is actively addressing the Company's sensitivity to a changing rate environment to ensure interest rate risks are contained within acceptable levels. ALM also discusses revenue enhancing strategies to help combat the potential for a decline in net interest income. The Company’s marketing department, together with ALM, and service-driven branch and relationship managers, continue to develop prudent strategies that will grow the loan portfolio and accumulate relationship driven deposits at costs lower than borrowing costs to improve net interest income performance.

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated. Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for June 30, 2023 and 2022 to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments. This treatment allows a uniform comparison among yields on interest-earning assets. Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for credit losses. Home equity lines of credit (HELOC) are included in the residential real estate category since they are secured by real estate. Net deferred loan (cost amortization)/fee accretion of ($0.2 million) and $0.2 million during the second quarters of 2023 and 2022, respectively, and ($0.5 million) and $0.6 million for the six months ended June 30, 2023 and 2022, respectively, are included in interest income from loans. MNB and Landmark loan fair value purchase accounting adjustments of $0.7 million and $1.0 million are included in interest income from loans and $10 thousand and $115 thousand reduced interest expense on deposits and borrowings for the three months ended June 30, 2023 and 2022. MNB and Landmark loan fair value purchase accounting adjustments of $1.6 million and $1.8 million are included in interest income from loans and $21 thousand and $136 thousand reduced interest expense on deposits and borrowings for the six months ended June 30, 2023 and 2022. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Residual values for direct finance leases are included in the average balances for consumer loans. Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets. Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	June 30, 2023			June 30, 2022
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$9,454	$121	5.13%	$40,554	$80	0.79%
Restricted investments in bank stock	3,834	75	7.88	3,538	33	3.78
Investments:
Agency - GSE	111,797	404	1.45	116,625	443	1.52
MBS - GSE residential	241,246	1,071	1.78	272,801	1,171	1.72
State and municipal (nontaxable)	230,657	1,666	2.90	258,728	1,951	3.02
State and municipal (taxable)	85,991	445	2.08	86,230	450	2.09
Total investments	669,691	3,586	2.15	734,384	4,015	2.19
Loans and leases:
C&I and CRE (taxable)	757,786	10,902	5.77	753,969	9,175	4.88
C&I and CRE (nontaxable)	104,855	1,047	4.01	70,739	576	3.27
Consumer	239,985	2,589	4.33	210,034	2,013	3.85
Residential real estate	522,883	5,384	4.13	447,886	3,855	3.45
Total loans and leases	1,625,509	19,922	4.92	1,482,628	15,619	4.23
Total interest-earning assets	2,308,488	23,704	4.12%	2,261,104	19,747	3.50%
Non-interest earning assets	99,112			117,480
Total assets	$2,407,600			$2,378,584

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$651,384	$2,424	1.49%	$710,692	$503	0.28%
Savings and clubs	223,298	165	0.30	246,242	26	0.04
MMDA	517,622	2,978	2.31	493,481	318	0.26
Certificates of deposit	169,108	1,040	2.47	128,736	103	0.32
Total interest-bearing deposits	1,561,412	6,607	1.70	1,579,151	950	0.24
Secured borrowings	7,529	118	6.30	9,644	(31)	(1.29)
Short-term borrowings	64,558	772	4.80	206	1	1.09
Total interest-bearing liabilities	1,633,499	7,497	1.84%	1,589,001	920	0.23%
Non-interest bearing deposits	568,202			593,120
Non-interest bearing liabilities	29,479			27,164
Total liabilities	2,231,180			2,209,285
Shareholders' equity	176,420			169,299
Total liabilities and shareholders' equity	$2,407,600			$2,378,584
Net interest income - FTE		$16,207			$18,827

Net interest spread			2.28%			3.27%
Net interest margin			2.82%			3.34%
Cost of funds			1.37%			0.17%

	Six months ended
(dollars in thousands)	June 30, 2023			June 30, 2022
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$6,669	$152	4.60%	$53,620	$113	0.43%
Restricted investments in bank stock	4,622	181	7.89	3,384	64	3.83
Investments:
Agency - GSE	112,358	818	1.47	118,630	863	1.47
MBS - GSE residential	245,101	2,177	1.79	270,652	2,260	1.68
State and municipal (nontaxable)	234,619	3,407	2.93	263,457	3,894	2.98
State and municipal (taxable)	86,033	891	2.09	89,657	900	2.02
Total investments	678,111	7,293	2.17	742,396	7,917	2.15
Loans and leases:
C&I and CRE (taxable)	759,483	21,571	5.73	757,641	17,959	4.78
C&I and CRE (nontaxable)	106,760	2,182	4.12	68,973	1,091	3.19
Consumer	237,784	5,013	4.25	204,056	3,886	3.84
Residential real estate	513,599	10,410	4.09	444,368	7,564	3.43
Total loans and leases	1,617,626	39,176	4.88	1,475,038	30,500	4.17
Total interest-earning assets	2,307,028	46,802	4.09%	2,274,438	38,594	3.42%
Non-interest earning assets	96,427			124,452
Total assets	$2,403,455			$2,398,890

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$646,320	$3,745	1.17%	$719,153	$952	0.27%
Savings and clubs	228,666	339	0.30	244,779	52	0.04
MMDA	530,474	5,529	2.10	490,357	546	0.22
Certificates of deposit	154,858	1,612	2.10	131,337	222	0.34
Total interest-bearing deposits	1,560,318	11,225	1.45	1,585,626	1,772	0.23
Secured borrowings	7,538	229	6.13	10,111	34	0.68
Short-term borrowings	56,791	1,356	4.82	104	1	1.09
Total interest-bearing liabilities	1,624,647	12,810	1.59%	1,595,841	1,807	0.23%
Non-interest bearing deposits	577,045			589,760
Non-interest bearing liabilities	29,565			27,087
Total liabilities	2,231,257			2,212,688
Shareholders' equity	172,198			186,202
Total liabilities and shareholders' equity	$2,403,455			$2,398,890
Net interest income - FTE		$33,992			$36,787

Net interest spread			2.50%			3.19%
Net interest margin			2.97%			3.26%
Cost of funds			1.17%			0.17%

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

	Six months ended June 30,
(dollars in thousands)	2023 compared to 2022			2022 compared to 2021
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$(179)	$218	$39	$(48)	$101	$53
Restricted investments in bank stock	30	87	117	8	(12)	(4)
Investments:
Agency - GSE	(46)	1	(45)	388	37	425
MBS - GSE residential	(222)	139	(83)	916	228	1,144
State and municipal	(333)	(68)	(401)	1,345	(43)	1,302
Total investments	(601)	72	(529)	2,649	222	2,871
Loans and leases:
Residential real estate	1,280	1,566	2,846	2,318	(262)	2,056
C&I and CRE	937	3,536	4,473	3,227	(231)	2,996
Consumer	684	443	1,127	795	(30)	765
Total loans and leases	2,901	5,545	8,446	6,340	(523)	5,817
Total interest income	2,151	5,922	8,073	8,949	(212)	8,737

Interest expense:
Deposits:
Interest-bearing checking	(106)	2,898	2,792	279	(121)	158
Savings and clubs	(4)	291	287	14	(24)	(10)
Money market	48	4,935	4,983	138	(109)	29
Certificates of deposit	47	1,344	1,391	45	(155)	(110)
Total deposits	(15)	9,468	9,453	476	(409)	67
Secured borrowings	(11)	206	195	34	-	34
Overnight borrowings	1,353	2	1,355	-	1	1
FHLB advances	-	-	-	(26)	-	(26)
Total interest expense	1,327	9,676	11,003	484	(408)	76
Net interest income	$824	$(3,754)	$(2,930)	$8,465	$196	$8,661

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

For the three months ended June 30, 2023, the provision for credit losses on loans was $0.7 million due to a reduction of $33.1 million in the balance of municipal loans which were replaced by $22.9 million in commercial real estate and $12.8 in residential mortgage growth in the loan portfolio. The provision for credit losses on unfunded loan commitments decreased due to a reduction in the level of unfunded commitments during the quarter, which resulted in a $0.1 million credit to that provision.

For the six months ended June 30, 2023, the provision for credit losses on loans was $0.9 million due to $65.6 million of growth in the loan portfolio for the first half of 2023. The provision for credit losses on unfunded loan commitments increased by $0.2 million due to six large unfunded commercial loan commitments originated during the year.

Due to the Company’s adoption of ASU 2016-13 on January 1, 2023, comparability of the prior period provision is not considered relevant.

The provision for credit losses derives from the reserve required from the allowance for credit losses calculation. The Company continued provisioning for the three and six ended June 30, 2023 to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for credit losses, see “Allowance for credit losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the second quarter of 2023, non-interest income amounted to $4.5 million, an increase of $0.3 million, or 7%, compared to $4.2 million recorded for the same 2022 period. The increase was due to $0.3 million in fees from commercial loans with interest rate hedges, $0.2 million higher service charges on deposits, $0.1 million more trust fees and $0.1 million in recoveries from acquired charged-off loans. Partially offsetting these increases were $0.2 million lower gains on loan sales from less mortgage activity during the second quarter of 2023 compared to the second quarter of 2022. The Company also had a $0.2 million write-down from a branch closure with the property moved to held-for-sale during the second quarter of 2023.

Non-interest income totaled $9.0 million for the six months ended June 30, 2023, an increase of $0.2 million, or 2%, from the $8.8 million recorded for the six months ended June 30, 2022.  The increase was primarily due to $0.3 million in recoveries from acquired charged-off loans, $0.3 million higher deposit service charges, $0.2 million in additional commercial loans fees from interest rate hedges, $0.2 million higher trust fiduciary fees, $0.1 million recorded for a death claim on BOLI and $0.1 million more debit card interchange fees. Partially offsetting these increases were $0.8 million lower gains on loan sales and $0.2 million less loan service charges due to scaled back demand for mortgages and less service fees recorded on commercial loans.

Operating expenses

For the quarter ended June 30, 2023, total non-interest expenses were $13.4 million, an increase of $0.6 million, or 5%, compared to $12.8 million for the same 2022 quarter. Premises and equipment expenses increased $0.4 million, or 19%, primarily due to higher equipment maintenance and rental expenses from investments in new technology. The FDIC assessment expense increased $0.3 million due to the higher assessment rate for 2023 that was approved during 2022. Other increases in non-interest expenses are as follows: $0.2 million in fraud losses and $0.2 million in professional services. Partially offsetting these increases, salary and employee benefits declined $0.5 million, or 7%, to $6.4 million for the second quarter of 2023 from $6.9 million for the second quarter of 2022. The decrease was primarily due to lower employee incentives.

For the six months ended June 30, 2023, non-interest expenses increased $0.8 million, or 3%, compared to the six months ended June 30, 2022, from $25.5 million to $26.3 million.  Premises and equipment expenses increased $0.6 million, or 15%, due primarily to higher expenses for equipment maintenance and rentals. Professional service expenses grew $0.5 million due to additional consulting, legal and audit expenses. Fraud losses increased $0.3 million due to more counterfeit checks. Partially offsetting these increases, salaries and employee benefit expenses declined $0.7 million, or 5%.  The decrease was primarily due to less incentive expense. PA shares tax expense was also $0.3 million lower from declines in shareholders' equity.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, were 1.45% and 1.40% for the six months ended June 30, 2023 and 2022. The expense ratio increased because of higher non-interest expenses. The efficiency ratio (non-GAAP) increased from 55.86% at June 30, 2022 to 61.10% at June 30, 2023 due to non-interest expenses increasing as net interest income declined. For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Provision for income taxes

The provision for income taxes decreased $0.7 million for the six months ended June 30, 2023 compared to the same 2022 period due to tax credits from plug-in hybrid electric vehicles and lower income before taxes. The Company's effective tax rate was 12.8% at June 30, 2023 compared to 14.4% at June 30, 2022. The difference between the effective rate and the enacted statutory corporate rate of 21% is due mostly to the effect of tax-exempt income in relation to the level of pre-tax income. The decrease in the effective tax rate was primarily due to lower pre-tax income and the aforementioned tax credits. Due to challenges relating to current market conditions, the Company may not have the ability to make a reliable estimate of all or part of its ordinary income which could cause volatility in the effective tax rate. If the federal corporate tax rate is increased, the Company’s net deferred tax liabilities and deferred tax assets will be re-valued upon adoption of the new tax rate. A federal tax rate increase will increase net deferred tax assets with a corresponding decrease to provision for income taxes.

Comparison of financial condition at

 June 30, 2023 and December 31, 2022

Overview

Consolidated assets increased $62.9 million to $2.4 billion as of June 30, 2023 approximately the same as December 31, 2022. The increase in assets occurred primarily in the loan portfolio partially offset by a decline in the investment portfolio.  The reduction in the investment portfolio was primarily caused by the sale of securities in order to pay down short-term borrowings.  Loan portfolio increases were funded by growth in short-term borrowings.

Funds Deployed:

Investment securities

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM). To date, management has not purchased any securities for trading purposes. Some of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them. The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions. Debt securities AFS are carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (AOCI). Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity. For the six months ended June 30, 2023, AOCI improved by $5.0 million due to the change in fair value of the Company's investment securities.

Effective April 1, 2022, the Company transferred agency and municipal bonds with a book value of $245.5 million from AFS to HTM in order to apply the accounting for securities HTM to mitigate the effect AFS accounting has on the balance sheet. The bonds that were transferred had the highest price volatility and consisted of fixed-rate securities representing 70% of the agency portfolio, 70% of the taxable municipal portfolio each laddered out on the short to intermediate part of the yield curve and 35% of the tax-exempt municipal portfolio on the long end of the yield curve were identified as the best candidates given the Company’s ability to hold those bonds to maturity. The market value of the securities on the date of the transfer was $221.7 million, after netting unrealized losses totaling $18.9 million. The $18.9 million, net of deferred taxes, will be accreted into other comprehensive income over the life of the bonds. As of June 30, 2023, the carrying value of held-to-maturity securities was $223.5 million, net of $16.6 million in remaining transferred after-tax unrealized losses.

As of June 30, 2023, the carrying value of investment securities amounted to $604.3 million, or 25% of total assets, compared to $643.6 million, or 27% of total assets, as of December 31, 2022. On June 30, 2023, 33% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations. The mortgage-backed securities portfolio includes only pass-through bonds issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association (GNMA).

The Company’s municipal (obligations of states and political subdivisions) portfolio is comprised of tax-free municipal bonds with a book value of $238.8 million and taxable municipal bonds with a book value of $92.2 million. The overall credit ratings of these municipal bonds was as follows: 38% AAA, 61% AA, and 1% A. For municipal securities HTM, the Company utilized a third-party model to analyze whether a credit loss reserve is needed for these bonds. The amount of the credit loss reserve calculated was immaterial because of the underlying strong credit quality of the municipal portfolio.

During the first six months of 2023, the carrying value of total investments decreased $39.3 million, or 6%. During January 2023 with the 10-year U.S. Treasury yield declining, $31.2 million of securities were able to be sold yielding 3.62% (FTE yield of 4.33%) at a breakeven level. These proceeds were used to pay down FHLB overnight borrowings costing 4.80% at that time. Additionally, principal reductions during the first six months of 2023 totaled $13.4 million. Partially offsetting the decreases, was an improvement in the unrealized loss position of $6.3 million in the AFS portfolio. The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company. Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile.

A comparison of investment securities at June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023				December 31, 2022
(dollars in thousands)	Amount	%	Book yield	Reprice term	Amount	%	Book yield	Reprice term
HTM securities:
Obligations of states & political subdivisions - tax exempt	$83,453	13.8%	2.1%	21.3	$83,426	13.0%	3.8%	21.8
Obligations of states & political subdivisions - taxable	59,188	9.8	2.1	11.8	59,012	9.1	3.1	12.3
Agency - GSE	80,838	13.4	1.4	6.9	80,306	12.5	2.6	7.4
Total HTM securities	$223,479	37.0%	1.8%	13.6	$222,744	34.6%	3.2%	14.1
AFS debt securities:
MBS - GSE residential	$201,852	33.3%	1.8%	6.5	$217,435	33.8%	1.8%	6.4
Obligations of states & political subdivisions - tax exempt	129,110	21.4	2.1	11.5	149,131	23.2	2.6	11.4
Obligations of states & political subdivisions - taxable	22,877	3.8	1.6	6.1	22,763	3.5	1.6	6.6
Agency - GSE	26,946	4.5	1.2	4.8	31,533	4.9	1.4	4.6
Total AFS debt securities	$380,785	63.0%	1.9%	8.0	$420,862	65.4%	2.0%	8.0
Total securities	$604,264	100.0%	1.9%	10.0	$643,606	100.0%	2.4%	9.9

The investment securities portfolio contained no private label mortgage-backed securities, collateralized mortgage obligations, collateralized debt obligations, or trust preferred securities, and no off-balance sheet derivatives were in use. The portfolio had no adjustable-rate instruments as of June 30, 2023 and December 31, 2022. However, management is currently evaluating, with a third-party derivative expert company, an opportunity to utilize fair value hedge portfolio layer method to designate and swap a portion of the fixed rate AFS portfolio. The Company has an approved Derivative Policy that requires Board pre-approval on such balance sheet hedging activates as well as ongoing reporting to its ALCO Committee.

Investment securities were comprised of AFS and HTM securities as of June 30, 2023 and December 31, 2022. The AFS securities were recorded with a net unrealized loss of $61.6 million and a net unrealized loss of $67.9 million as of June 30, 2023 and December 31, 2022, respectively. Of the $6.3 million net improvement; $4.2 million was attributable to municipal securities; $1.7 million was attributable to mortgage-backed securities and $0.4 million was attributable to agency securities. During the second quarter of 2022, securities with net unrealized losses totaling $23.9 million were transferred to HTM and for the six months ended June 30, 2023 $1.1 million was accreted against other comprehensive income. The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve. Generally, the values of debt securities move in the opposite direction of the changes in interest rates. As interest rates along the treasury yield curve rise, especially at the intermediate and long end, the values of debt securities tend to decline. Whether or not the value of the Company’s investment portfolio will change above or below its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio. Management does not consider the reduction in value attributable to changes in credit quality. Correspondingly, when interest rates decline, the market values of the Company’s debt securities portfolio could be subject to market value increases.

As of June 30, 2023, the Company had $291.7 million in public deposits, or 14% of total deposits. As of June 30, 2023, trust deposits were $96.7 million, or 4% of total deposits. Pennsylvania state law requires the Company to maintain pledged securities on public and trust deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers. As of June 30, 2023, the balance of pledged securities required for public and trust deposits was $382.0 million, or 63% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether impairment exists and whether the impairment is temporary or other-than-temporary. Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security is other-than-temporarily impaired. If a decline in value is deemed to be other-than-temporary, a contra-asset is recorded for the OTTI on both HTM and AFS securities, limited by the amount that the fair value is less than the amortized cost basis. During the quarter ended June 30, 2023, the Company did not incur other-than-temporary impairment charges from its investment securities portfolio.

Restricted investments in bank stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh. Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level. In addition, the Company earns a return or dividend based on the amount invested. Atlantic Community Bankers Bank (ACBB) stock totaled $82 thousand as of June 30, 2023 and December 31, 2022. The balance in FHLB stock was $3.6 million and $5.2 million as of June 30, 2023 and December 31, 2022, respectively.  The dividends received from the FHLB totaled $161 thousand and $66 thousand for the six months ended June 30, 2023 and 2022, respectively.

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

As of June 30, 2023 and December 31, 2022, loans HFS consisted of residential mortgages with carrying amounts of $1.8 million and $1.6 million, respectively, which approximated their fair values. During the six months ended June 30, 2023, residential mortgage loans with principal balances of $23.2 million were sold into the secondary market and the Company recognized net gains of $0.4 million, compared to $52.3 million and $1.2 million, respectively, during the six months ended June 30, 2022.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster personal relationships. At June 30, 2023 and December 31, 2022, the servicing portfolio balance of sold residential mortgage loans was $469.9 million and $465.7 million, respectively, with mortgage servicing rights of $1.5 million and $1.6 million for the same periods, respectively.

Loans and leases

As of June 30, 2023, the Company had gross loans and leases totaling over $1.6 billion, an increase of $65.6 million, or 4%, compared to almost $1.6 billion at December 31, 2022.

During the six months ended June 30, 2023, the growth in the portfolio was primarily attributed a $19.7 million increase in the commercial portfolio and a $37.5 million increase in the residential portfolio, the result of a higher percentage of adjustable rate mortgages recorded as held-for-investment during this period.

The composition of the loan portfolio at June 30, 2023 and December 31, 2022 is summarized as follows:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Amount	%	Amount	%
Commercial and industrial:
Commercial	$135,164	8.3%	$141,122	9.0%
Municipal	77,018	4.7	72,996	4.7
Commercial real estate:
Non-owner occupied	314,838	19.3	318,296	20.3
Owner occupied	294,718	18.1	284,677	18.2
Construction	39,057	2.4	24,005	1.5
Consumer:
Home equity installment	58,623	3.6	59,118	3.8
Home equity line of credit	52,501	3.2	52,568	3.4
Auto loans - Recourse	11,924	0.7	12,929	0.8
Auto loans - Non-recourse	121,230	7.4	114,909	7.3
Direct finance leases	34,691	2.1	33,223	2.1
Other	13,882	0.9	11,709	0.7
Residential:
Real estate	429,816	26.4	398,136	25.5
Construction	48,087	2.9	42,232	2.7
Gross loans	1,631,549	100.0%	1,565,920	100.0%
Less:
Allowance for credit losses	(18,350)		(17,149)
Unearned lease revenue	(1,885)		(1,746)
Net loans	$1,611,314		$1,547,025

Loans held-for-sale	$1,808		$1,637

Commercial & industrial (C&I) and commercial real estate (CRE)

As of June 30, 2023, the commercial portfolio increased by $19.7 million, or 2%, to $860.8 million compared to the December 31, 2022 balance of $841.1 million due to two owner-occupied commercial real estate loans totaling $19.6 million.

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

For the six months ended June 30, 2023, commercial and industrial loans decreased $5.9 million, or 4%, from $141.1 million at December 31, 2022 to $135.2 million at June 30, 2023, which was the result of originations and line advances not keeping pace with scheduled payments and line pay-downs/offs, as most businesses utilized excess cash balances to repay floating-rate debt.

Municipal loans are secured by the full faith and credit of respective local government units located in the Commonwealth of Pennsylvania authorized in accordance with the Local Government Unit Debt Act. These loans have a long history of performance within contractual terms with no defaults noted.

For the six months ended June 30, 2023, municipal loans increased $4.0 million, or 6%, from $73.0 million at December 31, 2022 to $77.0 million at June 30, 2023, which was attributed to $3.3 million in originations during the year, excluding municipal loans originated and paid off during the first half of 2023, along with advances on loan commitments.

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

For the six months ended June 30, 2023, non-owner occupied commercial real estate decreased $3.5 million, or 1%, from $318.3 million at December 31, 2022 to $314.8 million at June 30, 2023, which was attributed to scheduled monthly payments.

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

For the six months ended June 30, 2023, owner occupied commercial real estate increased $10.0 million, or 4%, from $284.7 million at December 31, 2022 to $294.7 million at June 30, 2023, which was attributed to a $10 million CRE loan originated during the second quarter.

Construction lending consists of commercial and residential site development loans, as well as commercial building construction and residential housing construction loans. Management prefers lending to well-established developers with a proven track record and strong business and guaranteed with owners’ personal financial conditions.

For the six months ended June 30, 2023, commercial construction increased $15.1 million, or 63%, from $24.0 million at December 31, 2022 to $39.1 million at June 30, 2023, which was primarily attributable to $10.8 million in fundings on four large construction loans and $4.1 million in originations.

Consumer

The consumer loan portfolio consisted of home equity installment, home equity line of credit, non-recourse auto loans, recourse auto loans, direct finance leases and other consumer loans.

As of June 30, 2023, the consumer loan portfolio increased by $8.4 million, or 3%, to $292.8 million compared to the December 31, 2022 balance of $284.4 million, primarily due to growth in the non-recourse auto portfolio from continued demand for higher priced automobiles and new dealer relationships.

Residential

As of June 30, 2023, the residential loan portfolio increased by $37.5 million, or 9%, to $477.9 million compared to the December 31, 2022 balance of $440.4 million. The increase was due to a shift from mortgage loans sold to loans held-for-investment due to increased jumbo loans, the pricing of loans in the secondary market and $22.4 million more adjustable-rate mortgages which are not being sold in the secondary market.

The residential loan portfolio consisted primarily of held-for-investment residential loans for primary residences, including approximately $363 million in fixed-rate and $67 million in adjustable-rate mortgages as of June 30, 2023. Management expects the sudden historic rise in interest rates to impact demand for residential mortgages for the remainder of 2023.

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

The following tables set forth the activity in the allowance for credit losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	three months ended		twelve months ended		six months ended
(dollars in thousands)	June 30, 2023		December 31, 2022		June 30, 2022

Balance at beginning of period	$17,149		$15,624		$15,624

Charge-offs:
Commercial and industrial	(320)		(371)		(31)
Commercial real estate	(32)		(67)		(1)
Consumer	(245)		(377)		(136)
Residential	-		-		-
Total	(597)		(815)		(168)

Recoveries:
Commercial and industrial	22		11		4
Commercial real estate	41		153		28
Consumer	126		74		50
Residential	10		2		2
Total	199		240		84
Net charge-offs	(398)		(575)		(84)
Impact of adopting ASC 326	618		-		-
Initial allowance on loans purchased with credit deterioration	126		-		-
Provision for credit losses on loans	855		2,100		1,050
Balance at end of period	$18,350		$17,149		$16,590

Allowance for credit losses to total loans	1.13%		1.10%		1.11%
Net charge-offs to average total loans outstanding	0.05%		0.04%		0.01%
Average total loans	$1,617,626		$1,500,796		$1,475,038
Loans 30 - 89 days past due and accruing	$1,148		$1,838		$1,168
Loans 90 days or more past due and accruing	$47		$33		$49
Non-accrual loans	$3,493		$2,535		$3,206
Allowance for credit losses to non-accrual loans	5.25	x	6.76	x	5.17	x
Allowance for credit losses to non-performing loans	5.18	x	6.68	x	5.10	x

For the six months ended June 30, 2023, the allowance increased $1.2 million, or 7%, to $18.3 million from $17.1 million at December 31, 2022. The increase in the allowance was based on a $0.7 million adjustment related to the adoption of CECL on January 1, 2023 including a $0.1 million initial allowance on Purchase Credit Deteriorated (PCD) loans related to the reclassification of Purchase Credit Impaired (PCI) loans to PCD along with provisioning of $0.9 million partially offset by net charge-offs of $0.4 million.

The allowance for credit losses as a percentage of total loans increased to 1.13% as of June 30, 2023 compared to 1.10% at December 31, 2022 as the increase in the allowance (7%) outpaced the growth in the loan portfolio (4%).

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

Although key loss driver assumptions used in the ACL estimate remained largely stable from the day one estimate to the estimate as of June 30, 2023, the ACL estimate increased based on growth in the loan and lease portfolio and changes in the composition of the portfolio. Key loss driver assumptions included the median Federal Open Market Committee (FOMC) National Gross Domestic Product (GDP) and unemployment rate forecasts, the Federal Housing Finance Agency (FHFA) House Price Index (HPI), prepayment and curtailment rates, and estimated remaining loan lives.

Qualitative factors for the ACL estimate as of June 30, 2023 increased slightly compared to the day one estimate based on higher delinquency in the HELOC portfolio and an increased weighted average risk rating in the commercial real estate portfolio.

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

(dollars in thousands)	For the six months ended June 30, 2023	% of Total Net Charge-offs	For the six months ended June 30, 2022	% of Total Net Charge-offs
Net charge-offs
Commercial and industrial	$(298)	75%	$(27)	32%
Commercial real estate	9	(2)	27	(32)
Consumer	(119)	30	(86)	102
Residential	10	(3)	2	(2)
Total net charge-offs	$(398)	100%	$(84)	100%

For the six months ended June 30, 2023, net charge-offs against the allowance totaled $398 thousand compared with net charge-offs of $84 thousand for the six months ended June 30, 2022, representing a $314 thousand increase due to an increase in commercial & industrial net charge-offs, which was driven by a $300 thousand charge-off to a single borrower. Net charge-offs increased as a percentage of the total loan portfolio at 0.05% for the six months ended June 30, 2023 compared to 0.01% for the six months ended June 30, 2023.

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

	June 30, 2023		December 31, 2022		June 30, 2022
		Category		Category		Category
		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$8,578	40%	$7,162	39%	$6,963	40%
Commercial and industrial	2,361	13	2,924	15	2,745	15
Consumer	2,514	18	2,827	18	2,770	18
Residential real estate	4,847	29	4,169	28	4,037	27
Unallocated	50	-	67	-	75	-
Total	$18,350	100%	$17,149	100%	$16,590	100%

As of June 30, 2023, the commercial loan portfolio, consisting of CRE and C&I loans, comprised 60% of the total allowance for credit losses compared with 59% on December 31, 2022. The commercial loan allowance allocation increased based on the adoption of CECL and changes in how reserves are estimated compared to the previous incurred loss methodology.

As of June 30, 2023, the consumer loan portfolio comprised 14% of the total allowance for credit losses compared with 17% on December 31, 2022 due to the relative growth in the consumer portfolio. The consumer loan allowance allocation decreased based on the adoption of CECL and changes in how reserves are estimated compared to the previous incurred loss methodology.

As of June 30, 2023, the residential loan portfolio comprised 26% of the total allowance for credit losses compared with 24% on December 31, 2022. The residential loan allowance allocation increased based on the adoption of CECL and changes in how reserves are estimated compared to the previous incurred loss methodology.

As of June 30, 2023, the unallocated reserve, representing the portion of the allowance not specifically identified with a loan or groups of loans, was less than 1% of the total allowance for credit losses, unchanged from December 31, 2022.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, other real estate owned (ORE) and repossessed assets. Based on the Company’s adoption of ASU 2022-02, Financial Instruments-Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures, the recognition and measurement guidance related to troubled debt restructurings (TDR) has been eliminated. As such, TDRs were removed from non-performing assets at June 30, 2023, December 31, 2022, and June 30, 2022 in the following table to adhere to this standard and provide better comparability.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	June 30, 2023	December 31, 2022	June 30, 2022

Loans past due 90 days or more and accruing	$47	$33	$49
Non-accrual loans	3,493	2,535	3,206
Total non-performing loans	3,540	2,568	3,255
Other real estate owned and repossessed assets	87	168	128
Total non-performing assets	$3,627	$2,736	$3,383

Total loans, including loans held-for-sale	$1,631,472	$1,565,811	$1,494,316
Total assets	$2,441,232	$2,378,372	$2,414,940
Non-accrual loans to total loans	0.21%	0.16%	0.21%
Non-performing loans to total loans	0.22%	0.16%	0.22%
Non-performing assets to total assets	0.15%	0.12%	0.14%

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

Non-performing assets represented 0.15% of total assets at June 30, 2023 compared with 0.12% at December 31, 2022. The increase resulted from a $0.9 million, or 33%, increase in non-performing assets which outpaced the growth in total assets (3%) during this period. Non-performing assets increased due to recognition of $1.5 million in Purchase Credit Deteriorated (PCD) loans, now classified as non-accrual loans, consistent with the changes in financial reporting under ASC Topic 326 (CECL). This was partially offset by a $0.5 million decrease in non-PCD non-accrual loans as well as a $0.1 million decrease in other real estate owned.

At June 30, 2023, there were a total of 33 non-accrual loans to 28 unrelated borrowers with balances that ranged from less than $1 thousand to $1.3 million, or $3.5 million in the aggregate. At December 31, 2022, there were a total of 39 non-accrual loans to 29 unrelated borrowers with balances that ranged from less than $1 thousand to $0.6 million, or $2.5 million in the aggregate.

There were two direct finance leases totaling $47 thousand that was over 90 days past due as of June 30, 2023 compared to one direct finance lease and one non-recourse auto loan totaling $33 thousand that were over 90 days past due as of December 31, 2022. All loans were well secured and in the process of collection.

The Company seeks payments from all past due customers through an aggressive customer communication process. Unless well-secured and in the process of collection, past due loans will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

The composition of non-performing loans as of June 30, 2023 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial:
Commercial	$135,164	$-	$636	$636	0.47%
Municipal	77,018	-	-
Commercial real estate:
Non-owner occupied	314,838	-	168	168	0.05%
Owner occupied	294,718	-	2,137	2,137	0.73%
Construction	39,057	-	-	-	-
Consumer:
Home equity installment	58,623	-	102	102	0.17%
Home equity line of credit	52,501	-	90	90	0.17%
Auto loans-Recourse	11,924	-	9	9	0.08%
Auto loans-Non Recourse	121,230	-	84	84	0.07%
Direct finance leases *	32,806	47	-	47	0.14%
Other	13,882	-	1	1	0.01%
Residential:
Real estate	429,816	-	266	266	0.06%
Construction	48,087	-	-	-	-
Loans held-for-sale	1,808	-	-	-	-
Total	$1,631,472	$47	$3,493	$3,540	0.22%

*Net of unearned lease revenue of $1.9 million.

Payments received from non-accrual loans are recognized on a cost recovery method. Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. If the non-accrual loans that were outstanding as of June 30, 2023 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $195 thousand.

Foreclosedassets held-for-sale

From December 31, 2022 to June 30, 2023, foreclosed assets held-for-sale (ORE) declined from $168 thousand to $87 thousand, a $81 thousand decrease, which was attributed to one ORE property being transferred to non-accrual due to administrative error during the first quarter. One property totaling $86 thousand was added to ORE during 2023.

The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$168	2	$434	5

Additions	86	1	762	3
Pay downs	-		(6)
Write downs	-		(17)
Transfers	(167)	(1)	-
Sold	-	-	(1,005)	(6)
Balance at end of period	$87	2	$168	2

As of June 30, 2023, ORE consisted of two properties securing loans to two unrelated borrowers totaling $87 thousand. One property ($86 thousand) was added in 2023 and one property ($1 thousand) was added in 2017. Both properties are listed for sale.

As of June 30, 2023 and December 31, 2022, the Company had no other repossessed assets held-for-sale.

Cash surrender value of bank owned life insurance

The Company maintains bank owned life insurance (BOLI) for a chosen group of employees at the time of purchase, namely its officers, where the Company is the owner and sole beneficiary of the policies. BOLI is classified as a non-interest earning asset. Increases in the cash surrender value are recorded as components of non-interest income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance and its tax-free advantage to the Company. This profitability is used to offset a portion of current and future employee benefit costs. The BOLI cash surrender value build-up can be liquidated if necessary, with associated tax costs. However, the Company intends to hold this pool of insurance, because it provides income that supports employee benefit cost increases which enhances the Company’s capital position. Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.  The Company received a death benefit claim on two owned policies and received $0.8 million in return of cash surrender value and $0.1 million in other income during the first quarter of 2023.

Premises and equipment

Net of depreciation, premises and equipment was relatively unchanged during the first half of 2023. The Company purchased $0.7 million in fixed assets and added $1.9 million in construction in process during the first half of 2023. These increases were partially offset by $1.2 million in depreciation expense. The Company closed the Hazle Township branch on March 31, 2023 and listed it for sale during the second quarter of 2023 resulting in a transfer of $0.7 million from premises and equipment to other assets held-for-sale. The Company is planning to open a new branch in Wilkes-Barre in 2023. The Company has recently begun remodeling the Main Branch located in Dunmore, PA and estimated costs for the project are currently $3.9 million. The Company began corporate headquarters construction which may continue to increase construction in process and is evaluating its branch network looking for consolidation that makes sense for more efficient operations.

On December 23, 2020, the Commonwealth of Pennsylvania authorized the release of $2.0 million in Redevelopment Assistance Capital Program (RACP) funding for the Company’s headquarters project in Lackawanna County. On December 2, 2021, the Company announced it would be receiving an additional $2.0 million in RACP funding in support of the project. The $4.0 million in total RACP grant funds will be allocated to the renovation and rehabilitation of the historic building located in downtown Scranton which will be used for the new corporate headquarters. The Company currently estimates net remaining costs for the corporate headquarters could range from $15 million to $20 million. This range estimate may expand because it is subject to supply chain issues, commodities pricing and results of final planning over approximately two years through early 2025. In addition, the Company currently is in the process of pursuing a federal historic preservation tax credit which would provide a 20% tax credit on qualified improvements on the historic property.

Other assets

During the first half of 2023, the $0.4 million decrease in other assets was due mostly to a $1.1 million decrease in deferred tax assets primarily from lower net unrealized losses in the investment portfolio partially offset by a $0.6 million increase in other assets held-for-sale.

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

The following table represents the components of deposits as of the date indicated:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$646,304	30.0%	$664,439	30.7%
Savings and clubs	218,903	10.2	238,174	11.0
Money market	523,840	24.3	544,468	25.1
Certificates of deposit	180,472	8.4	117,224	5.4
Total interest-bearing	1,569,519	72.9	1,564,305	72.2
Non-interest bearing	582,473	27.1	602,608	27.8
Total deposits	$2,151,992	100.0%	$2,166,913	100.0%

Total deposits decreased $14.9 million, or 1%, to $2.2 billion at June 30, 2023 from $2.2 billion at December 31, 2022. During the first half of 2023, one relationship transferred approximately $35 million from money market accounts to interest-bearing checking accounts at the bank. Money market accounts declined $20.6 million primarily due to this transfer and shifting of funds to CD accounts partially offset by a $21.7 million increase in a trust sweep account, transfers in from non-interest bearing checking accounts and other business account growth. Non-interest bearing checking accounts decreased $20.1 million primarily due to declines in personal and business checking accounts from shifts to interest-bearing products. Savings and club accounts also decreased $19.3 million primarily due to personal savings declines and shifts to CDs and money market accounts. Interest-bearing checking accounts decreased $18.1 million during the first half of 2023 primarily from outflow of public funds from municipalities withdrawing American Rescue Plan Act funds and seasonal decline in school district accounts. The Company focuses on obtaining a full-banking relationship with existing checking account customers as well as forming new customer relationships. The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop creative programs for its customers to maintain and grow core deposits. For the first half of 2023, the Company experienced deposit balance declines as clients transferred their deposits to investments to earn higher interest and pay down debts and consumer spending. We currently expect this trend of cash usage due to the impact of inflation on consumer and business spending and deposit mix shifts due to the high interest rate environment to continue throughout the second half of 2023. Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset future deposit growth.

Partially offsetting these non-maturing deposit decreases, CDs increased $63.2 million, or 54%, during the first half of 2023. CD balances started to improve as promotional rates increased. Some maturing CDs were closed as customers could earn higher yields by investing the money into other products. The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program and Insured Cash Sweep (ICS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000. The Company did not have any CDARs as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, ICS reciprocal deposits represented $81.0 million and $26.3 million, or 4% and 1%, of total deposits which are included in interest-bearing checking accounts in the table above. The $54.7 million increase in ICS deposits is primarily due to one large business relationship that transferred deposits to ICS accounts from other interest-bearing checking accounts.

As of June 30, 2023, total uninsured deposits were estimated to be $878.7 million, or 41% of total deposits. The estimate of uninsured deposits is based on the same methodologies and assumptions used for regulatory reporting requirements. The Company aggregates deposit products by taxpayer identification number and classifies into ownership categories to estimate amounts over the FDIC insurance limit. As of June 30, 2023, the ratio of uninsured and non-collateralized deposits to total deposits was approximately 23%. Collateralized deposits totaled $382.0 million, or 18%, of total deposits as of June 30, 2023.

The maturity distribution of certificates of deposit that meet or exceed the FDIC limit, by account, at June 30, 2023 is as follows:

(dollars in thousands)
Three months or less	$3,955
More than three months to six months	4,387
More than six months to twelve months	21,501
More than twelve months	24,164
Total	$54,007

Approximately 22% of the CDs, with a weighted-average interest rate of 0.94%, are scheduled to mature in the second half of 2023 and an additional 60%, with a weighted-average interest rate of 3.32%, are scheduled to mature in 2024. Renewing CDs are currently expected to re-price to higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products. The Company plans to continue to address repricing CDs in the ordinary course of business on a relationship pricing basis and is prepared to match rates when prudent to maintain relationships. Growth in CD accounts is challenged by the current and expected rate environment and clients’ preference for short-term rates. The Company will continue to develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists. The Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Short-term borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

Short-term borrowings may include overnight balances with FHLB line of credit and/or correspondent bank’s federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations. The Company used $76.1 million in short-term borrowings to fund loan growth for the first half of 2023. The short-term borrowings included $32.0 million borrowed through the Federal Reserve Bank Term Funding Program (BTFP) up to one year costing 4.38% by pledging $32.0 million in securities. As of June 30, 2023, the Company had the ability to borrow $172.9 million from the Federal Reserve borrower-in-custody program, $145.9 million in overnight borrowings with the FHLB open-repo line of credit and $20.0 million from lines of credit with correspondent banks.

Secured borrowings

As of June 30, 2023 and December 31, 2022, the Company had 8 secured borrowing agreements with third parties with a fair value of $7.5 million and $7.6 million, respectively, related to certain sold loan participations that did not qualify for sales treatment acquired from Landmark. Secured borrowings are expected to decrease for 2023 from scheduled amortization and, when possible, early pay-offs.

FHLB advances

The Company had no FHLB advances as of June 30, 2023 and December 31, 2022. As of June 30, 2023, the Company had the ability to borrow an additional $637.8 million from the FHLB, including any overnight borrowings. The Company does not expect to have any FHLB advances in the second half of 2023.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO in gauging the effects of interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At June 30, 2023, the Company maintained a one-year cumulative gap of negative (liability sensitive) $181.6 million, or -7%, of total assets. The effect of this negative gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of rising interest rates. Conversely, in a decreasing interest rate environment, net interest income could be positively impacted because more liabilities than assets will re-price downward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at June 30, 2023:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$34,338	$-	$-	$35,294	$69,632
Investment securities (1)(2)	6,279	16,992	47,790	536,931	607,992
Loans and leases (2)	311,595	236,362	457,003	608,162	1,613,122
Fixed and other assets	-	53,892	-	96,594	150,486
Total assets	$352,212	$307,246	$504,793	$1,276,981	$2,441,232
Total cumulative assets	$352,212	$659,458	$1,164,251	$2,441,232

Non-interest-bearing transaction deposits (3)	$-	$58,306	$160,064	$364,103	$582,473
Interest-bearing transaction deposits (3)	591,648	-	318,960	478,439	1,389,047
Certificates of deposit	17,551	91,211	66,165	5,545	180,472
Secured borrowings	6,213	-	1,285	-	7,498
Short-term borrowings	76,111	-	-	-	76,111
Other liabilities	-	-	-	27,887	27,887
Total liabilities	$691,523	$149,517	$546,474	$875,974	$2,263,488
Total cumulative liabilities	$691,523	$841,040	$1,387,514	$2,263,488

Interest sensitivity gap	$(339,311)	$157,729	$(41,681)	$401,007
Cumulative gap	$(339,311)	$(181,582)	$(223,263)	$177,744

Cumulative gap to total assets	(13.9)%	(7.4)%	(9.1)%	7.3%
(1)	Includes restricted investments in bank stock and the net unrealized gains/losses on available-for-sale securities.
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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at June 30, 2023 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the June 30, 2023 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	(8.4)%	(0.1)%
Net income	(18.8)	(1.7)
Economic value at risk:
Economic value of equity	(19.1)	7.7
Economic value of equity as a percent of total assets	(2.1)	0.9

In the scenarios in the above table, the Board-approved policy has the following guidelines: net interest income within +/- 10%, net income within +/- 25%, economic value of equity within +/- 25%, economic value of equity as a percent of total assets within +/-5%.

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At June 30, 2023, the Company’s risk-based capital ratio was 14.71%.

Given the existing economic and interest rate conditions along with the recent increase in earnings at risk exposure to rising rates, management is evaluating to pursue balance sheet hedging opportunities on both sides of balance sheet with an independent third-party vendor with derivative expertise in response to mitigate these interest rate risks on net interest income. The Company has a derivative policy in place and any balance sheet hedges require Board pre-approval along with quarterly monitoring requirements by the Company's ALCO Committee.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning July 1, 2023, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$63,178	$(5,816)	(8.4)%
+100 basis points	66,491	(2,503)	(3.6)%
Flat rate	68,994	-	-%
-100 basis points	68,953	(41)	(0.1)%
-200 basis points	68,929	(65)	(0.1)%

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

Liquidity

Liquidity management ensures that adequate funds will be available to meet customers’ needs for borrowings, deposit withdrawals and maturities, facility expansion and normal operating expenses. Sources of liquidity are cash and cash equivalents, asset maturities and pay-downs within one year, loans HFS, investments AFS, growth of core deposits, utilization of borrowing capacities from the FHLB, correspondent banks, IntraFi's ICS and One-Way Buy program, the Discount Window of the Federal Reserve Bank of Philadelphia (FRB), Atlantic Community Bankers Bank (ACBB) and proceeds from the issuance of capital stock. Though regularly scheduled investment and loan payments are dependable sources of daily liquidity, sales of both loans HFS and investments AFS, deposit activity and investment and loan prepayments are significantly influenced by general economic conditions including the interest rate environment. During low and declining interest rate environments, prepayments from interest-sensitive assets tend to accelerate and provide significant liquidity that can be used to invest in other interest-earning assets but at lower market rates. Conversely, in periods of high or rising interest rates, prepayments from interest-sensitive assets tend to decelerate causing prepayment cash flows from mortgage loans and mortgage-backed securities to decrease. Rising interest rates may also cause deposit inflow but priced at higher market interest rates or could also cause deposit outflow due to higher rates offered by the Company’s competition for similar products. The Company closely monitors activity in the capital markets and takes appropriate action to ensure that the liquidity levels are adequate for funding, investing and operating activities.

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee. As of June 30, 2023, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the six months ended June 30, 2023, the Company generated $40.5 million of cash. During the period, the Company’s operations provided approximately $15.1 million mostly from $34.4 million of net cash inflow from the components of net interest income partially offset by net non-interest expense/income related payments of $17.4 million and $1.7 million in quarterly estimated tax payments. Cash inflow from interest-earning assets, the sale of securities, short-term borrowings and loan payments were used to fund the loan portfolio, invest in bank premises and equipment and make net dividend payments. The Company received a large amount of public deposits over the past six years. The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities. Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs. The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

During January 2023, the Company sold $31.2 million in AFS securities at breakeven to generate liquidity in order to pay down overnight borrowings which will result in interest expense savings. Management will continue to execute strategies to generate liquidity when it makes sense for the Company's operations.

During 2021 and 2022, the Company also experienced deposit inflow resulting from businesses and municipalities that received relief from the CARES Act, American Rescue Plan Act ("ARPA") and other government stimulus. There is uncertainty about the length of time that these deposits will remain which could require the Company to maintain elevated cash balances.  During the first half of 2023, the Company experienced an outflow of $54.3 million in ARPA funds, or approximately 56% of the balance of these funds from the end 2022. The Company will continue to monitor deposit fluctuations for other significant changes.

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

Lending commitments include commitments to originate loans and commitments to fund unused lines of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Unfunded commitments of existing loan facilities totaled $364.0 million, standby letters of credit totaled $17.0 million and the level of uninsured and non-collateralized deposits was $496.7 million at June 30, 2023. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As of June 30, 2023, the Company maintained $69.6 million in cash and cash equivalents and $382.6 million of investments AFS and loans HFS. Also as of June 30, 2023, the Company had approximately $637.8 million available to borrow from the FHLB, $20.0 million from correspondent banks, $172.9 million from the FRB and $366.2 million from the IntraFi Network One-Way Buy program. The combined total of $1,649.1 million represented 68% of total assets at June 30, 2023. The Company also has the ability to pledge securities to borrow at par from the Federal Reserve Bank Term Funding Program to gain liquidity. Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the six months ended June 30, 2023, total shareholders' equity increased $14.8 million, or 9%, due principally to $12.4 million in net income added into retained earnings and a $5.9 million after tax improvement in the net unrealized loss position in the Company’s investment portfolio. Capital was enhanced by $0.3 million from investments in the Company’s common stock via the Employee Stock Purchase Plan (ESPP), $1.0 million from stock-based compensation expense from the ESPP and restricted stock and $0.8 million from the re-issuance of treasury stock for the dividend reinvestment plan. Partially offsetting these increases were $4.1 million of cash dividends declared on the Company’s common stock, a $1.3 million cumulative effect adjustment for adoption of CECL and $0.1 million in treasury stock purchases to cover employee withholdings. The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 33.2% for the six months ended June 30, 2023. The balance of earnings is retained to further strengthen the Company’s capital position.

As of June 30, 2023, the Company reported a net unrealized loss position of $65.3 million, net of tax, from the securities AFS portfolio compared to a net unrealized loss of $71.2 million as of December 31, 2022. The $5.9 million improvement during the first half of 2023 was from the $5.0 million improvement in net unrealized losses on AFS securities, net of tax, and $0.9 million in accretion of net unrealized losses on HTM securities transferred from AFS, net of tax. Lower unrealized losses on all types of securities contributed to the improvement in investment portfolio. Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.

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

The tangible common equity (TCE) ratio (non-GAAP) was 6.48% and 5.90% for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023 and 2022, the held-to-maturity securities portfolio had $24.8 million and $17.8 million in unrealized losses, net of deferred taxes. If the TCE ratio was adjusted to include the unrealized losses on held-to-maturity securities, the adjusted TCE ratio (non-GAAP) would have been 5.45% and 5.16% at June 30, 2023 and 2022.

To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans. The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants. During the first half of 2023, the Company re-issued treasury shares to fulfill the needs of the DRP. Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%. As of June 30, 2023 and December 31, 2022, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change. The following table depicts the capital amounts and ratios of the Company, on a consolidated basis, and the Bank as of  June 30, 2023 and December 31, 2022:

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of June 30, 2023

Total capital (to risk-weighted assets)
Consolidated	$241,539	14.7%	≥	$131,377	8.0%	≥	$172,432	10.5%		N/A	N/A
Bank	$240,569	14.7%	≥	$131,370	8.0%	≥	$172,423	10.5%	≥	$164,212	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$222,031	13.5%	≥	$73,899	4.5%	≥	$114,955	7.0%		N/A	N/A
Bank	$221,061	13.5%	≥	$73,895	4.5%	≥	$114,949	7.0%	≥	$106,738	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$222,031	13.5%	≥	$98,533	6.0%	≥	$139,588	8.5%		N/A	N/A
Bank	$221,061	13.5%	≥	$98,527	6.0%	≥	$139,580	8.5%	≥	$131,370	8.0%

Tier I capital (to average assets)
Consolidated	$222,031	9.1%	≥	$97,852	4.0%	≥	$97,852	4.0%		N/A	N/A
Bank	$221,061	9.0%	≥	$97,848	4.0%	≥	$97,848	4.0%	≥	$122,310	5.0%

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of December 31, 2022

Total capital (to risk-weighted assets)
Consolidated	$230,133	14.4%	≥	$128,325	8.0%	≥	$168,427	10.5%		N/A	N/A
Bank	$229,803	14.3%	≥	$128,308	8.0%	≥	$168,405	10.5%	≥	$160,385	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$212,935	13.3%	≥	$72,183	4.5%	≥	$112,285	7.0%		N/A	N/A
Bank	$212,605	13.3%	≥	$72,173	4.5%	≥	$112,270	7.0%	≥	$104,251	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$212,935	13.3%	≥	$96,244	6.0%	≥	$136,346	8.5%		N/A	N/A
Bank	$212,605	13.3%	≥	$96,231	6.0%	≥	$136,328	8.5%	≥	$128,308	8.0%

Tier I capital (to average assets)
Consolidated	$212,935	8.7%	≥	$97,960	4.0%	≥	$97,960	4.0%		N/A	N/A
Bank	$212,605	8.7%	≥	$97,951	4.0%	≥	$97,951	4.0%	≥	$122,439	5.0%

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2022 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended June 30, 2023.

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

During March and April 2023 three significant bank failures occurred (Silicon Valley Bank, Signature Bank, and First Republic Bank).  This was and continues to be accompanied by financial instability at various additional banks.  These bank failures and bank instabilities have created and may continue to create market and other risks, for all financial institutions and banks, including the Corporation.  These risks include, but are not limited to:

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

In addition, the previously mentioned bank failures and instabilities, or future bank failures and instability, may result in an increase of FDIC deposit insurance premiums and/or result in special FDIC deposit insurance assessments, which also may adversely affect the Company’s financial condition, operations, results thereof or stock price.

The Company cannot predict the impact, timing or duration of such events.

Management of the Company does not believe there have been any other material changes to the risk factors that were disclosed in the 2022 Form 10-K filed with the Securities and Exchange Commission on March 20, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2023 to April 30, 2023	-	$-	-	$3,739,242
May 1, 2023 to May 31, 2023	-	-	-	3,739,242
June 1, 2023 to June 30, 2023	-	-	-	3,739,242
Total	-	$-	-	$3,739,242

On May 18, 2022, the Company announced that the Board of Directors approved a plan to purchase, in open market and privately negotiated transactions, up to 3% of its outstanding common stock in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act.  The plan is expected to terminate on August 9, 2023.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, is formatted in Inline XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022; Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022; Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2023 and 2022; Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022  and the Notes to the Consolidated Financial Statements. **

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Fidelity D & D Bancorp, Inc.

Date: August 11, 2023	/s/ Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: August 11, 2023	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer