Form 10-Q
period 2023-09-30
FIDELITY D & D BANCORP INC
filed 2023-11-13
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on October 31, 2023, the latest practicable date, was 5,696,351 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q September 30, 2023

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)
(dollars in thousands)	September 30, 2023	December 31, 2022
Assets:
Cash and due from banks	$28,431	$3,542
Interest-bearing deposits with financial institutions	82,040	25,549
Total cash and cash equivalents	110,471	29,091
Available-for-sale securities	352,835	420,862
Held-to-maturity securities (fair value of $178,012 in 2023; $187,280 in 2022)	223,853	222,744
Restricted investments in bank stock	3,800	5,268
Loans and leases, net (allowance for credit losses of $18,757 in 2023; $17,149 in 2022)	1,626,451	1,547,025
Loans held-for-sale (fair value $2,354 in 2023; $1,660 in 2022)	2,345	1,637
Foreclosed assets held-for-sale	87	168
Bank premises and equipment, net	32,625	31,307
Leased property under finance leases, net	1,219	1,089
Right-of-use assets	8,311	8,642
Cash surrender value of bank owned life insurance	54,226	54,035
Accrued interest receivable	8,758	8,487
Goodwill	19,628	19,628
Core deposit intangible, net	1,269	1,540
Other assets	30,942	26,849
Total assets	$2,476,820	$2,378,372
Liabilities:
Deposits:
Interest-bearing	$1,602,018	$1,564,305
Non-interest-bearing	549,741	602,608
Total deposits	2,151,759	2,166,913
Accrued interest payable and other liabilities	16,864	17,434
Allowance for credit losses on off-balance sheet credit exposures	1,009	49
Finance lease obligation	1,238	1,110
Operating lease liabilities	9,079	9,357
Short-term borrowings	124,000	12,940
Secured borrowings	7,439	7,619
Total liabilities	2,311,388	2,215,422
Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 5,696,351 at September 30, 2023; and 5,630,794 at December 31, 2022)	117,256	115,611
Retained earnings	129,976	119,754
Accumulated other comprehensive loss	(81,504)	(71,152)
Treasury stock, at cost (7,284 shares at September 30, 2023 and 32,663 shares at December 31, 2022)	(296)	(1,263)
Total shareholders' equity	165,432	162,950
Total liabilities and shareholders' equity	$2,476,820	$2,378,372

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)	Three months ended		Nine months ended
(dollars in thousands except per share data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest income:
Loans and leases:
Taxable	$19,766	$15,828	$56,760	$45,237
Nontaxable	736	492	2,463	1,358
Interest-bearing deposits with financial institutions	60	351	212	464
Restricted investments in bank stock	59	56	240	120
Investment securities:
U.S. government agency and corporations	1,461	1,602	4,456	4,725
States and political subdivisions (nontaxable)	1,152	1,357	3,529	4,126
States and political subdivisions (taxable)	444	449	1,335	1,348
Total interest income	23,678	20,135	68,995	57,378
Interest expense:
Deposits	8,488	1,550	19,713	3,321
Secured borrowings	123	75	352	109
Other short-term borrowings	428	-	1,784	1
Total interest expense	9,039	1,625	21,849	3,431
Net interest income	14,639	18,510	47,146	53,947
Provision for credit losses on loans	525	525	1,380	1,575
Provision (credit) for credit losses on unfunded loan commitments	(275)	(6)	(100)	(24)
Net interest income after provision for credit losses	14,389	17,991	45,866	52,396
Other income:
Service charges on deposit accounts	1,039	920	2,962	2,554
Interchange fees	1,169	1,095	3,588	3,385
Service charges on loans	244	290	826	1,048
Fees from trust fiduciary activities	783	621	2,197	1,852
Fees from financial services	169	198	618	712
Fees and other revenue	349	281	1,701	972
Earnings on bank-owned life insurance	335	327	980	965
Gain (loss) on write-down, sale or disposal of:
Loans	315	232	721	1,421
Available-for-sale debt securities	-	4	(1)	4
Premises and equipment	(78)	(57)	(243)	(191)
Total other income	4,325	3,911	13,349	12,722
Other expenses:
Salaries and employee benefits	6,258	6,802	19,203	20,457
Premises and equipment	2,276	1,855	6,653	5,673
Data processing and communication	765	663	2,141	1,994
Advertising and marketing	461	753	1,831	2,023
Professional services	950	838	2,949	2,383
Automated transaction processing	434	383	1,339	1,192
Office supplies and postage	165	177	543	534
PA shares tax	261	441	553	1,043
Loan collection	45	115	105	181
Other real estate owned	3	6	6	9
FDIC assessment	282	152	843	525
Other	884	849	2,900	2,494
Total other expenses	12,784	13,034	39,066	38,508
Income before income taxes	5,930	8,868	20,149	26,610
Provision for income taxes	590	1,179	2,407	3,735
Net income	$5,340	$7,689	$17,742	$22,875
Per share data:
Net income - basic	$0.94	$1.36	$3.13	$4.05
Net income - diluted	$0.93	$1.36	$3.11	$4.03
Dividends	$0.36	$0.33	$1.08	$0.99

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income	Three months ended		Nine months ended
(Unaudited)	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022

Net income	$5,340	$7,689	$17,742	$22,875

Other comprehensive gain (loss), before tax:
Unrealized holding loss on available-for-sale debt securities	(21,129)	(27,590)	(14,823)	(81,603)
Reclassification adjustment for net losses (gains) realized in income	-	(4)	1	(4)
Reclassification of unrealized loss on securities transferred from available-for-sale to held-to-maturity	-	-	-	(23,882)
Amortization of unrealized loss on held-to-maturity securities	577	565	1,718	1,120
Net unrealized loss	(20,552)	(27,029)	(13,104)	(104,369)
Tax effect	4,316	5,676	2,752	21,917
Unrealized loss, net of tax	(16,236)	(21,353)	(10,352)	(82,452)
Other comprehensive loss, net of tax	(16,236)	(21,353)	(10,352)	(82,452)
Total comprehensive income (loss), net of tax	$(10,896)	$(13,664)	$7,390	$(59,577)

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive	Treasury
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Stock	Total
Balance, December 31, 2021	5,645,687	$114,108	$97,442	$179	$-	$211,729
Net income			22,875			22,875
Other comprehensive loss				(82,452)		(82,452)
Issuance of common stock through Employee Stock Purchase Plan	4,891	252				252
Forfeited restricted dividend reinvestment shares	(106)				-	-
Issuance of common stock from vested restricted share grants through stock compensation plans	11,699	-				-
Stock-based compensation expense		977				977
Common stock repurchased	(31,839)				(1,235)	(1,235)
Cash dividends declared			(5,659)			(5,659)
Balance, September 30, 2022	5,630,332	$115,337	$114,658	$(82,273)	$(1,235)	$146,487

Balance, December 31, 2022	5,630,794	$115,611	$119,754	$(71,152)	$(1,263)	$162,950
Cumulative-effect adjustment for adoption of ASU 2016-13 (Footnote 1)			(1,326)			(1,326)
Net income			17,742			17,742
Other comprehensive income				(10,352)		(10,352)
Issuance of common stock through Employee Stock Purchase Plan	7,294	302				302
Re-issuance of common stock through Dividend Reinvestment Plan	26,765	193			1,035	1,228
Issuance of common stock from vested restricted share grants through stock compensation plans	24,442	-				-
Issuance of common stock through exercise of SSARs	8,442	-				-
Stock-based compensation expense		1,321				1,321
Repurchase of shares to cover withholdings	(1,386)	(171)			(68)	(239)
Cash dividends declared			(6,194)			(6,194)
Balance, September 30, 2023	5,696,351	$117,256	$129,976	$(81,504)	$(296)	$165,432

For the Three Months Ended September 30, 2023 and 2022
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive	Treasury
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Stock	Total
Balance, June 30, 2022	5,651,777	$115,079	$108,848	$(60,920)	$(388)	$162,619
Net income			7,689			7,689
Other comprehensive loss				(21,353)		(21,353)
Forfeited restricted dividend reinvestment shares	(58)				-	-
Issuance of common stock from vested restricted share grants through stock compensation plans	158	-				-
Stock-based compensation expense		258				258
Common stock repurchased	(21,545)	-			(847)	(847)
Cash dividends declared			(1,879)			(1,879)
Balance, September 30, 2022	5,630,332	$115,337	$114,658	$(82,273)	$(1,235)	$146,487

Balance, June 30, 2023	5,681,260	$116,959	$126,711	$(65,268)	$(658)	$177,744
Net income			5,340			5,340
Other comprehensive loss				(16,236)		(16,236)
Re-issuance of common stock through Dividend Reinvestment Plan	9,189	57			362	419
Issuance of common stock from vested restricted share grants through stock compensation plans	159	-				-
Issuance of common stock through exercise of SSARs	5,743	-				-
Stock-based compensation expense		358				358
Repurchase of shares to cover withholdings	-	(118)			-	(118)
Cash dividends declared			(2,075)			(2,075)
Balance, September 30, 2023	5,696,351	$117,256	$129,976	$(81,504)	$(296)	$165,432

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)	Nine months ended September 30,
(dollars in thousands)	2023	2022

Cash flows from operating activities:
Net income	$17,742	$22,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	4,251	3,692
Provision for credit losses on loans	1,380	1,575
Provision (credit) for credit losses on unfunded loan commitments	(100)	(24)
Deferred income tax (benefit) expense	(489)	2,012
Stock-based compensation expense	1,321	977
Excess tax benefit from exercise of SSARs	104	-
Proceeds from sale of loans held-for-sale	38,105	68,556
Originations of loans held-for-sale	(38,801)	(56,575)
Earnings from bank-owned life insurance	(980)	(965)
Gain from bank-owned life insurance claim	(142)	-
Net gain from sales of loans	(721)	(1,421)
Net loss (gain) from sales of investment securities	1	(4)
Net gain from sale and write-down of foreclosed assets held-for-sale	-	(24)
Net loss from write-down and disposal of bank premises and equipment	243	191
Operating lease payments	53	79
Change in:
Accrued interest receivable	(271)	(255)
Other assets	250	(2,166)
Accrued interest payable and other liabilities	(571)	1,757
Net cash provided by operating activities	21,375	40,280

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	31,208	1,691
Proceeds from maturities, calls and principal pay-downs	19,392	32,733
Purchases	-	(39,183)
Decrease (increase) in restricted investments in bank stock	1,468	(433)
Net increase in loans and leases	(83,220)	(73,412)
Principal portion of lease payments received under direct finance leases	4,106	4,423
Purchases of bank premises and equipment	(4,576)	(4,614)
Proceeds from death benefits received on bank-owned life insurance	931	-
Proceeds from sale of bank premises and equipment	22	1,095
Proceeds from sale of foreclosed assets held-for-sale	-	806
Net cash used in investing activities	(30,669)	(76,894)

Cash flows from financing activities:
Net (decrease) increase in deposits	(15,130)	83,394
Net increase (decrease) in other borrowings	110,883	(2,800)
Repayment of finance lease obligation	(176)	(173)
Purchase of treasury stock	-	(1,235)
Proceeds from employee stock purchase plan participants	302	252
Repurchase of shares to cover withholdings	(239)	-
Dividends paid, net of dividends reinvested	(4,966)	(5,659)
Net cash provided by financing activities	90,674	73,779
Net increase in cash and cash equivalents	81,380	37,165
Cash and cash equivalents, beginning	29,091	96,877

Cash and cash equivalents, ending	$110,471	$134,042

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited)	Nine months ended September 30,
(dollars in thousands)	2023	2022
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$20,067	$3,423
Income tax	2,550	1,550
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized losses on available-for-sale securities	(14,821)	(81,607)
Transfers of securities from available-for-sale to held-to-maturity	-	245,536
Unrealized losses on securities transferred from available-for-sale to held-to-maturity	-	(22,762)
Cumulative-effect adjustment for adoption of ASU 2016-13	(1,326)	-
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity	1,718	1,120
Transfers from/(to) loans to/(from) foreclosed assets held-for-sale	(82)	450
Transfers from/(to) loans to/(from) loans held-for-sale, net	(205)	(18,052)
Transfers from premises and equipment to other assets held-for-sale	739	1,184
Right-of-use asset	303	141
Lease liability	303	141

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

In the opinion of management, the consolidated balance sheets as of September 30, 2023 and December 31, 2022 and the related consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in shareholders’ equity for the three and nine months ended September 30, 2023 and 2022 and consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature. Certain reclassifications have been made to the 2022 financial statements to conform to the 2023 presentation.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after September 30, 2023 through the date these consolidated financial statements were issued.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for credit losses. Management believes that the allowance for credit losses at  September 30, 2023 is adequate and reasonable to cover expected losses. Given the subjective nature of identifying and estimating loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount. While management uses available information to recognize losses on loans, changes in current economic conditions and reasonable and supportable forecasts may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The fair value of residential mortgage loans, classified as held-for-sale (HFS), is obtained from the Federal National Mortgage Association (FNMA) or the Federal Home Loan Bank (FHLB). Generally, the market to which the Company sells residential mortgages it originates for sale is restricted and price quotes from other sources are not typically obtained. On occasion, the Company may transfer loans from the loan portfolio to loans HFS. Under these circumstances, pricing may be obtained from other entities and the residential mortgage loans are transferred at the lower of cost or market value and simultaneously sold. For other loans transferred to HFS, pricing may be obtained from other entities or modeled and the other loans are transferred at the lower of cost or market value and then sold. As of  September 30, 2023 and December 31, 2022, loans classified as HFS consisted of residential mortgage loans.

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

Goodwill is recorded on the consolidated balance sheets as the excess of liabilities assumed over identifiable assets acquired on the acquisition date. Goodwill is recorded at its net carrying value which represents estimated fair value. Goodwill is tested for impairment on at least an annual basis. There was no goodwill impairment as of  September 30, 2023 and December 31, 2022. Other acquired intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives and subject to periodic impairment testing.

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

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848. The amendments in this update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company expects to apply the amendments prospectively for applicable loan and other contracts within the effective period of ASU 2022-06. As of  September 30, 2023, the Company no longer had any loans with rates tied to LIBOR.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements. The amendments in this update are the result of the FASB's decision to incorporate into the Codification certain disclosures referred by the SEC that overlap with, but require incremental information to, generally accepted accounting principles (GAAP). The amendments in this update represent changes to clarify or improve disclosure and presentation requirements of a variety of topics in the Codification. For entities subject to the SEC's existing requirements, the effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The amendments in this update should be applied prospectively. The adoption is not expected to have a material impact on the consolidated financial statements but could change certain disclosures in SEC filings.

3. Accumulated other comprehensive income

The following tables illustrate the changes in accumulated other comprehensive income by component and the details about the components of accumulated other comprehensive income as of and for the periods indicated:

As of and for the nine months ended September 30, 2023
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(53,624)	$(17,528)	$(71,152)

Other comprehensive (loss) income before reclassifications, net of tax	(11,710)	1,357	(10,353)
Amounts reclassified from accumulated other comprehensive income, net of tax	1	-	1
Net current-period other comprehensive loss	(11,709)	1,357	(10,352)
Ending balance	$(65,333)	$(16,171)	$(81,504)

As of and for the three months ended September 30, 2023
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(48,641)	$(16,627)	$(65,268)

Other comprehensive (loss) income before reclassifications, net of tax	(16,692)	456	(16,236)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	-	-
Net current-period other comprehensive loss	(16,692)	456	(16,236)
Ending balance	$(65,333)	$(16,171)	$(81,504)

As of and for the nine months ended September 30, 2022
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	securities	held-to-maturity	Total
Beginning balance	$179	$-	$179

Other comprehensive loss before reclassifications, net of tax	(64,466)	(17,983)	(82,449)
Amounts reclassified from accumulated other comprehensive income, net of tax	(3)	-	(3)
Net current-period other comprehensive loss	(64,469)	(17,983)	(82,452)
Ending balance	$(64,290)	$(17,983)	$(82,273)

As of and for the three months ended September 30, 2022
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(42,491)	$(18,429)	$(60,920)

Other comprehensive income (loss) before reclassifications, net of tax	(21,796)	446	(21,350)
Amounts reclassified from accumulated other comprehensive income, net of tax	(3)	-	(3)
Net current-period other comprehensive income (loss)	(21,799)	446	(21,353)
Ending balance	$(64,290)	$(17,983)	$(82,273)

Details about accumulated other
comprehensive income components	Amount reclassified from accumulated				Affected line item in the statement
(dollars in thousands)	other comprehensive income				where net income is presented
	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Unrealized gains (losses) on AFS debt securities	$-	$-	$(1)	$-	Gain (loss) on sale of investment securities
Income tax effect	-	-	-	-	Provision for income taxes
Total reclassifications for the period	$-	$-	$(1)	$-	Net income

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

The Company did not record any allowance for credit losses on its available-for-sale or held-to-maturity securities. The amortized cost and fair value of investment securities at  September 30, 2023 and December 31, 2022 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
September 30, 2023
Held-to-maturity securities:
Agency - GSE	$81,107	$-	$(11,755)	$69,352
Obligations of states and political subdivisions	142,746	-	(34,086)	108,660

Total held-to-maturity securities	$223,853	$-	$(45,841)	$178,012

Available-for-sale debt securities:
Agency - GSE	$31,155	$-	$(4,696)	$26,459
Obligations of states and political subdivisions	173,281	-	(33,734)	139,547
MBS - GSE residential	231,099	-	(44,270)	186,829

Total available-for-sale debt securities	$435,535	$-	$(82,700)	$352,835

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2022
Held-to-maturity securities:
Agency - GSE	$80,306	$-	$(9,243)	$71,063
Obligations of states and political subdivisions	142,438	-	(26,221)	116,217

Total held-to-maturity securities	$222,744	$-	$(35,464)	$187,280

Available-for-sale debt securities:
Agency - GSE	$36,076	$-	$(4,543)	$31,533
Obligations of states and political subdivisions	197,935	501	(26,542)	171,894
MBS - GSE residential	254,730	-	(37,295)	217,435

Total available-for-sale debt securities	$488,741	$501	$(68,380)	$420,862

The amortized cost and fair value of debt securities at  September 30, 2023 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
Due in one year or less	$-	$-
Due after one year through five years	22,575	20,286
Due after five years through ten years	74,050	61,870
Due after ten years	127,228	95,856
Total held-to-maturity securities	$223,853	$178,012

Available-for-sale securities:
Debt securities:
Due in one year or less	$751	$749
Due after one year through five years	26,100	23,014
Due after five years through ten years	34,385	27,976
Due after ten years	143,148	114,267

MBS - GSE residential	231,099	186,829
Total available-for-sale debt securities	$435,483	$352,835

There was a $52 thousand increase to the carrying value of municipal AFS securities resulting from the interest rate swap that was not included in the maturity table above.

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

Securities pledged at September 30, 2023 had a carrying amount of $415.9 million and were pledged to secure public deposits and trust client deposits.

The following table presents the fair value and gross unrealized losses of debt securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of  September 30, 2023 and December 31, 2022:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

September 30, 2023
Agency - GSE	$-	$-	$95,811	$(16,451)	$95,811	$(16,451)
Obligations of states and political subdivisions	1,788	(162)	246,419	(67,606)	248,207	(67,768)
MBS - GSE residential	-	-	186,829	(44,218)	186,829	(44,218)
Total	$1,788	$(162)	$529,059	$(128,275)	$530,847	$(128,437)
Number of securities	4		433		437

December 31, 2022
Agency - GSE	$9,285	$(377)	$93,312	$(13,409)	$102,597	$(13,786)
Obligations of states and political subdivisions	170,484	(26,928)	112,353	(25,835)	282,837	(52,763)
MBS - GSE residential	61,803	(6,018)	155,632	(31,277)	217,435	(37,295)
Total	$241,572	$(33,323)	$361,297	$(70,521)	$602,869	$(103,844)
Number of securities	272		213		485

There was a $104 thousand increase to the carrying value of AFS securities resulting from the interest rate swap that increased the unrealized loss position at September 30, 2023 that was not included in the table above.

The Company had 437 debt securities in an unrealized loss position at  September 30, 2023, including 46 agency-GSE securities, 135 MBS – GSE residential securities and 256 municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at  September 30, 2023: 14.65% for agency - GSE, 19.14% for total MBS-GSE residential; and 21.45% for municipals.

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

The Company’s credit losses on debt securities evaluation process also follows the guidance set forth in topics related to debt securities. The guidance set forth in the pronouncements require the Company to take into consideration current market conditions, fair value in relationship to cost, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectability of debt securities, the ability and intent to hold investments until a recovery of fair value which may be to maturity and other factors when evaluating for the existence of credit losses on debt securities. The guidance requires that if credit losses exist, a contra-asset is recorded on both HTM and AFS securities, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

For all debt securities, as of  September 30, 2023, the Company applied the criteria provided in the recognition and presentation guidance related to credit losses on debt securities. That is, management has no intent to sell the securities and nor any conditions were identified by management that, more likely than not, would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of credit losses in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5. Loans and leases

The classifications of loans and leases at  September 30, 2023 and December 31, 2022 are summarized as follows:

(dollars in thousands)	September 30, 2023	December 31, 2022
Commercial and industrial:
Commercial	$145,185	$141,122
Municipal	82,058	72,996
Commercial real estate:
Non-owner occupied	311,306	318,296
Owner occupied	291,573	284,677
Construction	42,773	24,005
Consumer:
Home equity installment	57,856	59,118
Home equity line of credit	51,409	52,568
Auto loans - Recourse	11,358	12,929
Auto loans - Non-recourse	117,266	114,909
Direct finance leases	33,902	33,223
Other	14,158	11,709
Residential:
Real estate	445,016	398,136
Construction	43,337	42,232
Total	1,647,197	1,565,920
Less:
Allowance for credit losses on loans	(18,757)	(17,149)
Unearned lease revenue	(1,989)	(1,746)
Loans and leases, net	$1,626,451	$1,547,025

Total unamortized net costs and premiums included in loan totals were as follows:

(dollars in thousands)	September 30, 2023	December 31, 2022
Net unamortized fair value mark discount on acquired loans	$(6,915)	$(9,064)
Net unamortized deferred loan origination costs	4,926	4,630
Total	$(1,989)	$(4,434)

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

The Company excludes accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of September 30, 2023 and December 31, 2022, accrued interest receivable for loans totaled $5.5 million and $4.5 million, respectively, and is included in accrued interest receivable line in the consolidated balance sheets and is excluded from the estimate of credit losses.

Direct finance leases include the lease receivable and the guaranteed lease residual. Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease. Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The approximate unpaid principal balance of mortgages serviced for others amounted to $473.0 million as of  September 30, 2023 and $465.7 million as of December 31, 2022. Mortgage servicing rights amounted to $1.5 million and $1.6 million as of  September 30, 2023 and December 31, 2022, respectively.

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

Non-accrual loans

Non-accrual loans and loans past due over 89 days still accruing, segregated by class, at  September 30, 2023 and December 31, 2022, were as follows:

(dollars in thousands)	Nonaccrual With No Allowance for Credit Loss	Nonaccrual With Allowance for Credit Loss	Total Nonaccrual	Loans Past Due Over 89 Days Still Accruing
At September 30, 2023
Commercial and industrial:
Commercial	$40	$16	$56	$-
Municipal	-	-	-	-
Commercial real estate:
Non-owner occupied	168	-	168	-
Owner occupied	1,859	210	2,069	-
Consumer:
Home equity installment	72	-	72	-
Home equity line of credit	90	199	289	-
Auto loans - Recourse	8	-	8	12
Auto loans - Non-recourse	27	32	59	-
Direct finance leases	-	-	-	15
Other	-	-	-	-
Residential:
Real estate	284	-	284	248
Total	$2,548	$457	$3,005	$275

(dollars in thousands)	Nonaccrual With No Allowance for Credit Loss	Nonaccrual With Allowance for Credit Loss	Total Nonaccrual	Loans Past Due Over 89 Days Still Accruing
At December 31, 2022
Commercial and industrial:
Commercial	$580	$139	$719	$-
Municipal	-	-	-	-
Commercial real estate:
Non-owner occupied	168	215	383	-
Owner occupied	716	350	1,066	-
Consumer:
Home equity installment	-	-	-	-
Home equity line of credit	211	-	211	-
Auto loans - Recourse	135	18	153	-
Auto loans - Non-recourse	-	-	-	16
Direct finance leases	-	-	-	17
Other	-	-	-	-
Residential:
Real estate	3	-	3	-
Total	$1,813	$722	$2,535	$33

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

The following table presents the amortized cost basis of loans at  September 30, 2023 that were both experiencing financial difficulty and modified during the nine months ended September 30, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Loans modified for the nine months ended:
(dollars in thousands)	September 30, 2023
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Commercial and industrial:
Commercial	$-	$46	$-	$-	$-	$-	0.03%
Commercial real estate:
Non-owner occupied	-	-	915	3,131	-	-	1.30%
Owner occupied	-	-	128	-	-	-	0.04%
Total	$-	$46	$1,043	$3,131	$-	$-

The Company has not committed to lend additional amounts to the borrowers included in the previous table.

Loans modified to borrowers experiencing financial difficulty are closely monitored to understand the effectiveness of its modification efforts. None of the loans that have been modified in the last 12 months to borrowers experiencing financial difficulty were past due at September 30, 2023.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2023:

(dollars in thousands)	September 30, 2023
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Months)

Commercial real estate:
Non-owner occupied	$-	6.13%	8.8
Owner occupied	-	-	74.0
Total	$-	6.13%	82.8

There were no loans that had a payment default during the nine months ended September 30, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

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

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
September 30, 2023	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial:
Commercial	$32	37	56	$125	$145,060	$145,185		$-
Municipal	-	-	-	-	82,058	82,058
Commercial real estate:
Non-owner occupied	129	593	168	890	310,416	311,306		-
Owner occupied	183	104	2,069	2,356	289,217	291,573		-
Construction	-	-	-	-	42,773	42,773		-
Consumer:
Home equity installment	158	-	72	230	57,626	57,856		-
Home equity line of credit	74	97	289	460	50,949	51,409		-
Auto loans - Recourse	73	18	20	111	11,247	11,358		12
Auto loans - Non-recourse	325	36	59	420	116,846	117,266		-
Direct finance leases	82	38	15	135	31,778	31,913	(2)	15
Other	30	4	-	34	14,124	14,158		-
Residential:
Real estate	31	-	532	563	444,453	445,016		248
Construction	-	-	-	-	43,337	43,337		-
Total	$1,117	$927	$3,280	$5,324	$1,639,884	$1,645,208		$275

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $2.0 million. (3) Includes net deferred loan costs of $4.9 million.

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2022	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial
Commercial	$-	$-	$719	$719	$140,403	$141,122		$-
Municipal	-	-	-	-	72,996	72,996		-
Commercial real estate:
Non-owner occupied	-	-	383	383	317,913	318,296		-
Owner occupied	42	-	1,066	1,108	283,569	284,677		-
Construction	-	-	-	-	24,005	24,005		-
Consumer:
Home equity installment	239	-	-	239	58,879	59,118		-
Home equity line of credit	110	151	211	472	52,096	52,568		-
Auto loans - Recourse	152	115	11	278	12,651	12,929		-
Auto loans - Non-recourse	411	86	158	655	114,254	114,909		16
Direct finance leases	186	-	17	203	31,274	31,477	(2)	17
Other	12	7	-	19	11,690	11,709		-
Residential:
Real estate	-	327	3	330	397,806	398,136		-
Construction	-	-	-	-	42,232	42,232		-
Total	$1,152	$686	$2,568	$4,406	$1,559,768	$1,564,174		$33

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

	For the nine months ended
	September 30, 2022
			Cash basis
	Average	Interest	interest
	recorded	income	income
(dollars in thousands)	investment	recognized	recognized

Commercial and industrial	$376	$-	$-
Commercial real estate:
Non-owner occupied	1,630	57	-
Owner occupied	2,175	78	-
Construction	-	-	-
Consumer:
Home equity installment	5	-	-
Home equity line of credit	130	7	-
Auto loans	141	4	-
Direct finance leases	-	-	-
Other	-	-	-
Residential:
Real estate	297	39	-
Construction	-	-	-
Total	$4,754	$185	$-

In the table below, average recorded investment refers to the two quarter average of impaired loans preceding the reporting period.

	For the three months ended
	September 30, 2022
			Cash basis
	Average	Interest	interest
	recorded	income	income
(dollars in thousands)	investment	recognized	recognized

Commercial and industrial	$709	$-	$-
Commercial real estate:
Non-owner occupied	1,108	5	-
Owner occupied	2,262	24	-
Construction	-	-	-
Consumer:
Home equity installment	-	-	-
Home equity line of credit	143	7	-
Auto loans	203	2	-
Direct finance leases	-	-
Other	-	-	-
Residential:
Real estate	40	-	-
Construction	-	-	-
Total	$4,465	$38	$-

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

The following tables present loans including $4.9 million and $4.6 million of deferred costs, segregated by class, categorized into the appropriate credit quality indicator category and based on year of origination as of  September 30, 2023 and December 31, 2022, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

As of September 30, 2023

(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk Rating
Pass	$23,909	$20,144	24,131	5,541	7,329	12,357	48,927	$-	$142,338
Special Mention	-	656	315	-	-	61	93	-	1,125
Substandard	-	-	16	21	60	365	1,260	-	1,722
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	$23,909	$20,800	$24,462	$5,562	$7,389	$12,783	$50,280	$-	$145,185
Commercial and industrial:
Current period gross write-offs	$-	$-	$300	$20	$-	$-	$-	$-	$320
Commercial and industrial - municipal
Risk Rating
Pass	$6,568	$21,737	$20,129	$13,427	$1,448	$18,749	$-	$-	$82,058
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial - municipal	$6,568	$21,737	$20,129	$13,427	$1,448	$18,749	$-	$-	$82,058
Commercial and industrial - municipal:
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied
Risk Rating
Pass	$27,578	$36,886	$72,377	43,449	17,636	91,506	$8,547	$-	$297,979
Special Mention	-	-	1,055	314	-	2,193	-	-	3,562
Substandard	-	65	1,069	132	572	7,927	-	-	9,765
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	$27,578	$36,951	$74,501	$43,895	$18,208	$101,626	$8,547	$-	$311,306
Commercial real estate - non-owner occupied:
Current period gross write-offs	$-	$-	$-	$-	$-	$32	$-	$-	$32
Commercial real estate - owner occupied
Risk Rating
Pass	$24,145	54,645	47,959	30,854	25,469	85,695	$8,993	$-	$277,760
Special Mention	-	203	559	-	-	304	125	-	1,191
Substandard	698	29	379	28	-	10,879	609	-	12,622
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	$24,843	$54,877	$48,897	$30,882	$25,469	$96,878	$9,727	$-	$291,573
Commercial real estate - owner occupied:
Current period gross write-offs	$-	$-	$-	$-	$-	$59	$-	$-	$59
Commercial real estate - construction
Risk Rating
Pass	$7,647	$29,960	$856	$-	$-	$2,306	$2,004	$-	$42,773
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - construction	$7,647	$29,960	$856	$-	$-	$2,306	$2,004	$-	$42,773
Commercial real estate - construction:
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

As of September 30, 2023

(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Home equity installment
Payment performance
Performing	$6,836	$18,607	$10,137	$8,759	$4,035	$9,410	$-	$-	$57,784
Non-performing	-	-	-	-	-	72	-	-	72
Total home equity installment	$6,836	$18,607	$10,137	$8,759	$4,035	$9,482	$-	$-	$57,856
Home equity installment
Current period gross write-offs	$-	$-	$-	$-	$-	$26	$-	$-	$26
Home equity line of credit
Payment performance
Performing	$-	$-	$-	$-	$-	$-	$39,915	$11,205	$51,120
Non-performing	-	-	-	-	-	-	289	-	289
Total home equity line of credit	$-	$-	$-	$-	$-	$-	$40,204	$11,205	$51,409
Home equity line of credit
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Auto loans - recourse
Payment performance
Performing	$2,619	$2,144	$3,188	$2,200	$938	$249	$-	$-	$11,338
Non-performing	-	12	-	-	-	8	-	-	20
Total auto loans - recourse	$2,619	$2,156	$3,188	$2,200	$938	$257	$-	$-	$11,358
Auto loans - recourse
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Auto loans - non-recourse
Payment performance
Performing	$35,313	$46,059	$19,243	$9,358	$5,063	$2,171	$-	$-	$117,207
Non-performing	-	-	4	43	-	12	-	-	59
Total auto loans - non-recourse	$35,313	$46,059	$19,247	$9,401	$5,063	$2,183	$-	$-	$117,266
Auto loans - non-recourse
Current period gross write-offs	$-	$1	$82	$22	$15	$-	$-	$-	$120
Direct finance leases (1)
Payment performance
Performing	$9,437	$12,092	$8,023	$2,115	$187	$44	$-	$-	$31,898
Non-performing	-	-	15	-	-	-	-	-	15
Total direct finance leases	$9,437	$12,092	$8,038	$2,115	$187	$44	$-	$-	$31,913
Direct finance leases
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer - other
Payment performance
Performing	$4,883	$3,538	$2,096	$804	$645	$903	$1,289	$-	$14,158
Non-performing	-	-	-	-	-	-	-	-	-
Total consumer - other	$4,883	$3,538	$2,096	$804	$645	$903	$1,289	$-	$14,158
Consumer - other
Current period gross write-offs	$85	$63	$13	$6	$14	$23	$-	$-	$204
Residential real estate
Payment performance
Performing	$39,366	$71,782	$137,254	$51,726	$30,161	$114,195	$-	$-	$444,484
Non-performing	248	-	-	-	-	284	-	-	532
Total residential real estate	$39,614	$71,782	$137,254	$51,726	$30,161	$114,479	$-	$-	$445,016
Residential real estate
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential - construction
Payment performance
Performing	$6,554	$21,488	$11,050	$3,460	$349	$436	$-	$-	$43,337
Non-performing	-	-	-	-	-	-	-	-	-
Total residential - construction	$6,554	$21,488	$11,050	$3,460	$349	$436	$-	$-	$43,337
Residential - construction
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

(1) Net of unearned lease revenue of $2.0 million.

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

Collateral dependent loans

Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and collateral dependent, financial loans where we have determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and we expect repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. The following table presents the individually evaluated, collateral dependent loans as of September 30, 2023:

(dollars in thousands)	Real Estate	Other	Total Collateral-Dependent Non-Accrual Loans
At September 30, 2023
Commercial and industrial:
Commercial	$-	$56	$56
Municipal	-	-	-
Commercial real estate:
Non-owner occupied	168	-	168
Owner occupied	2,069	-	2,069
Consumer:
Home equity installment	72	-	72
Home equity line of credit	289	-	289
Auto loans - Recourse	-	8	8
Auto loans - Non-recourse	-	59	59
Direct finance leases	-	-	-
Other	-	-	-
Residential:
Real estate	284	-	284
Total	$2,882	$123	$3,005

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

Information related to the change in the allowance and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the nine months ended September 30, 2023
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,924	$7,162	$2,827		$4,169	$67	$17,149
Impact of adopting ASC 326	278	756	(547)		198	(67)	618
Initial allowance on loans purchased with credit deterioration	-	126	-		-	-	126
Charge-offs	(320)	(92)	(349)		-	-	(761)
Recoveries	23	44	148		30	-	245
Provision (credit) for loan losses	(1,039)	803	56		1,536	24	1,380
Ending balance	$1,866	$8,799	$2,135		$5,933	$24	$18,757
Ending balance: individually evaluated	$16	$159	$52		$1	$-	$228
Ending balance: collectively evaluated	$1,850	$8,640	$2,083		$5,932	$24	$18,529
Loans Receivables:
Ending balance (2)	$227,243	$645,652	$283,960	(1)	$488,353	$-	$1,645,208
Ending balance: individually evaluated	$86	$6,536	$429		$624	$-	$7,675
Ending balance: collectively evaluated	$227,157	$639,116	$283,531		$487,729	$-	$1,637,533

(1) Net of unearned lease revenue of $2.0 million. (2) Includes $4.9 million of net deferred loan costs.

As of and for the three months ended September 30, 2023
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,361	$8,578	$2,514	$4,847	$50	$18,350
Charge-offs	-	(59)	(105)	-	-	(164)
Recoveries	1	3	22	20	-	46
Provision	(496)	277	(296)	1,066	(26)	525
Ending balance	$1,866	$8,799	$2,135	$5,933	$24	$18,757

As of and for the year ended December 31, 2022
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,204	$7,422	$2,404		$3,508	$86	$15,624
Charge-offs	(371)	(67)	(377)		-	-	(815)
Recoveries	11	153	74		2	-	240
Provision	1,080	(346)	726		659	(19)	2,100
Ending balance	$2,924	$7,162	$2,827		$4,169	$67	$17,149
Ending balance: individually evaluated for impairment	$48	$112	$1		$-	$-	$161
Ending balance: collectively evaluated for impairment	$2,876	$7,050	$2,826		$4,169	$67	$16,988
Loans Receivables:
Ending balance (2)	$234,478	$606,618	$282,710	(1)	$440,368	$-	$1,564,174
Ending balance: individually evaluated for impairment	$719	$2,782	$364		$3	$-	$3,868
Ending balance: collectively evaluated for impairment	$233,759	$603,836	$282,346		$440,365	$-	$1,560,306

(1) Net of unearned lease revenue of $1.7 million. (2) Includes $4.6 million of net deferred loan costs.

As of and for the nine months ended September 30, 2022
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,204	$7,422	$2,404	$3,508	$86	$15,624
Charge-offs	(323)	(1)	(226)	-	-	(550)
Recoveries	8	61	59	2	-	130
Provision	785	(320)	604	512	(6)	1,575
Ending balance	$2,674	$7,162	$2,841	$4,022	$80	$16,779

As of and for the three months ended September 30, 2022
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,745	$6,963	$2,770	$4,037	$75	$16,590
Charge-offs	(291)	-	(91)	-	-	(382)
Recoveries	5	33	8	-	-	46
Provision	215	166	154	(15)	5	525
Ending balance	$2,674	$7,162	$2,841	$4,022	$80	$16,779

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

The Company's allowance for credit losses on unfunded commitments is recognized as a liability on the consolidated balance sheets, with adjustments to the reserve recognized in the provision for credit losses on unfunded commitments on the consolidated statements of income. The Company's activity in the allowance for credit losses on unfunded commitments for the period was as follows:

(dollars in thousands)	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Beginning balance	$49	$63
Impact of adopting ASC 326	1,060	-
Provision (credit) for loan losses	(100)	(24)
Ending balance	$1,009	$39

Direct finance leases

The Company originates direct finance leases through two automobile dealerships. The carrying amount of the Company’s lease receivables, net of unearned income, was $6.4 million and $7.9 million as of  September 30, 2023 and December 31, 2022, respectively. The residual value of the direct finance leases is fully guaranteed by the dealerships. Residual values amounted to $25.2 million and $23.6 million at  September 30, 2023 and December 31, 2022, respectively, and are included in the carrying value of direct finance leases. As of September 30, 2023, there was also $317 thousand in deferred lease expense included in the carrying value of direct finance leases that is not included in the table below.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2023	$3,148
2024	12,851
2025	11,734
2026	5,084
2027	716
2028 and thereafter	52
Total future minimum lease payments receivable	33,585
Less: Unearned income	(1,989)
Undiscounted cash flows to be received	$31,596

6. Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards. The Company maintains one active share-based compensation plan that may generate additional potentially dilutive common shares. For granted and unexercised stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued SSARs were exercised and converted into common stock. As of the three and nine months ended September 30, 2023, there were 11,297 and 16,469 potentially dilutive shares related to issued and unexercised SSARs compared to 17,996 and 19,636 for the same 2022 periods, respectively. The calculation did not include 46,423 weighted average unexercised SSARs that could potentially dilute earnings per share but their effect was antidilutive as of the three and nine months ended  September 30, 2023. For restricted stock, dilution would occur from the Company’s previously granted but unvested shares. There were 26,406 and 21,094 potentially dilutive shares related to unvested restricted share grants as of the three and nine months ended September 30, 2023 compared to 13,404 and 12,360 for the same 2022 periods, respectively.  The calculation did not include 615 weighted average unvested restricted shares that could potentially dilute earnings per share but their effect was antidilutive as of the nine months ended  September 30, 2023.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$5,340	$7,689	$17,742	$22,875
Weighted-average common shares outstanding	5,687,553	5,634,182	5,669,454	5,649,332
Basic EPS	$0.94	$1.36	$3.13	$4.05

Diluted EPS:
Net income available to common shareholders	$5,340	$7,689	$17,742	$22,875
Weighted-average common shares outstanding	5,687,553	5,634,182	5,669,454	5,649,332
Potentially dilutive common shares	37,703	31,400	37,563	31,996
Weighted-average common and potentially dilutive shares outstanding	5,725,256	5,665,582	5,707,017	5,681,328
Diluted EPS	$0.93	$1.36	$3.11	$4.03

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

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended September 30, 2023 and 2022 under the 2022 and 2012 stock incentive plans:

	September 30, 2023			September 30, 2022
			Weighted-			Weighted-
	Shares		average grant	Shares		average grant
	granted		date fair value	granted		date fair value

Director plan	-		$-	18,000	(2)	$49.85
Omnibus plan	18,000	(2)	49.43	16,520	(3)	49.85
Omnibus plan	17,684	(3)	49.43	50	(1)	35.91
Omnibus plan	50	(1)	49.43	-		-
Omnibus plan	1,000	(3)	44.06	-		-
Total	36,734		$49.28	34,570		$49.83

(1) Vest after 1 year (2) Vest after 3 years – 33% each year (3) Vest fully after 3 years

The fair value of the shares granted in 2023 and 2022 was calculated using the grant date closing stock price.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 & 2022 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2022	23,872	38,614	62,486	$51.46
Granted	-	36,734	36,734	49.28
Forfeited	-	-	-	-
Vested	(11,353)	(13,089)	(24,442)	52.57
Non-vested balance at September 30, 2023	12,519	62,259	74,778	$50.03

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2022	87,133	$9.69	4.5
Granted	-
Exercised	(22,807)
Forfeited	-
Outstanding September 30, 2023	64,326	$11.59	4.1

Of the SSARs outstanding at September 30, 2023, all SSARs vested and were exercisable.

During the first nine months of 2023, there were 22,807 SSARs exercised. The intrinsic value recorded for these SSARs was $99,072. The tax deduction realized from the exercise of these SSARs was $495,300 resulting in a tax benefit of $104,013. There were no SSARs exercised during the first nine months of 2022.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three and nine months ended September 30, 2023 and 2022 and the unrecognized stock-based compensation expense as of September 30, 2023:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Stock-based compensation expense:
2012 Director stock incentive plan	$99	$126	$385	$497
2012 Omnibus stock incentive plan	119	132	378	447
2022 Omnibus stock incentive plan	140	-	524	1
Employee stock purchase plan	-	-	34	32
Total stock-based compensation expense	$358	$258	$1,321	$977

As of
(dollars in thousands)	September 30, 2023
Unrecognized stock-based compensation expense:
2012 Director stock incentive plan	$388
2012 Omnibus stock incentive plan	433
2022 Omnibus stock incentive plan	1,287
Total unrecognized stock-based compensation expense	$2,108

The unrecognized stock-based compensation expense as of September 30, 2023 will be recognized ratably over the periods ended February 2025, February 2025 and June 2026 for the 2012 Director Stock Incentive Plan, 2012 Omnibus Stock Incentive Plan and 2022 Omnibus Stock Incentive Plan, respectively.

In addition to the 2022 stock incentive plan, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined. As of September 30, 2023,101,827 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

During the second quarter of 2022, the Company announced that the Board of Directors approved a plan to purchase, in open market and privately negotiated transactions, up to 3% of its outstanding common stock. As of September 30, 2023, the Company had repurchased 32,554 shares of common stock at an average price of $38.81 under the treasury stock repurchase plan.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

September 30, 2023
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$110,471	$110,471	$110,471	$-	$-
Held-to-maturity securities	223,853	178,012	-	178,012	-
Available-for-sale debt securities	352,835	352,835	-	352,835	-
Restricted investments in bank stock	3,800	3,800	-	3,800	-
Loans and leases, net	1,626,451	1,477,587	-	-	1,477,587
Loans held-for-sale	2,345	2,354	-	2,354	-
Accrued interest receivable	8,758	8,758	-	8,758	-
Interest rate swaps	269	269	-	269	-
Financial liabilities:
Deposits with no stated maturities	1,948,922	1,948,922	-	1,948,922	-
Time deposits	202,837	199,057	-	199,057	-
Short-term borrowings	124,000	124,011	-	124,011	-
Secured borrowings	7,439	7,325	-	-	7,325
Accrued interest payable	2,229	2,229	-	2,229	-
Interest rate swaps	374	374	-	374	-

December 31, 2022
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$29,091	$29,091	$29,091	$-	$-
Held-to-maturity securities	222,744	187,280	-	187,280	-
Available-for-sale debt securities	420,862	420,862	-	420,862	-
Restricted investments in bank stock	5,268	5,268	-	5,268	-
Loans and leases, net	1,547,025	1,440,151	-	-	1,440,151
Loans held-for-sale	1,637	1,660	-	1,660	-
Accrued interest receivable	8,487	8,487	-	8,487	-
Interest rate swaps	213	213	-	213	-
Financial liabilities:
Deposits with no stated maturities	2,049,689	2,049,689	-	2,049,689	-
Time deposits	117,224	113,252	-	113,252	-
Short-term borrowings	12,940	12,940	-	12,940	-
Secured borrowings	7,619	7,275	-	-	7,275
Accrued interest payable	448	448	-	448	-
Interest rate swaps	213	213	-	213	-

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

Interest rate swaps: Fair values on derivative instruments are determined by valuations provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions.

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$26,459	$-	$26,459	$-
Obligations of states and political subdivisions	139,547	-	139,547	-
MBS - GSE residential	186,829	-	186,829	-
Total available-for-sale debt securities	$352,835	$-	$352,835	$-

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Agency - GSE	$31,533	$-	$31,533	$-
Obligations of states and political subdivisions	171,894	-	171,894	-
MBS - GSE residential	217,435	-	217,435	-
Total available-for-sale debt securities	$420,862	$-	$420,862	$-

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

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending  September 30, 2023 and December 31, 2022, respectively.

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

			Quoted prices in	Significant other	Significant other
		Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	Valuation techniques	at September 30, 2023	(Level 1)	(Level 2)	(Level 3)

Individually evaluated loans	Fair value of collateral appraised value	$216	$-	$-	$216
Individually evaluated loans	Discount cash flow	286			286
Other real estate owned	Fair value of asset less selling costs	1	-	-	1
Total		$503	$-	$-	$503

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2022	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,515	$-	$-	$1,515
Other real estate owned	168	-	-	168
Total	$1,683	$-	$-	$1,683

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

At  September 30, 2023 and December 31, 2022, the range of liquidation expenses and other valuation adjustments applied to individually evaluated, collateral dependent loans ranged from -21.31% and -21.31% and from -19.61% to -29.58%, respectively. The weighted average of liquidation expenses and other valuation adjustments applied to individually evaluated, collateral dependent loans amounted to -21.31% as of September 30, 2023 and -21.77% as of December 31, 2022, respectively. Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed. Accordingly, fair value estimates for individually evaluated, collateral dependent loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable. Appraisals form the basis for determining the net realizable value from these properties. Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business. Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions. Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs. These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions. At  September 30, 2023 and December 31, 2022, the discounts applied to the appraised values of ORE ranged from -77.60% to -77.60% and from -39.07% to -77.60%, respectively. As of  September 30, 2023 and December 31, 2022, the weighted average of discount to the appraisal values of ORE amounted to -77.60% and -39.61%, respectively.

At  September 30, 2023 and December 31, 2022, there were no other repossessed assets. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.

9. Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers. The policies are recorded at their cash surrender values. Increases in cash surrender values are included in non-interest income in the consolidated statements of income. The policies’ cash surrender value totaled $54.2 million and $54.0 million, respectively, as of  September 30, 2023 and December 31, 2022 and is reflected as an asset on the consolidated balance sheets. During the first quarter of 2023, the Company received $0.9 million in proceeds from a BOLI death claim, of which $0.8 million was return of cash surrender value and $0.1 million was additional income which was recorded in fees and other revenue on the consolidated statements of income. For the nine months ended September 30, 2023 and 2022, the Company has recorded income of $980 thousand and $965 thousand, respectively, due to an increase in cash surrender values.

Officer Life Insurance

In 2017, the Bank entered into separate split dollar life insurance arrangements (Split Dollar Agreements) with eleven officers. This plan provides each officer a specified death benefit should the officer die while in the Bank’s employ. The Bank paid the insurance premiums in March 2017 and the arrangements were effective in March 2017. In March 2019, the Bank entered into a new Split Dollar Agreement with one officer. In January 2021, the Bank entered into Split Dollar Agreements with fifteen officers. The Bank owns the policies and all cash values thereunder. Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary. As of September 30, 2023, the policies had total death benefits of $54.2 million of which $8.8 million would have been paid to the officer’s beneficiaries and the remaining $45.4 million would have been paid to the Bank. In addition, four executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met. As of  September 30, 2023 and December 31, 2022, the Company had a balance in accrued expenses of $331 thousand and $269 thousand for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement. On March 20, 2019, the Bank entered into a SERP Agreement with one officer, pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2019 until normal retirement age. As a result of the acquisition of Landmark, the Company acquired a SERP agreement with one former employee. As of  September 30, 2023 and December 31, 2022, the Company had a balance in accrued expenses of $4.3 million and $4.0 million in connection with the SERP.

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

Contract balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before the payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity already received payment (or payment is due) from the customer. The Company’s non-interest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company typically does not enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of  September 30, 2023 and December 31, 2022, the Company did not have any significant contract balances.

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

The Company’s operating leases, where the Company is lessee, include property, land and equipment. As of September 30, 2023, ten of the Company’s branch properties and one administrative office were leased under operating leases. In four of the branch leases, the Company leases the land from an unrelated third party, and the buildings are the Company’s own capital improvement. The Company also leases two standalone ATMs under operating leases. Additionally, the Company has one property lease and four equipment leases classified as finance leases.

The following is an analysis of the leased property under finance leases:

(dollars in thousands)	September 30, 2023	December 31, 2022

Property and equipment	$1,998	$1,695
Less accumulated depreciation and amortization	(779)	(606)
Leased property under finance leases, net	$1,219	$1,089

The following is a schedule of future minimum lease payments under finance leases together with the present value of the net minimum lease payments as of September 30, 2023:

(dollars in thousands)	Amount

2023	$60
2024	239
2025	229
2026	218
2027	219
2028 and thereafter	358
Total minimum lease payments (a)	1,323
Less amount representing interest (b)	(85)
Present value of net minimum lease payments	$1,238

(a)	The future minimum lease payments have not been reduced by estimated executory costs (such as taxes and maintenance) since this amount was deemed immaterial by management.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate upon lease inception.

As of September 30, 2023, the Company leased its Green Ridge, Pittston, Peckville, Back Mountain, Mountain Top, Abington, Nazareth, Easton, Bethlehem and Wyoming branches under the terms of operating leases. During 2022, the Company entered into a new lease of administrative office space in Scranton.  Common area maintenance is included in variable lease payments in the table below. The Abington branch has variable lease payments which are calculated as a percentage of the national prime rate of interest and are expensed as incurred. The Easton branch has variable lease payments that increase annually and are expensed as incurred.

(dollars in thousands)	September 30, 2023	September 30, 2022
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$173	$180
Interest on lease liabilities	14	16
Operating lease cost	561	555
Short-term lease cost	61	112
Variable lease cost	43	23
Total lease cost	$852	$886

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$14	$16
Operating cash flows from operating leases (Fixed payments)	$526	$470
Operating cash flows from operating leases (Liability reduction)	$278	$239
Financing cash flows from finance leases	$176	$173
Right-of-use assets obtained in exchange for new finance lease liabilities	$303	$119
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$22
Weighted-average remaining lease term - finance leases (in years)	5.84	6.66
Weighted average remaining lease term - operating leases (in years)	20.15	20.68
Weighted-average discount rate - finance leases	2.49%	1.74%
Weighted-average discount rate - operating leases	3.51%	3.39%

During the first nine months of 2023, $835 thousand of the total lease cost was included in premises and equipment expense and $17 thousand was included in other expenses on the consolidated statements of income. During the first nine months of 2022, $862 thousand of the total lease cost was included in premises and equipment expense and $24 thousand was included in other expenses on the consolidated statements of income. Operating lease expense is recognized on a straight-line basis over the lease term. We recognized both the interest expense and amortization expense for finance leases in premises and equipment expense since the interest expense portion was immaterial.

The future minimum lease payments for the Company’s branch network and equipment under operating leases that have lease terms in excess of one year as of September 30, 2023 are as follows:

(dollars in thousands)	Amount

2023	$175
2024	662
2025	643
2026	650
2027	658
2028 and thereafter	10,221
Total future minimum lease payments	13,009
Less variable payment adjustment	(228)
Less amount representing interest	(3,702)
Present value of net future minimum lease payments	$9,079

The Company leases one property, where the Company is lessor, under an operating lease to an unrelated party. The undiscounted cash flows to be received on an annual basis for the property are as follows:

(dollars in thousands)	Amount

2023	$12
2024	51
2025	54
2026	54
2027	27
2028 and thereafter	-
Total lease payments to be received	$198

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

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Lease income - direct finance leases
Interest income on lease receivables	$273	$285	$868	$776

Lease income - operating leases	12	55	36	175
Total lease income	$285	$340	$904	$951

12. Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations and economic conditions. The Company uses derivative financial instruments primarily to manage risks to the Company associated with changing interest rates and to assist customers with their risk management objectives. All derivative instruments are recognized as either assets or liabilities at fair value in the statement of financial position.

Interest rate derivative - no hedge designation

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

		Weighted
	Notional	Average Maturity	Interest Rate	Interest Rate
(dollars in thousands)	Amount	(Years)	Paid	Received	Fair Value
September 30, 2023
Classified in Other assets:
Customer interest rate swaps	$1,920	14.16	30 Day SOFR + Margin	Fixed	$269
Classified in Accrued interest payable and other liabilities:
Third party interest rate swaps	$1,920	14.16	Fixed	30 Day SOFR + Margin	$269

Interest rate derivative - fair value hedge designation

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. This interest rate swap is designated as a fair value hedge and limits the risk to the investment portfolio of rising interest rates. The Company entered into an interest rate swap with a third-party financial institution to convert fixed rate investment securities to adjustable rate to produce a more asset sensitive profile. The Company recorded the fair value of the fair value hedge in other assets and accrued interest payable and other liabilities on the consolidated balance sheet. The hedged items (fixed rate securities available-for-sale) are also recorded at fair value which offsets the adjustment to the fair value hedge. The related gains and losses are reported in interest income investment securities - U.S. government agencies and corporations and interest income investment securities - state and political subdivisions (nontaxable) in the consolidated statements of income. For the nine months ended September 30, 2023, there was $4 thousand in interest income investment securities - U.S. government agencies and corporations and $4 thousand in interest income investment securities - state and political subdivisions (nontaxable). A qualitative assessment of hedge effectiveness was applied at inception of the hedge. Future hedge effectiveness will be determined on a qualitative basis each quarter.  The hedge is expected to remain effective as long as the balance of the hedged item is projected to remain at or above the notional amount of the swap.

		Weighted
	Notional	Average Maturity
(dollars in thousands)	Amount	(Years)	Fair Value
September 30, 2023
Pay-fixed interest rate swap agreements - securities AFS	$100,000	3	$(104)

The Company had $2 million in investment securities pledged as collateral on its interest rate swaps with a third-party financial institution as of September 30, 2023.

13. Subsequent Event

Due to the levels of borrowings during October 2023 and the need to fund loan growth, the Company evaluated a liquidity strategy to deleverage the reliance on short-term borrowings.  As a result of this evaluation, in November 2023, the Company sold certain available-for-sale securities with a carrying value of $35.6 million for a $6.5 million loss recognized in gain (loss) on sale of available-for-sale debt securities. This loss will be reflected in and adversely affect the Company’s fourth quarter 2023 operating results. The $29.1 million in proceeds received were used to pay down short-term borrowings that replenished available borrowing capacity at that time.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of September 30, 2023 compared to December 31, 2022 and a comparison of the results of operations for the three and nine months ended September 30, 2023 and 2022. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2022 Annual Report filed on Form 10-K.

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

We are impacted by national, regional and market area economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties, and Eastern Pennsylvania, primarily Northampton and Lehigh counties. The Federal Open Market Committee (FOMC) increased interest rates by 425 basis points during 2022 and another 25 basis points each in February, March, May and July 2023. According to the U.S. Bureau of Labor Statistics, the national unemployment rate for September 2023 was 3.8%, up 0.3 percentage points from December 2022. The unemployment rates in the Scranton - Wilkes-Barre – Hazleton (market area north) and the Allentown – Bethlehem – Easton (market area south) Metropolitan Statistical Areas (local) were in line with the national unemployment rate. The local unemployment rates at September 30, 2023 were 3.5% in market area north and 3.4% in market area south, respectively, a decrease of 1.0 percentage points and 0.3 percentage points from the 4.5% and 3.7%, respectively, at December 31, 2022. The rising rate environment and historically low inventory has reduced the amount of home purchases below 2022 levels. The median home values in the Scranton-Wilkes-Barre-Hazleton metro and Allentown-Bethlehem-Easton metro increased 4.5% and 5.2%, respectively, from a year ago, according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, and values are expected to grow 1.7% and 2.6% in the next year. In light of these expectations, we are uncertain if real estate values could continue to increase at these levels with the current elevated rate environment, however we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

For the nine months ended September 30, 2023, net income was $17.7 million, or $3.11 diluted earnings per share, compared to $22.9 million, or $4.03 diluted earnings per share, for the nine months ended September 30, 2022.

As of September 30, 2023 and September 30, 2022, tangible common book value per share (non-GAAP) was $25.37 and $22.24, respectively. See reconciliation on page 39. The increase in tangible book value was due primarily to the improvement in retained earnings. These non-GAAP measures should be reviewed in connection with the reconciliation of these non-GAAP ratios. See “Non-GAAP Financial Measures” located below within this management’s discussion and analysis.

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

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at September 30, 2023 and 2022.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest income (GAAP)	$23,678	$20,135	$68,995	$57,378
Adjustment to FTE	700	687	2,186	2,038
Interest income adjusted to FTE (non-GAAP)	24,378	20,822	71,181	59,416
Interest expense (GAAP)	9,039	1,625	21,849	3,431
Net interest income adjusted to FTE (non-GAAP)	$15,339	$19,197	$49,332	$55,985

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$12,784	$13,028	$39,066	$38,484

Net interest income (GAAP)	14,639	18,510	47,146	53,947
Plus: taxable equivalent adjustment	700	687	2,186	2,038
Non-interest income (GAAP)	4,325	3,911	13,349	12,722
Net interest income (FTE) plus non-interest income (non-GAAP)	$19,664	$23,108	$62,681	$68,707
Efficiency ratio (non-GAAP)	65.01%	56.38%	62.33%	56.01%

The following table provides a reconciliation of the tangible common equity (non-GAAP) and the calculations of tangible book value per share and tangible common equity ratio:

(dollars in thousands)	September 30, 2023	September 30, 2022
Tangible Book Value per Share (non-GAAP)
Total assets (GAAP)	$2,476,820	$2,435,768
Less: Intangible assets, primarily goodwill	(20,897)	(21,264)
Tangible assets	2,455,923	2,414,504
Total shareholders' equity (GAAP)	165,432	146,487
Less: Intangible assets, primarily goodwill	(20,897)	(21,264)
Tangible common equity	$144,535	$125,223

Common shares outstanding, end of period	5,696,351	5,630,332
Tangible Common Book Value per Share (non-GAAP)	$25.37	$22.24
Tangible Common Equity Ratio (non-GAAP)	5.89%	5.19%
Unrealized losses on held-to-maturity securities, net of tax	(36,214)	(31,706)
Adjusted tangible common equity ratio (non-GAAP)	4.41%	3.87%

The following table provides a reconciliation of pre-provision net revenue (PPNR) to average assets (non-GAAP):

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Pre-Provision Net Revenue to Average Assets
Income before taxes (GAAP)	$5,930	$8,868	$20,149	$26,610
Plus: Provision for credit losses	250	519	1,280	1,551
Total pre-provision net revenue (non-GAAP)	6,180	9,387	21,429	28,161
Total (annualized) (non-GAAP)	$24,517	$37,242	$28,650	$37,651

Average assets	$2,408,336	$2,407,887	$2,405,100	$2,401,922
Pre-Provision Net Revenue to Average Assets (non-GAAP)	1.02%	1.55%	1.19%	1.57%

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

The Company’s earnings are also affected by the level of its non-interest income and expenses and by the provisions for credit losses and income taxes. Non-interest income mainly consists of: service charges on the Company’s loan and deposit products; interchange fees; trust and asset management service fees; increases in the cash surrender value of the bank owned life insurance and from net gains or losses from sales of loans and securities. Non-interest expense consists of: compensation and related employee benefit costs; occupancy; equipment; data processing; advertising and marketing; FDIC insurance premiums; professional fees; loan collection; net other real estate owned (ORE) expenses; supplies and other operating overhead.

Net interest income, net interest rate margin, net interest rate spread and the efficiency ratio are presented in the MD&A on a fully-taxable equivalent (FTE) basis. The Company believes this presentation to be the preferred industry measurement of net interest income as it provides a relevant comparison between taxable and non-taxable amounts.

Comparison of the results of operations

three and nine months ended September 30, 2023 and 2022

Overview

For the third quarter of 2023, the Company generated net income of $5.3 million, or $0.93 per diluted share, compared to $7.7 million, or $1.36 per diluted share, for the third quarter of 2022. The $2.4 million, or 31%, decrease in net income for the comparative quarters was primarily the result of $3.9 million lower net interest income partially offset by a $0.6 million decrease in the provision for income taxes, $0.4 million increase in non-interest income, $0.3 million net benefit in the provision for credit losses on unfunded commitments and $0.3 million lower non-interest expenses. In the year-to-date comparison, net income decreased by $5.1 million to $17.7 million, or $3.11 per diluted share, from $22.8 million, or $4.03 per diluted share for the comparative period. The decline was primarily caused by a reduction of $6.8 million in net interest income along with an increase of $0.6 million in non-interest expenses. These increases were partially offset by a $1.3 million decrease in the provision for income taxes, $0.3 million reduction in provision for credit losses on loans and unfunded commitments and $0.6 million higher non-interest income year-over-year.

Return on average assets (ROA) was 0.88% and 1.27% for the third quarters of 2023 and 2022, respectively, and 0.99% and 1.27% for the nine months ended September 30, 2023 and 2022, respectively. During the same time periods, return on average shareholders’ equity (ROE) was 11.96% and 18.23%, respectively, and 13.64% and 17.01%, respectively. ROA decreased due to the decline in net income for the quarter-over-quarter and year-over-year comparisons. ROE decreased primarily due to the net income decreases over the same time periods. Pre-provision net revenue to average assets (non-GAAP) was 1.02% and 1.55% for the three months ended September 30, 2023 and 2022, respectively, and 1.19% and 1.57% for the nine months ended September 30, 2023, respectively. See reconciliation on page 39. The decreases were due to a decline in income before taxes quarter-over-quarter and year-over-year.

Net interest income and interest sensitive assets / liabilities

For the third quarter of 2023, net interest income decreased $3.9 million, or 21%, to $14.6 million from $18.5 million for the third quarter of 2022 due to interest expense growing faster than interest income. The $3.5 million growth in interest income was produced by the addition of $19.0 million in average interest-earning assets and the effect of a 58 basis point increase in FTE yields earned on those assets. The loan portfolio contributed the most to this growth by providing $4.2 million more in FTE interest income, which absorbed $0.5 million less from fair value purchase accounting adjustment accretion, due to $129.1 million more in average loans and a 69 basis point increase in the FTE yields earned thereon. In the investment portfolio, the average balance of total securities declined $60.1 million from security sales and paydowns on mortgage-backed securities which produced $0.4 million less in FTE interest income.  On the liability side, total interest-bearing liabilities grew $30.6 million, on average, with a 177 basis point increase in rates paid thereon. The 171 basis point increase in rates paid on deposits resulted in $6.9 million more interest expense for the third quarter of 2023 compared to the 2022 like period. The Company also utilized $37.6 million more in average short-term borrowings during the third quarter of 2023 which added $0.4 million in interest expense.

Net interest income decreased $6.8 million, or 13%, from $53.9 million for the nine months ended September 30, 2022 to $47.1 million for the nine months ended September 30, 2023, due to $18.4 million higher interest expense partially offset by the $11.6 million increase in interest income. Total average interest-earning assets increased $28.0 million and FTE yields earned on these assets rose 64 basis points resulting in $11.8 million of growth in FTE interest income.  In the loan portfolio, the Company experienced average balance growth of $138.1 million and an additional 71 basis point in FTE yields which had the effect of producing $12.9 million more FTE interest income, despite $1.2 million less in fees earned under the Paycheck Protection Program (PPP) and $0.7 million less from fair value purchase accounting accretion during the first nine months of 2023. The average balance of the investment portfolio declined $62.9 million which resulted in $1.0 million lower FTE interest income. On the liability side, total interest-bearing liabilities grew $29.4 million on average with a 150 basis point increase in rates paid on these interest-bearing liabilities.  The 139 basis point increase in rates paid on interest-bearing deposits resulted in interest expense growth of $16.4 million. An additional $1.8 million in interest expense was incurred from the utilization of $50.2 million more in average short-term borrowings.

The FTE net interest rate spread decreased by 119 and 86 basis points and margin decreased by 69 and 42 basis points, respectively, for the three and nine months ended September 30, 2023 compared to the same 2022 periods. In the quarter-over-quarter and year-over-year comparisons, the spread and margin decreased due to the rise in rates paid on interest-bearing liabilities which increased faster than the yields earned on interest-earning assets. The overall 163 and 133 basis points cost of funds for the three and nine months ended September 30, 2023, which includes the impact of non-interest bearing deposits, increased 134 and 112 basis points compared to the same 2022 periods. The primary reason for the increase was the higher rates paid on deposits compared to the same 2022 periods due to the increases in market interest rates during the periods.

For the remainder of 2023, the Company is uncertain about the expected interest rate environment. Management is primarily reliant on the Federal Open Market Committee's statements and forecast.  The Company’s net interest income performance has been reduced by assetyields being outpaced by higher cost of funds compressing net interest spread. The risk to net interest income improvement is rapid acceleration of deposit rates in the Company's market area. The FOMC increased the federal funds rate by 425 basis points during 2022 and another 100 basis points in 2023, which had a disproportional effect on rates paid on interest-bearing liabilities in 2023. On the asset side, the Prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans was also increased 425 basis points during 2022 and another 100 basis points through September 2023. Consensus economic forecasts are predicting no change in short-term rates throughout the rest of 2023. For the remainder of 2023 into early 2024, the Company currently maintains a loan pipeline which we expect will grow the loan portfolio which will be funded by borrowing capacity until such time deposit growth will be able to pay down these short-term borrowings. The focus is to manage net interest income through an elevated forecasted rate cycle by exercising disciplined and proactive loan pricing and managing deposit costs to maintain a reasonable spread, to the extent possible, in order to mitigate further margin compression.

Due to volatility in the levels of borrowings during October 2023 and the increasing expected dependency on borrowing capacity from experiencing deposit fluctuations while funding loan growth, the Company evaluated a liquidity strategy to deleverage the reliance on short-term borrowings.  As a result of this evaluation, in November 2023, the Company sold certain available-for-sale securities with a carrying value of $35.6 million for a $6.5 million loss recognized in gain (loss) on sale of available-for-sale debt securities. This loss will be reflected in and adversely affect the Company’s fourth quarter 2023 operating results. The $29.1 million in proceeds received were used to pay down short-term borrowings that replenished available borrowing capacity at that time.

Continued growth in the loan portfolios is expected to boost interest income, and when coupled with a proactive relationship approach to deposit cost setting strategies should help mitigate spread compression and contain the interest rate margin, preventing further reductions below acceptable levels.

The Company’s cost of interest-bearing liabilities was 2.17% and 1.79% for the three and nine months ended September 30, 2023, or 177 and 150 basis points higher than the cost for the same 2022 periods. For the month of October 2023, the cost of interest-bearing liabilities was 50 basis points higher than the first nine months of 2023 at 2.29% which shows the higher costs are expected to continue. The increase in interest paid on deposits contributed to the higher cost of interest-bearing liabilities supplemented by the short-term borrowings utilized during the first nine months of 2023. The FOMC is expected to hold the federal funds rate in the immediate future, but the Company may continue to experience pressure to further increase rates paid on deposits. To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships and generate new loan volumes. Strategically deploying relationship deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated. Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for September 30, 2023 and 2022 to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments. This treatment allows a uniform comparison among yields on interest-earning assets. Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for credit losses. Home equity lines of credit (HELOC) are included in the residential real estate category since they are secured by real estate. Net deferred loan (cost amortization)/fee accretion of ($0.3 million) and ($0.2 million) during the third quarters of 2023 and 2022, respectively, and ($0.7 million) and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively, are included in interest income from loans. Merchants Bank of Bangor and Landmark Community bank loan fair value purchase accounting adjustments of $0.5 million and $0.9 million are included in interest income from loans and $7 thousand and $13 thousand reduced interest expense on deposits and borrowings for the three months ended September 30, 2023 and 2022. Merchants Bank of Bangor and Landmark Community Bank loan fair value purchase accounting adjustments of $2.0 million and $2.8 million are included in interest income from loans and $27 thousand and $149 thousand reduced interest expense on deposits and borrowings for the nine months ended September 30, 2023 and 2022. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Residual values for direct finance leases are included in the average balances for consumer loans. Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets. Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	September 30, 2023			September 30, 2022
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$9,278	$60	2.57%	$59,409	$351	2.34%
Restricted investments in bank stock	3,763	59	6.24	3,645	56	6.06
Investments:
Agency - GSE	112,089	407	1.44	116,914	445	1.51
MBS - GSE residential	234,792	1,054	1.78	264,249	1,157	1.74
State and municipal (nontaxable)	230,129	1,658	2.86	255,736	1,916	2.97
State and municipal (taxable)	86,029	444	2.05	86,262	449	2.06
Total investments	663,039	3,563	2.13	723,161	3,967	2.18
Loans and leases:
C&I and CRE (taxable)	779,406	11,575	5.89	749,154	9,428	4.99
C&I and CRE (nontaxable)	89,290	930	4.13	70,700	620	3.48
Consumer	235,411	2,617	4.41	224,753	2,184	3.85
Residential real estate	536,304	5,574	4.12	466,661	4,216	3.58
Total loans and leases	1,640,411	20,696	5.01	1,511,268	16,448	4.32
Total interest-earning assets	2,316,490	24,378	4.18%	2,297,483	20,822	3.60%
Non-interest earning assets	91,845			110,404
Total assets	$2,408,336			$2,407,887

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$664,391	$3,269	1.95%	$703,101	$577	0.33%
Savings and clubs	214,078	166	0.31	245,589	59	0.10
MMDA	537,334	3,609	2.66	541,799	801	0.59
Certificates of deposit	191,990	1,444	2.98	124,083	113	0.36
Total interest-bearing deposits	1,607,793	8,488	2.09	1,614,572	1,550	0.38
Secured borrowings	7,470	123	6.53	7,708	75	3.85
Short-term borrowings	37,595	428	4.51	10	-	0.43
Total interest-bearing liabilities	1,652,858	9,039	2.17%	1,622,290	1,625	0.40%
Non-interest bearing deposits	548,682			589,228
Non-interest bearing liabilities	29,638			29,030
Total liabilities	2,231,178			2,240,548
Shareholders' equity	177,158			167,339
Total liabilities and shareholders' equity	$2,408,336			$2,407,887
Net interest income - FTE		$15,339			$19,197

Net interest spread			2.01%			3.20%
Net interest margin			2.63%			3.32%
Cost of funds			1.63%			0.29%

	Nine months ended
(dollars in thousands)	September 30, 2023			September 30, 2022
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$7,548	$212	3.76%	$55,571	$464	1.12%
Restricted investments in bank stock	4,332	240	7.41	3,472	120	4.62
Investments:
Agency - GSE	112,267	1,224	1.46	118,052	1,309	1.48
MBS - GSE residential	241,628	3,232	1.79	268,494	3,416	1.70
State and municipal (nontaxable)	233,105	5,066	2.91	260,855	5,811	2.98
State and municipal (taxable)	86,032	1,335	2.08	88,513	1,348	2.04
Total investments	673,032	10,857	2.16	735,914	11,884	2.16
Loans and leases:
C&I and CRE (taxable)	766,197	33,146	5.78	754,781	27,387	4.85
C&I and CRE (nontaxable)	100,873	3,112	4.13	69,555	1,711	3.29
Consumer	236,984	7,630	4.30	211,031	6,070	3.85
Residential real estate	521,251	15,984	4.10	451,880	11,780	3.49
Total loans and leases	1,625,305	59,872	4.93	1,487,247	46,948	4.22
Total interest-earning assets	2,310,217	71,181	4.12%	2,282,204	59,416	3.48%
Non-interest earning assets	94,883			119,718
Total assets	$2,405,100			$2,401,922

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$652,409	$7,013	1.44%	$713,743	$1,529	0.29%
Savings and clubs	223,750	506	0.30	245,052	112	0.06
MMDA	532,786	9,138	2.29	507,693	1,346	0.35
Certificates of deposit	167,371	3,056	2.44	128,893	334	0.35
Total interest-bearing deposits	1,576,316	19,713	1.67	1,595,381	3,321	0.28
Secured borrowings	7,515	352	6.26	9,301	109	1.56
Short-term borrowings	50,322	1,784	4.74	72	1	1.06
Total interest-bearing liabilities	1,634,153	21,849	1.79%	1,604,754	3,431	0.29%
Non-interest bearing deposits	567,487			589,581
Non-interest bearing liabilities	29,590			27,741
Total liabilities	2,231,230			2,222,076
Shareholders' equity	173,870			179,846
Total liabilities and shareholders' equity	$2,405,100			$2,401,922
Net interest income - FTE		$49,332			$55,985

Net interest spread			2.33%			3.19%
Net interest margin			2.86%			3.28%
Cost of funds			1.33%			0.21%

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

	Nine months ended September 30,
(dollars in thousands)	2023 compared to 2022			2022 compared to 2021
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$(655)	$403	$(252)	$(92)	$442	$350
Restricted investments in bank stock	35	85	120	10	14	24
Investments:
Agency - GSE	(63)	(21)	(84)	415	74	489
MBS - GSE residential	(353)	168	(185)	1,098	407	1,505
State and municipal	(464)	(146)	(610)	1,552	-	1,552
Total investments	(880)	1	(879)	3,065	481	3,546
Loans and leases:
Residential real estate	1,957	2,248	4,205	3,096	(77)	3,019
C&I and CRE	1,550	5,313	6,863	2,925	(110)	2,815
Consumer	792	768	1,560	1,042	(98)	944
Total loans and leases	4,299	8,329	12,628	7,063	(285)	6,778
Total interest income	2,799	8,818	11,617	10,046	652	10,698

Interest expense:
Deposits:
Interest-bearing checking	(142)	5,626	5,484	309	(38)	271
Savings and clubs	(11)	405	394	19	5	24
Money market	70	7,722	7,792	212	396	608
Certificates of deposit	128	2,594	2,722	-	(165)	(165)
Total deposits	45	16,347	16,392	540	198	738
Secured borrowings	(25)	268	243	36	(48)	(12)
Overnight borrowings	1,781	2	1,783	-	1	1
FHLB advances	-	-	-	(26)	-	(26)
Total interest expense	1,801	16,617	18,418	550	151	701
Net interest income	$998	$(7,799)	$(6,801)	$9,496	$501	$9,997

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

For the three months ended September 30, 2023, the provision for credit losses on loans was $0.5 million due to growth and change in composition of the loan portfolio along with slower prepayment speeds and curtailment rates, which are key assumptions used in the estimate. The provision for credit losses on unfunded loan commitments was a net benefit of $0.3 million due to a reduction in unfunded commitments during the quarter along with lower loss rates related to an improved economic forecast and updated probability of default models used in the estimate.

For the nine months ended September 30, 2023, the provision for credit losses on loans was $1.4 million due to the growth and change in composition of the loan portfolio along with slower prepayment speeds and curtailment rates, which are key assumptions used in the estimate. The provision for credit losses on unfunded loan commitments was a net benefit of $0.1 million due to a reduction in unfunded commitments during the quarter along with lower loss rates related to an improved economic forecast and updated probability of default models used in the estimate.

Due to the Company’s adoption of ASU 2016-13 on January 1, 2023, comparability of the prior period provision is not considered relevant.

The provision for credit losses derives from the reserve required from the allowance for credit losses calculation. The Company continued provisioning for the three and nine ended September 30, 2023 to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for credit losses, see “Allowance for credit losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the third quarter of 2023, non-interest income amounted to $4.3 million, an increase of $0.4 million, or 11%, compared to $3.9 million recorded for the same 2022 period. The increase was due to $0.2 million more trust fees, $0.1 million additional service charges on deposits and $0.1 million higher gains on loan sales.

Non-interest income totaled $13.3 million for the nine months ended September 30, 2023, an increase of $0.6 million, or 5%, from the $12.7 million recorded for the nine months ended September 30, 2022.  The increase was primarily due to $0.4 million higher deposit service charges, $0.3 million higher trust fiduciary fees, $0.3 million in recoveries from acquired charged-off loans, $0.2 million in additional commercial loans fees from interest rate hedges, $0.2 million more debit card interchange fees and $0.1 million recorded for a death claim on BOLI. Partially offsetting these increases were $0.7 million lower gains on loan sales and $0.2 million less loan service charges due to scaled back demand for mortgages and less service fees recorded on commercial loans.

Operating expenses

For the quarter ended September 30, 2023, total non-interest expenses were $12.8 million, a decrease of $0.2 million, or 2%, compared to $13.0 million for the same 2022 quarter. Salary and employee benefits declined $0.5 million, or 8%, to $6.3 million for the third quarter of 2023 from $6.8 million for the third quarter of 2022. The decrease was primarily due to lower employee incentives and insurance expenses. Advertising and marketing expenses decreased $0.3 million due to a donation made to Fidelity D & D Charitable Foundation during the third quarter of 2022. Partially offsetting these decreases, premises and equipment expenses increased $0.4 million, or 23%, primarily due to higher equipment maintenance and rental expenses and depreciation from investments in new technology and infrastructure. The FDIC assessment expense increased $0.1 million due to the higher assessment rate for 2023. Other increases in non-interest expenses are as follows: $0.1 million in professional services and $0.1 million in data processing and communications expenses.

For the nine months ended September 30, 2023, non-interest expenses increased $0.6 million, or 1%, compared to the nine months ended September 30, 2022, from $38.5 million to $39.1 million.  Premises and equipment expenses increased $1.0 million, or 17%, due primarily to higher expenses for equipment maintenance and rentals along with higher depreciation expense. Professional service expenses grew $0.6 million due to additional consulting, legal and audit expenses. Fraud losses increased $0.3 million due to more counterfeit checks. Partially offsetting these increases, salaries and employee benefit expenses declined $1.3 million, or 6%.  The decrease was primarily due to less incentive expense. PA shares tax expense was also $0.5 million lower from declines in shareholders' equity.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, were 1.43% and 1.44% for the nine months ended September 30, 2023 and 2022. The expense ratio was relatively unchanged because the increase in non-interest expenses was offset by a similar increase in non-interest income. The efficiency ratio (non-GAAP) increased from 56.01% at September 30, 2022 to 62.33% at September 30, 2023 due to non-interest expenses increasing as net interest income declined. For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Provision for income taxes

The provision for income taxes decreased $1.3 million for the nine months ended September 30, 2023 compared to the same 2022 period due to tax credits from plug-in hybrid electric vehicles and lower income before taxes. The Company's effective tax rate was 11.9% at September 30, 2023 compared to 14.0% at September 30, 2022. The difference between the effective rate and the enacted statutory corporate rate of 21% is due mostly to the effect of tax-exempt income in relation to the level of pre-tax income. The decrease in the effective tax rate was primarily due to lower pre-tax income and the aforementioned tax credits. Due to challenges relating to current market conditions, the Company may not have the ability to make a reliable estimate of all or part of its ordinary income which could cause volatility in the effective tax rate. If the federal corporate tax rate is increased, the Company’s net deferred tax liabilities and deferred tax assets will be re-valued upon adoption of the new tax rate. A federal tax rate increase will increase net deferred tax assets with a corresponding decrease to provision for income taxes.

Comparison of financial condition at

 September 30, 2023 and December 31, 2022

Overview

Consolidated assets increased $98.4 million to $2.5 billion as of September 30, 2023 from $2.4 billion as of December 31, 2022. The increase in assets occurred primarily in the loan portfolio and cash and cash equivalents partially offset by a decline in the investment portfolio.  The reduction in the investment portfolio was primarily caused by the sale of securities in order to pay down short-term borrowings.  Loan portfolio increases were funded by growth in short-term borrowings.

Funds Deployed:

Investment securities

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM). To date, management has not purchased any securities for trading purposes. Some of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them. The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions. Debt securities AFS are carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (AOCI). Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity. For the nine months ended September 30, 2023, AOCI declined by $11.7 million due to the change in fair value of the Company's investment securities.

Effective April 1, 2022, the Company transferred agency and municipal bonds with a book value of $245.5 million from AFS to HTM in order to apply the accounting for securities HTM to mitigate the effect AFS accounting has on the balance sheet. The bonds that were transferred had the highest price volatility and consisted of fixed-rate securities representing 70% of the agency portfolio, 70% of the taxable municipal portfolio each laddered out on the short to intermediate part of the yield curve and 35% of the tax-exempt municipal portfolio on the long end of the yield curve were identified as the best candidates given the Company’s ability to hold those bonds to maturity. The market value of the securities on the date of the transfer was $221.7 million, after netting unrealized losses totaling $18.9 million. The $18.9 million, net of deferred taxes, will be accreted into other comprehensive income over the life of the bonds. As of September 30, 2023, the carrying value of held-to-maturity securities was $223.9 million, net of $16.2 million in remaining transferred after-tax unrealized losses.

The Company utilized a fair value hedge to designate and swap a portion of the fixed rate AFS portfolio. The Company has an approved Derivative Policy that requires Board pre-approval on such balance sheet hedging activates as well as ongoing reporting to its ALCO Committee. The Board has approved up to $200 million in notional amount of pay-fixed interest rate swap and the Company has executed on $100 million to date.

During September 2023, the Company entered into a $100 million interest rate swap with a third-party financial institution to limit the risk to the investment portfolio of rising interest rates. The interest rate swap was designated as a fair value hedge and utilized a pay fixed interest rate swap to hedge the change in fair value attributable to the movement in the Secured Overnight Financing Rate ("SOFR"). The Company designated $50 million of the swap's notional balance as a hedge against the closed portfolio of 20-year mortgage-backed securities and $50 million as a hedge against the closed portfolio of tax-free municipal bonds. As of September 30, 2023, the Company recorded the fair value of the swap of $104 thousand in accrued interest payable and other liabilities on the consolidated balance sheet offset by a $104 thousand increase to the carrying value of designated investment securities.

As of September 30, 2023, the carrying value of investment securities amounted to $576.7 million, or 23% of total assets, compared to $643.6 million, or 27% of total assets, as of December 31, 2022. On September 30, 2023, 32% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations. The mortgage-backed securities portfolio includes only pass-through bonds issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association (GNMA).

The Company’s municipal (obligations of states and political subdivisions) portfolio is comprised of tax-free municipal bonds with a book value of $238.0 million and taxable municipal bonds with a book value of $92.1 million. The overall credit ratings of these municipal bonds was as follows: 38% AAA, 61% AA, and 1% A. For municipal securities HTM, the Company utilized a third-party model to analyze whether a credit loss reserve is needed for these bonds. The amount of the credit loss reserve calculated was immaterial because of the underlying strong credit quality of the municipal portfolio.

During the first nine months of 2023, the carrying value of total investments decreased $66.9 million, or 10%. During January 2023 with the 10-year U.S. Treasury yield declining, $31.2 million of securities were able to be sold yielding 3.62% (FTE yield of 4.33%) at a breakeven level. These proceeds were used to pay down FHLB overnight borrowings costing 4.80% at that time. Additionally, principal reductions during the first nine months of 2023 totaled $19.4 million and there was a decline in the unrealized loss position of $14.8 million in the AFS portfolio. The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company. Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile, to the extent possible.

A comparison of investment securities at September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023				December 31, 2022
(dollars in thousands)	Amount	%	Book yield	Reprice term	Amount	%	Book yield	Reprice term
HTM securities:
Obligations of states & political subdivisions - tax exempt	$83,469	14.4%	2.1%	21.1	$83,426	13.0%	3.8%	21.8
Obligations of states & political subdivisions - taxable	59,277	10.3	2.1	11.6	59,012	9.1	3.1	12.3
Agency - GSE	81,107	14.1	1.4	6.7	80,306	12.5	2.6	7.4
Total HTM securities	$223,853	38.8%	1.8%	13.4	$222,744	34.6%	3.2%	14.1
AFS debt securities:
MBS - GSE residential	$186,829	32.4%	1.8%	6.4	$217,435	33.8%	1.8%	6.4
Obligations of states & political subdivisions - tax exempt	117,122	20.3	2.1	18.4	149,131	23.2	2.6	11.4
Obligations of states & political subdivisions - taxable	22,425	3.9	1.6	5.9	22,763	3.5	1.6	6.6
Agency - GSE	26,459	4.6	1.2	4.5	31,533	4.9	1.4	4.6
Total AFS debt securities	$352,835	61.2%	1.9%	10.3	$420,862	65.4%	2.0%	8.0
Total securities	$576,688	100.0%	1.9%	11.4	$643,606	100.0%	2.4%	9.9

The investment securities portfolio contained no private label mortgage-backed securities, collateralized mortgage obligations, collateralized debt obligations, or trust preferred securities. The portfolio had no adjustable-rate instruments as of September 30, 2023 and December 31, 2022.

Investment securities were comprised of AFS and HTM securities as of September 30, 2023 and December 31, 2022. The AFS securities were recorded with a net unrealized loss of $82.7 million and a net unrealized loss of $67.9 million as of September 30, 2023 and December 31, 2022, respectively. Of the $14.8 million net decline; $7.7 million was attributable to municipal securities; $6.9 million was attributable to mortgage-backed securities and $0.2 million was attributable to agency securities. During the second quarter of 2022, securities with net unrealized losses totaling $23.9 million were transferred to HTM and for the nine months ended September 30, 2023 $1.7 million was accreted against other comprehensive income. The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve. Generally, the values of debt securities move in the opposite direction of the changes in interest rates. As interest rates along the treasury yield curve rise, especially at the intermediate and long end, the values of debt securities tend to decline. Whether or not the value of the Company’s investment portfolio will change above or below its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio. Management does not consider the reduction in value attributable to changes in credit quality. Correspondingly, when interest rates decline, the market values of the Company’s debt securities portfolio could be subject to market value increases.

As of September 30, 2023, the Company had $307.1 million in public deposits, or 14% of total deposits. As of September 30, 2023, trust deposits were $102.7 million, or 5% of total deposits. Pennsylvania state law requires the Company to maintain pledged securities on public and trust deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers. As of September 30, 2023, the balance of pledged securities required for public and trust deposits was $415.9 million, or 72% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether credit losses on debt securities exist. Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security has credit losses. If a decline in value is deemed to be credit losses, a contra-asset is recorded on both HTM and AFS securities, limited by the amount that the fair value is less than the amortized cost basis. During the quarter ended September 30, 2023, the Company did not incur any credit losses on debit securities from its investment securities portfolio.

Due to volatility in the levels of borrowings during October 2023 and the increasing expected dependency on borrowing capacity from experiencing deposit fluctuations while funding loan growth, the Company evaluated a liquidity strategy to deleverage the reliance on short-term borrowings. As a result of this evaluation, in November 2023, the Company sold longer term available-for-sale general market tax-free municipal securities with a carrying value of $35.6 million as part of a liquidity and net interest margin enhancement strategy for a $6.5 million loss recognized in gain (loss) on sale of available-for-sale debt securities. This loss will be reflected in and adversely affect the Company’s fourth quarter 2023 operating results. The $29.1 million in proceeds received were used to retire short-term borrowings with a cost of approximately 5.50%. Management made the decision to sell these particular securities because they had a weighted average yield of 1.28% with a 13.5 year weighted average maturity. While the Company has ample funding sources available, management felt it prudent to create additional capacity for the borrowings over the near term should the banking industry again experience funding pressures as it did in March of this year.  In addition, since the municipal securities sold were purchased in a much lower rate environment, there is an immediate improvement in net interest margin (NIM) of over 5 bps as a result of paying down the borrowing with the sale proceeds. The sale removes a 422 basis point negative spread and will incrementally improve net interest income, earnings per share and NIM every year starting in 2024. The cost savings from paying down the advances with the sale of low yielding bonds will also allow the pre-tax loss of $6.5 million realized on the sale to be fully recouped prior to the term of the bonds sold. The effect of the security sales is expected to reduce regulatory ratios by 25-30 basis points for 2023.

Restricted investments in bank stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh. Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level. In addition, the Company earns a return or dividend based on the amount invested. Atlantic Community Bankers Bank (ACBB) stock totaled $82 thousand as of September 30, 2023 and December 31, 2022. The balance in FHLB stock was $3.7 million and $5.2 million as of September 30, 2023 and December 31, 2022, respectively.  The dividends received from the FHLB totaled $229 thousand and $109 thousand for the nine months ended September 30, 2023 and 2022, respectively.

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

As of September 30, 2023 and December 31, 2022, loans HFS consisted of residential mortgages with carrying amounts of $2.3 million and $1.6 million, respectively, which approximated their fair values. During the nine months ended September 30, 2023, residential mortgage loans with principal balances of $37.9 million were sold into the secondary market and the Company recognized net gains of $0.7 million, compared to $68.0 million and $1.4 million, respectively, during the nine months ended September 30, 2022.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster personal relationships. At September 30, 2023 and December 31, 2022, the servicing portfolio balance of sold residential mortgage loans was $473.0 million and $465.7 million, respectively, with mortgage servicing rights of $1.5 million and $1.6 million for the same periods, respectively.

Loans and leases

As of September 30, 2023, the Company had gross loans and leases totaling over $1.6 billion, an increase of $81.2 million, or 5%, compared to almost $1.6 billion at December 31, 2022.

During the nine months ended September 30, 2023, the growth in the portfolio was primarily attributed to a $31.8 million increase in the commercial portfolio and a $48.0 million increase in the residential portfolio, the result of a higher percentage of adjustable rate mortgages recorded as held-for-investment during this period.

As management continues to identify ways to optimize the Company’s balance sheet, the focus is to lend in areas that provide better risk-adjusted returns and improved opportunities to deepen relationships with our customers. This could result in a change in the composition of the loan portfolio in future periods.

The composition of the loan portfolio at September 30, 2023 and December 31, 2022 is summarized as follows:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Amount	%	Amount	%
Commercial and industrial:
Commercial	$145,185	8.8%	$141,122	9.0%
Municipal	82,058	5.0	72,996	4.7
Commercial real estate:
Non-owner occupied	311,306	18.9	318,296	20.3
Owner occupied	291,573	17.7	284,677	18.2
Construction	42,773	2.6	24,005	1.5
Consumer:
Home equity installment	57,856	3.5	59,118	3.8
Home equity line of credit	51,409	3.1	52,568	3.4
Auto loans - Recourse	11,358	0.7	12,929	0.8
Auto loans - Non-recourse	117,266	7.1	114,909	7.3
Direct finance leases	33,902	2.1	33,223	2.1
Other	14,158	0.9	11,709	0.7
Residential:
Real estate	445,016	27.0	398,136	25.5
Construction	43,337	2.6	42,232	2.7
Gross loans	1,647,197	100.0%	1,565,920	100.0%
Less:
Allowance for credit losses	(18,757)		(17,149)
Unearned lease revenue	(1,989)		(1,746)
Net loans	$1,626,451		$1,547,025

Loans held-for-sale	$2,345		$1,637

Commercial & industrial (C&I) and commercial real estate (CRE)

As of September 30, 2023, the commercial portfolio increased by $31.8 million, or 4%, to $872.9 million compared to the December 31, 2022 balance of $841.1 million due to growth of $13.1 million in total commercial and industrial loans and $18.7 million in growth in commercial real estate loans.

Commercial and industrial loans are generally secured with short-term assets; however, in many cases, additional collateral such as real estate is provided as additional security for the loan. Loan-to-value maximum values have been established by the Company and are specific to the type of collateral. Collateral values may be determined using invoices, inventory reports, accounts receivable aging reports, independent collateral appraisals, etc.

For the nine months ended September 30, 2023, commercial and industrial loans increased $4.1 million, or 3%, from $141.1 million at December 31, 2022 to $145.2 million at September 30, 2023, which was the result of originations and line advances outpacing scheduled payments and line pay-downs/offs.

Municipal loans are secured by the full faith and credit of respective local government units located in the Commonwealth of Pennsylvania authorized in accordance with the Local Government Unit Debt Act. These loans have a long history of performance within contractual terms with no defaults noted.

For the nine months ended September 30, 2023, municipal loans increased $9.1 million, or 12%, from $73.0 million at December 31, 2022 to $82.1 million at September 30, 2023, which was attributed to $6.6 million in originations during the year along with advances on loan commitments.

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

For the nine months ended September 30, 2023, non-owner occupied commercial real estate decreased $7.0 million, or 2%, from $318.3 million at December 31, 2022 to $311.3 million at September 30, 2023, which was attributed to scheduled monthly payments.

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

For the nine months ended September 30, 2023, owner occupied commercial real estate increased $6.9 million, or 2%, from $284.7 million at December 31, 2022 to $291.6 million at September 30, 2023, which was attributed to a $10 million CRE loan originated during the second quarter.

Construction lending consists of commercial and residential site development loans, as well as commercial building construction and residential housing construction loans. Management prefers lending to well-established developers with a proven track record and strong business and guaranteed with owners’ personal financial conditions.

For the nine months ended September 30, 2023, commercial construction increased $18.8 million, or 78%, from $24.0 million at December 31, 2022 to $42.8 million at September 30, 2023, which was primarily attributable to $12.4 million in fundings on four large construction loans originated prior to December 31, 2022 and $7.6 million commercial construction loans originated during 2023.

Consumer

The consumer loan portfolio consisted of home equity installment, home equity line of credit, non-recourse auto loans, recourse auto loans, direct finance leases and other consumer loans.

As of September 30, 2023, the consumer loan portfolio increased by $1.5 million, or 1%, to $285.9 million compared to the December 31, 2022 balance of $284.4 million, primarily due to growth in the non-recourse auto portfolio from continued demand for higher priced automobiles and new dealer relationships.

Residential

As of September 30, 2023, the residential loan portfolio increased by $47.9 million, or 11%, to $488.3 million compared to the December 31, 2022 balance of $440.4 million. The increase was due to a shift from mortgage loans sold to loans held-for-investment due to increased jumbo loans, the pricing of loans in the secondary market and $28.9 million more adjustable-rate mortgages which are not being sold in the secondary market.

The residential loan portfolio consisted primarily of held-for-investment residential loans for primary residences, including approximately $372 million in fixed-rate and $73 million in adjustable-rate mortgages as of September 30, 2023. Management expects the sudden historic rise in interest rates to impact demand for residential mortgages for the remainder of 2023.

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

The following tables set forth the activity in the allowance for credit losses and certain key ratios for the period indicated:

	As of and for the		As of and for the		As of and for the
	nine months ended		twelve months ended		nine months ended
(dollars in thousands)	September 30, 2023		December 31, 2022		September 30, 2022

Balance at beginning of period	$17,149		$15,624		$15,624

Charge-offs:
Commercial and industrial	(320)		(371)		(323)
Commercial real estate	(92)		(67)		(1)
Consumer	(349)		(377)		(226)
Residential	-		-		-
Total	(761)		(815)		(550)

Recoveries:
Commercial and industrial	23		11		8
Commercial real estate	44		153		61
Consumer	148		74		59
Residential	30		2		2
Total	245		240		130
Net charge-offs	(516)		(575)		(420)
Impact of adopting ASC 326	618		-		-
Initial allowance on loans purchased with credit deterioration	126		-		-
Provision for credit losses on loans	1,380		2,100		1,575
Balance at end of period	$18,757		$17,149		$16,779

Allowance for credit losses to total loans	1.14%		1.10%		1.13%
Net charge-offs to average total loans outstanding	0.04%		0.04%		0.04%
Average total loans	$1,625,305		$1,500,796		$1,487,247
Loans 30 - 89 days past due and accruing	$2,044		$1,838		$852
Loans 90 days or more past due and accruing	$275		$33		$50
Non-accrual loans	$3,005		$2,535		$3,020
Allowance for credit losses to non-accrual loans	6.24	x	6.76	x	5.56	x
Allowance for credit losses to non-performing loans	5.72	x	6.68	x	5.47	x

For the nine months ended September 30, 2023, the allowance increased $1.6 million, or 9%, to $18.7 million from $17.1 million at December 31, 2022. The increase in the allowance was based on a $0.7 million adjustment related to the adoption of CECL on January 1, 2023 including a $0.1 million initial allowance on Purchase Credit Deteriorated (PCD) loans related to the reclassification of Purchase Credit Impaired (PCI) loans to PCD along with provisioning of $1.4 million partially offset by net charge-offs of $0.5 million.

The allowance for credit losses as a percentage of total loans increased to 1.14% as of September 30, 2023 compared to 1.10% at December 31, 2022 as the increase in the allowance (9%) outpaced the growth in the loan portfolio (5%).

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

Although key loss driver assumptions used in the ACL estimate remained largely stable from the day one estimate to the estimate as of September 30, 2023, the ACL estimate increased based on growth in the loan and lease portfolio and changes in the composition of the portfolio along with slower prepayment and curtailment rates. Key loss driver assumptions included the median Federal Open Market Committee (FOMC) National Gross Domestic Product (GDP) and unemployment rate forecasts, the Federal Housing Finance Agency (FHFA) House Price Index (HPI), prepayment and curtailment rates, and estimated remaining loan lives.

Qualitative factors for the ACL estimate as of September 30, 2023 were largely unchanged compared to the day one estimate as an increase related to higher delinquency in the HELOC portfolio during the second quarter was offset by a reduction related to improvement in the experience, depth, and ability of lending management. average risk rating in the commercial portfolio during the first quarter.

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

(dollars in thousands)	For the nine months ended September 30, 2023	% of Total Net Charge-offs	For the nine months ended September 30, 2022	% of Total Net Charge-offs
Net charge-offs
Commercial and industrial	$(297)	58%	$(315)	75%
Commercial real estate	(48)	9	60	(14)
Consumer	(201)	39	(167)	40
Residential	30	(6)	2	(1)
Total net charge-offs	$(516)	100%	$(420)	100%

For the nine months ended September 30, 2023, net charge-offs against the allowance totaled $516 thousand compared with net charge-offs of $420 thousand for the nine months ended September 30, 2022, representing a $96 thousand, or 23%, increase due to an increase in commercial real estate and consumer net charge-offs. Net charge-offs were unchanged as a percentage of the total loan portfolio at 0.04% for the nine months ended September 30, 2023 compared to 0.04% for the nine months ended September 30, 2022.

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

	September 30, 2023		December 31, 2022		September 30, 2022
		Category		Category		Category
		% of		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$8,799	39%	$7,162	39%	$7,162	39%
Commercial and industrial	1,866	14	2,924	15	2,674	15
Consumer	2,135	17	2,827	18	2,841	18
Residential real estate	5,933	30	4,169	28	4,022	28
Unallocated	24	-	67	-	80	-
Total	$18,757	100%	$17,149	100%	$16,779	100%

As of September 30, 2023, the commercial loan portfolio, consisting of CRE and C&I loans, comprised 57% of the total allowance for credit losses compared with 59% on December 31, 2022. The commercial loan allowance allocation decreased based on the adoption of CECL and changes in how reserves are estimated compared to the previous incurred loss methodology.

As of September 30, 2023, the consumer loan portfolio comprised 11% of the total allowance for credit losses compared with 17% on December 31, 2022. The consumer loan allowance allocation decreased based on the adoption of CECL and changes in how reserves are estimated compared to the previous incurred loss methodology.

As of September 30, 2023, the residential loan portfolio comprised 32% of the total allowance for credit losses compared with 24% on December 31, 2022. The residential loan allowance allocation increased based on the adoption of CECL and changes in how reserves are estimated compared to the previous incurred loss methodology.

As of September 30, 2023, the unallocated reserve, representing the portion of the allowance not specifically identified with a loan or groups of loans, was less than 1% of the total allowance for credit losses, unchanged from December 31, 2022.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, other real estate owned (ORE) and repossessed assets. Based on the Company’s adoption of ASU 2022-02, Financial Instruments-Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures, the recognition and measurement guidance related to troubled debt restructurings (TDR) has been eliminated. As such, TDRs were removed from non-performing assets at September 30, 2023, December 31, 2022, and September 30, 2022 in the following table to adhere to this standard and provide better comparability.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	September 30, 2023	December 31, 2022	September 30, 2022

Loans past due 90 days or more and accruing	$275	$33	$50
Non-accrual loans	3,005	2,535	3,020
Total non-performing loans	3,280	2,568	3,070
Other real estate owned and repossessed assets	87	168	103
Total non-performing assets	$3,367	$2,736	$3,173

Total loans, including loans held-for-sale	$1,647,553	$1,565,811	$1,524,328
Total assets	$2,476,820	$2,378,372	$2,435,768
Non-accrual loans to total loans	0.18%	0.16%	0.20%
Non-performing loans to total loans	0.20%	0.16%	0.20%
Non-performing assets to total assets	0.14%	0.12%	0.13%

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

Non-performing assets represented 0.14% of total assets at September 30, 2023 compared with 0.12% at December 31, 2022. The increase resulted from a $0.6 million, or 23%, increase in non-performing assets which outpaced the growth in total assets (4%) during this period. Non-performing assets increased due to a $0.2 million increase in loans past due 90 days or more and accruing along with the recognition of $1.5 million in Purchase Credit Deteriorated (PCD) loans, now classified as non-accrual loans, consistent with the changes in financial reporting under ASC Topic 326 (CECL). This was partially offset by a $1.0 million decrease in non-PCD non-accrual loans as well as a $0.1 million decrease in other real estate owned.

At September 30, 2023, there were a total of 31 non-accrual loans to 26 unrelated borrowers with balances that ranged from less than $1 thousand to $1.3 million, or $3.0 million in the aggregate. At December 31, 2022, there were a total of 39 non-accrual loans to 29 unrelated borrowers with balances that ranged from less than $1 thousand to $0.6 million, or $2.5 million in the aggregate.

Loans past due 90 days or more accruing totaled $275 thousand, which was comprised of one direct finance lease for $15 thousand, one indirect recourse auto loan for $12 thousand, and one residential real estate loan for $248 thousand as of September 30, 2023 compared to one direct finance lease and one non-recourse auto loan totaling $33 thousand as of December 31, 2022. All loans were well secured and in the process of collection.

The Company seeks payments from all past due customers through an aggressive customer communication process. Unless well-secured and in the process of collection, past due loans will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

The composition of non-performing loans as of September 30, 2023 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial:
Commercial	$145,185	$-	$56	$56	0.04%
Municipal	82,058	-	-
Commercial real estate:
Non-owner occupied	311,306	-	168	168	0.05%
Owner occupied	291,573	-	2,069	2,069	0.71%
Construction	42,773	-	-	-	-
Consumer:
Home equity installment	57,856	-	72	72	0.12%
Home equity line of credit	51,409	-	289	289	0.56%
Auto loans-Recourse	11,358	12	8	20	0.18%
Auto loans-Non Recourse	117,266	-	59	59	0.05%
Direct finance leases *	31,913	15	-	15	0.05%
Other	14,158	-	-	-	-
Residential:
Real estate	445,016	248	284	532	0.12%
Construction	43,337	-	-	-	-
Loans held-for-sale	2,345	-	-	-	-
Total	$1,647,553	$275	$3,005	$3,280	0.20%

*Net of unearned lease revenue of $2.0 million.

Payments received from non-accrual loans are recognized on a cost recovery method. Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. If the non-accrual loans that were outstanding as of September 30, 2023 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $228 thousand.

Foreclosedassets held-for-sale

From December 31, 2022 to September 30, 2023, foreclosed assets held-for-sale (ORE) declined from $168 thousand to $87 thousand, an $81 thousand decrease, which was attributed to one ORE property being transferred to non-accrual due to administrative error during the first quarter. One property totaling $86 thousand was added to ORE during 2023.

The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$168	2	$434	5

Additions	86	1	762	3
Pay downs	-		(6)
Write downs	-		(17)
Transfers	(167)	(1)	-
Sold	-	-	(1,005)	(6)
Balance at end of period	$87	2	$168	2

As of September 30, 2023, ORE consisted of two properties securing loans to two unrelated borrowers totaling $87 thousand. One property ($86 thousand) was added in 2023 and one property ($1 thousand) was added in 2017. Both properties are listed for sale.

As of September 30, 2023 and December 31, 2022, the Company had no other repossessed assets held-for-sale.

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

Premises and equipment

Net of depreciation, premises and equipment increased $1.3 million during the first nine months of 2023. The Company purchased $1.1 million in fixed assets and added $3.4 million in construction in process during the first nine months of 2023. These increases were partially offset by $1.9 million in depreciation expense. The Company closed the Hazle Township branch on March 31, 2023 and listed it for sale during the second quarter of 2023 resulting in a transfer of $0.7 million from premises and equipment to other assets held-for-sale. The Company opened a new branch in Wilkes-Barre in 2023. The Company has recently begun remodeling the Main Branch located in Dunmore, PA and remaining estimated costs for the project are approximately $2.0 million and construction is expected to be completed in early 2024. The Company began corporate headquarters construction which may continue to increase construction in process and is evaluating its branch network looking for consolidation that makes sense for more efficient operations. The Company recently entered into a branch relocation lease and is currently negotiating a land lease for a de novo branch in the Lehigh Valley. Construction on these leased properties over the upcoming year is expected to increase bank premises and equipment by approximately $2.6 million.

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

Other assets

During the first nine months of 2023, the $4.1 million increase in other assets was due mostly to a $3.4 million increase in deferred tax assets primarily from higher net unrealized losses in the investment portfolio and a $0.6 million increase in other assets held-for-sale.

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

The following table represents the components of deposits as of the date indicated:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$632,992	29.4%	$664,439	30.7%
Savings and clubs	210,750	9.8	238,174	11.0
Money market	555,439	25.8	544,468	25.1
Certificates of deposit	202,837	9.5	117,224	5.4
Total interest-bearing	1,602,018	74.5	1,564,305	72.2
Non-interest bearing	549,741	25.5	602,608	27.8
Total deposits	$2,151,759	100.0%	$2,166,913	100.0%

Total deposits decreased $15.2 million, or 1%, to $2.2 billion at September 30, 2023 from $2.2 billion at December 31, 2022. Non-interest bearing checking accounts decreased $52.9 million primarily due to declines in personal and business checking accounts from shifts to interest-bearing products and increased spending. Interest-bearing checking accounts decreased $31.4 million during the first nine months of 2023 primarily from outflow of public funds from municipalities withdrawing American Rescue Plan Act funds and seasonal decline in public accounts along with personal and business account decreases. Savings and club accounts also decreased $27.4 million primarily due to personal savings declines and shifts to CDs and money market accounts. Partially offsetting these decreases, money market accounts increased $11.0 million primarily due to a $28.6 million increase in trust sweep accounts and a new large business relationship. The Company focuses on obtaining a full-banking relationship with existing checking account customers as well as forming new customer relationships. The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop targeted programs for its customers to maintain and grow core deposits. For the first nine months of 2023, the Company experienced deposit balance declines as clients transferred their deposits to investments to earn higher interest and pay down debts and consumer spending. We currently expect this trend of cash usage due to the impact of inflation on consumer and business spending and deposit mix shifts due to the high interest rate environment to continue throughout the last quarter of 2023. Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset future deposit growth.

Partially offsetting these non-maturing deposit decreases, CDs increased $85.6 million, or 73%, during the first nine months of 2023. CD balances started to increase as promotional rate offerings expanded. Some maturing CDs were closed as customers could earn higher yields by investing the money into other products. The Company will continue to pursue strategies to grow and retain retail and business customers with an emphasis on deepening and broadening existing and creating new relationships.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program and Insured Cash Sweep (ICS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000. The Company had $1.4 million in CDARs as of September 30, 2023 and no CDARs as of December 31, 2022. As of September 30, 2023 and December 31, 2022, ICS reciprocal deposits represented $78.7 million and $26.3 million, or 4% and 1%, of total deposits which are included in interest-bearing checking accounts in the table above. The $52.4 million increase in ICS deposits is primarily due to one large business relationship that transferred deposits to ICS accounts from other interest-bearing checking accounts.

As of September 30, 2023, total uninsured deposits were estimated to be $896.4 million, or 42% of total deposits. The estimate of uninsured deposits is based on the same methodologies and assumptions used for regulatory reporting requirements. The Company aggregates deposit products by taxpayer identification number and classifies into ownership categories to estimate amounts over the FDIC insurance limit. As of September 30, 2023, the ratio of uninsured and non-collateralized deposits to total deposits was approximately 22%. Collateralized deposits totaled $415.9 million, or 19%, of total deposits as of September 30, 2023.

The maturity distribution of certificates of deposit that meet or exceed the FDIC limit, by account, at September 30, 2023 is as follows:

(dollars in thousands)
Three months or less	$3,867
More than three months to six months	7,293
More than six months to twelve months	27,298
More than twelve months	27,750
Total	$66,208

Approximately 11% of the CDs, with a weighted-average interest rate of 1.39%, are scheduled to mature in the last quarter of 2023 and an additional 71%, with a weighted-average interest rate of 3.51%, are scheduled to mature in 2024. Renewing CDs are currently expected to re-price to higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products. The Company plans to continue to address repricing CDs in the ordinary course of business on a relationship pricing basis and is prepared to match rates when prudent to maintain relationships. Growth in CD accounts is challenged by the current and expected rate environment and clients’ preference for short-term rates. The Company will continue to develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists. The Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Short-term borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

Short-term borrowings may include overnight balances with FHLB's line of credit and/or correspondent bank’s federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations. The Company used $124.0 million in short-term borrowings to fund loan growth and an increase in interest-bearing cash balances for the first nine months of 2023. The short-term borrowings included $32.0 million borrowed through the Federal Reserve Bank Term Funding Program (BTFP) up to one year costing 4.38% by pledging $32.0 million in securities. As of September 30, 2023, the Company had the ability to borrow an additional $36.5 million from the Federal Reserve borrower-in-custody program, $145.9 million in overnight borrowings with the FHLB open-repo line of credit and $20.0 million from lines of credit with correspondent banks.

In November 2023, the Company sold securities and used $29.1 million in proceeds received to pay down short-term borrowings that replenished available borrowing capacity at that time.

Secured borrowings

As of September 30, 2023 and December 31, 2022, the Company had 8 secured borrowing agreements with third parties with a fair value of $7.4 million and $7.6 million, respectively, related to certain sold loan participations that did not qualify for sales treatment acquired from Landmark. Secured borrowings are expected to decrease for 2023 from scheduled amortization and, when possible, early pay-offs.

FHLB advances

The Company had no FHLB advances as of September 30, 2023 and December 31, 2022. As of September 30, 2023, the Company had the ability to borrow an additional $647.4 million from the FHLB, including any overnight borrowings. The Company does not expect to have any FHLB advances in the last quarter of 2023.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO in gauging the effects of interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At September 30, 2023, the Company maintained a one-year cumulative gap of negative (liability sensitive) $177.0 million, or -7%, of total assets. The effect of this negative gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of rising interest rates. Conversely, in a decreasing interest rate environment, net interest income could be positively impacted because more liabilities than assets will re-price downward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at September 30, 2023:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$82,040	$-	$-	$28,431	$110,471
Investment securities (1)(2)	5,405	17,092	54,488	503,503	580,488
Loans and leases (2)	326,833	227,640	455,596	618,726	1,628,795
Fixed and other assets	-	54,226	-	102,840	157,066
Total assets	$414,278	$298,958	$510,084	$1,253,500	$2,476,820
Total cumulative assets	$414,278	$713,236	$1,223,320	$2,476,820

Non-interest-bearing transaction deposits (3)	$-	$55,029	$151,069	$343,643	$549,741
Interest-bearing transaction deposits (3)	667,010	-	292,870	439,304	1,399,184
Certificates of deposit	22,956	115,021	61,331	3,526	202,834
Secured borrowings	6,178	-	1,261	-	7,439
Short-term borrowings	124,000	-	-	-	124,000
Other liabilities	-	-	-	28,189	28,189
Total liabilities	$820,144	$170,050	$506,531	$814,662	$2,311,387
Total cumulative liabilities	$820,144	$990,194	$1,496,725	$2,311,387

Interest sensitivity gap	$(405,866)	$128,908	$3,553	$438,838
Cumulative gap	$(405,866)	$(276,958)	$(273,405)	$165,433

Off-balance sheet:
Swap - portfolio hedge	$100,000	$-	$(100,000)	$-
Cumulative gap	$(305,866)	$(176,958)	$(273,405)	$165,433

Cumulative gap to total assets	(12.3)%	(7.1)%	(11.0)%	6.7%
(1)	Includes restricted investments in bank stock and the net unrealized gains/losses on available-for-sale securities.
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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at September 30, 2023 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the September 30, 2023 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	(8.0)%	(3.6)%
Net income	(19.4)	(11.2)
Economic value at risk:
Economic value of equity	(19.3)	10.9
Economic value of equity as a percent of total assets	(1.8)	1.0

In the scenarios in the above table, the Board-approved policy has the following guidelines: net interest income within +/- 10%, net income within +/- 25%, economic value of equity within +/- 25%, economic value of equity as a percent of total assets within +/-5%.

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At September 30, 2023, the Company’s risk-based capital ratio was 14.76%.

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

The table below summarizes estimated changes in net interest income over a twelve-month period beginning October 1, 2023, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+200 basis points	$59,910	$(5,183)	(8.0)%
+100 basis points	62,570	(2,523)	(3.9)%
Flat rate	65,093	-	-%
-100 basis points	63,971	(1,122)	(1.7)%
-200 basis points	62,771	(2,322)	(3.6)%

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee. As of September 30, 2023, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the nine months ended September 30, 2023, the Company generated $81.4 million of cash. During the period, the Company’s operations provided approximately $21.4 million mostly from $50.2 million of net cash inflow from the components of net interest income partially offset by net non-interest expense/income related payments of $25.5 million and $2.6 million in quarterly estimated tax payments. Cash inflow from interest-earning assets, the sale of securities, short-term borrowings and loan payments were used to fund the loan portfolio, invest in bank premises and equipment and make net dividend payments. The Company received a large amount of public deposits over the past six years. The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities. Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs. The CFP is a tool to help the Company ensure that alternative funding sources are available to meet its liquidity needs.

During January 2023, the Company sold $31.2 million in AFS securities at breakeven to generate liquidity in order to pay down overnight borrowings which will result in interest expense savings. Management will continue to execute strategies to generate liquidity when it makes sense for the Company's operations.

During 2021 and 2022, the Company also experienced deposit inflow resulting from businesses and municipalities that received relief from the CARES Act, American Rescue Plan Act ("ARPA") and other government stimulus. There is uncertainty about the length of time that these deposits will remain which could require the Company to maintain elevated cash balances.  During the first nine months of 2023, the Company experienced an outflow of $66.1 million in ARPA funds, or approximately 68% of the balance of these funds from the end 2022. The Company will continue to monitor deposit fluctuations for other significant changes.

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

Lending commitments include commitments to originate loans and commitments to fund unused lines of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Unfunded commitments of existing loan facilities totaled $365.3 million, standby letters of credit totaled $19.0 million and the level of uninsured and non-collateralized deposits was $480.5 million at September 30, 2023. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As of September 30, 2023, the Company maintained $110.5 million in cash and cash equivalents and $355.2 million of investments AFS and loans HFS. Also as of September 30, 2023, the Company had approximately $647.4 million available to borrow from the FHLB, $20.0 million from correspondent banks, $36.5 million from the FRB and $371.5 million from the IntraFi Network One-Way Buy program. The combined total of $1,541.1 million represented 62% of total assets at September 30, 2023. The Company also has the ability to pledge securities to borrow at par from the Federal Reserve Bank Term Funding Program to gain liquidity. Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the nine months ended September 30, 2023, total shareholders' equity increased $2.5 million, or 2%, due principally to $17.7 million in net income added into retained earnings. Capital was enhanced by $0.3 million from investments in the Company’s common stock via the Employee Stock Purchase Plan (ESPP), $1.3 million from stock-based compensation expense from the ESPP and restricted stock and $1.2 million from the re-issuance of treasury stock for the dividend reinvestment plan. Partially offsetting these increases were a $10.4 million after tax decline in the net unrealized loss position in the Company’s investment portfolio. $6.2 million of cash dividends declared on the Company’s common stock, a $1.3 million cumulative effect adjustment for adoption of CECL and $0.2 million in treasury stock purchases to cover employee withholdings. The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 34.9% for the nine months ended September 30, 2023. The balance of earnings is retained to further strengthen the Company’s capital position.

As of September 30, 2023, the Company reported a net unrealized loss position of $81.5 million, net of tax, from the securities portfolio compared to a net unrealized loss of $71.2 million as of December 31, 2022. The $10.4 million decline during the first nine months of 2023 was from the $11.7 million decline in net unrealized losses on AFS securities, net of tax, and $1.3 million in accretion of net unrealized losses on HTM securities transferred from AFS, net of tax. Higher unrealized losses on all types of securities contributed to the decline in the investment portfolio. Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.

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

The tangible common equity (TCE) ratio (non-GAAP) was 5.89% and 5.19% for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023 and 2022, the held-to-maturity securities portfolio had $36.2 million and $31.7 million in unrealized losses, net of deferred taxes. If the TCE ratio was adjusted to include the unrealized losses on held-to-maturity securities, the adjusted TCE ratio (non-GAAP) would have been 4.41% and 3.87% at September 30, 2023 and 2022. See reconciliation on page 39.

To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans. The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants. During the first nine months of 2023, the Company re-issued treasury shares to fulfill the needs of the DRP. Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%. As of September 30, 2023 and December 31, 2022, the Company and the Bank exceeded all capital adequacy requirements to which it was subject.

The Company continues to closely monitor and evaluate alternatives to enhance its capital ratios as the regulatory and economic environments change. The following table depicts the capital amounts and ratios of the Company, on a consolidated basis, and the Bank as of  September 30, 2023 and December 31, 2022:

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of September 30, 2023

Total capital (to risk-weighted assets)
Consolidated	$245,784	14.8%	≥	$133,184	8.0%	≥	$174,805	10.5%		N/A	N/A
Bank	$244,567	14.7%	≥	$133,174	8.0%	≥	$174,790	10.5%	≥	$166,467	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$226,039	13.6%	≥	$74,916	4.5%	≥	$116,536	7.0%		N/A	N/A
Bank	$224,822	13.5%	≥	$74,910	4.5%	≥	$116,527	7.0%	≥	$108,204	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$226,039	13.6%	≥	$99,888	6.0%	≥	$141,508	8.5%		N/A	N/A
Bank	$224,822	13.5%	≥	$99,880	6.0%	≥	$141,497	8.5%	≥	$133,174	8.0%

Tier I capital (to average assets)
Consolidated	$226,039	9.2%	≥	$98,075	4.0%	≥	$98,075	4.0%		N/A	N/A
Bank	$224,822	9.2%	≥	$98,068	4.0%	≥	$98,068	4.0%	≥	$122,585	5.0%

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of December 31, 2022

Total capital (to risk-weighted assets)
Consolidated	$230,133	14.4%	≥	$128,325	8.0%	≥	$168,427	10.5%		N/A	N/A
Bank	$229,803	14.3%	≥	$128,308	8.0%	≥	$168,405	10.5%	≥	$160,385	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$212,935	13.3%	≥	$72,183	4.5%	≥	$112,285	7.0%		N/A	N/A
Bank	$212,605	13.3%	≥	$72,173	4.5%	≥	$112,270	7.0%	≥	$104,251	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$212,935	13.3%	≥	$96,244	6.0%	≥	$136,346	8.5%		N/A	N/A
Bank	$212,605	13.3%	≥	$96,231	6.0%	≥	$136,328	8.5%	≥	$128,308	8.0%

Tier I capital (to average assets)
Consolidated	$212,935	8.7%	≥	$97,960	4.0%	≥	$97,960	4.0%		N/A	N/A
Bank	$212,605	8.7%	≥	$97,951	4.0%	≥	$97,951	4.0%	≥	$122,439	5.0%

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2022 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended September 30, 2023.

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

Item 1A. Risk Factors

Negative Developments Affecting the Banking Industry, Including Bank Failures or Concerns Regarding Liquidity, Have Eroded Customer Confidence in the Banking System and May Have a Material Adverse Effect on the Company.

During March and April 2023, three significant bank failures occurred (Silicon Valley Bank, Signature Bank, and First Republic Bank).  These failures continue to be accompanied by financial instability at various additional banks.  These bank failures and bank instabilities have created and may continue to create market and other risks, for all financial institutions and banks, including the Corporation.  These risks include, but are not limited to:

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, is formatted in Inline XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022; Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022; Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2023 and 2022; Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022  and the Notes to the Consolidated Financial Statements. **

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Fidelity D & D Bancorp, Inc.

Date: November 13, 2023	/s/ Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: November 13, 2023	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer