Form 10-K
period 2023-12-31
FIDELITY D & D BANCORP INC
filed 2024-03-20
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2023

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant was $231.3 million as of June 30, 2023, based on the closing price of $48.59. The number of shares of common stock outstanding as of February 29, 2024 was 5,734,097.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be used in connection with the 2024 Annual Meeting of Shareholders are incorporated herein by reference in partial response to Part III.

Fidelity D & D Bancorp, Inc.
2023 Annual Report on Form 10-K

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

ITEM 1:  BUSINESS

Fidelity D & D Bancorp, Inc. (the Company) was incorporated in the Commonwealth of Pennsylvania, on August 10, 1999, and is a bank holding company, whose wholly-owned state chartered commercial bank subsidiary is The Fidelity Deposit and Discount Bank (the Bank) (collectively, the Company). The Company is headquartered at Blakely and Drinker Streets in Dunmore, Pennsylvania. The Company's primary market area (service area) is comprised of the Borough of Dunmore and the surrounding communities within Lackawanna and Luzerne counties in Northeastern Pennsylvania and Northampton County in Eastern Pennsylvania.

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

The Bank has offered a full range of traditional banking services since it commenced operations in 1903. The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services. A full list of services provided by the Bank is detailed in the section entitled “Products and Services” contained within the 2023 Annual Report to Shareholders, incorporated by reference. In 2023, the Company had 15.24% of Lackawanna County’s total deposit market share ranking 3rd in total deposits, 6.43% of Luzerne County’s total deposit market share ranking 7th in total deposits and 7.10% of Northampton County’s total deposit market share ranking 6th in total deposits.

The banking business is highly competitive, and the success and profitability of the Company depends principally on its ability to compete in its market area. Competition includes, among other sources: local community banks; savings banks; regional banks; nationwide banks; credit unions; savings & loans; insurance companies; money market funds; mutual funds; small loan companies and other financial services companies. The Company has been able to compete effectively with other financial institutions by emphasizing customer service enhanced by local decision making. These efforts enable the Company to establish long-term customer relationships and build customer loyalty by providing products and services designed to address their specific needs.

The banking industry is affected by general economic conditions including the effects of inflation, recession, unemployment, real estate values, trends in national and global economies and other factors beyond the Company’s control. The Company’s success is dependent, to a significant degree, on economic conditions in its service area. An economic recession or a delayed economic recovery over a prolonged period of time in the Company’s market could cause an increase in the level of the Company’s non-performing assets and credit losses, and thereby cause operating losses, impairment of liquidity and erosion of capital. There are no concentrations of loans or customers that, if lost, would have a material adverse effect on the continued business of the Company. There is no material concentration within a single industry or a group of related industries that is vulnerable to the risk of a near-term severe impact.

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

During 2023, the national unemployment rate rose to 3.7% compared to 3.5% at the end of 2022. The unemployment rates in the Company’s local statistical markets, Scranton-Wilkes-Barre-Hazleton and Allentown-Bethlehem-Easton, dropped to 3.5% and 3.3%, respectively, from 4.5% and 3.7%, respectively, at the end of 2022. The local economy has been volatile in recent years and generally lags the national market trends. The Company’s credit function strives to mitigate the negative impact of economic conditions by maintaining disciplined underwriting principles for commercial and consumer lending and ensuring that home mortgage underwriting adheres to the standards of secondary market makers. These types of business activities involve a number of risks. Refer to Item 1A, “Risk Factors” for material risks and uncertainties that management believes affect the Company.

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

Our bankers are our first stakeholders by design as their actions, knowledge and focus on the client experience drive our success. We continuously invest in our bankers by offering competitive total compensation, a strong benefit package for themselves and their families, opportunity to invest in the Company through stock ownership, continuous learning, career development and programs to engage and enhance the work experience.

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

Demographics

As of December 31, 2023, the Company employed 313 bankers within its network located in Northeast and Lehigh Valley, Pennsylvania. The Company employed 22 part-time bankers and 291 full-time bankers. Employment levels are aligned with the needs of the business.

Health and Wellness

The Company provides a strong health benefit package to bankers, including medical, dental and vision insurances, life insurance, long- and short-term disability coverage and flexible spending accounts. Packages include options to cover family members according to established guidelines, creating a focus on caring for both the personal and professional needs of the banker. The Telemedicine program creates an optional, ease of use method for health provider access, providing quality care for routine ailments and illnesses.

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

The Company provides support to bankers in the form of an Employee Assistance Program through a confidential provider.  Bankers make use of the program for personal and professional struggles and continue to have ongoing access to round-the-clock support at no charge, including confidential counseling, work-life solutions, legal support and financial guidance.

In addition to benefit packages, the Company offers paid time off for vacation, sick and personal time, as it is an important part of balancing a fulfilling work and personal life.  Bankers have opportunities to earn additional days off through various programs.

The Company has a robust program to support community volunteerism and gives all bankers paid time off to spend hours in service to non-profits, schools, elder programs and other organizations.  The program helps to create community sustainability through our bankers’ time, talent and treasure and it develops deeper relationships with our bankers who work side-by-side for common causes.

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

Commercial, commercial real estate and real estate construction loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because these loans generally have larger balances than residential real estate loans and consumer loans, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible credit losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company is subject to commercial real estate volatility that may result in increases in non-performing loans that could have an adverse impact on our financial condition and results of operations.

The commercial real estate market nationally, regionally, and locally has recently been subject to increased levels of volatility.  Many believe that commercial real estate in the commercial office sector is undergoing a fundamental transformation and change that started during the recent pandemic but also continues due to evolving workplace environments.  These changes in the marketplace affect the demand for commercial office space which in turn may affect the credit status, profitability, and collectability, of existing and future commercial real estate office sector loans.  As explained above in greater detail in the risk factor for Lending Risk, volatility and increases in non-performing loans could have an adverse impact on the Company’s financial condition and results of operations.

The Company’s allowance for credit losses may be insufficient.

The Company maintains an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, that represents management’s best estimate of probable losses that have been incurred and are expected within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated credit losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions, reasonable and supportable forecasts and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review the Company’s allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. Further, if charge-offs in future periods exceed the allowance for credit losses, the Company will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and capital and may have a material adverse effect on the Company’s financial condition and results of operations.

The Company adopted a new accounting standard update that results in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the Company adopted a new accounting standard update (“ASU”) entitled “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaced the “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, banks are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under previous generally accepted accounting principles (“GAAP”), which delays recognition until it is probable a loss has been incurred.

The new CECL standard became effective for the Company on January 1, 2023. The CECL model may create more volatility in the level of the allowance for credit losses. If the Company is required to materially increase the level of its allowance for credit losses and reserve for unfunded commitments for any reason, such increase could adversely affect its business, financial condition and results of operations. The adoption of CECL is discussed further in Footnote 1, "Nature of Operations and Summary of Significant Accounting Policies," of Part II, Item 8 “Financial Statements and Supplementary Data”, which is incorporated herein by reference.

If we conclude that the decline in value of any of our investment securities is a credit loss, we will be required to book a contra-asset.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is a credit loss. If a decline in value is deemed to be credit losses, a contra-asset is recorded on both HTM and AFS securities, limited by the amount that the fair value is less than the amortized cost basis.

The Basel III and other regulatory capital requirements may require us to maintain higher levels of capital, which could reduce our profitability.

Basel III targets higher levels of base capital, certain capital buffers and a migration toward common equity as the key source of regulatory capital. Although the new capital requirements are phased in over the next decade and may change substantially before final implementation, Basel III signals a growing effort by domestic and international bank regulatory agencies to require financial institutions, including depository institutions, to maintain higher levels of capital. The direction of the Basel III implementation activities or other regulatory requirements could require additional capital to support our business risk profile prior to final implementation of the Basel III standards. If the Company and the Bank are required to maintain higher levels of capital, the Company and the Bank may have fewer opportunities to invest capital into interest-earning assets, which could limit the profitable business operations available to the Company and the Bank and adversely impact our financial condition and results of operations.

The Company may need, or be compelled, to raise additional capital in the future, but that capital may not be available when it is needed and on terms favorable to current shareholders.

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

The Company’s communications, information and technology systems may experience a failure, interruption or breach in security.

The Company relies heavily on communications, information and technology systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems or result in corruption, loss or compromise of confidential corporate or customer data. The risks are greater if the issue is extensive, long-lasting, or results in financial losses to its customers. Such failures, interruptions or breaches in security may arise from events such as severe weather, acts of vandalism, telecommunications outages, human error, or cyber -attacks.

These risks also arise to the extent the Company’s third-party service providers experience failures, interruptions and breaches in security. The Company is also exposed to the risk of a disruption at a common service provider used by its third-party service providers. Even with attempts to diversify the reliance upon any one third-party, the Company may not be able to mitigate the risk of its vendors’ use of common service providers.

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

We are exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. We have observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. To combat against these attacks, policies and procedures are in place to prevent, limit, or ameliorate the effect or financial impact of the possible security breach of our information systems and we have insurance against some cyber-risks and attacks. While we have not incurred any material losses related to cyber-attacks, nor are we aware of any specific or threatened cyber-incidents as of the date of this report, we may incur substantial costs and suffer other negative consequences if we fall victim to successful cyber-attacks.  Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence.

The Company may use artificial intelligence (AI) in its business, and challenges with properly managing its use could result in disruption of our internal operations, reputational harm, competitive harm, legal liability and adversely affect our results of operations and stock price.

The Company may incorporate AI solutions into platforms that deliver products and services to its customers, including solutions developed by third parties whose AI is integrated into its products and services. Its business could be harmed and the Company may be exposed to legal liability and reputational risk if the AI the Company uses is or is alleged to be deficient, inaccurate, or biased because the AI algorithms are flawed, insufficient, of poor quality, or reflect unwanted forms of bias, particularly if third party AI integrated with its platforms produces false or “hallucinatory” inferences.

Data practices by the Company or others that result in controversy could impair the acceptance of AI, which could undermine the decisions, predictions, or analysis that AI applications produce.  Its customers and potential customers may express adverse opinions concerning its use of AI and machine learning that could result in brand or reputational harm, competitive harm, or legal liability. If the Company develops Generative AI, its content creation may require additional investment as testing for bias, accuracy and unintended, harmful impact is often complex and may be costly. As a result, the Company may need to increase the cost of its products and services which may make it less competitive, particularly if its competitors incorporate AI more quickly or successfully.

Governmental bodies have implemented laws and are considering further regulation of AI (including machine learning), which could negatively impact its ability to use and develop AI. The Company is unable to predict how application of existing laws, including federal and state privacy and data protection laws, and adoption of new laws and regulations applicable to AI will affect it but it is likely that compliance with such laws and regulations will increase its compliance costs and such increase may be substantial and adversely affect its results of operations. Furthermore, its use of Generative AI and other forms of AI may expose us to risks relating to intellectual property ownership and licensing rights, including copyright of Generative AI and other AI output as these issues have not been fully interpreted by federal courts or been fully addressed by federal or state legislation or regulations.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None

ITEM 1C: CYBERSECURITY

Being a financial services company, the Company encounters inherent cybersecurity risks and threats, which also affect its customers, suppliers, and third-party service providers. Throughout operations, the Company handles and processes data for its customers, employees, partners, and suppliers, understanding that a cybersecurity incident impacting any of these entities could significantly impact its operations and performance. As part of the financial services sector, the Company is held to rigorous regulatory compliance standards. To effectively manage these risks and meet regulatory demands, the Company has implemented a comprehensive, risk-based information security program. This program is designed in alignment with regulatory requirements and the guiding principles of the Federal Financial Institutions Examination Council (FFIEC) handbook and the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF).

Information Security Governance and Oversight

The Board of Directors assumes ultimate responsibility for overseeing the Company's information security program. The Company has established an Information Technology Steering Committee (ITSC), comprised of leaders from various departments across the organization, tasked with governing and overseeing the information security program. The ITSC underscores its commitment to treating cybersecurity as a business risk rather than solely a technical concern. The Chief Information Security Officer, reporting to the SVP, General Counsel, is entrusted with leading the cybersecurity risk assessment process. This includes identifying risks, assessing inherent likelihood and impact, evaluating existing mitigating controls, calculating residual risk scores, and recommending risk responses to both the ITSC and the Board of Directors.

Information Security Program

The Company's program aims to identify, protect, detect, respond, and recover from cyber threats, striving to prevent cybersecurity incidents to the extent feasible. Simultaneously, it enhances our resilience to minimize the impact of a cybersecurity event. The program is designed to be agile, proactive, and responsive to changes in the evolving threat landscape. It employs a layered cybersecurity approach, encompassing the following key elements:

●	A Security Incident Response Plan (SIRP) detailing procedures and protocols to respond effectively and efficiently to cybersecurity events.
●

A user awareness program featuring regular social engineering testing and training to keep our employees informed about cybersecurity best practices, potential threats, and effective responses to mitigate risks.

●

A continuous vulnerability management program designed to validate the efficacy of our patch management strategy. It prioritizes the remediation of vulnerabilities posing risks to the organization, our customers, and partners.

●	Protective technical security controls, reducing the likelihood of a cybersecurity incident.
●	Detection, response, and recovery capabilities, mitigating the impact of cybersecurity incidents.
●	A vendor management program, designed to manage and mitigate risks associated with leveraging suppliers and third-party service providers.
●	Third-party penetration testing and internal and external vulnerability assessments, validating the effectiveness of our security controls.
●	IT controls audits conducted by both internal and external auditors to ensure compliance with regulatory requirements, as well as our internal corporate policies and procedures.
●	Regular reporting to the Board of Directors, providing insights into our cybersecurity posture and ongoing initiatives.

By implementing these measures, the Company strives to maintain a strong cybersecurity posture, safeguarding the organization, customers, and partners from potential threats while ensuring compliance with industry standards and regulations.

Notwithstanding the Company's defensive measures and processes, the threat posed by cyber-attacks is extremely serious. The Company may not be successful in preventing or mitigating all cybersecurity incidents that could have a material adverse effect on the Company. While the Company has not, to date, detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, internal systems and those of our customers and third-party service providers are under constant threat. It is possible that the Company could experience a future significant cybersecurity event. The Company expects risks and exposures related to cybersecurity attacks to remain high for the foreseeable future. For further discussion of risks related to cybersecurity, see "Item 1A Risk Factors."

ITEM 2:  PROPERTIES

As of December 31, 2023, the Company and the Bank operated 21 full-service banking offices, of which eleven were owned and ten were leased. The Pittston branch property is subject to a lease with a company of which director, William J. Joyce, Sr., is a partner. With the exception of the Pittston branch, none of the lessors of the properties leased by the Company are affiliated with the Company and all of the properties are located in the Commonwealth of Pennsylvania. The Company is headquartered at its owner-occupied main branch located on the corner of Blakely and Drinker Streets in Dunmore, PA. Executive and administrative, commercial lending, trust and asset management services are located at the Main Branch. The Company also operates a financial center in downtown Scranton, PA. Executive, mortgage and consumer lending, finance, operations and a full-service call center are located in this building. During 2022, the Company purchased the Scranton Electric Building for a future corporate headquarters in Scranton, PA, which is in the process to be placed on the National Register of Historic Places.  Demolition of non-historical interior improvements is currently underway to allow for the next phase of planned remodeling with the expected completion ready for 2025. We believe each of our facilities is suitable and adequate to meet our current operational needs and intended purposes.

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

Foreclosed assets held-for-sale includes other real estate owned (ORE). The Company had one ORE property as of December 31, 2023. Upon possession, foreclosed properties are recorded on the Company’s balance sheet at the lower of cost or fair value. For a further discussion of ORE properties, see “Foreclosed assets held-for-sale”, located in the comparison of financial condition section of managements’ discussion and analysis.

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

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is listed on Nasdaq and traded on The NASDAQ Global Market under the symbol “FDBC.” Shareholders requesting information about the Company’s common stock may contact:

Salvatore R. DeFrancesco, Jr., Treasurer

Fidelity D & D Bancorp, Inc.

Blakely and Drinker Streets

Dunmore, PA 18512

(570) 342-8281

Dividends are determined and declared by the Board of Directors of the Company. The Company expects to continue to pay regular quarterly cash dividends in the future; however, future dividends are dependent upon earnings, financial condition, capital strength and other factors of the Company. For a further discussion of regulatory capital requirements see Note 15, “Regulatory Matters,” contained within the notes to the consolidated financial statements, incorporated by reference in Part II, Item 8.

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

The Company had approximately 1,631 shareholders at December 31, 2023 and 1,623 shareholders as of February 29, 2024. The number of shareholders is the actual number of distinct shareholders of record. Each security depository is considered a single shareholder for purposes of determining the approximate number of shareholders.

Performance graph

The following graph and table compare the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the NASDAQ Composite and KBW NASDAQ Bank index (the KBW NASDAQ index) for the period of five fiscal years commencing January 1, 2019, and ending December 31, 2023. The graph illustrates the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2018, in each of: the Company’s common stock, the NASDAQ Composite and the KBW NASDAQ index. As of December 31, 2023, the KBW NASDAQ index consisted of 24 banks. A listing of the banks that comprise the KBW NASDAQ index can be found on the Company’s website at www.bankatfidelity.com and then on the bottom of the page clicking on, Investor Relations, Stock Info, The KBW NASDAQ Bank index in the drop-down menu. All cumulative total returns are computed assuming the reinvestment of dividends into the applicable securities. The shareholder return shown on the graph and table below is not necessarily indicative of future performance:

Total Return Performance
Fidelity D & D Bancorp, Inc.
NASDAQ Composite Index
KBW NASDAQ Bank Index
Index Value
250.00
200.00
150.00
100.00
50.00
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Fidelity D & D Bancorp, Inc.	100.00	98.62	104.47	98.00	80.81	102.56
NASDAQ Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
KBW NASDAQ Bank Index	100.00	136.13	122.09	168.88	132.75	131.57

ITEM 6:  [Reserved]

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Critical accounting policies

The presentation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for credit losses. Management believes that the allowance for credit losses at December 31, 2023 is adequate and reasonable to cover expected losses. Given the subjective nature of identifying and estimating loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount. While management uses available information to recognize losses on loans, changes in economic conditions and reasonable and supportable forecasts may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination. On January 1, 2023, the company adopted ASU 2016-13 (Topic 326), which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (or CECL) methodology.

Another material estimate is the calculation of fair values of the Company’s investment securities. Fair values of investment securities are determined by pricing provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions. Based on experience, management is aware that estimated fair values of investment securities tend to vary among valuation services. Accordingly, when selling investment securities, price quotes may be obtained from more than one source. As described in Notes 1 and 4 of the consolidated financial statements, incorporated by reference in Part II, Item 8, the Company’s investment securities are classified as available-for-sale (AFS) or held-to-maturity (HTM). AFS securities are carried at fair value on the consolidated balance sheets, with unrealized gains and losses, net of income tax, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (loss) (AOCI). Debt securities, for which the Company has the positive intent and ability to hold to maturity, are reported at amortized cost. On occasion, the Company may transfer securities from AFS to HTM at fair value on the date of transfer.

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

The Company accounts for business combinations under the acquisition method of accounting. The application of this method of accounting requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are amortized, accreted or depreciated from those that are recorded as goodwill. Estimates of the fair values of assets acquired and liabilities assumed are based upon assumptions that management believes to be reasonable.

Goodwill is recorded on the consolidated balance sheets as the excess of liabilities assumed over identifiable assets acquired on the acquisition date. Goodwill is recorded at its net carrying value which represents estimated fair value. Goodwill is tested for impairment on at least an annual basis. There was no goodwill impairment at December 31, 2023. Other acquired intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives and subject to periodic impairment testing.

All significant accounting policies are contained in Note 1, “Nature of Operations and Summary of Significant Accounting Policies”, within the notes to consolidated financial statements and incorporated by reference in Part II, Item 8.

The following discussion and analysis presents the significant changes in the financial condition and in the results of operations of the Company as of December 31, 2023 and 2022 and for each of the years then ended. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report.

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be considered supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at December 31, 2023, 2022, 2021, 2020 and 2019.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

(dollars in thousands)	2023	2022
Interest income (GAAP)	$93,835	$78,672
Adjustment to FTE	2,850	2,738
Interest income adjusted to FTE (non-GAAP)	96,685	81,410
Interest expense (GAAP)	31,788	6,398
Net interest income adjusted to FTE (non-GAAP)	$64,897	$75,012

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income less gain/(loss) on sales of securities. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

(dollars in thousands)	2023	2022
Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$51,870	$51,361

Net interest income (GAAP)	62,047	72,274
Plus: taxable equivalent adjustment	2,850	2,738
Non-interest income (GAAP)	11,405	16,642
Less: (Loss) gain on sales of securities	(6,468)	4
Net interest income (FTE) plus adjusted non-interest income (non-GAAP)	$82,770	$91,650
Efficiency ratio (non-GAAP)	62.67%	56.04%

The following table provides a reconciliation of the tangible common equity (non-GAAP) and the calculation of tangible book value per share, tangible common equity ratio and adjusted tangible common equity ratio:

(dollars in thousands)	2023	2022
Tangible Book Value per Share (non-GAAP)
Total assets (GAAP)	$2,503,159	$2,378,372
Less: Intangible assets, primarily goodwill	(20,812)	(21,168)
Tangible assets	2,482,347	2,357,204
Total shareholders' equity (GAAP)	189,479	162,950
Less: Intangible assets, primarily goodwill	(20,812)	(21,168)
Tangible common equity	$168,667	$141,782

Common shares outstanding, end of period	5,703,636	5,630,794
Tangible Common Book Value per Share (non-GAAP)	$29.57	$25.18
Tangible Common Equity Ratio (non-GAAP)	6.79%	6.01%
Unrealized losses on held-to-maturity securities, net of tax	(21,375)	(28,017)
Adjusted tangible common equity ratio (non-GAAP)	5.93%	4.83%

The following tables provides a reconciliation of the Company’s earnings results under GAAP to comparative non-GAAP results excluding gain/loss on the sale of available-for-sale debt securities:

	2023
(dollars in thousands except per share data)	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share
Results of operations (GAAP)	$20,256	$2,046	$18,210	$3.19
Add: Loss (gain) on the sale of available-for-sale debt securities	6,468	1,358	5,110	0.89
Adjusted earnings (non-GAAP)	$26,724	$3,404	$23,320	$4.08

	2022
(dollars in thousands except per share data)	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share

Results of operations (GAAP)	$35,468	$5,447	$30,021	$5.29
Add: Loss (gain) on the sale of available-for-sale debt securities	(4)	(1)	(3)	-
Adjusted earnings (non-GAAP)	$35,464	$5,446	$30,018	$5.29

The following table provides a reconciliation of pre-provision net revenue (PPNR) to average assets (non-GAAP):

(dollars in thousands)	2023	2022
Pre-Provision Net Revenue to Average Assets
Income before taxes (GAAP)	$20,256	$35,468
Plus: Provision for credit losses	1,326	2,087
Total pre-provision net revenue (non-GAAP)	$21,582	$37,555

Average assets	$2,405,096	$2,399,576
Pre-Provision Net Revenue to Average Assets (non-GAAP)	0.90%	1.57%

Comparison of Financial Condition as of December 31, 2023

and 2022 and Results of Operations for each of the Years then Ended

Executive Summary

The Company generated $18.2 million in net income in 2023, or $3.19 diluted earnings per share, down $11.8 million, or 39%, from $30.0 million, or $5.29 diluted earnings per share, in 2022. The Company’s net interest income performance has been reduced by asset yields being outpaced by the rapid growth of rates paid on deposits. Federal Open Market Committee (FOMC) officials raised the federal funds rate 425 basis points during 2022 and another 100 basis points during 2023. The Company expects the fed funds rate cuts to begin during 2024 once inflation slows toward the Fed's target level to begin easing. For 2024, the Company currently maintains a loan pipeline which we expect will grow the loan portfolio which will be funded by borrowing capacity until the point deposit growth will be able to pay down these short-term borrowings. The focus is to manage net interest income through a declining forecasted rate cycle by exercising disciplined and proactive loan pricing and managing deposit costs to maintain a reasonable spread, to the extent possible, in order to address further margin compression. From a financial condition and performance perspective, our mission for 2024 will be to continue to strengthen our capital position through retained earnings to support growth initiatives by implementing strategic and targeted marketing and revenue enhancing strategies, continuing to improve loan yields while managing the cost of deposits, growing and cultivating more of our wealth management and business services and managing credit risk at tolerable levels thereby maintaining overall asset quality.

Nationally, the unemployment rate rose from 3.5% at December 31, 2022 to 3.7% at December 31, 2023. The unemployment rates in the Scranton - Wilkes-Barre - Hazleton (market area north) and the Allentown – Bethlehem - Easton (market area south) Metropolitan Statistical Areas (local) decreased with both at a lower level than the national unemployment rate. According to the U.S. Bureau of Labor Statistics, the local unemployment rates at December 31, 2023 were 3.5% in the market area north and 3.3% in the market area south, respectively, a decrease of 1.0 and 0.4 percentage points from the 4.5% and 3.7%, respectively, at December 31, 2022. The rising rate environment and historically low inventory has reduced the amount of home purchases from 2022 levels. The median home values in the Scranton-Wilkes-Barre-Hazleton metro and Allentown-Bethlehem-Easton metro each increased 5.9% and 6.3% from a year ago, according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, and values are expected to grow 5.8% and 5.4% in the next year. In light of these expectations, we are uncertain if real estate values could continue to increase at these levels with the current elevated rate environment, however we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

Due to volatility in the levels of borrowings during October 2023 and the increasing expected dependency on borrowing capacity from experiencing deposit fluctuations while funding loan growth, the Company evaluated a liquidity strategy to deleverage the reliance on short-term borrowings.  As a result of this evaluation, in November 2023, the Company sold certain available-for-sale securities with a carrying value of $35.6 million for a $6.5 million loss recognized in gain (loss) on sale of available-for-sale debt securities. The $29.1 million in proceeds received were used to pay down short-term borrowings that replenished available borrowing capacity at that time, while eliminating 425 basis points in negative spread as one means to improve future earnings.

Gains/losses on the sale of available-for-sale securities incurred during 2023 and 2022 were not a part of the Company’s normal operations. Excluding the gain/loss on the sale of securities of $5.1 million on a non-GAAP basis, net of tax, adjusted net income would have been $23.3 million, or $4.08 adjusted diluted earnings per share, for the year ended December 31, 2023, a $6.7 million decrease compared to adjusted net income for 2022. For more detail on adjusted net income which is a non-GAAP measurement, refer to the “Non-GAAP Financial Measures” located above within this management’s discussion and analysis.

For the years ended December 31, 2023 and 2022, tangible common book value per share (non-GAAP) was $29.57 and $25.18, respectively, an increase of 17.4%. The increase in tangible book value was due primarily to an increase in retained earnings from net income and improvements in accumulated other comprehensive income. These non-GAAP measures should be reviewed in connection with the reconciliation of these non-GAAP ratios. See “Non-GAAP Financial Measures” located above within this management’s discussion and analysis.

During 2023, the Company’s assets grew by 5% primarily from growth in the loan portfolio. In 2024, we expect total loans to increase and a decline in the investment portfolio. The increase in the loan portfolio is expected to be funded primarily by deposit growth supplemented by short-term borrowings, when necessary. No long-term FHLB advances are currently expected to be used in 2024.

Non-performing assets represented 0.13% of total assets as of December 31, 2023, up from 0.12% at the prior year end. Non-performing assets to total assets were higher during 2023 mostly due to the amount (or dollar value) of non-performing assets increasing to a lesser extent than the growth in total assets.

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

During 2024, the Company currently expects to operate in a modestly declining interest rate environment during the second half of the year. Management is primarily reliant on the Federal Open Market Committee's statements and forecast.  The Company’s net interest income performance has been reduced by asset yields being outpaced by higher cost of funds compressing net interest spread. Although expectations are for the FOMC to reduce rates in the second half of 2024, the Company may continue to experience pressure to further increase rates paid on deposits in the near future. For 2024, the Company currently expects to maintain net interest margin at the same level as 2023.

Financial Condition

Consolidated assets increased $124.8 million, or 5%, to $2.5 billion as of December 31, 2023 from $2.4 billion at December 31, 2022. The increase in assets occurred primarily from loan portfolio growth and higher excess cash balances. The Company used short-term borrowings to fund loan growth and maintain excess cash balances. During 2023, the investment portfolio declined as the Company sold longer term available-for-sale securities as part of a liquidity and net interest margin enhancement strategy.

The following table is a comparison of condensed balance sheet data as of December 31:

(dollars in thousands)
Assets:	2023	%	2022	%
Cash and cash equivalents	$111,949	4.5%	$29,091	1.2%
Investment securities	568,273	22.7	643,606	27.1
Restricted investments in bank stock	3,905	0.2	5,268	0.2
Loans and leases, net (including loans HFS)	1,667,749	66.5	1,548,662	65.1
Bank premises and equipment	34,232	1.4	31,307	1.3
Life insurance cash surrender value	54,572	2.2	54,035	2.3
Other assets	62,479	2.5	66,403	2.8
Total assets	$2,503,159	100.0%	$2,378,372	100.0%

Liabilities:
Total deposits	$2,158,425	86.2%	$2,166,913	91.1%
Secured borrowings	7,372	0.3	7,619	0.3
Short-term borrowings	117,000	4.7	12,940	0.5
Other liabilities	30,883	1.2	27,950	1.2
Total liabilities	2,313,680	92.4	2,215,422	93.1
Shareholders' equity	189,479	7.6	162,950	6.9
Total liabilities and shareholders' equity	$2,503,159	100.0%	$2,378,372	100.0%

A comparison of net changes in selected balance sheet categories as of December 31, are as follows:

				Earning					Other		FHLB
(dollars in thousands)	Assets		%	assets*		%	Deposits	%	borrowings	%	advances	%

2023	$124,787	5		$100,726	5		$(8,488)	(0)	$103,813	505	$-	-
2022	(40,732)	(2)		(35,954)	(2)		(2,952)	(0)	9,939	94	-	-
2021	719,594	42		682,812	43		660,360	44	10,620	100	(5,000)	(100)
2020	689,583	68		648,880	69		673,768	81	(37,839)	(100)	(10,000)	(67)
2019	28,825	3		21,878	2		65,554	9	(38,527)	(50)	(16,704)	(53)

* Earning assets include interest-bearing deposits with financial institutions, gross loans and leases, loans held-for-sale, available-for-sale and held-to-maturity securities and restricted investments in bank stock excluding loans placed on non-accrual status.

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

The following table represents the components of total deposits as of December 31:

	December 31, 2023		December 31, 2022
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$710,094	32.9%	$664,439	30.7%
Savings and clubs	203,446	9.4	238,174	11.0
Money market	495,773	23.0	544,468	25.1
Certificates of deposit	212,969	9.9	117,224	5.4
Total interest-bearing	1,622,282	75.2	1,564,305	72.2
Non-interest bearing	536,143	24.8	602,608	27.8
Total deposits	$2,158,425	100.0%	$2,166,913	100.0%

Total deposits decreased $8.5 million, or less than 1%, to $2.2 billion at December 31, 2023 from $2.2 billion at December 31, 2022. Non-interest bearing checking accounts decreased $66.5 million primarily due to declines in personal and business checking accounts attributed to increases in consumer spending due to inflation, ongoing post-pandemic demand and the move to interest-bearing products. Money market accounts decreased $48.7 million primarily due to the transfer of trust sweep accounts with a balance of $69.2 million at the end of 2022 to interest-bearing checking accounts in 2023.  Excluding this transfer, money market balances increased primarily due to a new relationship with an insurance company. Savings and club accounts also decreased $34.7 million primarily due to personal savings declines and shifts to CDs and money market accounts. Interest-bearing checking accounts increased $45.7 million during 2023 primarily due to the transfer of trust sweep accounts from a money market product to interest-bearing checking.  Declines in other interest-bearing checking balances stemmed primarily from expected outflow of public funds from municipalities withdrawing American Rescue Plan Act funds along with personal and business account decreases. The Company focuses on obtaining a full-banking relationship with existing core operating checking account customers as well as forming new customer relationships. The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop targeted programs for its customers to maintain and grow core deposits. For 2023, the Company experienced deposit balance declines as clients transferred their deposits to investments to earn higher interest and pay down debts and consumer spending. We currently expect this trend of cash usage, due to the impact of inflation on consumer and business spending and deposit mix shifts caused by the highly competitive interest rate environment, to continue throughout 2024. Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset future deposit growth.

Partially offsetting these non-maturing deposit decreases, CDs increased $95.7 million, or 82%, during 2023. CD balances started to increase as promotional rate offerings expanded. Customers transferred approximately $52 million in balances from other products to CDs in 2023 to earn higher yields. The Company expects the highly competitive deposit environment to continue into early 2024 with promotional money market and CDs continuing to gain favor. As a result, the Company expects the majority of deposit growth in 2024 to stem from the CD portfolio.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program and Insured Cash Sweep (ICS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000. The Company had $1.4 million and $0 in CDARs as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, ICS reciprocal deposits represented $151.4 million and $26.3 million, or 7% and 1%, of total deposits which are included in interest-bearing checking accounts in the table above. The $125.1 million increase in ICS deposits is primarily due to several large business relationships that transferred deposits to ICS accounts from other interest-bearing checking and money market accounts held at the bank.

As of December 31, 2023, total uninsured deposits were estimated to be $820.6 million, or 38% of total deposits. The estimate of uninsured deposits is based on the same methodologies and assumptions used for regulatory reporting requirements. The Company aggregates deposit products by taxpayer identification number and classifies into ownership categories to estimate amounts over the FDIC insurance limit. As of December 31, 2023, the ratio of uninsured and non-collateralized deposits to total deposits was approximately 23%. Collateralized deposits totaled $321.7 million, or 15%, of total deposits as of December 31, 2023.

The maturity distribution of certificates of deposit that meet or exceed the FDIC limit, by account, at December 31, 2023 is as follows:

(dollars in thousands)
Three months or less	$12,310
More than three months to six months	15,546
More than six months to twelve months	28,085
More than twelve months	16,636
Total	$72,577

Approximately 77% of the CDs, with a weighted-average interest rate of 3.56%, are scheduled to mature in 2024 and an additional 20%, with a weighted-average interest rate of 3.60%, are scheduled to mature in 2025. Renewing CDs are currently expected to re-price to higher market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products. The Company plans to continue to address repricing CDs in the ordinary course of business on a relationship pricing basis and is prepared to match rates when prudent to maintain relationships. The Company will continue to develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists. The Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Short-term borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

Short-term borrowings may include overnight balances with FHLB's line of credit and/or correspondent bank’s federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations. The Company used $117.0 million in short-term borrowings to fund loan growth and an increase in interest-bearing cash balances for 2023. The short-term borrowings included $57.0 million borrowed through the Federal Reserve Bank Term Funding Program (BTFP) up to one year with a weighted average rate of 4.49% by pledging $57.0 million in securities. As of December 31, 2023, the short-term borrowings also included $60.0 million from the Federal Reserve borrower-in-custody program. As of December 31, 2023, the Company had the ability to borrow an additional $70.4 million from the Federal Reserve borrower-in-custody program, full availability of $145.9 million in overnight borrowings with the FHLB open-repo line of credit and $20.0 million from lines of credit with correspondent banks.

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

Secured borrowings

As of December 31, 2023 and 2022, the Company had 8 secured borrowing agreements with third parties with a carrying value of $7.4 million and $7.6 million, respectively, related to certain sold loan participations that did not qualify for sales treatment acquired from Landmark. Secured borrowings are expected to decrease for 2024 from scheduled amortization and, when possible, early pay-offs.

FHLB advances

The Company had no FHLB advances as of December 31, 2023 and 2022. As of December 31, 2023, the Company had the ability to borrow up to $656.8 million from the FHLB, net of any overnight borrowings utilized. The Company does not expect to have any FHLB advances in 2024.

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

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM). To date, management has not purchased any securities for trading purposes. Some of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them. The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions. Debt securities AFS are carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (AOCI). Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity. For the year ended December 31, 2023, AOCI improved by $14.7 million primarily due to the change in fair value of the Company's investment securities.

On April 1, 2022, the Company transferred agency and municipal bonds with a book value of $245.5 million from AFS to HTM in order to apply the accounting for securities HTM to mitigate the effect AFS accounting has on the balance sheet. The bonds that were transferred had the highest price volatility and consisted of fixed-rate securities representing 70% of the agency portfolio, 70% of the taxable municipal portfolio each laddered out on the short to intermediate part of the yield curve and 35% of the tax-exempt municipal portfolio on the long end of the yield curve were identified as the best candidates given the Company’s ability to hold those bonds to maturity. The market value of the securities on the date of the transfer was $221.7 million, after netting unrealized losses totaling $18.9 million. The $18.9 million, net of deferred taxes, recorded discount will be accreted into interest income, offset by the amortization of previously recognized losses in AOCI, over the life of the bonds. As of December 31, 2023, the carrying value of held-to-maturity securities was $224.2 million, net of $15.7 million in remaining transferred discount.

The Company utilized a fair value hedge to designate and swap a portion of the fixed rate AFS portfolio. The Company has an approved Derivative Policy that requires Board pre-approval on such balance sheet hedging activities as well as ongoing reporting to its ALCO Committee. The Board has approved up to $200 million in notional amount of pay-fixed interest rate swap and the Company has executed on $100 million to date.

During September 2023, the Company entered into a $100 million interest rate swap with a third-party financial institution to limit the risk to the investment portfolio of rising interest rates. The interest rate swap was designated as a fair value hedge and utilized a pay fixed interest rate swap to hedge the change in fair value attributable to the movement in the Secured Overnight Financing Rate ("SOFR"). The Company designated $50 million of the swap's notional balance as a hedge against the closed portfolio of 20-year mortgage-backed securities and $50 million as a hedge against the closed portfolio of tax-free municipal bonds. As of December 31, 2023, the Company recorded the fair value of the swap of $2.2 million in accrued interest payable and other liabilities on the consolidated balance sheet offset by a $2.2 million increase to the carrying value of designated investment securities.

As of December 31, 2023, the carrying value of investment securities amounted to $568.3 million, or 23% of total assets, compared to $643.6 million, or 27% of total assets, as of December 31, 2022. On December 31, 2023, 34% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations. The mortgage-backed securities portfolio includes only pass-through bonds issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association (GNMA).

The Company’s municipal (obligations of states and political subdivisions) portfolio is comprised of tax-free municipal bonds with a book value of $201.7 million ($182.8 million including the remaining net unrealized loss transferred on HTM securities) and taxable municipal bonds with a book value of $92.0 ($82.8 million including the remaining net unrealized loss transferred on HTM securities) million. The overall credit ratings of these municipal bonds was as follows: 36% AAA, 63% AA, and 1% A. For municipal securities HTM, the Company utilized a third-party model to analyze whether a credit loss reserve is needed for these bonds. The amount of the credit loss reserve calculated was immaterial because of the underlying strong credit quality of the municipal portfolio.

During 2023, the carrying value of total investments decreased $75.3 million, or 12%. The decline was primarily due to the sale of investment securities with an amortized cost of $66.8 million during 2023. Additionally, principal reductions during 2023 totaled $25.0 million. Partially offsetting these decreases, there was an improvement in the unrealized loss position of $16.3 million in the AFS portfolio. The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company. Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile, to the extent possible.

A comparison of total investment securities as of December 31 follows:

	December 31, 2023				December 31, 2022
(dollars in thousands)	Amount	%	Book yield	Reprice term (years)	Amount	%	Book yield	Reprice term (years)
HTM securities:
Obligations of states & political subdivisions - tax exempt	$83,483	14.8%	2.1%	20.8	$83,426	13.0%	3.8%	21.8
Obligations of states & political subdivisions - taxable	59,368	10.4	2.1	11.3	59,012	9.1	3.1	12.3
Agency - GSE	81,382	14.3	1.4	6.4	80,306	12.5	2.6	7.4
Total HTM securities	$224,233	39.5%	1.8%	13.1	$222,744	34.6%	3.2%	14.1
AFS debt securities:
MBS - GSE residential	$193,698	34.1%	1.8%	6.0	$217,435	33.8%	1.8%	6.4
Obligations of states & political subdivisions - tax exempt	99,323	17.5	2.4	11.7	149,131	23.2	2.6	11.4
Obligations of states & political subdivisions - taxable	23,474	4.1	1.6	5.6	22,763	3.5	1.6	6.6
Agency - GSE	27,545	4.8	1.2	4.3	31,533	4.9	1.4	4.6
Total AFS debt securities	$344,040	60.5%	1.9%	7.4	$420,862	65.4%	2.0%	8.0
Total securities	$568,273	100.0%	1.9%	9.6	$643,606	100.0%	2.4%	9.9

The investment securities portfolio contained no private label mortgage-backed securities, collateralized mortgage obligations, collateralized debt obligations, or trust preferred securities. The portfolio had no adjustable-rate instruments as of December 31, 2023 and 2022.

Investment securities were comprised of AFS and HTM securities as of December 31, 2023 and December 31, 2022. The AFS securities were recorded with a net unrealized loss of $51.6 million and a net unrealized loss of $67.9 million as of December 31, 2023 and 2022, respectively. Of the $16.3 million net improvement; $10.6 million was attributable to municipal securities; $4.8 million was attributable to mortgage-backed securities and $0.9 million was attributable to agency securities. During 2022, securities with net unrealized losses totaling $23.9 million were transferred to HTM, of which $2.3 million and $1.7 million was accreted into other comprehensive income for the years ended December 31, 2023 and 2022. The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve. Generally, the values of debt securities move in the opposite direction of the changes in interest rates. As interest rates along the treasury yield curve rise, especially at the intermediate and long end, the values of debt securities tend to decline. Whether or not the value of the Company’s investment portfolio will change above or below its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio. Management does not consider the reduction in value attributable to changes in credit quality. Correspondingly, when interest rates decline, the market values of the Company’s debt securities portfolio could be subject to market value increases.

As of December 31, 2023, the Company had $294.8 million in public deposits, or 14% of total deposits. Pennsylvania state law requires the Company to maintain pledged securities on public and trust deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers. The Company also pledges securities for derivative instruments and certain borrowed funds. As of December 31, 2023, the balance of pledged securities required was $380.7 million, or 67% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether credit losses on debt securities exist. Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security has credit losses. If a decline in value is deemed to be a credit loss, a contra-asset is recorded on both HTM and AFS securities, limited by the amount that the fair value is less than the amortized cost basis. During the year ended December 31, 2023, the Company did not incur any credit losses on debit securities from its investment securities portfolio.

During January 2023 with the 10-year U.S. Treasury yield declining, $31.2 million of securities were able to be sold yielding 3.62% (FTE yield of 4.33%) at a breakeven level. These proceeds were used to pay down FHLB overnight borrowings costing 4.80% at that time. Due to volatility in the levels of borrowings during October 2023 and the increasing expected dependency on borrowing capacity from experiencing deposit fluctuations while funding loan growth, the Company evaluated a liquidity strategy to deleverage the reliance on short-term borrowings. As a result of this evaluation, in November 2023, the Company sold longer term available-for-sale general market tax-free municipal securities with a carrying value of $35.6 million with a weighted average yield of 1.28% with a 13.5 year weighted average maturity as part of a liquidity and net interest margin enhancement strategy for a $6.5 million loss recognized in gain (loss) on sale of available-for-sale debt securities. The $29.1 million in proceeds received were used to retire short-term borrowings with a cost of approximately 5.50%. While the Company has ample funding sources available, management felt it prudent to create additional capacity for the borrowings over the near term should the banking industry again experience funding pressures as it did in March of this past year.  In addition, since the municipal securities sold were purchased in a much lower rate environment, there is an immediate improvement in net interest margin (NIM) of over 5 bps as a result of paying down the borrowing with the sale proceeds. The sale removes a 422 basis point negative spread and will contribute towards incrementally improving net interest income, earnings per share and NIM every year starting in 2024. The cost savings from paying down the advances with the sale of low yielding bonds will also allow the pre-tax loss of $6.5 million realized on the sale to be fully recouped prior to the term of the bonds sold.

Restricted investments in bank stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh. Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level. In addition, the Company earns a return or dividend based on the amount invested. Atlantic Community Bankers Bank (ACBB) stock totaled $82 thousand as of December 31, 2023 and 2022. The balance in FHLB stock was $3.8 million and $5.2 million as of December 31, 2023 and 2022, respectively. The dividends received from the FHLB totaled $298 thousand and $164 thousand for the years ended December 31, 2023 and 2022, respectively.

Loans and leases

As of December 31, 2023, the Company had gross loans and leases totaling $1.7 billion, an increase of $121.2 million, or 8%, compared to almost $1.6 billion at December 31, 2022.

During the twelve months ended December 31, 2023, the growth in the portfolio was primarily attributed to a $62.1 million increase in the commercial portfolio due to 3 originations totaling $40 million and standard portfolio growth and a $61.2 million increase in the residential portfolio, the result of a higher percentage of adjustable-rate mortgages recorded as held-for-investment during this period.

As management continues to identify ways to optimize the Company’s balance sheet, the focus is to lend in areas that provide better risk-adjusted returns and improved opportunities to deepen relationships with our customers. This could result in a change in the composition of the loan portfolio in future periods.

A comparison of loan originations, net of participations, is as follows for the periods indicated:

	2023	2022
(dollars in thousands)	Amount	Amount
Loans:
Commercial and industrial	$87,775	$69,709
Commercial real estate	72,985	77,517
Consumer	70,326	101,394
Residential real estate	106,537	122,892
Total loans	337,623	371,512
Lines of credit:
Commercial	141,542	185,702
Residential construction	25,354	42,630
Home equity and other consumer	26,512	34,567
Total lines of credit	193,408	262,899
Total originations closed	$531,031	$634,411

For the twelve months ended December 31, 2023, the Company originated $531.0 million loans and lines of credit, a reduction of $103.4 million, or 16%, compared to the twelve months ended December 31, 2022.

The Company originated $337.6 million total loans in 2023, which was $33.9 million less than in 2022. Commercial and industrial loan origination increased by $18.1 million in 2023 compared to 2022, with growth attributed to municipal loans. Loan originations decreased in commercial real estate (both owner-occupied and non-owner occupied CRE) by $4.5 million to $73.0 million, consumer loans by $31.1 million to $70.3 million and residential loans by $16.4 million to $106.5 million. Rising interest rates impacted loan demand and reduced loan originations for these loan categories.

The Company originated $193.4 million total lines of credit in 2023, which was $69.5 million less than in 2022. Commercial line of credit origination decreased by $44.2 million to $141.5 million, residential construction by $17.3 million to $25.4 million and home equity and other consumer by $8.1 million to $26.5 million. Rising interest rates impacted loan demand and reduced line of credit originations.

A comparison of loans and related percentage of gross loans, at December 31, for the five previous periods is as follows:

	December 31, 2023		December 31, 2022
(dollars in thousands)	Amount	%	Amount	%
Commercial and industrial:
Commercial	$152,640	9.0%	$141,122	9.0%
Municipal	94,724	5.6	72,996	4.7
Commercial real estate:
Non-owner occupied	311,565	18.5	318,296	20.3
Owner occupied	304,399	18.0	284,677	18.2
Construction	39,823	2.4	24,005	1.5
Consumer:
Home equity installment	56,640	3.4	59,118	3.8
Home equity line of credit	52,348	3.1	52,568	3.4
Auto loans - Recourse	10,756	0.6	12,929	0.8
Auto loans - Non-recourse	112,595	6.7	114,909	7.3
Direct finance leases	33,601	2.0	33,223	2.1
Other	16,500	1.0	11,709	0.7
Residential:
Real estate	465,010	27.5	398,136	25.5
Construction	36,536	2.2	42,232	2.7
Gross loans	1,687,137	100.0%	1,565,920	100.0%
Less:
Allowance for credit losses	(18,806)		(17,149)
Unearned lease revenue	(2,039)		(1,746)
Net loans	$1,666,292		$1,547,025

Loans held-for-sale	$1,457		$1,637

Commercial and industrial (C&I) and commercial real estate (CRE)

As of December 31, 2023, the commercial portfolio increased by $62.1 million, or 7%, to $903.2 million compared to the December 31, 2022 balance of $841.1 million due to growth of $33.3 million in total commercial and industrial loans and $28.8 million in growth in commercial real estate loans.

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

For the twelve months ended December 31, 2023, commercial and industrial (non-municipal) loans increased $11.5 million, or 8%, from $141.1 million at December 31, 2022 to $152.6 million at December 31, 2023, which was the result of originations and advances outpacing scheduled payments and curtailments.

Municipal loans are secured by the full faith and credit of respective local government units located in the Commonwealth of Pennsylvania authorized in accordance with the Local Government Unit Debt Act. These loans have a long history of performance within contractual terms with no defaults noted.

For the twelve months ended December 31, 2023, municipal loans increased $21.7 million, or 30%, from $73.0 million at December 31, 2022 to $94.7 million at December 31, 2023, which was attributed to the origination of two loans to a single borrower totaling $21 million.

Commercial real estate loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions and the complexities involved in valuing the underlying collateral whose values tend to move inversely with interest rates. These loans are secured with mortgages, or commercial real estate mortgages (CREM) against the subject property. In underwriting commercial real estate construction loans, the Company performs a robust analysis of the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the project using feasibility studies, market data, etc. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers consistent with Uniform Standards of Professional Appraisal Practice (USPAP) standards and compliant with Financial Institutions Reform, Recovery, and Enforcement Act (FIRREA).

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

For the twelve months ended December 31, 2023, non-owner occupied commercial real estate decreased $6.7 million, or 2%, from $318.3 million at December 31, 2022 to $311.6 million at December 31, 2023, which was attributed to scheduled monthly payments.

Owner occupied commercial real estate loans rely on income generated from the respective owners’ businesses. Therefore, underwriting on owner occupied CRE loans emphasizes the owner’s cash flow and financial conditions while the real estate typically represents the owners' primary business location. As such, management considers owner occupied CRE loans as having a lower risk profile than non-owner occupied CRE loans.

For the twelve months ended December 31, 2023, owner occupied commercial real estate increased $19.7 million, or 7%, from $284.7 million on December 31, 2022, to $304.4 million at December 31, 2023. The increase was attributed to a $10 million origination to a single borrower and $12 million in reclassification of two construction loan projects that were completed during the fourth quarter.

Construction lending consists of commercial and residential site development loans, as well as commercial building construction and residential housing construction loans. Management prefers lending to well-established developers with a proven track record and strong business and guaranteed with owners’ personal financial conditions.

For the twelve months ended December 31, 2023, commercial construction increased $15.8 million, or 66%, from $24.0 million on December 31, 2022 to $39.8 million at December 31, 2023. This increase was attributed to $15 million in commercial construction commitments originated during the year.

Consumer

The consumer loan portfolio consisted of home equity installment, home equity line of credit, non-recourse auto loans, recourse auto loans, direct finance leases and other consumer loans.

As of December 31, 2023, the total consumer loan portfolio decreased by $2.0 million, or 1%, to $282.4 million compared to the December 31, 2022 balance of $284.4 million, primarily due to a strategic reduction in the indirect auto portfolio. For 2024, the Company expects maturities of approximately $51 million in the dealer portfolio with minimal originations.

Residential

As of December 31, 2023, the residential loan portfolio increased by $61.2 million, or 14%, to $501.6 million compared to the December 31, 2022 balance of $440.4 million. The increase was due to a shift from mortgage loans sold in the secondary market to loans held-for-investment, primarily jumbo mortgages with rates fixed for 5, 7 or 10 years with adjustable rates thereafter.

The residential loan portfolio consisted primarily of held-for-investment residential loans for primary residences, including approximately $380 million in fixed-rate and $85 million in adjustable-rate mortgages as of December 31, 2023.

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

The following table sets forth the maturity distribution of select commercial and construction components of the loan portfolio at December 31, 2023. The determination of maturities is based on contractual terms. Non-contractual rollovers or extensions are included in one year or less category of the maturity classification. Excluded from the table are residential real estate and consumer loans:

		More than	More than
	One year	one year to	five years to	More than
(dollars in thousands)	or less	five years	fifteen years	fifteen years	Total
Commercial and industrial	$12,301	$72,320	$66,812	$95,931	$247,364
Commercial real estate	22,584	49,194	352,908	191,278	615,964
Commercial real estate construction *	39,823	-	-	-	39,823
Residential real estate construction *	36,536	-	-	-	36,536
Total	$111,244	$121,514	$419,720	$287,209	$939,687

*In the table above, both residential and CRE construction loans are included in the one year or less category since, by their nature, these loans are converted into residential and CRE loans within one year from the date the real estate construction loan was consummated. Upon conversion, the residential and CRE loans would normally mature after five years.

The following table sets forth the total amount of C&I and CRE loans due after one year which have predetermined interest rates (fixed) and floating or adjustable interest rates (variable) as of December 31, 2023:

	One to five	Five to	Over
(dollars in thousands)	years	fifteen years	fifteen years	Total

Fixed interest rate	$83,782	$50,005	$39,716	$173,503
Variable interest rate	37,732	369,715	247,493	654,940
Total	$121,514	$419,720	$287,209	$828,443

Non-refundable fees and costs associated with all loan originations are deferred. Using either the interest method or straight-line amortization, the deferral is released as credits or charges to loan interest income over the life of the loan.

There are no concentrations of loans or customers to several borrowers engaged in similar industries exceeding 10% of total loans that are not otherwise disclosed as a category in the tables above. There are no concentrations of loans that, if resulted in a loss, would have a material adverse effect on the business of the Company. The Company’s loan portfolio does not have a material concentration within a single industry or group of related industries or customers that is vulnerable to the risk of a near-term severe negative business impact. As of December 31, 2023, approximately 75% of the gross loan portfolio was secured by real estate compared to 75% at December 31, 2022.

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

As of December 31, 2023 and 2022, loans HFS consisted of residential mortgages with carrying amounts of $1.5 million and $1.6 million, respectively, which approximated their fair values. During the year ended December 31, 2023, residential mortgage loans with principal balances of $52.0 million were sold into the secondary market and the Company recognized net gains of $1.0 million, compared to $78.8 million and $1.6 million, respectively, during the year ended December 31, 2022.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster relationships. At December 31, 2023 and 2022, the servicing portfolio balance of sold residential mortgage loans was $477.7 million and $465.7 million, respectively, with mortgage servicing rights of $1.5 million and $1.6 million for the same periods, respectively.

Allowance for credit losses

Management continually evaluates the credit quality of the Company’s loan portfolio and performs a formal review of the adequacy of the allowance for credit losses (ACL) on a quarterly basis. The allowance reflects management’s best estimate of the amount of expected credit losses in the loan portfolio. When estimating the net amount expected to be collected, Management considers the effects of past events, current conditions, and reasonable and supportable forecasts of the collectability of the Company’s financial assets. Those estimates may be susceptible to significant change. Loan losses are charged directly against the allowance when loans are deemed to be uncollectible. Recoveries from previously charged-off loans are added to the allowance when received.

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

●

Credit loss measurement method: Multiple measurement methods for estimating ACLs are allowable per Accounting Standards Codification (ASC) Topic 326. The Company applies different estimation methods to different groups of financial assets. The discounted cash flow method is used for the commercial & industrial, commercial real estate non-owner occupied, commercial real estate owner occupied, commercial construction, home equity installment loan, home equity line of credit, residential real estate, and residential construction pools. The weighted average remaining maturity (WARM) method is used for the municipal, non-recourse auto, recourse auto, direct finance lease, and consumer other pools.

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

The following table sets forth the activity in the allowance for credit losses on loans and certain key ratios for the periods indicated:

(dollars in thousands)	2023		2022

Balance at beginning of period	$17,149		$15,624

Charge-offs:
Commercial and industrial	(320)		(371)
Commercial real estate	(91)		(67)
Consumer	(463)		(377)
Residential	-		-
Total	(874)		(815)

Recoveries:
Commercial and industrial	57		11
Commercial real estate	44		153
Consumer	165		74
Residential	30		2
Total	296		240
Net charge-offs	(578)		(575)
Impact of adopting ASC 326	618		-
Initial allowance on loans purchased with credit deterioration	126		-
Provision for credit losses on loans	1,491		2,100
Balance at end of period	$18,806		$17,149

Allowance for credit losses to total loans	1.12%		1.10%
Net charge-offs to average total loans outstanding	0.04%		0.04%
Average total loans	$1,635,286		$1,500,796
Loans 30 - 89 days past due and accruing	$4,487		$1,838
Loans 90 days or more past due and accruing	$14		$33
Non-accrual loans	$3,308		$2,535
Allowance for credit losses to non-accrual loans	5.69	x	6.76	x
Allowance for credit losses to non-performing loans	5.66	x	6.68	x

For the twelve months ended December 31, 2023, the allowance increased $1.6 million, or 10%, to $18.8 million from $17.2 million at December 31, 2022. The increase in the allowance was based on a $0.7 million adjustment related to the adoption of CECL on January 1, 2023 including a $0.1 million initial allowance on Purchase Credit Deteriorated (PCD) loans related to the reclassification of Purchase Credit Impaired (PCI) loans to PCD along with provisioning of $1.5 million partially offset by net charge-offs of $0.6 million.

The allowance for credit losses as a percentage of total loans increased to 1.12% as of December 31, 2023 compared to 1.10% at December 31, 2022 as the increase in the allowance (10%) outpaced the growth in the loan portfolio (8%).

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

Although key loss driver assumptions used in the ACL estimate remained largely stable from the day one estimate to the estimate as of December 31, 2023, the ACL estimate increased based on growth in the loan and lease portfolio and changes in the composition of the portfolio along with slower prepayment and curtailment rates. Key loss driver assumptions included the median Federal Open Market Committee (FOMC) National Gross Domestic Product (GDP) and unemployment rate forecasts, the Federal Housing Finance Agency (FHFA) House Price Index (HPI), prepayment and curtailment rates, and estimated remaining loan lives.

Qualitative factors for the ACL estimate as of December 31, 2023 were generally increased compared to the day one estimate related to an increase in delinquency, a moderate deterioration in local economic conditions, and a tougher legal and regulatory environment, which are all expected to have an adverse impact on estimated credit losses.

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

(dollars in thousands)	2023	% of Total Net Charge-offs	2022	% of Total Net Charge-offs
Net charge-offs
Commercial and industrial	$(263)	45%	$(360)	63%
Commercial real estate	(47)	8	86	(15)
Consumer	(298)	52	(303)	53
Residential	30	(5)	2	(1)
Total net charge-offs	$(578)	100%	$(575)	100%

For the year ended December 31, 2023, net charge-offs against the allowance totaled $578 thousand compared with net charge-offs of $575 thousand for the year ended December 31, 2022, representing a $3 thousand, or 1%, increase due to a $133 thousand increase in commercial real estate offset by a reduction of $97 thousand in commercial & industrial, a reduction of $5 thousand in consumer, and a reduction of $28 thousand in residential. Net charge-offs were unchanged as a percentage of the total loan portfolio at 0.04% for the twelve months ended December 31, 2023 compared to 0.04% for the twelve months ended December 31, 2022.

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

	2023		2022
		Category		Category
		% of		% of
(dollars in thousands)	Allowance	Loans	Allowance	Loans
Category
Commercial real estate	$8,835	39%	$7,162	39%
Commercial and industrial	1,850	15	2,924	15
Consumer	2,391	16	2,827	18
Residential real estate	5,694	30	4,169	28
Unallocated	36	-	67	-
Total	$18,806	100%	$17,149	100%

As of December 31, 2023, the commercial loan portfolio, consisting of CRE and C&I loans, comprised 57% of the total allowance for credit losses compared with 59% on December 31, 2022. The commercial loan allowance allocation decreased based on the adoption of CECL and changes in how reserves are estimated compared to the previous incurred loss methodology.

As of December 31, 2023, the consumer loan portfolio comprised 13% of the total allowance for credit losses compared with 17% on December 31, 2022. The consumer loan allowance allocation decreased based on the adoption of CECL and changes in how reserves are estimated compared to the previous incurred loss methodology.

As of December 31, 2023, the residential loan portfolio comprised 30% of the total allowance for credit losses compared with 24% on December 31, 2022. The residential loan allowance allocation increased based on the adoption of CECL and changes in how reserves are estimated compared to the previous incurred loss methodology.

As of December 31, 2023, the unallocated reserve, representing the portion of the allowance not specifically identified with a loan or groups of loans, was less than 1% of the total allowance for credit losses, unchanged from December 31, 2022.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, other real estate owned (ORE) and repossessed assets. Based on the Company’s adoption of ASU 2022-02, Financial Instruments-Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures, the recognition and measurement guidance related to troubled debt restructurings (TDR) has been eliminated. As such, TDRs were removed from non-performing assets at December 31, 2023 and all prior periods in the following table to adhere to this standard and provide better comparability.

The following table sets forth non-performing assets at December 31:

(dollars in thousands)	2023	2022

Loans past due 90 days or more and accruing	$14	$33
Non-accrual loans	3,308	2,535
Total non-performing loans	3,322	2,568
Other real estate owned and repossessed assets	1	168
Total non-performing assets	$3,323	$2,736

Total loans, including loans held-for-sale	$1,686,555	$1,565,811
Total assets	$2,503,159	$2,378,372
Non-accrual loans to total loans	0.20%	0.16%
Non-performing loans to total loans	0.20%	0.16%
Non-performing assets to total assets	0.13%	0.12%

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

Non-performing assets represented 0.13% of total assets at December 31, 2023 compared with 0.12% at December 31, 2022. The increase resulted from a $0.6 million, or 13%, increase in non-performing assets which outpaced the growth in total assets (5%) during this period. Non-performing assets increased due to the recognition of $1.5 million in Purchase Credit Deteriorated (PCD) loans, now classified as non-accrual loans, consistent with the changes in financial reporting under ASC Topic 326 (CECL). This was partially offset by a $0.7 million decrease in non-PCD non-accrual loans as well as a $0.2 million decrease in other real estate owned.

At December 31, 2023, there were a total of 32 non-accrual loans to 26 unrelated borrowers with balances that ranged from less than $1 thousand to $1.3 million, or $3.3 million in the aggregate. At December 31, 2022, there were a total of 39 non-accrual loans to 29 unrelated borrowers with balances that ranged from less than $1 thousand to $0.6 million, or $2.5 million in the aggregate.

Loans past due 90 days or more accruing totaled $14 thousand, which was comprised of one direct finance lease as of December 31, 2023 compared to one direct finance lease and one non-recourse auto loan totaling $33 thousand as of December 31, 2022. All loans were well secured and in the process of collection.

The Company seeks payments from all past due customers through an aggressive customer communication process. Unless well-secured and in the process of collection, past due loans will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

The composition of non-performing loans as of December 31, 2023 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial:
Commercial	$152,640	$-	$55	$55	0.04%
Municipal	94,724	-	-	-	-
Commercial real estate:
Non-owner occupied	311,565	-	252	252	0.08%
Owner occupied	304,399	-	2,250	2,250	0.74%
Construction	39,823	-	-	-	-
Consumer:
Home equity installment	56,640	-	70	70	0.12%
Home equity line of credit	52,348	-	364	364	0.70%
Auto loans-Recourse	10,756	-	-	-	-
Auto loans-Non Recourse	112,595	-	39	39	0.03%
Direct finance leases *	31,562	14	-	14	0.04%
Other	16,500	-	-	-	-
Residential:
Real estate	465,010	-	278	278	0.06%
Construction	36,536	-	-	-	-
Loans held-for-sale	1,457	-	-	-	-
Total	$1,686,555	$14	$3,308	$3,322	0.20%

*Net of unearned lease revenue of $2.0 million.

Payments received from non-accrual loans are recognized on a cost recovery method. Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. If the non-accrual loans that were outstanding as of December 31, 2023 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $319 thousand.

Foreclosedassets held-for-sale

From December 31, 2022 to December 31, 2023, foreclosed assets held-for-sale (ORE) declined from $168 thousand to $1 thousand, a $167 thousand decrease, which was attributed to two ORE properties being transferred to non-accrual due to administrative errors. One property totaling $86 thousand was added to ORE and subsequently transferred to non-accrual during the year.

The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	December 31, 2023		December 31, 2022
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$168	2	$434	5

Additions	86	1	762	3
Pay downs	-		(6)
Write downs	-		(17)
Transfers	(253)	(2)	-
Sold	-	-	(1,005)	(6)
Balance at end of period	$1	1	$168	2

As of December 31, 2023, ORE consisted of one property totaling $1 thousand, which was added in 2017 and is listed for sale.

As of December 31, 2023 and December 31, 2022, the Company had no other repossessed assets held-for-sale.

Cash surrender value of bank owned life insurance

The Company maintains bank owned life insurance (BOLI) for a chosen group of employees at the time of purchase, namely its officers, where the Company is the owner and sole beneficiary of the policies. BOLI is classified as a non-interest earning asset. Increases or decreases in the cash surrender value are recorded as components of non-interest income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance and its tax-free advantage to the Company. This profitability is used to offset a portion of current and future employee benefit costs. The BOLI cash surrender value build-up can be liquidated if necessary, with associated tax costs. However, the Company intends to hold this pool of insurance, because it provides income that supports employee benefit cost increases which enhances the Company’s capital position. Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.  The Company received a death benefit claim on two owned policies and received $0.8 million in return of cash surrender value and $0.1 million in other income during the first quarter of 2023.

Premises and equipment

Net of depreciation, premises and equipment increased $2.9 million during 2023. The Company purchased $1.9 million in fixed assets and added $5.1 million in construction in process during 2023. These increases were partially offset by $2.5 million in depreciation expense. The Company opened a new branch in Wilkes-Barre in 2023. The Company has continued the remodeling of the Main Branch located in Dunmore, PA and construction is expected to be completed in early 2024. The Company began corporate headquarters construction which may continue to increase construction in process and is evaluating its branch network looking for consolidation that makes sense for more efficient operations.

On December 23, 2020, the Commonwealth of Pennsylvania authorized the release of $2.0 million in Redevelopment Assistance Capital Program (RACP) funding for the Company’s headquarters project in Lackawanna County. On December 2, 2021, the Company announced it would be receiving an additional $2.0 million in RACP funding in support of the project. The $4.0 million in total RACP grant funds will be allocated to the renovation and rehabilitation of the historic building located in downtown Scranton which will be used for the new corporate headquarters. As of December 31, 2023, the Company incurred $5.4 million in costs for the corporate headquarters and currently estimates net remaining costs could range from $19 million to $24 million. This range estimate may expand because it is subject to supply chain issues, commodities pricing and results of final planning spanning over approximately two years through early 2025. In addition, the Company currently is in the process of pursuing a federal historic preservation tax credit which would provide a 20% tax credit on qualified improvements on the historic property.

Other assets

During 2023, the $3.2 million decrease in other assets was due mostly to a $3.0 million decrease in deferred tax assets primarily from lower net unrealized losses in the investment portfolio.

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

Net interest income, net interest rate margin, net interest rate spread and the efficiency ratio are presented in the Management's Discussion & Analysis on a fully-taxable equivalent (FTE) basis. The Company believes this presentation to be the preferred industry measurement of net interest income as it provides a relevant comparison between taxable and non-taxable amounts.

Overview

For the year ended December 31, 2023, the Company generated net income of $18.2 million, or $3.19 per diluted share, compared to $30.0 million, or $5.29 per diluted share, for the year ended December 31, 2022. The $11.8 million, or 39%, decrease in net income stemmed from $10.2 million less net interest income along with $5.2 million lower non-interest income from losses recognized on the sale of investment securities. Partially offsetting these decreases were $3.4 million less in provision for income taxes and $0.8 million lower provision for credit losses on loans and unfunded loan commitments.

Due to volatility in the levels of borrowings during October 2023 and the increasing expected dependency on borrowing capacity from experiencing deposit fluctuations while funding loan growth, the Company evaluated a liquidity strategy to deleverage the reliance on short-term borrowings.  As a result of this evaluation, in November 2023, the Company sold certain available-for-sale securities with a carrying value of $35.6 million for a $6.5 million loss recognized in gain (loss) on sale of available-for-sale debt securities. The $29.1 million in proceeds received were used to pay down short-term borrowings that replenished available borrowing capacity at that time, while eliminating 425 basis points in negative spread as one means to improve future earnings.

For the year ended December 31, 2023, return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.76% and 10.56%, respectively, compared to 1.25% and 17.37% for the same period in 2022. The decrease in ROA and ROE was the result of the decline in net income during 2023. Pre-provision net revenue to average assets (non-GAAP) was 0.90% and 1.57% for the years ended December 31, 2023 and 2022, respectively. For more information on the calculation of pre-provision net revenue to average assets, see “Non-GAAP Financial Measures” located above within this management’s discussion and analysis. The decrease was primarily due to a decline in pre-provision net revenue.

Net interest income and interest sensitive assets / liabilities

Net interest income (FTE) decreased $10.1 million, or 13%, from $75.0 million for the year ended December 31, 2022 to $64.9 million for the year ended December 31, 2023, due to interest expense increasing more than the increase in interest income. Total average interest-earning assets increased $24.1 million while the FTE yields earned on these assets rose 62 basis points resulting in $15.3 million of growth in FTE interest income. The interest income growth stemmed from the loan portfolio due to average balance growth of $134.5 million and an additional 68 basis points in FTE yields which had the effect of producing $17.0 million more FTE interest income, despite $1.2 million less in fees earned under the Paycheck Protection Program (PPP) and $0.8 million less from fair value purchase accounting accretion during 2023. In the investment portfolio, the average balances of securities declined $67.1 million resulting in $1.4 million lower FTE interest income.

On the liability side, total interest-bearing liabilities grew $40.2 million in average balances with a 153 basis point increase in rates paid on these interest-bearing liabilities which caused interest expense to increase $25.4 million. Interest expense on deposits increased $22.8 million despite the balance of average interest-bearing deposits declining $7.3 million due to a 144 basis point increase in rates paid on these deposits. In addition, the Company utilized $48.8 million more in average short-term borrowings in 2023 at higher rates compared to 2022 resulting in $2.3 million more interest expense.

The FTE net interest rate spread decreased 91 basis points to 2.25% for the year ended December 31, 2023 compared to 3.16% for the year ended December 31, 2022. The FTE net interest rate margin decreased by 47 basis points, respectively, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The rise in the rates paid on interest-bearing liabilities outpaced the increase in yields on interest-earning assets causing the net interest rate spread and margin to decrease. The overall cost of funds, which includes the impact of non-interest bearing deposits, increased 115 basis points for the year ended December 31, 2023 compared to the same period in 2022. The primary reason for the increase was the higher rates paid on deposits due to the increases in market interest rates during 2023.

For 2024, the Company currently expects to operate in a modestly declining interest rate environment during the second half of the year. Management is primarily reliant on the Federal Open Market Committee's statements and forecast.  The Company’s net interest income performance has been reduced by asset yields being outpaced by higher cost of funds compressing net interest spread. The risk to net interest income improvement is rapid acceleration of deposit rates in the Company's market area. The FOMC increased the federal funds rate by 425 basis points during 2022 and another 100 basis points in 2023, which had a disproportional effect on rates paid on interest-bearing liabilities in 2023. On the asset side, the Prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans was also increased 425 basis points during 2022 and another 100 basis points through 2023. Consensus economic forecasts are predicting gradual declines in short-term rates throughout 2024. For 2024, the Company currently maintains a loan pipeline which we expect will grow the loan portfolio which will be funded by borrowing capacity until such time deposit growth will be able to pay down these short-term borrowings. The focus is to manage net interest income through an elevated forecasted rate cycle by exercising disciplined and proactive loan pricing and managing deposit costs to maintain a reasonable spread, to the extent possible, in order to mitigate further margin compression.

In November 2023, the Company sold longer term available-for-sale general market tax-free municipal securities with a carrying value of $35.6 million with a weighted average yield of 1.28% with a 13.5 year weighted average maturity as part of a liquidity and net interest margin enhancement strategy for a $6.5 million loss recognized in gain (loss) on sale of available-for-sale debt securities. The $29.1 million in proceeds received were used to retire short-term borrowings with a cost of approximately 5.50%. While the Company has ample funding sources available, management felt it prudent to create additional capacity for the borrowings over the near term should the banking industry again experience funding pressures as it did in March of this past year.  In addition, since the municipal securities sold were purchased in a much lower rate environment, there is an immediate improvement in net interest margin (NIM) of over 5 bps as a result of paying down the borrowing with the sale proceeds. The sale removes a 422 basis point negative spread and will contribute towards incrementally improving net interest income, earnings per share and NIM every year starting in 2024. The cost savings from paying down the advances with the sale of low yielding bonds will also allow the pre-tax loss of $6.5 million realized on the sale to be fully recouped prior to the term of the bonds sold.

The Company’s cost of interest-bearing liabilities was 1.93% for the year ended December 31, 2023, or 153 basis points higher than the cost for the year ended December 31, 2022. For the month of February 2024, the cost of interest-bearing liabilities was 58 basis points higher than 2023 at 2.51% which shows the higher costs are expected to continue. The increase in interest paid on deposits contributed to the higher cost of interest-bearing liabilities supplemented by the short-term borrowings utilized during 2023. The FOMC is expected to hold the federal funds rate in the immediate future, but the Company may continue to experience pressure to further increase rates paid on deposits. To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships and generate new loan volumes. Strategically deploying relationship deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the years indicated. Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for 2023, 2022 and 2021, to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments. This treatment allows a uniform comparison among yields on interest-earning assets. Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for credit losses. HELOC are included in the residential real estate category since they are secured by real estate. Net deferred loan (cost amortization)/ fee accretion of ($0.9 million) in 2023, $0.2 million in 2022 and $3.8 million in 2021, respectively, are included in interest income from loans. Merchants Bank of Bangor and Landmark Community Bank loan fair value purchase accounting adjustments of $2.5 million, $3.3 million and $3.0 million are included in interest income from loans and $32 thousand, $160 thousand and $154 thousand reduced interest expense on deposits and borrowings for 2023, 2022 and 2021. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Residual values for direct finance leases are included in the average balances for consumer loans. Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets. Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

(dollars in thousands)	2023			2022
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$9,591	$456	4.76%	$53,483	$886	1.66%
Restricted investments in bank stock	4,212	309	7.34	3,565	184	5.15
Investments:
Agency - GSE	112,296	1,632	1.45	117,598	1,748	1.49
MBS - GSE residential	238,384	4,341	1.82	265,993	4,573	1.72
State and municipal (nontaxable)	226,918	6,685	2.95	259,194	7,708	2.97
State and municipal (taxable)	86,041	1,778	2.07	87,954	1,795	2.04
Total investments	663,639	14,436	2.18	730,739	15,824	2.17
Loans and leases:
C&I and CRE (taxable)	772,903	45,161	5.84	754,225	37,328	4.95
C&I and CRE (nontaxable)	98,470	4,092	4.15	70,697	2,406	3.40
Consumer	235,278	10,329	4.39	215,740	8,326	3.86
Residential real estate	528,635	21,902	4.14	460,133	16,456	3.58
Total loans and leases	1,635,286	81,484	4.98	1,500,795	64,516	4.30
Total interest-earning assets	2,312,728	96,685	4.18%	2,288,582	81,410	3.56%
Non-interest earning assets	92,368			110,994
Total assets	$2,405,096			$2,399,576

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$648,756	$10,075	1.55%	$709,340	$2,453	0.35%
Savings and clubs	219,304	668	0.30	244,038	264	0.11
MMDA	540,770	13,394	2.48	514,033	2,949	0.57
Certificates of deposit	177,697	4,808	2.71	126,394	478	0.38
Total interest-bearing deposits	1,586,527	28,945	1.82	1,593,805	6,144	0.39
Secured borrowings	7,489	475	6.35	8,886	209	2.35
Short-term borrowings	49,860	2,368	4.75	1,031	45	4.37
Total interest-bearing liabilities	1,643,876	31,788	1.93%	1,603,722	6,398	0.40%
Non-interest bearing deposits	558,962			594,541
Non-interest bearing liabilities	29,881			28,434
Total liabilities	2,232,719			2,226,697
Shareholders' equity	172,377			172,879
Total liabilities and shareholders' equity	$2,405,096			$2,399,576
Net interest income - FTE		$64,897			$75,012

Net interest spread			2.25%			3.16%
Net interest margin			2.81%			3.28%
Cost of funds			1.44%			0.29%

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

	Years ended December 31,
(dollars in thousands)	2023 compared to 2022			2022 compared to 2021
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$(1,142)	$712	$(430)	$(116)	$854	$738
Restricted investments in bank stock	37	88	125	17	40	57
Investments:
Agency - GSE	(78)	(38)	(116)	407	110	517
MBS - GSE residential	(493)	261	(232)	1,106	630	1,736
State and municipal	(707)	(86)	(793)	1,483	84	1,567
Total investments	(1,278)	137	(1,141)	2,996	824	3,820
Loans and leases:
Residential real estate	2,638	2,808	5,446	3,652	492	4,144
C&I and CRE	2,303	6,857	9,160	3,020	199	3,219
Consumer	795	1,208	2,003	1,343	(117)	1,226
Total loans and leases	5,736	10,873	16,609	8,015	574	8,589
Total interest income	3,353	11,810	15,163	10,912	2,292	13,204

Interest expense:
Deposits:
Interest-bearing checking	(227)	7,848	7,621	316	395	711
Savings and clubs	(29)	434	405	21	130	151
Money market	161	10,284	10,445	236	1,756	1,992
Certificates of deposit	268	4,062	4,330	(30)	(136)	(166)
Total deposits	173	22,628	22,801	543	2,145	2,688
Secured borrowings	(38)	304	266	(4)	57	53
Overnight borrowings	2,319	4	2,323	33	11	44
FHLB advances	-	-	-	(26)	-	(26)
Total interest expense	2,454	22,936	25,390	546	2,213	2,759
Net interest income	$899	$(11,126)	$(10,227)	$10,366	$79	$10,445

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

Management continuously reviews the risks inherent in the loan portfolio. The determination of the amounts of the allowance for credit losses and the provision for credit losses is based on management’s current judgments about the credit quality of the Company’s financial assets and known and expected relevant internal and external factors that significantly affect collectability such as historical loss information, current conditions, and reasonable and supportable forecasts, including significant qualitative factors.

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

For the year ended December 31, 2023, the provision for credit losses on loans was $1.5 million due to the growth and change in composition of the loan portfolio along with slower prepayment speeds and curtailment rates, which are key assumptions used in the estimate. The provision for credit losses on unfunded loan commitments was a net benefit of $0.2 million due to a reduction in unfunded commitments during the year along with lower loss rates related to an improved economic forecast and updated probability of default models used in the estimate.

Due to the Company’s adoption of ASU 2016-13 on January 1, 2023, comparability of the prior period provision is not considered relevant.

The provision for credit losses derives from the reserve required from the allowance for credit losses calculation. The Company continued provisioning for the year ended December 31, 2023 to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for credit losses, see “Allowance for credit losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the year ended December 31, 2023, non-interest income amounted to $11.4 million, a $5.2 million, or 31%, decrease compared to $16.6 million recorded for the year ended December 31, 2022. The decrease was primarily due to $6.5 million in losses on the sale of investment securities in 2023 resulting from a liquidity strategy to deleverage reliance on short-term borrowings. Also contributing to the decrease was $0.7 million lower gains on loan sales and $0.3 million less loan service charges. Partially offsetting these decreases, trust fiduciary fees increased $0.5 million and deposit service charges grew $0.5 million. Additional increases were as follows: $0.3 million more in mortgage servicing fees, $0.3 million in recoveries from acquired charged-off loans, $0.3 million in additional commercial loans fees from interest rate hedges and $0.2 million more debit card interchange fees.

Other operating expenses

For the year ended December 31, 2023, total other operating expenses totaled $51.9 million, an increase of $0.5 million, or 1%, compared to $51.4 million for the year ended December 31, 2022. Premises and equipment expenses increased $1.2 million, or 15%, due primarily to higher expenses for equipment maintenance and rentals along with higher depreciation expense. The FDIC assessment expense increased $0.4 million due to the higher assessment rate for 2023. Fraud losses increased $0.5 million due to an increase in counterfeit checks. Professional service expenses increased $0.4 million due to additional consulting, legal, ICS fees and audit expenses. Partially offsetting these increases, salaries and employee benefit expenses declined $1.3 million, or 5%.  The decrease was primarily due to less incentive expenses. PA shares tax expense was also $0.6 million lower from declines in shareholders' equity measured as of December 31, 2022.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, were 1.41% and 1.45%, respectively, at December 31, 2023 and 2022. The expense ratio decreased because of increased levels of average assets. The efficiency ratio increased from 56.04% at December 31, 2022 to 62.67% at December 31, 2023 due to the decline in revenue in 2023. For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Open positions and the cost of maintaining talent may increase salaries and employee benefit expenses, primarily salaries, incentives and group insurance, in 2024. Additionally, the Company's technology platforms continue to evolve and require periodic upgrades. Therefore, the Company continues to devote financial resources and personnel necessary to maintain and improve the information technology systems and platforms for optimal operational efficiency, customer convenience and compliance with applicable laws, regulations and regulatory guidance within a secure environment.  Although these costs are expected, the costs of software and software subscriptions continue to rise and our ability to attract and retain qualified information technology personnel during a historically tight labor market may require further investment and expenditures by the Company.

Provision for income taxes

The provision for income taxes decreased $3.4 million, or 62%, for the year ended December 31, 2023 compared to the same 2022 period due to tax credits from plug-in hybrid electric vehicles and lower income before taxes. The Company’s effective income tax rate approximated 10.1% in 2023 and 15.4% in 2022. The difference between the effective rate and the enacted statutory corporate rate of 21% is due mostly to the effect of tax-exempt income in relation to the level of pre-tax income. The decrease in the effective tax rate was primarily due to lower pre-tax income and the aforementioned tax credits. If the federal corporate tax rate is increased, the Company’s net deferred tax liabilities and deferred tax assets will be re-valued upon adoption of the new tax rate. A federal tax rate increase will increase net deferred tax assets with a corresponding decrease to provision for income taxes.

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

The following table presents, as of December 31, 2023, the Company’s significant determinable contractual obligations and significant commitments by payment date. The payment amounts represent those amounts contractually due to the recipient, excluding interest:

		Over one	Over three
	One year	year through	years through	Over
(dollars in thousands)	or less	three years	five years	five years	Total
Contractual obligations:
Certificates of deposit	$164,919	$44,836	$2,777	$434	$212,966
Secured borrowings	858	-	-	6,467	7,325
Short-term borrowings	117,000	-	-	-	117,000
Operating leases	631	1,183	1,215	9,273	12,302
Finance leases	243	455	421	162	1,281
Commitments:
Letters of credit	15,437	371	-	1,486	17,294
Loan commitments (1)	43,770	-	-	-	43,770
Total	$342,858	$46,845	$4,413	$17,822	$411,938

(1)

Available credit to borrowers in the amount of $313.4 million is excluded from the above table since, by its nature, the borrowers may not have the need for additional funding, and, therefore, the credit may or may not be disbursed by the Company.

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

Capital Resources

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors. Since the Company (on a consolidated basis) is currently considered a small bank holding company, it is not subject to regulatory capital requirements.

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

During the year ended December 31, 2023, total shareholders' equity increased $26.5 million, or 16%, due principally to $18.2 million in net income added into retained earnings. Capital was further enhanced by a $14.7 million after tax improvement in the net unrealized loss position in the Company’s investment portfolio, $1.6 million from the issuance of common stock through the DRP, $0.3 million from investments in the Company’s common stock via the Employee Stock Purchase Plan (ESPP) and $1.6 million from stock-based compensation expense from the ESPP and restricted stock. Partially offsetting these increases, there were $8.4 million of cash dividends declared on the Company’s common stock and a $1.3 million cumulative effect adjustment for adoption of ASU 2016-13. The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 46.1% and 25.7% for the years ended December 31, 2023 and 2022, respectively. The balance of earnings is retained to further strengthen the Company’s capital position. The Company’s sources (uses) of capital during the previous five years are indicated below:

		Cash	Other retained	Total	DRP	Issuance of	Changes in
	Net	dividends	earnings	earnings	and ESPP	common stock	AOCI and	Capital
(dollars in thousands)	income	declared	adjustments	retained	infusion	for acquisition	other changes	retained (utilized)
2023	$18,210	$(8,387)	$(1,326)	$8,497	$1,938	$-	$16,094	$26,529
2022	30,021	(7,709)	-	22,312	252	-	(71,343)	(48,779)
2021	24,008	(6,608)	-	17,400	270	35,056	(7,667)	45,059
2020	13,035	(5,378)	-	7,657	219	45,408	6,551	59,835
2019	11,576	(4,037)	(91)	7,448	175	-	5,655	13,278

As of December 31, 2023, the Company reported a net unrealized loss position of $56.5 million, net of tax, from the securities portfolio compared to a net unrealized loss of $71.2 million as of December 31, 2022. The $14.7 million improvement during 2023 was from the $12.9 million reduction in net unrealized losses on AFS securities, net of tax, and $1.8 million in amortization of net unrealized losses on HTM securities transferred from AFS, net of tax. Lower unrealized losses on all types of securities and the sale of securities in a loss position during 2023 contributed to the reduction in net unrealized losses in investment portfolio. Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.

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

To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans. The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants. During 2023, the Company re-issued treasury shares to fulfill the needs of the DRP. Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee. As of December 31, 2023, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the year ended December 31, 2023, the Company generated $82.9 million of cash. During the period, the Company’s operations provided approximately $29.7 million mostly from $66.2 million of net cash inflow from the components of net interest income partially offset by net non-interest expense/income related payments of $32.4 million and $2.6 million in quarterly estimated tax payments. Cash inflow from interest-earning assets, the sale of securities, short-term borrowings and loan payments were used to fund the loan portfolio, invest in bank premises and equipment and make net dividend payments. The Company received a large amount of public deposits over the past six years. The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities. Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs. As of December 31, 2023, the Company had $150.4 million in unpledged securities.

During January 2023, the Company sold $31.2 million in AFS securities to generate liquidity in order to pay down overnight borrowings which will result in interest expense savings. During November 2023, the Company sold certain available-for-sale securities with a carrying value of $35.6 million for a $6.5 million loss recognized in gain (loss) on sale of available-for-sale debt securities as a liquidity strategy to deleverage the reliance on short-term borrowings. The sale removes a 422 basis point negative spread and will incrementally improve net interest income, earnings per share and NIM every year starting in 2024. Management will continue to execute strategies to generate liquidity when it makes sense for the Company's operations.

During 2021 and 2022, the Company also experienced deposit inflow resulting from businesses and municipalities that received relief from the CARES Act, American Rescue Plan Act ("ARPA") and other government stimulus. There is uncertainty about the length of time that these deposits will remain which could require the Company to maintain elevated cash balances.  During 2023, the Company experienced an outflow of $66.6 million in ARPA funds, or approximately 68% of the balance of these funds from the end of 2022. As of December 31, 2023, the Company has approximately $30 million in remaining ARPA balances. The Company will continue to monitor deposit fluctuations for other significant changes.

As of December 31, 2023, the Company maintained $111.9 million in cash and cash equivalents and $345.5 million of investments AFS and loans HFS. Also as of December 31, 2023, the Company had approximately $656.8 million available borrowing capacity from the FHLB, $20.0 million from correspondent banks, $70.4 million from the FRB and $375.5 million from the IntraFi Network One-Way Buy program. The combined total of $1.6 billion represented 63% of total assets at December 31, 2023. Management believes this level of liquidity to be strong and adequate to support current operations.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO in gauging the effects of interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At December 31, 2023, the Company maintained a one-year cumulative gap of negative (liability sensitive) $185.5 million, or -7%, of total assets. The effect of this negative gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of rising interest rates. Conversely, in a decreasing interest rate environment, net interest income could be positively impacted because more liabilities than assets will re-price downward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at December 31, 2023:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$83,001	$-	$-	$28,948	$111,949
Investment securities (1)(2)	5,315	19,532	57,411	489,920	572,178
Loans and leases (2)	357,040	226,790	480,031	603,888	1,667,749
Fixed and other assets	-	54,572	-	96,711	151,283
Total assets	$445,356	$300,894	$537,442	$1,219,467	$2,503,159
Total cumulative assets	$445,356	$746,250	$1,283,692	$2,503,159

Non-interest-bearing transaction deposits (3)	$-	$53,668	$147,333	$335,142	$536,143
Interest-bearing transaction deposits (3)	690,044	-	287,708	431,561	1,409,313
Certificates of deposit	35,209	129,742	44,860	3,158	212,969
Secured borrowings	6,135	-	1,237	-	7,372
Short-term borrowings	117,000	-	-	-	117,000
Other liabilities	-	-	-	30,883	30,883
Total liabilities	$848,388	$183,410	$481,138	$800,744	$2,313,680
Total cumulative liabilities	$848,388	$1,031,798	$1,512,936	$2,313,680

Interest sensitivity gap	$(403,032)	$117,484	$56,304	$418,723
Cumulative gap	$(403,032)	$(285,548)	$(229,244)	$189,479

Off-balance sheet:
Swap - portfolio hedge	$100,000	$-	$(100,000)	$-
Cumulative gap	$(303,032)	$(185,548)	$(229,244)	$189,479

Cumulative gap to total assets	(12.1)%	(7.4)%	(9.2)%	7.6%

(1)	Includes restricted investments in bank stock and the net unrealized gains/losses on available-for-sale securities.
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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at December 31, 2023 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the December 31, 2023 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	(7.7)%	(3.5)%
Net income	(18.7)	(10.9)
Economic value at risk:
Economic value of equity	(23.1)	7.8
Economic value of equity as a percent of total assets	(2.1)	0.7

In the scenarios in the above table, the Board-approved policy has the following guidelines: net interest income within +/- 10%, net income within +/- 25%, economic value of equity within +/- 25%, economic value of equity as a percent of total assets within +/-5%.

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At December 31, 2023, the Company’s risk-based capital ratio was 14.67%.

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

The table below summarizes estimated changes in net interest income over a twelve-month period beginning January 1, 2024, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+300 basis points	$58,838	$(8,121)	(12.1)%
+200 basis points	61,799	(5,160)	(7.7)%
+100 basis points	64,661	(2,298)	(3.4)%
Flat rate	66,959	-	-%
-100 basis points	65,764	(1,195)	(1.8)%
-200 basis points	64,584	(2,375)	(3.5)%
-300 basis points	63,479	(3,480)	(5.2)%

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

Future Outlook

The Company is highly impacted by local economic factors that could influence the performance and strength of our loan portfolios and results of operations. Economic uncertainty continues due to inflationary pressures, fluctuating interest rates and global risks such as war, terrorism and geopolitical instability. A consensus of economists predicts falling short-term rates during the second half of 2024. Uncertainty surrounding the velocity and timing of rate decreases and the effect on the interest rate margin is the Company’s greatest interest rate risk. Earning-asset yields are expected to improve 10% throughout 2024 stemming from new loan originations but rates on interest-bearing liabilities are expected to rise to a similar extent. Jobs grew in December 2023 from a year earlier in the Scranton/Wilkes-Barre/Hazleton and Allentown/Bethlehem/Easton metropolitan statistical areas. We believe expanding our market area gives us opportunity for growth and we will continue to monitor the economic climate in our region, scrutinize growth prospects and proactively observe existing credits for early warning signs of risk deterioration.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fidelity D & D Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Fidelity D & D Bancorp, Inc. and subsidiary (the Company) as of December 31, 2023, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the year ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January, 1, 2023 upon the adoption of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (ASC 326).

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Collectively Evaluated Loans

As described in Notes 1 and 5 to the financial statements, the Company has recorded an allowance for credit losses (“ACL”) in the amount of $18.8 million as of December 31, 2023, representing management’s estimate of credit losses over the remaining expected life of the Company’s loan portfolio as of that date.  Upon adoption of ASC 326 on January 1, 2023, the Company recorded a cumulative effect adjustment to decrease opening retained earnings and increase the ACL by $1.7 million, net of related deferred income tax effects. Management determined these amounts, and corresponding provision for credit loss expense during the year ended December 31, 2023, pursuant to the application of ASC 326.

The Company’s methodology to determine its ACL incorporates the use of third-party software to arrive at an expected life-of-loan loss amount that incorporates either discounted cash flow or weighted average remaining life methodologies for the Company’s various loan segments.  Both of these approaches use both industry-based and Company specific loss history and Company specific prepayment rates that are adjusted based on various current and forecasted economic factors including, as relevant, home price indices, gross domestic product forecasts and national and local unemployment rates which incorporate reasonable and supportable forecasts.  The results of these calculations are then qualitatively adjusted by management based on portfolio specific attributes including changes in lending policies and procedures, changes in other economic conditions, changes in the nature and volume of loans, changes in experience of lending personnel, changes in credit quality and loan review results, changes in underlying collateral values, the existence of credit concentrations, and other portfolio relevant information including legal and regulatory changes. We determined that performing procedures relating to these components of the Company’s methodology is a critical audit matter.

The principal considerations for our determination are (i) the application of significant judgment and estimation on the part of management, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence obtained, and (ii) significant audit effort was necessary in evaluating management’s methodology, significant assumptions and calculations.

How the Critical Audit Matter was addressed in the Audit

Following are some of the primary procedures we performed to address this critical audit matter.  We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL, including controls over the:

●	Methodologies used to calculate the estimate
●	External model validation of the third-party model for appropriateness of model usage along with recalculation of model results
●	Completeness and accuracy of loan data
●	Evaluation of model assumptions including economic forecasts and loss-given default rates
●	Development of qualitative adjustments to model results

Addressing the above matters involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  These procedures also included, among others, reviewing the Company’s model validation ensuring appropriate recalculation of the models used along with management’s review of model validation results, testing various assumptions used in the calculation, testing management’s process for determining the qualitative reserve component, evaluating the appropriateness of management’s methodology relating to the qualitative reserve component and testing the completeness and accuracy of data utilized by management.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 20, 2024

We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fidelity D & D Bancorp, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Fidelity D & D Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor from 2015 to 2023.

Blue Bell, Pennsylvania

March 20, 2023

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets

	As of December 31,
(dollars in thousands)	2023	2022
Assets:
Cash and due from banks	$28,949	$3,542
Interest-bearing deposits with financial institutions	83,000	25,549
Total cash and cash equivalents	111,949	29,091
Available-for-sale securities	344,040	420,862
Held-to-maturity securities (fair value of $197,176 in 2023; $187,280 in 2022)	224,233	222,744
Restricted investments in bank stock	3,905	5,268
Loans and leases, net (allowance for credit losses of $18,806 in 2023; $17,149 in 2022)	1,666,292	1,547,025
Loans held-for-sale (fair value $1,483 in 2023; $1,660 in 2022)	1,457	1,637
Foreclosed assets held-for-sale	1	168
Bank premises and equipment, net	34,232	31,307
Leased property under finance leases, net	1,173	1,089
Right-of-use assets	7,771	8,642
Cash surrender value of bank owned life insurance	54,572	54,035
Accrued interest receivable	9,092	8,487
Goodwill	19,628	19,628
Core deposit intangible, net	1,184	1,540
Other assets	23,630	26,849
Total assets	$2,503,159	$2,378,372
Liabilities:
Deposits:
Interest-bearing	$1,622,282	$1,564,305
Non-interest-bearing	536,143	602,608
Total deposits	2,158,425	2,166,913
Allowance for credit losses on off-balance sheet credit exposures	944	49
Finance lease obligation	1,201	1,110
Operating lease liabilities	8,549	9,357
Short-term borrowings	117,000	12,940
Secured borrowings	7,372	7,619
Accrued interest payable and other liabilities	20,189	17,434
Total liabilities	2,313,680	2,215,422

Commitments and contingencies (Notes 13 and 17)

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 5,703,636 at December 31, 2023; and 5,630,794 at December 31, 2022)	117,695	115,611
Retained earnings	128,251	119,754
Accumulated other comprehensive loss	(56,467)	(71,152)
Treasury stock, at cost (38 shares at December 31, 2023 and 32,663 shares at December 31, 2022)	-	(1,263)
Total shareholders' equity	189,479	162,950
Total liabilities and shareholders' equity	$2,503,159	$2,378,372

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income

	Years Ended December 31,
(dollars in thousands except per share data)	2023	2022
Interest income:
Loans and leases:
Taxable	$77,392	$62,110
Nontaxable	3,237	1,910
Interest-bearing deposits with financial institutions	456	886
Restricted investments in bank stock	309	184
Investment securities:
U.S. government agency and corporations	5,973	6,321
States and political subdivisions (nontaxable)	4,690	5,466
States and political subdivisions (taxable)	1,778	1,795
Total interest income	93,835	78,672
Interest expense:
Deposits	28,945	6,144
Secured borrowings	475	209
Other short-term borrowings	2,368	45
Total interest expense	31,788	6,398
Net interest income	62,047	72,274
Provision for credit losses on loans	1,491	2,100
Net benefit for credit losses on unfunded loan commitments	(165)	(13)
Net interest income after provision for credit losses	60,721	70,187
Other income:
Service charges on deposit accounts	3,996	3,475
Interchange fees	4,769	4,532
Service charges on loans	1,023	1,316
Fees from trust fiduciary activities	3,003	2,481
Fees from financial services	941	955
Fees and other revenue	2,060	1,161
Earnings on bank-owned life insurance	1,325	1,290
Gain (loss) on write-down, sale or disposal of:
Loans	972	1,623
Available-for-sale debt securities	(6,468)	4
Premises and equipment	(216)	(195)
Total other income	11,405	16,642
Other expenses:
Salaries and employee benefits	25,642	26,977
Premises and equipment	8,787	7,624
Data processing and communication	2,776	2,635
Advertising and marketing	3,171	3,381
Professional services	3,822	3,441
Automated transaction processing	1,758	1,557
Office supplies and postage	716	682
PA shares tax	126	716
Loan collection	85	248
Other real estate owned	4	15
FDIC assessment	1,124	694
Other	3,859	3,391
Total other expenses	51,870	51,361
Income before income taxes	20,256	35,468
Provision for income taxes	2,046	5,447
Net income	$18,210	$30,021
Per share data:
Net income - basic	$3.21	$5.32
Net income - diluted	$3.19	$5.29
Dividends	$1.46	$1.35

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income
	Years Ended December 31,
(dollars in thousands)	2023	2022

Net income	$18,210	$30,021

Other comprehensive gain (loss), before tax:
Unrealized holding gain (loss) on available-for-sale debt securities	9,816	(68,102)
Reclassification adjustment for net losses (gains) realized in income	6,468	(4)
Reclassification of unrealized loss on securities transferred from available-for-sale to held-to-maturity	-	(23,882)
Amortization of unrealized loss on held-to-maturity securities	2,305	1,695
Net unrealized gain (loss)	18,589	(90,293)
Tax effect	(3,904)	18,962
Unrealized gain (loss), net of tax	14,685	(71,331)
Other comprehensive income (loss), net of tax	14,685	(71,331)
Total comprehensive income (loss), net of tax	$32,895	$(41,310)

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity

For the years ended December 31, 2023, 2022 and 2021

				Accumulated
				other
	Capital stock		Retained	comprehensive	Treasury
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Stock	Total

Balance, December 31, 2021	5,645,687	$114,108	$97,442	$179	$-	$211,729
Net income			30,021			30,021
Other comprehensive loss				(71,331)		(71,331)
Issuance of common stock through Employee Stock Purchase Plan	4,891	252				252
Forfeited restricted dividend reinvestment shares	(109)					-
Issuance of common stock from vested restricted share grants through stock compensation plans	11,699					-
Issuance of common stock through exercise of SSARs	1,180					-
Stock-based compensation expense		1,271				1,271
Common stock repurchased	(32,554)				(1,263)	(1,263)
Repurchase of shares to cover withholdings		(20)				(20)
Cash dividends declared			(7,709)			(7,709)
Balance, December 31, 2022	5,630,794	$115,611	$119,754	$(71,152)	$(1,263)	$162,950
Cumulative-effect adjustment for adoption of ASU 2016-13			(1,326)			(1,326)
Net income			18,210			18,210
Other comprehensive income				14,685		14,685
Issuance of common stock through Employee Stock Purchase Plan	7,294	302				302
Re-issuance of common stock through Dividend Reinvestment Plan	34,054	305			1,331	1,636
Forfeited restricted dividend reinvestment shares	(43)					-
Issuance of common stock from vested restricted share grants through stock compensation plans	24,481					-
Issuance of common stock through exercise of SSARs	8,442					-
Stock-based compensation expense		1,648				1,648
Repurchase of shares to cover withholdings	(1,386)	(171)			(68)	(239)
Cash dividends declared			(8,387)			(8,387)
Balance, December 31, 2023	5,703,636	$117,695	$128,251	$(56,467)	$-	$189,479

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Years Ended December 31,
(dollars in thousands)	2023	2022

Cash flows from operating activities:
Net income	$18,210	$30,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	5,703	5,255
Provision for credit losses on loans	1,491	2,100
Net benefit for credit losses on unfunded loan commitments	(165)	(13)
Deferred income tax (benefit) expense	(593)	1,835
Stock-based compensation expense	1,648	1,271
Excess tax benefit from exercise of SSARs	104	12
Proceeds from sale of loans held-for-sale	52,281	79,401
Originations of loans held-for-sale	(53,775)	(67,476)
Earnings from bank-owned life insurance	(1,325)	(1,290)
Gain from bank-owned life insurance claim	(142)	-
Net gain from sales of loans	(972)	(1,623)
Net loss (gain) from sales of investment securities	6,468	(4)
Net gain from sale and write-down of foreclosed assets held-for-sale	(2)	(19)
Net loss from write-down and disposal of bank premises and equipment	216	195
Operating lease payments	64	93
Change in:
Accrued interest receivable	(604)	(961)
Other assets	493	(924)
Accrued interest payable and other liabilities	592	1,554
Net cash provided by operating activities	29,692	49,427

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	60,338	1,691
Proceeds from maturities, calls and principal pay-downs	24,973	40,749
Purchases	-	(42,087)
Decrease (increase) in restricted investments in bank stock	1,363	(2,061)
Net increase in loans and leases	(122,032)	(116,055)
Principal portion of lease payments received under direct finance leases	5,260	5,733
Purchases of bank premises and equipment	(6,954)	(5,514)
Proceeds from death benefits received on bank-owned life insurance	931	-
Proceeds from sale of bank premises and equipment	844	1,095
Proceeds from sale of foreclosed assets held-for-sale	2	1,061
Net cash used in investing activities	(35,275)	(115,388)

Cash flows from financing activities:
Net decrease in deposits	(8,461)	(2,916)
Net increase in other borrowings	103,818	10,063
Repayment of finance lease obligation	(229)	(232)
Purchase of treasury stock	-	(1,263)
Proceeds from employee stock purchase plan participants	302	252
Repurchase of shares to cover withholdings	(239)	(20)
Dividends paid, net of dividends reinvested	(6,750)	(7,709)
Net cash provided by (used in) financing activities	88,441	(1,825)
Net increase (decrease) in cash and cash equivalents	82,858	(67,786)
Cash and cash equivalents, beginning	29,091	96,877

Cash and cash equivalents, ending	$111,949	$29,091

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
(dollars in thousands)	2023	2022
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$29,194	$6,105
Income tax	2,550	3,050
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized losses on available-for-sale securities	16,284	(68,106)
Transfers of securities from available-for-sale to held-to-maturity	-	245,536
Unrealized losses on securities transferred from available-for-sale to held-to-maturity	-	(23,882)
Cumulative-effect adjustment for adoption of ASU 2016-13	(1,326)	-
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity	2,305	1,695
Transfers from/(to) loans to/(from) foreclosed assets held-for-sale	(168)	776
Transfers to loans from loans held-for-sale, net	1,967	17,907
Transfers from premises and equipment to other assets held-for-sale	-	1,184
Right-of-use asset	(81)	141
Lease liability	(81)	141

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on loans, the valuation of investment securities, the determination and the amount of impairment in the securities portfolios, and the related realization of the deferred tax assets related to the allowance for credit losses on loans, credit losses on and valuations of investment securities.

In connection with the determination of the allowance for credit losses on loans, management generally obtains independent appraisals for individually evaluated loans, along with discounted cash flow and weighted average remaining maturity models adjusted for qualitative factors for collectively evaluated loans. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in economic conditions and reasonable and supportable forecasts. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Company to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near-term. However, the amount of the change that is reasonably possible cannot be estimated.

The Company’s investment securities are comprised of a variety of financial instruments. The fair values of the securities are subject to various risks including changes in the interest rate environment and general economic conditions including illiquid conditions in the capital markets. Due to the increased level of these risks and their potential impact on the fair values of the securities, it is possible that the amounts reported in the accompanying financial statements could materially change in the near-term. If credit losses exist, a contra-asset is recorded on the consolidated balance sheet, limited by the amount that fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax.

RECLASSIFICATION

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to current year presentation.

SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

The Company originates commercial, consumer, and mortgage loans to customers primarily located in Lackawanna, Luzerne and Northampton Counties of Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic sector in which the Company operates. The loan portfolio does not have any significant concentrations from one industry or customer.

HELD-TO-MATURITY SECURITIES

Debt securities, for which the Company has the positive intent and ability to hold to maturity, are reported at amortized cost. Premiums and discounts are amortized or accreted, as a component of interest income over the life of the related security (or earlier call date for premiums) as an adjustment to yield using the interest method. The Company had held-to-maturity securities with balances of $224.2 million and $222.7 million at  December 31, 2023 and 2022, respectively.

TRADING SECURITIES

Debt securities held principally for resale in the near-term, or trading securities, are recorded at their fair values. Unrealized gains and losses are included in other income. The Company did not have investment securities held for trading purposes during 2023 or 2022.

AVAILABLE-FOR-SALE SECURITIES

Available-for-sale (AFS) securities consist of debt securities classified as neither held-to-maturity nor trading and are reported at fair value. Premiums and discounts are amortized or accreted as a component of interest income over the life of the related security (or earlier call date for premiums) as an adjustment to yield using the interest method. Unrealized holding gains and losses on AFS securities are reported as a separate component of shareholders’ equity, net of deferred income taxes, until realized. The net unrealized holding gains and losses are a component of accumulated other comprehensive income. Gains and losses from sales of securities AFS are determined using the specific identification method.

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

LOANS

Originated loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at face value, net of unamortized loan fees and costs and the allowance for credit losses. Interest on residential real estate loans is recorded based on principal pay downs on an actual days basis. Commercial loan interest is accrued on the principal balance on an actual days basis. Interest on consumer loans is determined using the simple interest method.

Acquired loans classified as Purchase Credit Impaired (PCI) loans prior to the effective date of Accounting Standard Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (CECL), which was adopted by the Company on January 1, 2023, were classified as Purchase Credit Deteriorated (PCD) loans as of the effective date. For all loans designated as PCD loans as of the effective date, the Company was required to gross up the balance sheet amount of the financial asset by the amount of its allowance for expected credit losses as of the effective date. Subsequent changes in the allowances for credit losses on PCD loans will be recognized by charges or credits to earnings. The Company will continue to accrete the noncredit discount or premium to interest income based on the effective interest rate on the PCD loans determined after the gross-up for the CECL allowance at adoption.

CECL introduced the concept of PCD financial loans, which replaces PCI loans under previous U.S. GAAP. For PCD loans, the new accounting standard requires institutions to estimate and record an allowance for credit losses for these loans at the time of purchase. This allowance is then added to the purchase price to establish the initial amortized cost basis of the PCD loans, rather than being reported as a credit loss expense. In contrast, for purchased loans within the scope of CECL that are not PCD loans, an institution is required to measure expected credit losses by a charge to the provision for credit losses (expense) in the period the non-PCD loans are acquired.

In addition, the definition of PCD loans is broader than the definition of PCI loans in previous accounting standards. CECL defines "purchased financial assets with credit deterioration" as "acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by an acquirer's assessment.”

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

Commitments to sell one-to-four family residential mortgage loans are made primarily during the period between the intent to proceed and the closing of the mortgage loan. The timing of making these sale commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sales commitments are made on a best-efforts basis whereby the Company is only obligated to sell the mortgage if the mortgage loan is approved and closed by the Company. Commitments to fund mortgage loans (rate lock commitments) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in gains or losses on sales of loans. The fair value of these derivative instruments was not significant at December 31, 2023 and 2022.

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

DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are recognized as assets and liabilities on the consolidated balance sheets, measured at fair value and recorded in other assets and accrued interest payable and other liabilities.

Interest Rate Swap Agreements

For asset/liability management purposes, the Company uses interest rate swap agreements to manage risk to the Company associated with interest rate movements. Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. These swap agreements are derivative instruments and generally convert a portion of the Company’s fixed rate investment securities to an adjustable rate (fair value hedge) and convert a portion of customers' variable rate loans to fixed rate (no hedge designation).

The gain or loss on a derivative designated and qualifying as a fair value hedging instrument, as well as the offsetting gain or loss on the hedged item attributable to the risk being hedged, is recognized currently in earnings in the same accounting period.

Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Those derivative financial instruments that do not meet specified hedging criteria would be recorded at fair value.

Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

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

ALLOWANCE FOR CREDIT LOSSES

Allowance for Credit Losses on Loans

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

If the individually evaluated asset is determined to not be collateral dependent, the ACL is measured based on the expected cash flows. This measurement is based on the amount and timing of cash flows; the effective interest rate (EIR) is used to discount the cash flows; and the basis for the determination of cash flows, including consideration of past events, current conditions, and reasonable and supportable forecasts about the future. These cash flows are discounted back by the EIR and compared to the amortized cost basis of the asset. If the present value of cash flows is less than the amortized cost, an ACL is recorded. When the present value of cash flows is equal to or greater than the amortized cost, no ACL is recorded.

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

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

Prior to January 1, 2023

As further noted in Note 18, "Recent Accounting Pronouncements", on January 1, 2023, the company adopted ASU 2016-13 (Topic 326), which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (or CECL) methodology.

Prior to the adoption of ASC 326, the allowance represented an amount which, in management’s judgment, would be adequate to absorb losses on existing loans. Management’s judgment in determining the adequacy of the allowance was based on evaluations of the collectability of the loans. These evaluations took into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, collateral value, overall portfolio quality and review of specific loans for impairment. Management applied two primary components during the estimation process to determine proper allowance levels; a specific loan loss allocation for loans that were deemed impaired and a general loan loss allocation for those loans not specifically allocated based on historical charge-off history and qualitative factor adjustments for trends or changes in the loan portfolio and economic factors. Delinquencies, changes in lending policies and local economic conditions were some of the items used for the qualitative factor adjustments.

A loan was considered impaired when, based on current information and events, it was probable that the Company would be unable to collect the scheduled payments in accordance with the contractual terms of the loan. Factors considered in determining impairment included payment status, collateral value and the probability of collecting payments when due. The significance of payment delays and/or shortfalls was determined on a case-by-case basis. All circumstances surrounding the loan were taken into account. Such factors included the length of the delinquency, the underlying reasons and the borrower’s prior payment record. Impairment was measured on these loans on a loan-by-loan basis. Impaired loans included non-accrual loans, TDRs and other loans deemed to be impaired based on the aforementioned factors.

Acquired loans were marked to fair value on the date of acquisition and were evaluated on a quarterly basis to ensure the necessary purchase accounting updates were made in parallel with the allowance for loan loss calculation. The carryover of allowance for loan losses related to acquired loans was prohibited as any credit losses in the loans were included in the determination of the fair value of the loans at the acquisition date. The allowance for loan losses on acquired loans reflected only those losses incurred after acquisition and represented the present value of cash flows expected at acquisition that was no longer expected to be collected. In conjunction with the quarterly evaluation of the adequacy of the allowance for loan losses, the Company performed an analysis on acquired loans to determine whether or not there had been subsequent deterioration in relation to these loans. If deterioration had occurred, the Company would include these loans in the calculation of the allowance for loan losses after the initial valuation and provide accordingly.

For acquired ASC 310-30 loans, the Company continued to estimate cash flows expected to be collected. Subsequent decreases to the expected cash flows required the Company to evaluate the need for an additional allowance for loan losses. Subsequent improvement in expected cash flows would have resulted in the reversal of a corresponding amount of the non accretable discount which would be reclassified as an accretable discount that will be recognized in interest income over the remaining life of the loan.

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

ACCRUED INTEREST RECEIVABLE

The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collections of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

Accrued interest receivable is presented separately on the consolidated balance sheets.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill is recorded on the consolidated balance sheets as the excess of liabilities assumed over identifiable assets acquired on the acquisition date. Goodwill is recorded at its net carrying value. The goodwill is not deductible for tax purposes.

Goodwill is reviewed for impairment annually as of November 30 and between annual tests when events and circumstances indicate that impairment may have occurred. Goodwill impairment exists when the carrying amount of a reporting unit exceeds its fair value. A qualitative test can be performed to determine whether it is more likely than not that the fair value of the Company is less than its carrying amount, including goodwill. In this qualitative assessment, the Company evaluates events and circumstances which include general banking industry conditions and trends, the overall financial performance of the Company, the performance of the Company’s common stock and key financial performance metrics of the Company. If the qualitative review indicates that it is not more likely than not that the carrying value exceeds its fair value, no further evaluation needs to be performed. If the results of the qualitative review indicate it is more likely than not that the fair value is less than the carrying value, then the Company performs a quantitative impairment test. During 2023, the Company determined it is not more likely than not that the fair value exceeds its carrying value therefore no quantitative analysis was necessary.

Other acquired intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives and subject to periodic impairment testing.

STOCK PLANS

The Company accounts for stock-based compensation plans under the recognition and measurement accounting principles, which requires the cost of share-based payment transactions be recognized in the financial statements. The stock-based compensation accounting guidance requires that compensation cost for stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. Compensation cost is recognized on a straight-line basis over the requisite service period. When granting stock-settled stock appreciation rights (SSARs), the Company uses Black-Scholes-Merton valuation model to determine fair value on the date of grant.

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

The benefit of a tax position is recognized on the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. For tax positions not meeting the more likely than not threshold, no tax benefit is recorded. Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company had no material unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2023 and 2022, respectively.

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

The Company is required by the Federal Reserve Bank to maintain average reserve balances based on a percentage of deposits. There were no reserve requirements on December 31, 2023 and 2022.

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

The following tables illustrate the changes in accumulated other comprehensive income by component and the details about the components of accumulated other comprehensive income as of and for the periods indicated:

As of and for the year ended December 31, 2023
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(53,624)	$(17,528)	$(71,152)

Other comprehensive income before reclassifications, net of tax	7,754	-	7,754
Amounts reclassified from accumulated other comprehensive income, net of tax	5,110	1,821	6,931
Net current-period other comprehensive income	12,864	1,821	14,685
Ending balance	$(40,760)	$(15,707)	$(56,467)

As of and for the year ended December 31, 2022
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$179	$-	$179

Other comprehensive loss before reclassifications, net of tax	(53,800)	(18,867)	(72,667)
Amounts reclassified from accumulated other comprehensive income, net of tax	(3)	1,339	1,336
Net current-period other comprehensive loss	(53,803)	(17,528)	(71,331)
Ending balance	$(53,624)	$(17,528)	$(71,152)

Details about accumulated other	Amount reclassified from accumulated		Affected line item in the statement
comprehensive income components	other comprehensive income		where net income is presented
(dollars in thousands)	2023	2022

Unrealized (losses) gains on AFS debt securities	$(6,468)	$4	Gain (loss) on sale of investment securities
Amortization of unrealized loss on held-to-maturity securities	(2,305)	(1,695)	Interest income on investment securities
Total reclassifications for the period	(8,773)	(1,691)	Income before income taxes
Income tax effect	1,842	355	Provision for income taxes
Total reclassifications for the period	$(6,931)	$(1,336)	Net income

4.	INVESTMENT SECURITIES

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

The Company did not record any allowance for credit losses on its available-for-sale or held-to-maturity securities. The Company excludes accrued interest receivable from the amortized cost basis of investment securities disclosed throughout this footnote. As of December 31, 2023 and 2022, accrued interest receivable for investment securities totaled $3.4 million and $4.0 million, respectively, and is included in accrued interest receivable line in the consolidated balance sheets. Amortized cost and fair value of investment securities as of the period indicated are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2023
Held-to-maturity securities:
Agency - GSE	$81,382	$-	$(7,561)	$73,821
Obligations of states and political subdivisions	142,851	-	(19,496)	123,355

Total held-to-maturity securities	$224,233	$-	$(27,057)	$197,176

Available-for-sale debt securities:
Agency - GSE	$31,178	$-	$(3,633)	$27,545
Obligations of states and political subdivisions	138,217	1	(15,421)	122,797
MBS - GSE residential	226,240	-	(32,542)	193,698

Total available-for-sale debt securities	$395,635	$1	$(51,596)	$344,040

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2022
Held-to-maturity securities:
Agency - GSE	$80,306	$-	$(9,243)	$71,063
Obligations of states and political subdivisions	142,438	-	(26,221)	116,217

Total held-to-maturity securities	$222,744	$-	$(35,464)	$187,280

Available-for-sale debt securities:
Agency - GSE	$36,076	$-	$(4,543)	$31,533
Obligations of states and political subdivisions	197,935	501	(26,542)	171,894
MBS - GSE residential	254,730	-	(37,295)	217,435

Total available-for-sale debt securities	$488,741	$501	$(68,380)	$420,862

Some of the Company’s debt securities are pledged to secure trust funds, public deposits, short-term borrowings, FHLB advances, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law.

The amortized cost and fair value of debt securities at December 31, 2023 by contractual maturity are shown below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
Due in one year or less	$-	$-
Due after one year through five years	24,517	22,985
Due after five years through ten years	75,811	67,550
Due after ten years	123,905	106,641
Total held-to-maturity securities	$224,233	$197,176

Available-for-sale securities:
Debt securities:
Due in one year or less	$750	$751
Due after one year through five years	26,607	24,238
Due after five years through ten years	30,766	26,343
Due after ten years	110,191	99,010

MBS - GSE residential	226,240	193,698
Total available-for-sale debt securities	$394,554	$344,040

There was a $1.1 million increase to the carrying value of municipal AFS securities resulting from the interest rate swap that was not included in the maturity table above.

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

Securities pledged at December 31, 2023 had a carrying amount of $424.0 million and were pledged to secure public deposits, trust client deposits, borrowings and derivative instruments.

Gross realized gains and losses from sales, determined using specific identification, for the periods indicated were as follows:

	December 31,
(dollars in thousands)	2023	2022

Gross realized gain	$533	$18
Gross realized loss	(7,001)	(14)

Net gain	$(6,468)	$4

The following table presents the fair value and gross unrealized losses of investments aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of the period indicated:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

December 31, 2023
Agency - GSE	$-	$-	$101,366	$(11,194)	$101,366	$(11,194)
Obligations of states and political subdivisions	781	(22)	244,224	(33,814)	245,005	(33,836)
MBS - GSE residential	-	-	193,698	(31,462)	193,698	(31,462)
Total	$781	$(22)	$539,288	$(76,470)	$540,069	$(76,492)
Number of securities	2		414		416

December 31, 2022
Agency - GSE	$9,285	$(377)	$93,312	$(13,409)	$102,597	$(13,786)
Obligations of states and political subdivisions	170,484	(26,928)	112,353	(25,835)	282,837	(52,763)
MBS - GSE residential	61,803	(6,018)	155,632	(31,277)	217,435	(37,295)
Total	$241,572	$(33,323)	$361,297	$(70,521)	$602,869	$(103,844)
Number of securities	272		213		485

There was a $2.2 million increase to the carrying value of AFS securities resulting from the interest rate swap that increased the unrealized loss position at December 31, 2023 that was not included in the table above.

The Company had 416 debt securities in an unrealized loss position at  December 31, 2023, including 46 agency-GSE securities, 135 MBS – GSE residential securities and 235 municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at December 31, 2023: 9.94% for agency - GSE, 13.97% for total MBS-GSE residential; and 12.13% for municipals. Management has no intent to sell any securities in an unrealized loss position as of December 31, 2023.

The Company reassessed classification of certain investments and effective April 1, 2022, the Company transferred agency and municipal investment securities with a book value of $245.5 million from available-for-sale to held-to-maturity. The securities were transferred at their fair value. The market value of the securities on the date of the transfer was $221.7 million, after netting unrealized losses totaling $18.9 million. The $18.9 million, net of deferred taxes, will be accreted into other comprehensive income over the life of the bonds. The allowance for credit losses on these securities was evaluated under the accounting policy for HTM debt securities.

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

For all debt securities, as of December 31, 2023, the Company applied the criteria provided in the recognition and presentation guidance related to credit losses on debt securities. That is, management has no intent to sell the securities and nor any conditions were identified by management that, more likely than not, would require the Company to sell the securities before recovery of their amortized cost basis. The results indicated there was no presence of credit losses in the Company’s security portfolio. In addition, management believes the change in fair value is attributable to changes in interest rates.

5.	LOANS AND LEASES

The classifications of loans and leases at December 31, 2023 and 2022 are summarized as follows:

(dollars in thousands)	December 31, 2023	December 31, 2022
Commercial and industrial:
Commercial	$152,640	$141,122
Municipal	94,724	72,996
Commercial real estate:
Non-owner occupied	311,565	318,296
Owner occupied	304,399	284,677
Construction	39,823	24,005
Consumer:
Home equity installment	56,640	59,118
Home equity line of credit	52,348	52,568
Auto loans - Recourse	10,756	12,929
Auto loans - Non-recourse	112,595	114,909
Direct finance leases	33,601	33,223
Other	16,500	11,709
Residential:
Real estate	465,010	398,136
Construction	36,536	42,232
Total	1,687,137	1,565,920
Less:
Allowance for credit losses on loans	(18,806)	(17,149)
Unearned lease revenue	(2,039)	(1,746)
Loans and leases, net	$1,666,292	$1,547,025

Total unamortized net costs and premiums included in loan totals were as follows:

(dollars in thousands)	December 31, 2023	December 31, 2022
Net unamortized fair value mark discount on acquired loans	$(6,468)	$(9,064)
Net unamortized deferred loan origination costs	4,930	4,630
Total	$(1,538)	$(4,434)

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

The Company excludes accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of December 31, 2023 and 2022, accrued interest receivable for loans totaled $5.7 million and $4.5 million, respectively, and is included in accrued interest receivable line in the consolidated balance sheets and is excluded from the estimate of credit losses.

Direct finance leases include the lease receivable and the guaranteed lease residual. Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease. Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The approximate unpaid principal balance of mortgages serviced for others amounted to $477.7 million as of December 31, 2023 and $465.7 million as of December 31, 2022. Mortgage servicing rights amounted to $1.5 million and $1.6 million as of December 31, 2023 and 2022, respectively.

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

Non-accrual loans

Non-accrual loans and loans past due over 89 days still accruing, segregated by class, at December 31, 2023, were as follows:

(dollars in thousands)	Non-accrual With No Allowance for Credit Loss	Non-accrual With an Allowance for Credit Loss	Total Non-accrual	Loans Past Due Over 89 Days Still Accruing
At December 31, 2023
Commercial and industrial:
Commercial	$39	$16	$55	$-
Municipal	-	-	-	-
Commercial real estate:
Non-owner occupied	252	-	252	-
Owner occupied	2,040	210	2,250	-
Consumer:
Home equity installment	70	-	70	-
Home equity line of credit	297	67	364	-
Auto loans - Recourse	-	-	-	-
Auto loans - Non-recourse	32	7	39	-
Direct finance leases	-	-	-	14
Other	-	-	-	-
Residential:
Real estate	278	-	278	-
Total	$3,008	$300	$3,308	$14

Non-accrual loans, segregated by class, at December 31, 2022 were as follows:

(dollars in thousands)	December 31, 2022
Commercial and industrial	$719
Commercial real estate:
Non-owner occupied	383
Owner occupied	1,066
Consumer:
Home equity line of credit	211
Auto loans	153
Residential:
Real estate	3
Total	$2,535

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

The following table presents the amortized cost basis of loans at  December 31, 2023 that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Loans modified for the twelve months ended:
(dollars in thousands)	December 31, 2023
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Commercial and industrial:
Commercial	$-	$40	$-	$-	$-	$-	0.03%
Commercial real estate:
Non-owner occupied	-	-	915	3,068	-	-	1.28%
Owner occupied	-	1,539	125	-	-	-	0.55%
Total	$-	$1,579	$1,040	$3,068	$-	$-

The Company has not committed to lend additional amounts to the borrowers included in the previous table.

Loans modified to borrowers experiencing financial difficulty are closely monitored to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

(dollars in thousands)	December 31, 2023
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due

Commercial and industrial:
Commercial	$40	$-	$-	$-	$-
Commercial real estate:
Non-owner occupied	3,918	-	65	-	65
Owner occupied	1,664	-	-	-	-
Total	$5,622	$-	$65	$-	$65

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the twelve months ended December 31, 2023:

(dollars in thousands)	December 31, 2023
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Months)

Commercial real estate:
Non-owner occupied	$-	6.13%	8.8
Owner occupied	-	-	74.0

The following table provides the amortized cost basis of financing receivables that had a payment default during the twelve months ended December 31, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty:

Loans modified within the previous twelve months that subsequently defaulted:
(dollars in thousands)	December 31, 2023
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction

Commercial real estate:
Non-owner occupied	$-	$-	$65	$-
Total	$-	$-	$65	$-

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

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2023	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial:
Commercial	$77	16	55	$148	$152,492	$152,640		$-
Municipal	-	-	-	-	94,724	94,724
Commercial real estate:
Non-owner occupied	85	65	252	402	311,163	311,565		-
Owner occupied	1,875	104	2,250	4,229	300,170	304,399		-
Construction	-	-	-	-	39,823	39,823		-
Consumer:
Home equity installment	105	150	70	325	56,315	56,640		-
Home equity line of credit	60	92	364	516	51,832	52,348		-
Auto loans - Recourse	86	1	-	87	10,669	10,756		-
Auto loans - Non-recourse	417	48	39	504	112,091	112,595		-
Direct finance leases	548	-	14	562	31,000	31,562	(2)	14
Other	30	4	-	34	16,466	16,500		-
Residential:
Real estate	42	682	278	1,002	464,008	465,010		-
Construction	-	-	-	-	36,536	36,536		-
Total	$3,325	$1,162	$3,322	$7,809	$1,677,289	$1,685,098		$14

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $2.0 million. (3) Includes net deferred loan costs of $4.9 million.

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2022	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial
Commercial	$-	$-	$719	$719	$140,403	$141,122		$-
Municipal	-	-	-	-	72,996	72,996		-
Commercial real estate:
Non-owner occupied	-	-	383	383	317,913	318,296		-
Owner occupied	42	-	1,066	1,108	283,569	284,677		-
Construction	-	-	-	-	24,005	24,005		-
Consumer:
Home equity installment	239	-	-	239	58,879	59,118		-
Home equity line of credit	110	151	211	472	52,096	52,568		-
Auto loans - Recourse	152	115	11	278	12,651	12,929		-
Auto loans - Non-recourse	411	86	158	655	114,254	114,909		16
Direct finance leases	186	-	17	203	31,274	31,477	(2)	17
Other	12	7	-	19	11,690	11,709		-
Residential:
Real estate	-	327	3	330	397,806	398,136		-
Construction	-	-	-	-	42,232	42,232		-
Total	$1,152	$686	$2,568	$4,406	$1,559,768	$1,564,174		$33

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

In the table below, average recorded investment refers to the five quarter average of impaired loans preceding the reporting period.

	December 31, 2022
			Cash basis
	Average	Interest	interest
	recorded	income	income
(dollars in thousands)	investment	recognized	recognized

Commercial and industrial	$468	$-	$-
Commercial real estate:
Non-owner occupied	1,263	104	-
Owner occupied	2,279	125	-
Construction	-	-	-
Consumer:
Home equity installment	-	-	-
Home equity line of credit	153	7	-
Auto loans	162	5	-
Direct finance leases	-	-	-
Other	-	-	-
Residential:
Real estate	158	41	-
Construction	-	-	-
Total	$4,483	$282	$-

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

The following table presents loans including $4.9 million and $4.6 million of deferred costs, segregated by class and vintage, categorized into the appropriate credit quality indicator category as of December 31, 2023 and 2022, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

As of  December 31, 2023

(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk Rating
Pass	$30,328	$19,115	22,820	4,848	6,922	12,156	53,758	$-	$149,947
Special Mention	-	597	288	-	-	55	30	-	970
Substandard	-	-	16	20	53	324	1,310	-	1,723
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	$30,328	$19,712	$23,124	$4,868	$6,975	$12,535	$55,098	$-	$152,640
Commercial and industrial:
Current period gross write-offs	$-	$-	$300	$20	$-	$-	$-	$-	$320
Commercial and industrial - municipal
Risk Rating
Pass	$27,016	$13,933	$21,241	$13,137	$1,445	$17,952	$-	$-	$94,724
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial - municipal	$27,016	$13,933	$21,241	$13,137	$1,445	$17,952	$-	$-	$94,724
Commercial and industrial - municipal:
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied
Risk Rating
Pass	$34,103	$37,508	71,209	42,692	17,390	89,860	$6,779	$-	$299,541
Special Mention	-	-	1,044	304	-	1,375	-	-	2,723
Substandard	-	65	1,063	129	566	7,478	-	-	9,301
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	$34,103	$37,573	$73,316	$43,125	$17,956	$98,713	$6,779	$-	$311,565
Commercial real estate - non-owner occupied:
Current period gross write-offs	$-	$-	$-	$-	$-	$32	$-	$-	$32
Commercial real estate - owner occupied
Risk Rating
Pass	$29,429	59,132	47,240	29,377	24,636	84,423	9,731	$-	$283,968
Special Mention	-	199	554	-	-	-	125	-	878
Substandard		7,029	379	560	-	10,991	594	-	19,553
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	$29,429	$66,360	$48,173	$29,937	$24,636	$95,414	$10,450	$-	$304,399
Commercial real estate - owner occupied:
Current period gross write-offs	$-	$-	$-	$-	$-	$59	$-	$-	$59
Commercial real estate - construction
Risk Rating
Pass	$15,075	$17,358	$852	$-	$-	$3,739	$2,799	$-	$39,823
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - construction	$15,075	$17,358	$852	$-	$-	$3,739	$2,799	$-	$39,823
Commercial real estate - construction:
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

As of  December 31, 2023

(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Home equity installment
Payment performance
Performing	$8,581	$17,890	$9,487	$7,988	$3,832	$8,792	$-	$-	$56,570
Non-performing	-	-	-	-	-	70	-	-	70
Total home equity installment	$8,581	$17,890	$9,487	$7,988	$3,832	$8,862	$-	$-	$56,640
Home equity installment
Current period gross write-offs	$-	$-	$-	$-	$-	$26	$-	$-	$26
Home equity line of credit
Payment performance
Performing	$-	$-	$-	$-	$-	$-	$40,939	$11,045	$51,984
Non-performing	-	-	-	-	-	-	364	-	364
Total home equity line of credit	$-	$-	$-	$-	$-	$-	$41,303	$11,045	$52,348
Home equity line of credit
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Auto loans - recourse
Payment performance
Performing	$3,120	$1,957	$2,834	$1,926	$765	$154	$-	$-	$10,756
Non-performing	-	-	-	-	-	-	-	-	-
Total auto loans - recourse	$3,120	$1,957	$2,834	$1,926	$765	$154	$-	$-	$10,756
Auto loans - recourse
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Auto loans - non-recourse
Payment performance
Performing	$39,673	$42,059	$17,314	$8,162	$3,999	$1,349	$-	$-	$112,556
Non-performing	-	-	3	17	-	19	-	-	39
Total auto loans - non-recourse	$39,673	$42,059	$17,317	$8,179	$3,999	$1,368	$-	$-	$112,595
Auto loans - non-recourse
Current period gross write-offs	$3	$7	$105	$36	$15	$-	$-	$-	$166
Direct finance leases (1)
Payment performance
Performing	$11,569	$10,728	$7,508	$1,660	$83	$-	$-	$-	$31,548
Non-performing	-	-	14	-	-	-	-	-	14
Total direct finance leases	$11,569	$10,728	$7,522	$1,660	$83	$-	$-	$-	$31,562
Direct finance leases
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer - other
Payment performance
Performing	$8,127	$3,266	$1,963	$705	$368	$762	$1,309	$-	$16,500
Non-performing	-	-	-	-	-	-	-	-	-
Total consumer - other	$8,127	$3,266	$1,963	$705	$368	$762	$1,309	$-	$16,500
Consumer - other
Current period gross write-offs	$125	$77	$16	$7	$17	$29	$-	$-	$271
Residential real estate
Payment performance
Performing	$53,604	$80,516	$137,620	$51,710	$29,859	$111,423	$-	$-	$464,732
Non-performing	-	-	-	-	-	278	-	-	278
Total residential real estate	$53,604	$80,516	$137,620	$51,710	$29,859	$111,701	$-	$-	$465,010
Residential real estate
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential - construction
Payment performance
Performing	$10,733	$13,084	$9,267	$2,675	$343	$434	$-	$-	$36,536
Non-performing	-	-	-	-	-	-	-	-	-
Total residential - construction	$10,733	$13,084	$9,267	$2,675	$343	$434	$-	$-	$36,536
Residential - construction
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

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

Collateral dependent loans

Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and collateral dependent, financial loans where we have determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and we expect repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. The following table presents the individually evaluated, collateral dependent loans as of December 31, 2023:

(dollars in thousands)	Real Estate	Other	Total Collateral-Dependent Non-Accrual Loans
At December 31, 2023
Commercial and industrial:
Commercial	$-	$55	$55
Commercial real estate:
Non-owner occupied	252	-	252
Owner occupied	2,250	-	2,250
Consumer:
Home equity installment	70	-	70
Home equity line of credit	364	-	364
Auto loans - Non-recourse	-	39	39
Residential:
Real estate	278	-	278
Total	$3,214	$94	$3,308

Allowance for credit losses

Management continually evaluates the credit quality of the Company’s loan portfolio and performs a formal review of the adequacy of the allowance for credit losses (ACL) on a quarterly basis. The allowance reflects management’s best estimate of the amount of credit losses in the loan portfolio. For more information on the information management used in developing its current estimate of expected credit losses and management's methodology for developing its ACL, refer to Note 1, "Nature of Operations and Summary of Significant Accounting Policies."

Information related to the change in the allowance and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the year ended December 31, 2023
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,924	$7,162	$2,827		$4,169	$67	$17,149
Impact of adopting ASC 326	278	756	(547)		198	(67)	618
Initial allowance on loans purchased with credit deterioration	-	126	-		-	-	126
Charge-offs	(320)	(91)	(463)		-	-	(874)
Recoveries	57	44	165		30	-	296
Provision (benefit) for credit losses	(1,089)	838	409		1,297	36	1,491
Ending balance	$1,850	$8,835	$2,391		$5,694	$36	$18,806
Ending balance: individually evaluated	$16	$165	$11		$1	$-	$193
Ending balance: collectively evaluated	$1,834	$8,670	$2,380		$5,693	$36	$18,613
Loans Receivables:
Ending balance (2)	$247,364	$655,787	$280,401	(1)	$501,546	$-	$1,685,098
Ending balance: individually evaluated	$84	$5,686	$473		$613	$-	$6,856
Ending balance: collectively evaluated	$247,280	$650,101	$279,928		$500,933	$-	$1,678,242

(1) Net of unearned lease revenue of $2.0 million. (2) Includes $4.9 million of net deferred loan costs.

As of and for the year ended December 31, 2022
	Commercial &	Commercial			Residential
(dollars in thousands)	industrial	real estate	Consumer		real estate	Unallocated	Total
Allowance for Loan Losses:
Beginning balance	$2,204	$7,422	$2,404		$3,508	$86	$15,624
Charge-offs	(371)	(67)	(377)		-	-	(815)
Recoveries	11	153	74		2	-	240
Provision	1,080	(346)	726		659	(19)	2,100
Ending balance	$2,924	$7,162	$2,827		$4,169	$67	$17,149
Ending balance: individually evaluated for impairment	$48	$112	$1		$-	$-	$161
Ending balance: collectively evaluated for impairment	$2,876	$7,050	$2,826		$4,169	$67	$16,988
Loans Receivables:
Ending balance (2)	$234,478	$606,618	$282,710	(1)	$440,368	$-	$1,564,174
Ending balance: individually evaluated for impairment	$719	$2,782	$364		$3	$-	$3,868
Ending balance: collectively evaluated for impairment	$233,759	$603,836	$282,346		$440,365	$-	$1,560,306

(1) Net of unearned lease revenue of $1.7 million. (2) Includes $4.6 million of net deferred loan costs.

Unfunded commitments

The Company's allowance for credit losses on unfunded commitments is recognized as a liability on the consolidated balance sheets, with adjustments to the reserve recognized in the provision for credit losses on unfunded commitments on the consolidated statements of income. The Company's activity in the allowance for credit losses on unfunded commitments for the period was as follows:

(dollars in thousands)	For the Twelve Months Ended December 31, 2023	For the Twelve Months Ended December 31, 2022
Beginning balance	$49	$62
Impact of adopting ASC 326	1,060	-
Provision (benefit) for credit losses	(165)	(13)
Ending balance	$944	$49

Direct finance leases

The Company originates direct finance leases through two automobile dealerships. The carrying amount of the Company’s lease receivables, net of unearned income, was $6.1 million and $7.9 million as of December 31, 2023 and 2022, respectively. The residual value of the direct finance leases is fully guaranteed by the dealerships. Residual values amounted to $25.1 million and $23.6 million at December 31, 2023 and 2022, respectively, and are included in the carrying value of direct finance leases. As of December 31, 2023, there was also $389 thousand in deferred lease expense included in the carrying value of direct finance leases that is not included in the table below.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2024	$13,652
2025	12,261
2026	5,910
2027	1,330
2028	59
2029 and thereafter	-
Total future minimum lease payments receivable	33,212
Less: Unearned income	(2,039)
Undiscounted cash flows to be received	$31,173

6.	BANK PREMISES AND EQUIPMENT

Components of bank premises and equipment are summarized as follows:

	As of December 31,
(dollars in thousands)	2023	2022

Land	$3,226	$3,421
Bank premises	18,328	19,105
Furniture, fixtures and equipment	15,821	15,919
Leasehold improvements	10,651	10,659
Construction in process	8,812	4,234

Total	56,838	53,338

Less accumulated depreciation and amortization	(22,606)	(22,031)

Bank premises and equipment, net	$34,232	$31,307

Depreciation expense, which includes amortization of leasehold improvements, was $2.5 million, $2.3 million and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. The estimated useful life was 40 years for bank premises, 3 to 7 years for furniture and fixtures and for leasehold improvements was the term of the lease.

7.	DEPOSITS

The scheduled maturities of certificates of deposit as of December 31, 2023 were as follows:

(dollars in thousands)	Amount	Percent
2024	$164,919	77.4%
2025	41,520	19.5
2026	3,316	1.6
2027	1,590	0.7
2028	1,187	0.6
2029 and thereafter	434	0.2

Total	$212,966	100.0%

Certificates of deposit of $250,000 or more aggregated $72.6 million and $21.1 million at December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, $0.5 million and $0.3 million of overdraft deposits have been reclassified as loan balances.

As of December 31, 2023, available-for-sale investment securities with a combined fair value of $344.0 million and held-to-maturity investment securities with a combined carrying value of $224.2 million were available to be pledged as qualifying collateral to secure public deposits and trust funds. The Company required $321.7 million of the qualifying collateral to secure such deposits as of December 31, 2023 and the balance of $236.6 million was available for other pledging needs.

8.	SHORT-TERM BORROWINGS

The components of short-term borrowings are summarized as follows:

	As of December 31,
(dollars in thousands)	2023	2022

Overnight borrowings	$60,000	$12,930
Other short-term borrowings	57,000	10
Total	$117,000	$12,940

The maximum and average amounts of short-term borrowings outstanding and related interest rates as of the periods indicated are as follows:

	Maximum		Weighted-
	outstanding		average
	at any	Average	rate during	Rate at
(dollars in thousands)	month end	outstanding	the year	year-end
December 31, 2023
Overnight borrowings	$92,000	$22,148	5.08%	5.50%
Federal Reserve Bank Term Funding Program	57,000	27,707	4.49	4.59
Other short-term borrowings	10	5	-	-
Total	$149,010	$49,860

December 31, 2022
Overnight borrowings	$12,930	$1,025	4.39%	4.45%
Other short-term borrowings	10	6	0.00	-
Total	$12,940	$1,031

Overnight borrowings may include Fed funds purchased from correspondent banks, open repurchase agreements with the FHLB and borrowings at the Discount Window from the Federal Reserve Bank of Philadelphia (FRB).

As of December 31, 2023, investment securities with a carrying value of $59.7 million were pledged as qualifying collateral for the Federal Reserve Bank Term Funding Program.

FHLB borrowings are collateralized by a blanket lien on all commercial and residential real estate loans. At December 31, 2023, the Company had approximately $656.8 million available to borrow from the FHLB, $20.0 million from correspondent banks and approximately $70.4 million that it could borrow at the FRB.

9.	FHLB ADVANCES AND OTHER BORROWINGS

The Company had no FHLB advances as of December 31, 2023 and 2022.

As of December 31, 2023 and 2022, the Company had secured borrowings with a carrying value of $7.4 million and $7.6 million related to certain sold loan participations that did not qualify for sales treatment acquired from Landmark. The carrying value includes a $47 thousand and $53 thousand purchase accounting fair value adjustment as of  December 31, 2023 and 2022.

The maturity and weighted-average interest rate of secured borrowings as of the periods indicated is as follows:

	As of December 31, 2023
(dollars in thousands)	Amount	Rate

2024	$858	8.51%
2025	-	-
2026	-	-
2027	-	-
2028	-	-
2029 and thereafter	6,467	6.40
Total	$7,325	6.65%

10.	STOCK PLANS

The Company has one active stock-based compensation plan (the stock compensation plan) from which it can grant stock-based compensation awards and applies the fair value method of accounting for stock-based compensation provided under current accounting guidance. The guidelines require the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. The Company’s stock compensation plan was shareholder-approved and permits the grant of share-based compensation awards to its employees and directors. The Company believes that the stock-based compensation plan will advance the development, growth and financial condition of the Company by providing incentives through participation in the appreciation in the value of the Company’s common stock. In return, the Company hopes to secure, retain and motivate the employees and directors who are responsible for the operation and the management of the affairs of the Company by aligning the interest of its employees and directors with the interest of its shareholders. In the stock compensation plan, employees and directors are eligible to be awarded stock-based compensation grants which can consist of stock options (qualified and non-qualified), stock appreciation rights (SARs) and restricted stock.

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

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during 2023, 2022 and 2021 under the 2022 and 2012 stock incentive plans:

	2023			2022
			Weighted-			Weighted-
	Shares		average grant	Shares		average grant
	granted		date fair value	granted		date fair value

Director plan	-		$-	18,000	(2)	$49.85
Omnibus plan	18,000	(2)	49.43	16,520	(3)	49.85
Omnibus plan	17,684	(3)	49.43	50	(1)	35.91
Omnibus plan	50	(1)	49.43	-
Omnibus plan	1,000	(3)	44.06	-
Total	36,734		$49.28	34,570		$49.83
(1) Vest after 1 year (2) Vest after 3 years – 33% each year (3) Vest fully after 3 years

The fair value of the shares granted in 2023, 2022 and 2021 was calculated using the grant date closing stock price.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 & 2022 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2021	14,920	28,123	43,043	$53.20
Granted	18,000	16,570	34,570	49.83
Forfeited	-	(3,428)	(3,428)	52.13
Vested	(9,048)	(2,651)	(11,699)	52.83
Non-vested balance at December 31, 2022	23,872	38,614	62,486	$51.46
Granted	-	36,734	36,734	49.28
Forfeited	-	(1,020)	(1,020)	50.06
Vested	(11,353)	(13,128)	(24,481)	52.57
Non-vested balance at December 31, 2023	12,519	61,200	73,719	$50.03

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2021	94,332	$9.66	5.5
Granted	-
Exercised	(3,608)	4.20
Forfeited	(3,591)	14.41
Outstanding December 31, 2022	87,133	$9.69	4.5
Granted	-
Exercised	(22,807)	4.34
Forfeited	-
Outstanding December 31, 2023	64,326	$11.59	3.8

Of the SSARs outstanding at December 31, 2023, all SSARs vested and were exercisable.

During 2023, there were 22,807 SSARs exercised. The intrinsic value recorded for these SSARs was $99,072. The tax deduction realized from the exercise of these SSARs was $495,300 resulting in a tax benefit of $104,013. During 2022, there were 3,608 SSARs exercised. The intrinsic value recorded for these SSARs was $15,140. The tax deduction realized from the exercise of these SSARs was $56,424 resulting in a tax benefit of $11,849. During 2021, there were 2,932 SSARs exercised. The intrinsic value recorded for these SSARs was $10,190. The tax deduction realized from the exercise of these SSARs was $125,810 resulting in a tax benefit of $26,420.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the years ended December 31, 2023, 2022 and 2021 and the unrecognized stock-based compensation expense as of December 31, 2023:

(dollars in thousands)	2023	2022
Stock-based compensation expense:
2012 Director stock incentive plan	$484	$623
2012 Omnibus stock incentive plan	479	615
2022 Omnibus stock incentive plan	651	1
Employee stock purchase plan	34	32
Total stock-based compensation expense	$1,648	$1,271

In addition, during 2021 the Company reversed accruals of ($10 thousand) in stock-based compensation expense for restricted stock and SSARs awarded under the 2012 Omnibus Stock Incentive Plan.

As of
(dollars in thousands)	December 31, 2023
Unrecognized stock-based compensation expense:
2012 Director stock incentive plan	$289
2012 Omnibus stock incentive plan	306
2022 Omnibus stock incentive plan	1,134
Total unrecognized stock-based compensation expense	$1,729

The unrecognized stock-based compensation expense as of December 31, 2023 will be recognized ratably over the periods ended February 2025,  February 2025 and June 2026 for the 2012 Director Stock Incentive Plan, 2012 Omnibus Stock Incentive Plan and 2022 Omnibus Stock Incentive Plan, respectively.

In addition to the 2022 stock incentive plan, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined. As of December 31, 2023, 101,827 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

During the second quarter of 2022, the Company announced that the Board of Directors approved a plan to purchase, in open market and privately negotiated transactions, up to 3% of its outstanding common stock. During 2022, the Company repurchased 32,554 shares of common stock at an average price of $38.81 under the treasury stock repurchase plan. The treasury stock repurchase plan ended during 2023. All of these treasury shares were re-issued during 2023 through the dividend reinvestment plan.

The Company also established the dividend reinvestment plan (the DRP) for its shareholders. The DRP is designed to avail the Company’s stock at no transactional cost to its shareholders. Cash dividends paid to shareholders who are enrolled in the DRP plus voluntary cash deposits received can be used to purchase shares, directly from the Company, from shares that become available in the open market or in negotiated transactions with third parties. The Company has reserved 750,000 shares of its un-issued capital stock for issuance under the DRP. As of December 31, 2023, there were 591,730 shares available for future issuance.

11.	INCOME TAXES

Pursuant to the accounting guidelines related to income taxes, the Company has evaluated its material tax positions as of December 31, 2023 and 2022. Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. In periods subsequent to December 31, 2023, determinations of potentially adverse material tax positions will be evaluated to determine whether an uncertain tax position may have previously existed or has been originated. In the event an adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with the Internal Revenue Service (IRS) guidelines, and will be recorded as a component of other expenses in the Company’s consolidated statements of income.

As of December 31, 2023, there were no unrecognized tax benefits that, if recognized, would significantly affect the Company’s effective tax rate. Also, there were no penalties and interest recognized in the consolidated statements of income in 2023, 2022 and 2021 as a result of management’s evaluation of whether an uncertain tax position may exist nor does the Company foresee a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the forthcoming twelve months. Tax returns filed with the IRS are subject to review by law under a three-year statute of limitations. The Company has not received notification from the IRS regarding adverse tax issues for the current year or from tax returns filed for tax years 2022, 2021 or 2020.

The following temporary differences gave rise to the net deferred tax asset, a component of other assets in the consolidated balance sheets, as of the periods indicated:

	As of December 31,
(dollars in thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses on loans	$3,949	$3,601
Net unrealized losses on available-for-sale securities	15,010	18,914
Deferred interest from non-accrual assets	187	226
Operating lease liabilities	1,795	1,965
Acquisition accounting	1,029	1,475
Other	1,797	1,241
Total	23,767	27,422

Deferred tax liabilities:
Loan fees and costs	(1,945)	(1,825)
Automobile leasing	(6,044)	(6,635)
Operating lease right-of-use assets	(1,632)	(1,815)
Depreciation	(1,451)	(1,458)
Mortgage loan servicing rights	(306)	(341)
Total	(11,378)	(12,074)
Deferred tax asset, net	$12,389	$15,348

The components of the total provision/(benefit) for income taxes for the years indicated are as follows:

	Years ended December 31,
(dollars in thousands)	2023	2022

Current	$2,991	$3,612
Deferred	(945)	1,835
Total provision for income taxes	$2,046	$5,447

The reconciliation between the expected statutory income tax and the actual provision for income taxes is as follows:

	Years ended December 31,

(dollars in thousands)	2023	2022
Expected provision at the statutory rate of 21%	$4,254	$7,437
Tax-exempt income	(2,251)	(2,163)
Bank owned life insurance	(276)	(242)
Nondeductible interest expense	883	175
Tax credits	(635)	(120)
State income tax	31	54
Other, net	40	306
Actual provision for income taxes	$2,046	$5,447

12.	RETIREMENT PLAN

The Company has a defined contribution profit sharing 401(k) plan covering substantially all of its employees. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Contributions to the plan approximated $1.0 million and $1.0 million in 2023 and 2022.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments:

December 31, 2023
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$111,949	$111,949	$111,949	$-	$-
Held-to-maturity securities	224,233	197,176	-	197,176	-
Available-for-sale debt securities	344,040	344,040	-	344,040	-
Restricted investments in bank stock	3,905	3,905	-	3,905	-
Loans and leases, net	1,666,292	1,532,195	-	-	1,532,195
Loans held-for-sale	1,457	1,483	-	1,483	-
Accrued interest receivable	9,092	9,092	-	9,092	-
Interest rate swaps	171	171	-	171	-
Financial liabilities:
Deposits with no stated maturities	1,945,456	1,945,456	-	1,945,456	-
Time deposits	212,969	210,423	-	210,423	-
Short-term borrowings	117,000	117,010	-	117,010	-
Secured borrowings	7,372	8,067	-	-	8,067
Accrued interest payable	3,042	3,042	-	3,042	-
Interest rate swaps	2,332	2,332	-	2,332	-

December 31, 2022
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$29,091	$29,091	$29,091	$-	$-
Held-to-maturity securities	222,744	187,280	-	187,280	-
Available-for-sale debt securities	420,862	420,862	-	420,862	-
Restricted investments in bank stock	5,268	5,268	-	5,268	-
Loans and leases, net	1,547,025	1,440,151	-	-	1,440,151
Loans held-for-sale	1,637	1,660	-	1,660	-
Accrued interest receivable	8,487	8,487	-	8,487	-
Interest rate swaps	213	213	-	213	-
Financial liabilities:
Deposits with no stated maturities	2,049,689	2,049,689	-	2,049,689	-
Time deposits	117,224	113,252	-	113,252	-
Short-term borrowings	12,940	12,940	-	12,940	-
Secured borrowings	7,619	7,275	-	-	7,275
Accrued interest payable	448	448	-	448	-
Interest rate swaps	213	213	-	213	-

The carrying value of short-term financial instruments, as listed below, approximates their fair value. These instruments generally have limited credit exposure, no stated or short-term maturities, carry interest rates that approximate market and generally are recorded at amounts that are payable on demand:

●	Cash and cash equivalents;
●	Non-interest bearing deposit accounts;
●	Savings, interest-bearing checking and money market accounts
●	Short-term borrowings and
●	Accrued interest.

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Agency - GSE	$27,545	$-	$27,545	$-
Obligations of states and political subdivisions	122,797	-	122,797	-
MBS - GSE residential	193,698	-	193,698	-
Total available-for-sale debt securities	$344,040	$-	$344,040	$-
Interest rate swaps	171	-	171	-
Total assets	$344,211	$-	$344,211	$-

Liabilities:
Interest rate swaps	$2,332	$-	$2,332	$-
Total liabilities	$2,332	$-	$2,332	$-

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Agency - GSE	$31,533	$-	$31,533	$-
Obligations of states and political subdivisions	171,894	-	171,894	-
MBS - GSE residential	217,435	-	217,435	-
Total available-for-sale debt securities	$420,862	$-	$420,862	$-
Interest rate swaps	213	-	213	-
Total assets	$421,075	$-	$421,075	$-

Liabilities:
Interest rate swaps	$213	$-	$213	$-
Total liabilities	$213	$-	$213	$-

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

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending December 31, 2023 and 2022, respectively.

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

			Quoted prices in	Significant other	Significant other
		Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	Valuation techniques	at December 31, 2023	(Level 1)	(Level 2)	(Level 3)

Individually evaluated loans	Fair value of collateral appraised value	$120	$-	$-	$120
Other real estate owned	Fair value of asset less selling costs	1	-	-	1
Total		$121	$-	$-	$121

		Quoted prices in	Significant other	Significant other
	Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	at December 31, 2022	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,515	$-	$-	$1,515
Other real estate owned	168	-	-	168
Total	$1,683	$-	$-	$1,683

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

At December 31, 2023 and December 31, 2022, the range of liquidation expenses and other valuation adjustments applied to individually evaluated, collateral dependent loans ranged from -31.47% to -31.47% and from -19.61% to -29.58%, respectively. The weighted average of liquidation expenses and other valuation adjustments applied to individually evaluated, collateral dependent loans amounted to -31.47% as of December 31, 2023 and -21.77% as of December 31, 2022, respectively. Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed. Accordingly, fair value estimates for individually evaluated, collateral dependent loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable. Appraisals form the basis for determining the net realizable value from these properties. Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business. Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions. Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs. These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions. At December 31, 2023 and December 31, 2022, the discounts applied to the appraised values of ORE ranged from -77.60% to -77.60% and from -39.07% to -77.60%, respectively. As of December 31, 2023, and December 31, 2022, the weighted average of discount to the appraisal values of ORE amounted to -77.60% and -39.61%, respectively.

At December 31, 2023 and 2022, there were no other repossessed assets. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.

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

The notional amount of the Company’s financial instruments with off-balance sheet risk was as follows:

	December 31,
(dollars in thousands)	2023	2022
Off-balance sheet financial instruments:
Commitments to extend credit	$357,124	$390,644
Standby letters of credit	17,294	16,634

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

The following table summarizes outstanding financial letters of credit, by maturity, as of December 31, 2023:

		More than
	Less than	one year to	Over five
(dollars in thousands)	one year	five years	years	Total
Secured by:
Collateral	$9,581	$65	$1,486	$11,132
Bank lines of credit	3,575	306	—	3,881
Other	1,624	—	—	1,624
	14,780	371	1,486	16,637
Unsecured	657	—	—	657
Total	$15,437	$371	$1,486	$17,294

The Company has not incurred losses on its commitments in 2023 and 2022.

14.	EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards. The Company maintains one active share-based compensation plan that may generate additional potentially dilutive common shares. For granted and unexercised stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued SSARs were exercised and converted into common stock. As of the years ended December 31, 2023 and 2022, there were 14,863 and 19,675 potentially dilutive shares related to issued and unexercised SSARs. The calculation did not include 46,423 weighted average unexercised SSARs that could potentially dilute earnings per share because their effect was antidilutive as of December 31, 2023. For restricted stock, dilution would occur from the Company’s previously granted but unvested shares. There were 25,128 and 14,865 potentially dilutive shares related to unvested restricted share grants as of the years ended December 31, 2023 and 2022, respectively. The calculation did not include 460 weighted average unvested restricted shares that could potentially dilute earnings per share because their effect was antidilutive as of  December 31, 2023.

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

The following table illustrates the data used in computing basic and diluted EPS for the years indicated:

	2023	2022
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$18,210	$30,021
Weighted-average common shares outstanding	5,676,711	5,644,599
Basic EPS	$3.21	$5.32

Diluted EPS:
Net income available to common shareholders	$18,210	$30,021
Weighted-average common shares outstanding	5,676,711	5,644,599
Potentially dilutive common shares	39,991	34,540
Weighted-average common and potentially dilutive shares outstanding	5,716,702	5,679,139
Diluted EPS	$3.19	$5.29

15.	REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors. Since the Company (on a consolidated basis) is currently considered a small bank holding company, it is not subject to regulatory capital requirements.

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%. As of December 31, 2023 and 2022, the Bank exceeded all capital adequacy requirements to which it was subject.

The following table reflects the actual and required capital and the related capital ratios as of the periods indicated. No amounts were deducted from capital for interest-rate risk in either 2023 or 2022.

	Actual		Minimum for capital adequacy purposes				Minimum for capital adequacy purposes with capital conservation buffer*		Minimum to be well capitalized under prompt corrective action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of December 31, 2023

Total capital (to risk-weighted assets)
Consolidated	$246,120	14.7%	≥	$134,255	8.0%	≥	$176,209	10.5%		N/A	N/A
Bank	$244,562	14.6%	≥	$134,238	8.0%	≥	$176,187	10.5%	≥	$167,797	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$225,135	13.4%	≥	$75,518	4.5%	≥	$117,473	7.0%		N/A	N/A
Bank	$223,576	13.3%	≥	$75,509	4.5%	≥	$117,458	7.0%	≥	$109,068	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$225,135	13.4%	≥	$100,691	6.0%	≥	$142,646	8.5%		N/A	N/A
Bank	$223,576	13.3%	≥	$100,678	6.0%	≥	$142,628	8.5%	≥	$134,268	8.0%

Tier I capital (to average assets)
Consolidated	$225,135	9.2%	≥	$98,465	4.0%	≥	$98,465	4.0%		N/A	N/A
Bank	$223,576	9.1%	≥	$98,457	4.0%	≥	$98,457	4.0%	≥	$123,071	5.0%

As of December 31, 2022

Total capital (to risk-weighted assets)
Consolidated	$230,133	14.4%	≥	$128,325	8.0%	≥	$168,427	10.5%		N/A	N/A
Bank	$229,803	14.3%	≥	$128,308	8.0%	≥	$168,405	10.5%	≥	$160,385	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$212,935	13.3%	≥	$72,183	4.5%	≥	$112,285	7.0%		N/A	N/A
Bank	$212,605	13.3%	≥	$72,173	4.5%	≥	$112,270	7.0%	≥	$104,251	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$212,935	13.3%	≥	$96,244	6.0%	≥	$136,346	8.5%		N/A	N/A
Bank	$212,605	13.3%	≥	$96,231	6.0%	≥	$136,328	8.5%	≥	$128,308	8.0%

Tier I capital (to average assets)
Consolidated	$212,935	8.7%	≥	$97,960	4.0%	≥	$97,960	4.0%		N/A	N/A
Bank	$212,605	8.7%	≥	$97,951	4.0%	≥	$97,951	4.0%	≥	$122,439	5.0%

* The minimums under Basel III increased to include the capital conservation buffer of 2.50%.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations and Pennsylvania law limit the amount of dividends that may be paid from the Bank to the Company without prior approval of regulatory agencies. Accordingly, at December 31, 2023, approximately $147.3 million was available for dividend distribution from the Bank to the Company in 2023.

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

	Years ended December 31,
(dollars in thousands)	2023	2022
Balance, beginning	$10,644	$11,505
Adjustments for changes in position	(927)	(75)
Additions	2,558	1,608
Collections	(1,977)	(2,394)

Balance, ending	$10,298	$10,644

As of December 31, 2023 and 2022, deposits from executive officers and directors approximated $27.7 million and $24.8 million, respectively.

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

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (CECL). The amendments in this update require financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. Previously, when credit losses were measured under U.S. generally accepted accounting principles (GAAP), an entity only considered past events and current conditions when measuring the incurred loss. The amendments in this update broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgement in determining the relevant information and estimation methods that are appropriate under the circumstances. The amendments in this update also require that credit losses on available-for-sale debt securities be presented as an allowance for credit losses rather than a writedown.

On January 1, 2023, the Company adopted ASU 2016-13 and all of the subsequent amendments using the modified-retrospective approach and recorded a cumulative-effect adjustment to retained earnings. The change in this accounting guidance could require the Company to record loan losses more rapidly. The Company has engaged the services of a qualified third-party service provider to assist management in estimating credit allowances under this standard. Starting in the 3rd quarter of 2022, the Company ran its CECL model parallel to the allowance for loan losses calculation to gain a better understanding of the effects of the change. During the fourth quarter of 2022, a third-party service provider ran a model validation with no substantial findings. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $1.3 million as of January 1, 2023 for the cumulative effect of adopting ASC 326. The transition adjustment includes a $0.5 million decrease for the allowance for credit losses on loans (ACL) and a $0.8 million decrease for the reserve for unfunded commitments, net of deferred tax. The Company has also run a quarterly CECL analysis on its held-to-maturity investment securities starting in 2023 and the estimated CECL reserve is immaterial. While the CECL model does not apply to available-for-sale securities, the ASU does require companies to record an allowance when recognizing credit losses for available-for-sale securities with unrealized losses, rather than reduce the amortized cost of the securities by direct write-offs. The guidance will require companies to recognize improvements to estimated credit losses immediately in earnings rather than in interest income over time.

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

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848. The amendments in this update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company expects to apply the amendments prospectively for applicable loan and other contracts within the effective period of ASU 2022-06. As of December 31, 2023, the Company no longer had any loans with rates tied to LIBOR.

In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323). The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The amendments are effective for the Company for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years. The adoption is not expected to have a material impact on the consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 840): Improvements to Income Tax Disclosures. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments in this update also require that all entities disclose on an annual basis the amount of income taxes paid disaggregated by federal, state, and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid. The amendments will require the disclosure of pre-tax income disaggregated between domestic and foreign, as well as income tax expense disaggregated by federal, state, and foreign. The amendment also eliminates certain disclosures related to unrecognized tax benefits and certain temporary differences. This ASU is effective for fiscal years beginning after December 15, 2024.  Early adoption is permitted in any annual period where financial statements have not yet been issued. The amendments should be applied on a prospective basis but retrospective application is permitted. The Company does not expect adoption of the standard to have a material impact on its consolidated financial statements.

19.	PARENT COMPANY ONLY

The following is the condensed financial information for Fidelity D & D Bancorp, Inc. on a parent company only basis as of and for the years indicated:

Condensed Balance Sheets	As of December 31,
(dollars in thousands)	2023	2022
Assets:
Cash	$1,992	$634
Investment in subsidiary	187,921	162,620
Other assets	213	214
Total	$190,126	$163,468

Liabilities and shareholders' equity:
Liabilities	$646	$518
Capital stock and retained earnings	245,947	235,365
Treasury stock	-	(1,263)
Accumulated other comprehensive income (loss)	(56,467)	(71,152)
Total	$190,126	$163,468

Condensed Income Statements	Years ended December 31,
(dollars in thousands)	2023	2022
Income:
Equity in undistributed earnings of subsidiary	$11,941	$24,128
Dividends from subsidiary	8,387	7,709
Total income	20,328	31,837
Operating expenses	2,793	2,295
Income before taxes	17,535	29,542
Credit for income taxes	675	479
Net income	$18,210	$30,021

Statements of Comprehensive Income	Years ended December 31,
(dollars in thousands)	2023	2022
Bancorp net loss	$(2,118)	$(1,816)
Equity in net income of subsidiary	20,328	31,837
Net income	18,210	30,021

Equity in other comprehensive income (loss) of subsidiary	14,685	(71,331)
Other comprehensive income (loss), net of tax	14,685	(71,331)
Total comprehensive income (loss), net of tax	$32,895	$(41,310)

Condensed Statements of Cash Flows	Years ended December 31,
(dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$18,210	$30,021
Adjustments to reconcile net income to net cash used in operations:
Equity in earnings of subsidiary	(20,328)	(31,837)
Stock-based compensation expense	1,648	1,271
Deferred income tax	10	(25)
Changes in other assets and liabilities, net	114	(232)
Net cash used in operating activities	(346)	(802)

Cash flows provided by investing activities:
Dividends received from subsidiary	8,387	7,709
Operating dividend from subsidiary	-	700
Purchases of bank premises and equipment	4	(11)
Net cash provided by investing activities	8,391	8,398

Cash flows used in financing activities:
Dividends paid, net of dividend reinvestment	(6,750)	(7,709)
Withholdings to purchase capital stock	302	252
Repurchase of shares to cover withholdings	(239)	(20)
Net cash used in financing activities	(6,687)	(7,477)
Net change in cash	1,358	119

Cash, beginning	634	515

Cash, ending	$1,992	$634

20.	EMPLOYEE BENEFITS

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers. The policies are recorded at their cash surrender values. Increases in cash surrender values are included in non-interest income in the consolidated statements of income. The policies’ cash surrender value totaled $54.6 million and $54.0 million, respectively, as of December 31, 2023 and 2022 and is reflected as an asset on the consolidated balance sheets. During the first quarter of 2023, the Company received $0.9 million in proceeds from a BOLI death claim, of which $0.8 million was return of cash surrender value and $0.1 million was additional income which was recorded in fees and other revenue on the consolidated statements of income. For the years ended December 31, 2023 and 2022, the Company has recorded income of $1.3 million and $1.3 million, respectively, due to an increase in cash surrender values.

Officer Life Insurance

The Bank enters into separate split dollar life insurance arrangements (Split Dollar Agreements) with certain officers which provide each officer a specified death benefit should the officer die while in the Bank’s employ. The Bank owns the policies and all cash values thereunder. Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary. As of December 31, 2023, the policies had total death benefits of $54.6 million of which $8.8 million would have been paid to the officer’s beneficiaries and the remaining $45.8 million would have been paid to the Bank. In addition, four executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met. As of December 31, 2023 and 2022, the Company had a balance in accrued expenses of $352 thousand and $269 thousand, respectively, for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement. On March 20, 2019, the Bank entered into a SERP Agreement with one officer, pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2019 until normal retirement age. As a result of the acquisition of Landmark, the Company acquired a SERP agreement with one former employee. As of December 31, 2023 and 2022, the Company had a balance in accrued expenses of $4.4 million and $4.0 million in connection with these SERPs.

21.	REVENUE RECOGNITION

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

Contract balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before the payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity already received payment (or payment is due) from the customer. The Company’s non-interest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company typically does not enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2023 and 2022, the Company did not have any significant contract balances.

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

22.	LEASES

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

The Company’s operating leases, where the Company is lessee, include property, land and equipment. As of December 31, 2023, ten of the Company’s branch properties and one administrative office were leased under operating leases. In four of the branch leases, the Company leases the land from an unrelated third party, and the buildings are the Company’s own capital improvement. The Company also leases two standalone ATMs under operating leases. Additionally, the Company has one property lease and four equipment leases classified as finance leases.

The following is an analysis of the leased property under finance leases:

(dollars in thousands)	December 31, 2023	December 31, 2022

Property and equipment	$2,014	$1,695
Less accumulated depreciation and amortization	(841)	(606)
Leased property under finance leases, net	$1,173	$1,089

The following is a schedule of future minimum lease payments under finance leases together with the present value of the net minimum lease payments as of December 31, 2023:

(dollars in thousands)	Amount

2024	$243
2025	233
2026	222
2027	222
2028	199
2029 and thereafter	162
Total minimum lease payments (a)	1,281
Less amount representing interest (b)	(80)
Present value of net minimum lease payments	$1,201

(a)	The future minimum lease payments have not been reduced by estimated executory costs (such as taxes and maintenance) since this amount was deemed immaterial by management.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate upon lease inception.

As of December 31, 2023, the Company leased its Green Ridge, Pittston, Peckville, Back Mountain, Mountain Top, Abington, Nazareth, Easton, Bethlehem and Wyoming branches under the terms of operating leases. During 2022, the Company entered into a new lease of administrative office space in Scranton.  Common area maintenance is included in variable lease payments in the table below. The Abington branch has variable lease payments which are calculated as a percentage of the national prime rate of interest and are expensed as incurred. The Easton branch has variable lease payments that increase annually and are expensed as incurred.

(dollars in thousands)	2023	2022
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$235	$240
Interest on lease liabilities	21	21
Operating lease cost	740	746
Short-term lease cost	84	149
Variable lease cost	54	35
Total lease cost	$1,134	$1,191

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$21	$21
Operating cash flows from operating leases (Fixed payments)	$701	$646
Operating cash flows from operating leases (Liability reduction)	$408	$389
Financing cash flows from finance leases	$229	$232
Right-of-use assets obtained in exchange for new finance lease liabilities	$319	$119
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$22
Weighted-average remaining lease term - finance leases (in years)	5.60	6.52
Weighted average remaining lease term - operating leases (in years)	20.44	20.62
Weighted-average discount rate - finance leases	2.52%	1.72%
Weighted-average discount rate - operating leases	3.57%	3.39%

During 2023, $1.1 million of the total lease cost was included in premises and equipment expense and $23 thousand was included in other expenses on the consolidated statements of income. During 2022, $1.2 million of the total lease cost was included in premises and equipment expense and $31 thousand was included in other expenses on the consolidated statements of income. Operating lease expense is recognized on a straight-line basis over the lease term. We recognized both the interest expense and amortization expense for finance leases in premises and equipment expense since the interest expense portion was immaterial.

The future minimum lease payments for the Company’s branch network and equipment under operating leases that have lease terms in excess of one year as of December 31, 2023 are as follows:

(dollars in thousands)	Amount

2024	$631
2025	588
2026	595
2027	604
2028	611
2029 and thereafter	9,273
Total future minimum lease payments	12,302
Less variable payment adjustment	(178)
Less amount representing interest	(3,575)
Present value of net future minimum lease payments	$8,549

The Company leases one property, where the Company is lessor, under an operating lease to an unrelated party. The undiscounted cash flows to be received on an annual basis for the property are at  December 31, 2023 as follows:

(dollars in thousands)	Amount

2024	$51
2025	54
2026	54
2027	27
Total lease payments to be received	$186

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

	For the years ended December 31,
(dollars in thousands)	2023	2022
Lease income - direct finance leases
Interest income on lease receivables	$1,163	$1,087

Lease income - operating leases	48	188
Total lease income	$1,211	$1,275

24. Derivative Instruments

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

The following table summarizes the Company's free-standing derivatives:

		Weighted
	Notional	Average Maturity	Interest Rate	Interest Rate
(dollars in thousands)	Amount	(Years)	Paid	Received	Fair Value
December 31, 2023
Classified in Other assets:
Customer interest rate swaps	$1,895	13.91	30 Day SOFR + Margin	Fixed	$171
Classified in Accrued interest payable and other liabilities:
Third party interest rate swaps	$1,895	13.91	Fixed	30 Day SOFR + Margin	$171

Interest rate derivative - fair value hedge designation

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. This interest rate swap is designated as a fair value hedge and limits the risk to the investment portfolio of rising interest rates. The Company entered into an interest rate swap with a third-party financial institution to convert fixed rate investment securities to an adjustable rate to produce a more asset sensitive profile. The Company recorded the fair value of the fair value hedge in other assets and accrued interest payable and other liabilities on the consolidated balance sheet. The hedged items (fixed rate securities available-for-sale) are also recorded at fair value which offsets the adjustment to the fair value hedge. The related gains and losses are reported in interest income investment securities - U.S. government agencies and corporations and interest income investment securities - state and political subdivisions (nontaxable) in the consolidated statements of income. For the year ended December 31, 2023, there was $94 thousand in interest income investment securities - U.S. government agencies and corporations and $94 thousand in interest income investment securities - state and political subdivisions (nontaxable). A qualitative assessment of hedge effectiveness was applied at inception of the hedge. Future hedge effectiveness will be determined on a qualitative basis at least annually.  The hedge is expected to remain effective as long as the balance of the hedged item is projected to remain at or above the notional amount of the swap.

The following table presents information pertaining to the Company's interest rate derivatives designated as a fair value hedge:

		Weighted
	Notional	Average Maturity
(dollars in thousands)	Amount	(Years)	Fair Value
December 31, 2023
Pay-fixed interest rate swap agreements - securities AFS	$100,000	2.75	$(2,161)

The Company had investment securities with a book value of $2.8 million pledged as collateral on its interest rate swaps with a third-party financial institution as of December 31, 2023.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A:  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended December 31, 2023.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of December 31, 2023, the Company maintained effective internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C:  DISCLOSURE RELATING TO FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed with the SEC.

The Company has made no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors during the fourth quarter of 2023.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed with the SEC.

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

ITEM 11:  EXECUTIVE COMPENSATION

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2024 annual meeting of shareholders to be filed with the SEC.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2024 annual meeting of shareholders to be filed with the SEC.

Securities authorized for issuance under equity compensation plans

The following table summarizes the Company’s equity compensation plans as of December 31, 2023 that have been approved and not approved by Fidelity D & D Bancorp, Inc. shareholders:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2002 Employee Stock Purchase Plan	6,764	$41.36	60,794
2012 Omnibus Stock Incentive Plan (Restricted stock)	27,020	$50.84	0
2012 Omnibus Stock Incentive Plan (SSARs)	15,837	$44.00	0
2012 Director Stock Incentive Plan (Restricted stock)	12,519	$50.35	0
2022 Omnibus Stock Incentive Plan	34,180	$49.27	499,950
Equity compensation plans not approved by security holders - none	-	-	-
Total	96,320	$48.43	560,744

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this item is set forth in Footnote No. 16 “Related Party Transactions”, of Part II, Item 8 “Financial Statements and Supplementary Data”, and the information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2024 annual meeting of shareholders to be filed with the SEC.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2024 annual meeting of shareholders to be filed with the SEC.

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

*10.15 Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Ruth Turkington dated as of April 20, 2023.

13 Annual Report to Shareholders. Incorporated by reference to the 2023 Annual Report to Shareholders filed with the SEC on Form ARS.

21 Subsidiaries of the Registrant, filed herewith.

23.1 Consent of Wolf & Company, P.C., filed herewith.

23.2 Consent of RSM US LLP, filed herewith.

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

97 Policy Relating to Recovery of Erroneously Awarded Compensation

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Annual Report on Form 10-K for the year ended December 31, 2023, is formatted in iXBRL (Inline eXtensible Business Reporting Language): Consolidated Balance Sheets as of December 31, 2023 and 2022; Consolidated Statements of Income for the years ended December 31, 2023 and 2022; Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022; Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023 and 2022; Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022 and the Notes to the Consolidated Financial Statements.

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

FIDELITY D & D BANCORP, INC.
(Registrant)

Date: March 20, 2024	By:	/s/ Daniel J. Santaniello
Daniel J. Santaniello,
President and Chief Executive Officer

Date: March 20, 2024	By:	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Daniel J. Santaniello	March 20, 2024
Daniel J. Santaniello, President and Chief
Executive Officer and Director

By:	/s/ Salvatore R. DeFrancesco, Jr.	March 20, 2024
Salvatore R. DeFrancesco, Jr., Treasurer
and Chief Financial Officer

By:	/s/ Brian J. Cali	March 20, 2024
Brian J. Cali, Chairman of the
Board of Directors and Director

By:	/s/ John T. Cognetti	March 20, 2024
John T. Cognetti, Secretary and Director

By:		March 20, 2024
Richard M. Hotchkiss, Director

By:	/s/ Michael J. McDonald	March 20, 2024
Michael J. McDonald, Vice Chairman
of the Board of Directors and Director

By:	/s/ Paul C. Woelkers	March 20, 2024
Paul C. Woelkers, Director

By:	/s/ HelenBeth G. Vilcek	March 20, 2024
HelenBeth G. Vilcek, Director

By:	/s/ William J. Joyce, Sr.	March 20, 2024
William J. Joyce, Sr., Director

By:	/s/ Alan Silverman	March 20, 2024
Alan Silverman, Director