Form 10-Q
period 2024-03-31
FIDELITY D & D BANCORP INC
filed 2024-05-14
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on April 30, 2024, the latest practicable date, was 5,735,732 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q March 31, 2024

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)
(dollars in thousands)	March 31, 2024	December 31, 2023
Assets:
Cash and due from banks	$34,454	$28,949
Interest-bearing deposits with financial institutions	38,279	83,000
Total cash and cash equivalents	72,733	111,949
Available-for-sale securities	334,404	344,040
Held-to-maturity securities (fair value of $193,973 in 2024; $197,176 in 2023)	224,612	224,233
Restricted investments in bank stock	3,959	3,905
Loans and leases, net (allowance for credit losses of $18,886 in 2024; $18,806 in 2023)	1,678,142	1,666,292
Loans held-for-sale (fair value $277 in 2024; $1,483 in 2023)	271	1,457
Foreclosed assets held-for-sale	220	1
Bank premises and equipment, net	34,899	34,232
Leased property under finance leases, net	1,116	1,173
Right-of-use assets	9,056	7,771
Cash surrender value of bank owned life insurance	54,921	54,572
Accrued interest receivable	9,398	9,092
Goodwill	19,628	19,628
Core deposit intangible, net	1,100	1,184
Other assets	24,437	23,630
Total assets	$2,468,896	$2,503,159
Liabilities:
Deposits:
Interest-bearing	$1,678,172	$1,622,282
Non-interest-bearing	537,824	536,143
Total deposits	2,215,996	2,158,425
Allowance for credit losses on off-balance sheet credit exposures	894	944
Finance lease obligation	1,151	1,201
Operating lease liabilities	9,935	8,549
Short-term borrowings	25,000	117,000
Secured borrowings	7,299	7,372
Accrued interest payable and other liabilities	16,986	20,189
Total liabilities	2,277,261	2,313,680

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 5,735,732 at March 31, 2024; and 5,703,636 at December 31, 2023)	118,438	117,695
Retained earnings	131,111	128,251
Accumulated other comprehensive loss	(57,914)	(56,467)
Treasury stock, at cost (10 shares at March 31, 2024 and 38 shares at December 31, 2023)	-	-
Total shareholders' equity	191,635	189,479
Total liabilities and shareholders' equity	$2,468,896	$2,503,159

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)	Three months ended
(dollars in thousands except per share data)	March 31, 2024	March 31, 2023
Interest income:
Loans and leases:
Taxable	$20,929	$18,119
Nontaxable	1,204	899
Interest-bearing deposits with financial institutions	376	31
Restricted investments in bank stock	81	106
Investment securities:
U.S. government agency and corporations	1,488	1,520
States and political subdivisions (nontaxable)	1,104	1,217
States and political subdivisions (taxable)	443	446
Total interest income	25,625	22,338
Interest expense:
Deposits	9,941	4,618
Secured borrowings	121	111
Other short-term borrowings	620	584
Total interest expense	10,682	5,313
Net interest income	14,943	17,025
Provision for credit losses on loans	125	180
Net provision (benefit) for credit losses on unfunded loan commitments	(50)	225
Net interest income after provision for credit losses	14,868	16,620
Other income:
Service charges on deposit accounts	957	922
Interchange fees	1,297	1,251
Service charges on loans	304	298
Fees from trust fiduciary activities	848	695
Fees from financial services	268	222
Fees and other revenue	342	619
Earnings on bank-owned life insurance	349	321
Gain (loss) on write-down, sale or disposal of:
Loans	203	164
Available-for-sale debt securities	-	(1)
Premises and equipment	4	(2)
Total other income	4,572	4,489
Other expenses:
Salaries and employee benefits	7,131	6,515
Premises and equipment	2,159	2,127
Data processing and communication	742	677
Advertising and marketing	732	893
Professional services	1,062	925
Automated transaction processing	425	429
Office supplies and postage	203	181
PA shares tax	26	(32)
Loan collection	3	13
Other real estate owned	1	1
FDIC assessment	298	168
Other	907	960
Total other expenses	13,689	12,857
Income before income taxes	5,751	8,252
Provision for income taxes	694	1,212
Net income	$5,057	$7,040
Per share data:
Net income - basic	$0.88	$1.25
Net income - diluted	$0.88	$1.24
Dividends	$0.38	$0.36

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income
(Unaudited)	Three months ended March 31,
(dollars in thousands)	2024	2023

Net income	$5,057	$7,040

Other comprehensive (loss) gain, before tax:
Unrealized holding (loss) gain on available-for-sale debt securities	(2,416)	9,824
Reclassification adjustment for net losses (gains) realized in income	-	1
Amortization of unrealized loss on held-to-maturity securities	584	572
Net unrealized (loss) gain	(1,832)	10,397
Tax effect	385	(2,183)
Unrealized (loss) gain, net of tax	(1,447)	8,214
Other comprehensive (loss) income, net of tax	(1,447)	8,214
Total comprehensive income, net of tax	$3,610	$15,254

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

For the Three Months Ended March 31, 2024 and 2023
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive	Treasury
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Stock	Total
Balance, December 31, 2022	5,630,794	$115,611	$119,754	$(71,152)	$(1,263)	$162,950
Cumulative-effect adjustment for adoption of ASU 2016-13 (Footnote 1)			(1,326)			(1,326)
Net income			7,040			7,040
Other comprehensive income				8,214		8,214
Issuance of common stock through Employee Stock Purchase Plan	7,294	302				302
Re-issuance of common stock through Dividend Reinvestment Plan	8,104	79			303	382
Issuance of common stock from vested restricted share grants through stock compensation plans	20,449	-				-
Stock-based compensation expense		445				445
Repurchase of shares to cover withholdings	(1,386)	-			(68)	(68)
Cash dividends declared			(2,052)			(2,052)
Balance, March 31, 2023	5,665,255	$116,437	$123,416	$(62,938)	$(1,028)	$175,887

Balance, December 31, 2023	5,703,636	$117,695	$128,251	$(56,467)	$-	$189,479
Net income			5,057			5,057
Other comprehensive loss				(1,447)		(1,447)
Issuance of common stock through Employee Stock Purchase Plan	6,764	280				280
Re-issuance of common stock through Dividend Reinvestment Plan	1,645	4			79	83
Forfeited restricted dividend reinvestment shares	(11)				-	-
Issuance of common stock from vested restricted share grants through stock compensation plans	25,304	-				-
Stock-based compensation expense		459				459
Repurchase of shares to cover withholdings	(1,606)	-			(79)	(79)
Cash dividends declared			(2,197)			(2,197)
Balance, March 31, 2024	5,735,732	$118,438	$131,111	$(57,914)	$-	$191,635

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)	Three months ended March 31,
(dollars in thousands)	2024	2023

Cash flows from operating activities:
Net income	$5,057	$7,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,372	1,188
Provision for credit losses on loans	125	180
Net (benefit) provision for credit losses on unfunded loan commitments	(50)	225
Deferred income tax expense (benefit)	219	(71)
Stock-based compensation expense	459	445
Proceeds from sale of loans held-for-sale	10,857	11,105
Originations of loans held-for-sale	(9,588)	(9,795)
Earnings from bank-owned life insurance	(349)	(321)
Gain from bank-owned life insurance claim	-	(142)
Net gain from sales of loans	(203)	(164)
Net loss from sales of investment securities	-	1
Net (gain) loss from write-down and disposal of bank premises and equipment	(4)	2
Operating lease payments	8	22
Change in:
Accrued interest receivable	(306)	(179)
Other assets	(575)	(895)
Accrued interest payable and other liabilities	(1,688)	(1,589)
Net cash provided by operating activities	5,334	7,052

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	-	31,208
Proceeds from maturities, calls and principal pay-downs	4,992	7,142
Increase in restricted investments in bank stock	(54)	(700)
Net increase in loans and leases	(12,881)	(63,082)
Principal portion of lease payments received under direct finance leases	1,138	1,407
Purchases of bank premises and equipment	(1,303)	(718)
Proceeds from death benefits received on bank-owned life insurance	-	931
Proceeds from sale of bank premises and equipment	19	22
Net cash used in investing activities	(8,089)	(23,790)

Cash flows from financing activities:
Net increase (decrease) in deposits	57,573	(23,812)
Net (decrease) increase in other borrowings	(92,072)	75,991
Repayment of finance lease obligation	(49)	(59)
Proceeds from employee stock purchase plan participants	280	302
Repurchase of shares to cover withholdings	(79)	(68)
Dividends paid, net of dividends reinvested	(2,114)	(1,669)
Net cash (used in) provided by financing activities	(36,461)	50,685
Net (decrease) increase in cash and cash equivalents	(39,216)	33,947
Cash and cash equivalents, beginning	111,949	29,091

Cash and cash equivalents, ending	$72,733	$63,038

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited)	Three months ended March 31,
(dollars in thousands)	2024	2023
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$11,355	$5,075
Income tax	-	-
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized losses on available-for-sale securities	(2,416)	9,825
Cumulative-effect adjustment for adoption of ASU 2016-13	-	(1,326)
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity	584	572
Transfers from/(to) loans to/(from) foreclosed assets held-for-sale	219	(82)
Transfers to loans from loans held-for-sale, net	-	(205)
Right-of-use asset	1,391	-
Lease liability	1,483	-

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

For additional information and disclosures required under U.S. GAAP, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

In the opinion of management, the consolidated balance sheets as of March 31, 2024 and December 31, 2023 and the related consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after March 31, 2024 through the date these consolidated financial statements were issued.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023, and the notes included therein, included within the Company’s Annual Report filed on Form 10-K.

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

A material estimate is the calculation of fair values of the Company’s investment securities. Fair values of investment securities are determined by pricing provided by a third-party vendor, who is a provider of financial market data, analytics and related services to financial institutions. Based on experience, management is aware that estimated fair values of investment securities tend to vary among valuation services. Accordingly, when buying or selling investment securities, price quotes may be obtained from more than one source. All of the Company’s debt securities are classified as available-for-sale (AFS) or held-to-maturity (HTM). AFS debt securities are carried at fair value on the consolidated balance sheets, with unrealized gains and losses, net of income tax, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (AOCI).  Debt securities, for which the Company has the positive intent and ability to hold to maturity, are reported at amortized cost. On occasion, the Company may transfer securities from AFS to HTM at fair value on the date of transfer.

Another material estimate that is particularly susceptible to significant change relates to the determination of the allowance for credit losses. Management believes that the allowance for credit losses at  March 31, 2024 is adequate and reasonable to cover expected losses. Given the subjective nature of identifying and estimating loan losses, it is reasonably possible that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount. While management uses available information to recognize losses on loans, changes in current economic conditions and reasonable and supportable forecasts may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The methodology to analyze the adequacy of the ACL is based on seven primary components:

●	Data: The quality of the Company’s data is critically important as a foundation on which the ACL estimate is generated. For its estimate, the Company uses both internal and external data with a preference toward internal data where possible. Data is complete, accurate, and relevant, and subjected to appropriate governance and controls.
●	Segmentation: Financial assets are segmented based on similar risk characteristics.
●	Estimated term of financial assets: The estimated term of financial assets is a significant driver of ACL estimates. Financial assets or pools of financial assets with shorter estimated maturities typically result in a lower reserve than those with longer estimated maturities. As the average life of a financial asset or pool of assets increases, there generally is a corresponding increase to the ACL estimate because the likelihood of default is considered over a longer time frame. As such, pool-based assumptions for a pool’s estimated term (i.e., average life) are based on the contractual maturity of the financial assets within the pool and adjusted in accordance with GAAP, if appropriate. Key assumptions for the estimated term of financial assets are prepayment rates for amortizing financial assets and curtailment rates for non-amortizing financial assets.
●	Credit loss measurement method: Multiple measurement methods for estimating ACLs are allowable per ASC Topic 326. The Company applies different estimation methods to different groups of financial assets. The discounted cash flow method is used for the Commercial & Industrial, Commercial Real Estate Non-Owner Occupied, Commercial Real Estate Owner Occupied, Commercial Construction, Home Equity Installment Loan, Home Equity Line of Credit, Residential Real Estate, and Residential Construction pools. The weighted average remaining maturity (WARM) method is used for the Municipal, Non-Recourse Auto, Recourse Auto, Direct Finance Lease, and Consumer Other pools.
●	Reasonable and supportable forecasts: ASC Topic 326 requires Management to consider reasonable and supportable forecasts that affect expected collectability of financial assets. As such, the Company’s forecasts incorporate anticipated changes in the economic environment that may affect credit loss estimates over a time horizon when Management can reasonably support and document expectations. Forward-looking information may reflect positive or negative expectations relative to the current environment. As of the reporting date, management is using the median Federal Open Market Committee (FOMC) National Gross Domestic Product (GDP) and Unemployment Rate forecasts as well as the Federal Housing Finance Agency (FHFA) House Price Index (HPI) for its reasonable and supportable forecasts. The Company currently uses a 12 month (4 quarter) reasonable and supportable forecast period.
●	Reversion period: ASC Topic 326 does not require management to estimate a reasonable and supportable forecast for the entire estimated life of financial assets. Management may apply reversion techniques for the estimated life remaining after considering the reasonable and supportable forecast period, which allows Management to apply a historical loss rate to latter periods of the financial asset’s life. The Company currently uses a 12 month (4 quarter) straight-line reversion period.
●	Qualitative factor adjustments: The Company’s ACL estimate considers all significant factors relevant to the expected collectability of its financial assets as of the reporting date; Qualitative factors reflect the impact of conditions not captured elsewhere, such as the historical loss data or within the economic forecast. The qualitative considerations can be captured directly within measurement models or as additional components in the overall ACL methodologies. Currently, the Company uses the following qualitative factors:

o	levels of and trends in delinquencies and non-accrual loans;
o	levels of and trends in charge-offs and recoveries;
o	trends in volume and terms of loans;
o	changes in risk selection and underwriting standards;
o	changes in lending policies and legal and regulatory requirements;
o	experience, ability and depth of lending management;
o	national and local economic trends and conditions;
o	changes in credit concentrations; and
o	changes in underlying collateral.

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

2. New accounting pronouncements

In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323). The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The amendments are effective for the Company this reporting period with no impacts on the consolidated financial statements.

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

3. Accumulated other comprehensive income

The following tables illustrate the changes in accumulated other comprehensive income by component and the details about the components of accumulated other comprehensive income as of and for the periods indicated:

As of and for the three months ended March 31, 2024
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(40,760)	$(15,707)	$(56,467)

Other comprehensive loss before reclassifications, net of tax	(1,908)	-	(1,908)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	461	461
Net current-period other comprehensive loss	(1,908)	461	(1,447)
Ending balance	$(42,668)	$(15,246)	$(57,914)

As of and for the three months ended March 31, 2023
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(53,624)	$(17,528)	$(71,152)

Other comprehensive income before reclassifications, net of tax	7,761	-	7,761
Amounts reclassified from accumulated other comprehensive income, net of tax	1	452	453
Net current-period other comprehensive income	7,762	452	8,214
Ending balance	$(45,862)	$(17,076)	$(62,938)

Details about accumulated other	Amount reclassified from accumulated		Affected line item in the statement
comprehensive income components	other comprehensive income		where net income is presented
	For the three months ended March 31,
(dollars in thousands)	2024	2023

Unrealized (losses) gains on AFS debt securities	$-	$(1)	Gain (loss) on sale of investment securities
Amortization of unrealized loss on held-to-maturity securities	(584)	(572)	Interest income on investment securities
Total reclassifications for the period	(584)	(573)	Income before income taxes
Income tax effect	123	120	Provision for income taxes
Total reclassifications for the period	$(461)	$(453)	Net income

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

The Company did not record any allowance for credit losses on its available-for-sale or held-to-maturity securities. The Company excludes accrued interest receivable from the amortized cost basis of investment securities disclosed throughout this footnote. As of March 31, 2024 and December 31, 2023, accrued interest receivable for investment securities totaled $3.0 million and $3.4 million, respectively, and is included in accrued interest receivable line in the consolidated balance sheets. The amortized cost and fair value of investment securities at  March 31, 2024 and December 31, 2023 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
March 31, 2024
Held-to-maturity securities:
Agency - GSE	$81,656	$-	$(8,682)	$72,974
Obligations of states and political subdivisions	142,956	-	(21,957)	120,999

Total held-to-maturity securities	$224,612	$-	$(30,639)	$193,973

Available-for-sale debt securities:
Agency - GSE	$31,201	$-	$(3,770)	$27,431
Obligations of states and political subdivisions	137,025	-	(15,953)	121,072
MBS - GSE residential	220,189	-	(34,288)	185,901

Total available-for-sale debt securities	$388,415	$-	$(54,011)	$334,404

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2023
Held-to-maturity securities:
Agency - GSE	$81,382	$-	$(7,561)	$73,821
Obligations of states and political subdivisions	142,851	-	(19,496)	123,355

Total held-to-maturity securities	$224,233	$-	$(27,057)	$197,176

Available-for-sale debt securities:
Agency - GSE	$31,178	$-	$(3,633)	$27,545
Obligations of states and political subdivisions	138,217	1	(15,421)	122,797
MBS - GSE residential	226,240	-	(32,542)	193,698

Total available-for-sale debt securities	$395,635	$1	$(51,596)	$344,040

Some of the Company’s debt securities are pledged to secure trust funds, public deposits, short-term borrowings, FHLB advances, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law.

The amortized cost and fair value of debt securities at  March 31, 2024 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
Due in one year or less	$-	$-
Due after one year through five years	29,242	27,031
Due after five years through ten years	72,477	63,523
Due after ten years	122,893	103,419
Total held-to-maturity securities	$224,612	$193,973

Available-for-sale securities:
Debt securities:
Due in one year or less	$2,748	$2,666
Due after one year through five years	30,408	27,307
Due after five years through ten years	24,939	21,109
Due after ten years	109,807	97,421

MBS - GSE residential	220,189	185,901
Total available-for-sale debt securities	$388,091	$334,404

There was a $0.3 million increase to the carrying value of municipal AFS securities resulting from the interest rate swap that was not included in the maturity table above.

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

Securities pledged at March 31, 2024 had a carrying amount of $404.8 million and were pledged to secure public deposits, trust client deposits, borrowings and derivative instruments.

The following table presents the fair value and gross unrealized losses of debt securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of  March 31, 2024 and December 31, 2023:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

March 31, 2024
Agency - GSE	$-	$-	$100,405	$(12,452)	$100,405	$(12,452)
Obligations of states and political subdivisions	1,611	(35)	240,460	(37,551)	242,071	(37,586)
MBS - GSE residential	-	-	185,901	(33,964)	185,901	(33,964)
Total	$1,611	$(35)	$526,766	$(83,967)	$528,377	$(84,002)
Number of securities	3		415		418

December 31, 2023
Agency - GSE	$-	$-	$101,366	$(11,194)	$101,366	$(11,194)
Obligations of states and political subdivisions	781	(22)	244,224	(33,814)	245,005	(33,836)
MBS - GSE residential	-	-	193,698	(31,462)	193,698	(31,462)
Total	$781	$(22)	$539,288	$(76,470)	$540,069	$(76,492)
Number of securities	2		414		416

There were $0.6 million and $2.2 million increases to the carrying value of AFS securities resulting from the interest rate swap that increased the unrealized loss position at March 31, 2024 and December 31, 2023 that were not included in the table above.

The Company had 418 debt securities in an unrealized loss position at  March 31, 2024, including 46 agency-GSE securities, 135 MBS – GSE residential securities and 237 municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at  March 31, 2024: 11.03% for agency - GSE, 15.45% for total MBS-GSE residential; and 13.44% for municipals. Management has no intent to sell any securities in an unrealized loss position as of March 31, 2024.

The Company reassessed classification of certain investments and effective April 1, 2022, the Company transferred agency and municipal investment securities with a book value of $245.5 million from available-for-sale to held-to-maturity. The securities were transferred at their fair value. The market value of the securities on the date of the transfer was $221.7 million, after netting unrealized losses totaling $18.9 million. The $18.9 million, net of deferred taxes, is being accreted into interest income from other comprehensive income over the life of the bonds. The allowance for credit losses on these securities was evaluated under the accounting policy for HTM debt securities.

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

5. Loans and leases

The classifications of loans and leases at  March 31, 2024 and December 31, 2023 are summarized as follows:

(dollars in thousands)	March 31, 2024	December 31, 2023
Commercial and industrial:
Commercial	$152,953	$152,640
Municipal	113,058	94,724
Commercial real estate:
Non-owner occupied	305,962	311,565
Owner occupied	299,394	304,399
Construction	48,473	39,823
Consumer:
Home equity installment	55,626	56,640
Home equity line of credit	52,564	52,348
Auto loans - Recourse	10,980	10,756
Auto loans - Non-recourse	102,622	112,595
Direct finance leases	32,544	33,601
Other	16,045	16,500
Residential:
Real estate	475,712	465,010
Construction	33,174	36,536
Total	1,699,107	1,687,137
Less:
Allowance for credit losses on loans	(18,886)	(18,806)
Unearned lease revenue	(2,079)	(2,039)
Loans and leases, net	$1,678,142	$1,666,292

Total unamortized net costs and premiums included in loan totals were as follows:

(dollars in thousands)	March 31, 2024	December 31, 2023
Net unamortized fair value mark discount on acquired loans	$(6,015)	$(6,468)
Net unamortized deferred loan origination costs	4,966	4,930
Total	$(1,049)	$(1,538)

The Company excludes accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of March 31, 2024 and December 31, 2023, accrued interest receivable for loans totaled $6.4 million and $5.7 million, respectively, and is included in the accrued interest receivable line in the consolidated balance sheets and is excluded from the estimate of credit losses.

Direct finance leases include the lease receivable and the guaranteed lease residual. Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease. Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The approximate unpaid principal balance of mortgages serviced for others amounted to $479.3 million as of  March 31, 2024 and $477.7 million as of December 31, 2023. Mortgage servicing rights amounted to $1.4 million and $1.5 million as of  March 31, 2024 and December 31, 2023, respectively, and is included in other assets in the consolidated balance sheets.

Non-accrual loans

Non-accrual loans and loans past due over 89 days still accruing, segregated by class, at  March 31, 2024 and December 31, 2023, were as follows:

(dollars in thousands)	Non-accrual With No Allowance for Credit Loss	Non-accrual With an Allowance for Credit Loss	Total Non-accrual	Loans Past Due Over 89 Days Still Accruing
At March 31, 2024
Commercial and industrial:
Commercial	$-	$55	$55	$-
Municipal	-	-	-	-
Commercial real estate:
Non-owner occupied	525	-	525	-
Owner occupied	1,578	457	2,035	-
Consumer:
Home equity installment	79	-	79	-
Home equity line of credit	299	67	366	-
Auto loans - Recourse	-	-	-	-
Auto loans - Non-recourse	27	8	35	-
Direct finance leases	-	-	-	12
Other	-	24	24	-
Residential:
Real estate	438	-	438	-
Total	$2,946	$611	$3,557	$12

(dollars in thousands)	Non-accrual With No Allowance for Credit Loss	Non-accrual With an Allowance for Credit Loss	Total Non-accrual	Loans Past Due Over 89 Days Still Accruing
At December 31, 2023
Commercial and industrial:
Commercial	$39	$16	$55	$-
Municipal	-	-	-	-
Commercial real estate:
Non-owner occupied	252	-	252	-
Owner occupied	2,040	210	2,250	-
Construction	-		-
Consumer:
Home equity installment	70	-	70	-
Home equity line of credit	297	67	364	-
Auto loans - Recourse	-	-	-	-
Auto loans - Non-recourse	32	7	39	-
Direct finance leases	-	-	-	14
Other	-	-	-	-
Residential:
Real estate	278	-	278	-
Total	$3,008	$300	$3,308	$14

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

Loan modifications to borrowers experiencing financial difficulty

Occasionally, the Company modifies loans to borrowers in financial distress by providing interest rates below the market rate, temporary interest-only payment periods, term extensions at interest rates lower than the current market rate for new debt with similar risk and/or converting revolving credit lines to term loans. The Company typically does not forgive principal when modifying loans.

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

The following tables present the amortized cost basis of loans at  March 31, 2024 and March 31, 2023 that were both experiencing financial difficulty and modified during the three months ended March 31, 2024 and 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Loans modified during the three months ended:
(dollars in thousands)	March 31, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Commercial real estate:
Non-owner occupied	$-	$-	$849	$-	$-	$-	0.28%
Owner occupied	-	-	6,533	-	-	-	2.18%
Total	$-	$-	$7,382	$-	$-	$-

	Loans modified during the three months ended:
(dollars in thousands)	March 31, 2023
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Commercial real estate:
Non-owner occupied	$-	$-	$65	$3,261	$-	$-	1.07%
Total	$-	$-	$65	$3,261	$-	$-

The Company has not committed to lend additional amounts to the borrowers included in the previous tables.

Loans modified to borrowers experiencing financial difficulty are closely monitored to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the previous 12 months:

(dollars in thousands)	March 31, 2024
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due

Commercial and industrial:
Commercial	$15	$-	$-	$-	$-
Commercial real estate:
Non-owner occupied	849	-	-	-	-
Owner occupied	8,191	-	-	-	-
Total	$9,055	$-	$-	$-	$-

(dollars in thousands)	March 31, 2023
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due

Commercial real estate:
Non-owner occupied	$3,326	$-	$-	$-	$-
Total	$3,326	$-	$-	$-	$-

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2024 and 2023:

(dollars in thousands)	March 31, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Months)

Commercial real estate:
Non-owner occupied	$-	-%	3.0
Owner occupied	-	-	5.0

(dollars in thousands)	March 31, 2023
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Months)

Commercial real estate:
Non-owner occupied	$-	6.13%	6.0

There were no financing receivables that had a payment default during the three months ended March 31, 2024 and 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

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

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
March 31, 2024	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial:
Commercial	$145	-	55	$200	$152,753	$152,953		$-
Municipal	-	-	-	-	113,058	113,058
Commercial real estate:
Non-owner occupied	-	285	525	810	305,152	305,962		-
Owner occupied	72	70	2,035	2,177	297,217	299,394		-
Construction	-	-	-	-	48,473	48,473		-
Consumer:
Home equity installment	164	-	79	243	55,383	55,626		-
Home equity line of credit	89	-	366	455	52,109	52,564		-
Auto loans - Recourse	46	-	-	46	10,934	10,980		-
Auto loans - Non-recourse	519	13	35	567	102,055	102,622		-
Direct finance leases	211	-	12	223	30,242	30,465	(2)	12
Other	118	9	24	151	15,894	16,045		-
Residential:
Real estate	-	430	438	868	474,844	475,712		-
Construction	-	-	-	-	33,174	33,174		-
Total	$1,364	$807	$3,569	$5,740	$1,691,288	$1,697,028		$12

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $2.1 million. (3) Includes net deferred loan costs of $5.0 million.

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2023	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial
Commercial	$77	$16	$55	$148	$152,492	$152,640		$-
Municipal	-	-	-	-	94,724	94,724
Commercial real estate:
Non-owner occupied	85	65	252	402	311,163	311,565		-
Owner occupied	1,875	104	2,250	4,229	300,170	304,399		-
Construction	-	-	-	-	39,823	39,823		-
Consumer:
Home equity installment	105	150	70	325	56,315	56,640		-
Home equity line of credit	60	92	364	516	51,832	52,348		-
Auto loans - Recourse	86	1	-	87	10,669	10,756		-
Auto loans - Non-recourse	417	48	39	504	112,091	112,595		-
Direct finance leases	548	-	14	562	31,000	31,562	(2)	14
Other	30	4	-	34	16,466	16,500		-
Residential:
Real estate	42	682	278	1,002	464,008	465,010		-
Construction	-	-	-	-	36,536	36,536		-
Total	$3,325	$1,162	$3,322	$7,809	$1,677,289	$1,685,098		$14

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $2.0 million. (3) Includes net deferred loan costs of $4.9 million.

Credit Quality Indicators

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

The following table presents loans including $5.0 million and $4.9 million of deferred costs, segregated by class and vintage, categorized into the appropriate credit quality indicator category as of  March 31, 2024 and December 31, 2023, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

As of  March 31, 2024

(dollars in thousands)

March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk Rating
Pass	$5,443	$29,235	18,316	15,459	4,978	18,956	52,436	$-	$144,823
Special Mention	-	-	139	193	-	-	-	-	332
Substandard	-	-	259	6,338	17	353	831	-	7,798
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	$5,443	$29,235	$18,714	$21,990	$4,995	$19,309	$53,267	$-	$152,953
Current period gross write-offs	$-	$-	$-	$30	$-	$84	$-	$-	$114

Commercial and industrial - municipal
Risk Rating
Pass	$16,861	$26,778	$15,758	$21,783	$12,996	$18,882	$-	$-	$113,058
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial - municipal	$16,861	$26,778	$15,758	$21,783	$12,996	$18,882	$-	$-	$113,058
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - non-owner occupied
Risk Rating
Pass	$3,814	$33,675	38,013	70,006	41,912	102,540	$7,269	$-	$297,229
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	688	125	7,920	-	-	8,733
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	$3,814	$33,675	$38,013	$70,694	$42,037	$110,460	$7,269	$-	$305,962
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied
Risk Rating
Pass	$1,922	29,866	58,559	45,279	28,676	104,280	10,805	$-	$279,387
Special Mention	-	-	-	486	-	-	-	-	486
Substandard		-	6,740	512	527	11,156	586	-	19,521
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	$1,922	$29,866	$65,299	$46,277	$29,203	$115,436	$11,391	$-	$299,394
Current period gross write-offs	$-	$-	$-	$-	$-	$5	$-	$-	$5

Commercial real estate - construction
Risk Rating
Pass	$4,846	$21,758	$17,216	$-	$-	$3,689	$964	$-	$48,473
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - construction	$4,846	$21,758	$17,216	$-	$-	$3,689	$964	$-	$48,473
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

As of March 31, 2024

(dollars in thousands)

March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Home equity installment
Payment performance
Performing	$1,416	$8,372	$17,214	$9,081	$7,501	$11,963	$-	$-	$55,547
Non-performing	-	-	-	-	-	79	-	-	79
Total home equity installment	$1,416	$8,372	$17,214	$9,081	$7,501	$12,042	$-	$-	$55,626
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity line of credit
Payment performance
Performing	$-	$-	$-	$-	$-	$-	$41,497	$10,701	$52,198
Non-performing	-	-	-	-	-	-	366	-	366
Total home equity line of credit	$-	$-	$-	$-	$-	$-	$41,863	$10,701	$52,564
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Auto loans - recourse
Payment performance
Performing	$1,236	$3,029	$1,779	$2,540	$1,678	$718	$-	$-	$10,980
Non-performing	-	-	-	-	-	-	-	-	-
Total auto loans - recourse	$1,236	$3,029	$1,779	$2,540	$1,678	$718	$-	$-	$10,980
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Auto loans - non-recourse
Payment performance
Performing	$1,375	$36,683	$38,441	$15,457	$6,823	$3,808	$-	$-	$102,587
Non-performing	-	-	12	4	-	19	-	-	35
Total auto loans - non-recourse	$1,375	$36,683	$38,453	$15,461	$6,823	$3,827	$-	$-	$102,622
Current period gross write-offs	$-	$15	$29	$6	$3	$-	$-	$-	$53

Direct finance leases (1)
Payment performance
Performing	$2,852	$10,252	$9,776	$6,568	$935	$70	$-	$-	$30,453
Non-performing	-	-	-	12	-	-	-	-	12
Total direct finance leases	$2,852	$10,252	$9,776	$6,580	$935	$70	$-	$-	$30,465
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer - other
Payment performance
Performing	$1,422	$7,244	$2,767	$1,770	$592	$898	$1,328	$-	$16,021
Non-performing	-	-	24	-	-	-	-	-	24
Total consumer - other	$1,422	$7,244	$2,791	$1,770	$592	$898	$1,328	$-	$16,045
Current period gross write-offs	$1	$15	$10	$10	$2	$16	$-	$-	$54

Residential real estate
Payment performance
Performing	$9,706	$52,897	$84,935	$139,372	$51,022	$137,342	$-	$-	$475,274
Non-performing	-	-	-	-	-	438	-	-	438
Total residential real estate	$9,706	$52,897	$84,935	$139,372	$51,022	$137,780	$-	$-	$475,712
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential - construction
Payment performance
Performing	$2,212	$12,642	$8,601	$6,420	$2,665	$634	$-	$-	$33,174
Non-performing	-	-	-	-	-	-	-	-	-
Total residential - construction	$2,212	$12,642	$8,601	$6,420	$2,665	$634	$-	$-	$33,174
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

(1) Net of unearned lease revenue of $2.1 million.

Commercial credit exposure

Credit risk profile by creditworthiness category

As of  December 31, 2023

(dollars in thousands)

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk Rating
Pass	$30,328	$19,115	22,820	4,848	6,922	12,156	53,758	$-	$149,947
Special Mention	-	597	288	-	-	55	30	-	970
Substandard	-	-	16	20	53	324	1,310	-	1,723
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	$30,328	$19,712	$23,124	$4,868	$6,975	$12,535	$55,098	$-	$152,640
Current period gross write-offs	$-	$-	$300	$20	$-	$-	$-	$-	$320

Commercial and industrial - municipal
Risk Rating
Pass	$27,016	$13,933	$21,241	$13,137	$1,445	$17,952	$-	$-	$94,724
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial - municipal	$27,016	$13,933	$21,241	$13,137	$1,445	$17,952	$-	$-	$94,724
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - non-owner occupied
Risk Rating
Pass	$34,103	$37,508	71,209	42,692	17,390	89,860	$6,779	$-	$299,541
Special Mention	-	-	1,044	304	-	1,375	-	-	2,723
Substandard	-	65	1,063	129	566	7,478	-	-	9,301
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	$34,103	$37,573	$73,316	$43,125	$17,956	$98,713	$6,779	$-	$311,565
Current period gross write-offs	$-	$-	$-	$-	$-	$32	$-	$-	$32

Commercial real estate - owner occupied
Risk Rating
Pass	$29,429	59,132	47,240	29,377	24,636	84,423	9,731	$-	$283,968
Special Mention	-	199	554	-	-	-	125	-	878
Substandard		7,029	379	560	-	10,991	594	-	19,553
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	$29,429	$66,360	$48,173	$29,937	$24,636	$95,414	$10,450	$-	$304,399
Current period gross write-offs	$-	$-	$-	$-	$-	$59	$-	$-	$59

Commercial real estate - construction
Risk Rating
Pass	$15,075	$17,358	$852	$-	$-	$3,739	$2,799	$-	$39,823
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - construction	$15,075	$17,358	$852	$-	$-	$3,739	$2,799	$-	$39,823
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

As of December 31, 2023

(dollars in thousands)

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Home equity installment
Payment performance
Performing	$8,581	$17,890	$9,487	$7,988	$3,832	$8,792	$-	$-	$56,570
Non-performing	-	-	-	-	-	70	-	-	70
Total home equity installment	$8,581	$17,890	$9,487	$7,988	$3,832	$8,862	$-	$-	$56,640
Current period gross write-offs	$-	$-	$-	$-	$-	$26	$-	$-	$26

Home equity line of credit
Payment performance
Performing	$-	$-	$-	$-	$-	$-	$40,939	$11,045	$51,984
Non-performing	-	-	-	-	-	-	364	-	364
Total home equity line of credit	$-	$-	$-	$-	$-	$-	$41,303	$11,045	$52,348
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Auto loans - recourse
Payment performance
Performing	$3,120	$1,957	$2,834	$1,926	$765	$154	$-	$-	$10,756
Non-performing	-	-	-	-	-	-	-	-	-
Total auto loans - recourse	$3,120	$1,957	$2,834	$1,926	$765	$154	$-	$-	$10,756
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Auto loans - non-recourse
Payment performance
Performing	$39,673	$42,059	$17,314	$8,162	$3,999	$1,349	$-	$-	$112,556
Non-performing	-	-	3	17	-	19	-	-	39
Total auto loans - non-recourse	$39,673	$42,059	$17,317	$8,179	$3,999	$1,368	$-	$-	$112,595
Current period gross write-offs	$3	$7	$105	$36	$15	$-	$-	$-	$166

Direct finance leases (1)
Payment performance
Performing	$11,569	$10,728	$7,508	$1,660	$83	$-	$-	$-	$31,548
Non-performing	-	-	14	-	-	-	-	-	14
Total direct finance leases	$11,569	$10,728	$7,522	$1,660	$83	$-	$-	$-	$31,562
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer - other
Payment performance
Performing	$8,127	$3,266	$1,963	$705	$368	$762	$1,309	$-	$16,500
Non-performing	-	-	-	-	-	-	-	-	-
Total consumer - other	$8,127	$3,266	$1,963	$705	$368	$762	$1,309	$-	$16,500
Current period gross write-offs	$125	$77	$16	$7	$17	$29	$-	$-	$271

Residential real estate
Payment performance
Performing	$53,604	$80,516	$137,620	$51,710	$29,859	$111,423	$-	$-	$464,732
Non-performing	-	-	-	-	-	278	-	-	278
Total residential real estate	$53,604	$80,516	$137,620	$51,710	$29,859	$111,701	$-	$-	$465,010
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential - construction
Payment performance
Performing	$10,733	$13,084	$9,267	$2,675	$343	$434	$-	$-	$36,536
Non-performing	-	-	-	-	-	-	-	-	-
Total residential - construction	$10,733	$13,084	$9,267	$2,675	$343	$434	$-	$-	$36,536
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

(2)  Net of unearned lease revenue of $2.0 million.

Collateral dependent loans

Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the financial asset is expected to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. The following table presents the individually evaluated, collateral dependent loans as of March 31, 2024 and December 31, 2023:

(dollars in thousands)	Real Estate	Other	Total Collateral-Dependent Loans
At March 31, 2024
Commercial and industrial:
Commercial	$-	$55	$55
Commercial real estate:
Non-owner occupied	525	-	525
Owner occupied	2,035	-	2,035
Consumer:
Home equity installment	79	-	79
Home equity line of credit	366	-	366
Auto loans - Non-recourse	-	35	35
Other	24	-	24
Residential:
Real estate	438	-	438
Total	$3,467	$90	$3,557

(dollars in thousands)	Real Estate	Other	Total Collateral-Dependent Loans
At December 31, 2023
Commercial and industrial:
Commercial	$-	$55	$55
Commercial real estate:
Non-owner occupied	252	-	252
Owner occupied	2,250	-	2,250
Consumer:
Home equity installment	70	-	70
Home equity line of credit	364	-	364
Auto loans - Non-recourse	-	39	39
Residential:
Real estate	278	-	278
Total	$3,214	$94	$3,308

Allowance for credit losses

Management continually evaluates the credit quality of the Company’s loan portfolio and performs a formal review of the adequacy of the allowance for credit losses (ACL) on a quarterly basis. The allowance reflects management’s best estimate of the amount of credit losses in the loan portfolio.

Information related to the change in the allowance for credit losses on loans and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the three months ended March 31, 2024
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$1,850	$8,835	$2,391	$5,694	$36	$18,806
Charge-offs	(114)	(5)	(107)	-	-	(226)
Recoveries	2	155	22	2	-	181
Provision (benefit) for credit losses	166	(161)	(43)	150	13	125
Ending balance	$1,904	$8,824	$2,263	$5,846	$49	$18,886

As of and for the three months ended March 31, 2023
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,924	$7,162	$2,827	$4,169	$67	$17,149
Impact of adopting ASC 326	278	756	(547)	198	(67)	618
Initial allowance on loans purchased with credit deterioration	-	126	-	-	-	126
Charge-offs	(170)	(32)	(101)	-	-	(303)
Recoveries	20	39	72	9	-	140
Provision (benefit) for loan losses	(502)	106	197	307	72	180
Ending balance	$2,550	$8,157	$2,448	$4,683	$72	$17,910

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

The Company's allowance for credit losses on unfunded commitments is recognized as a liability on the consolidated balance sheets, with adjustments to the reserve recognized in the provision for credit losses on unfunded commitments on the consolidated statements of income. The Company's activity in the allowance for credit losses on unfunded commitments for the period was as follows:

(dollars in thousands)	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Beginning balance	$944	$49
Impact of adopting ASC 326	-	1,060
Provision (benefit) for credit losses	(50)	225
Ending balance	$894	$1,334

Direct finance leases

The Company originates direct finance leases through three automobile dealerships. The amortized cost of the Company’s lease receivables, net of unearned income, was $5.8 million and $6.1 million as of  March 31, 2024 and December 31, 2023, respectively. The residual value of the direct finance leases is fully guaranteed by the dealerships. Residual values amounted to $24.2 million and $25.1 million at  March 31, 2024 and December 31, 2023, respectively, and are included in the amortized cost of direct finance leases. As of March 31, 2024, there was also $478 thousand in deferred lease expense included in the carrying value of direct finance leases that is not included in the table below.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2024	$10,128
2025	13,162
2026	6,410
2027	2,271
2028	95
2029 and thereafter	-
Total future minimum lease payments receivable	32,066
Less: Unearned income	(2,079)
Undiscounted cash flows to be received	$29,987

6. Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards. The Company maintains one active share-based compensation plan that may generate additional potentially dilutive common shares. For granted and unexercised stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued SSARs were exercised and converted into common stock. As of the three months ended March 31, 2024, there was 9,199 potentially dilutive shares related to issued and unexercised SSARs compared to 20,188 for the same 2023 period. The calculation did not include 46,423 weighted average unexercised SSARs that could potentially dilute earnings per share but their effect was antidilutive as of the three months ended  March 31, 2024. For restricted stock, dilution would occur from the Company’s previously granted but unvested shares. There were 30,190 potentially dilutive shares related to unvested restricted share grants as of the three months ended March 31, 2024 compared to 22,292 for the same 2023 period.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended March 31,
	2024	2023
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$5,057	$7,040
Weighted-average common shares outstanding	5,722,232	5,649,623
Basic EPS	$0.88	$1.25

Diluted EPS:
Net income available to common shareholders	$5,057	$7,040
Weighted-average common shares outstanding	5,722,232	5,649,623
Potentially dilutive common shares	39,389	42,480
Weighted-average common and potentially dilutive shares outstanding	5,761,621	5,692,103
Diluted EPS	$0.88	$1.24

7. Stock plans

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

As delineated in the following table, during the first quarter of 2024, the Company approved a LTIP and awarded 12,429 shares of restricted stock to senior officers and managers in February 2024 based on 2023 performance.

As delineated in the following table, during the first quarter of 2023, the Company approved a LTIP and awarded 17,684 shares of restricted stock to senior officers and managers in February 2023 based on 2022 performance.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended March 31, 2024 and 2023 under the 2022 stock incentive plan:

	March 31, 2024			March 31, 2023
			Weighted-			Weighted-
	Shares		average grant	Shares		average grant
	granted		date fair value	granted		date fair value

Omnibus plan	10,000	(2)	$46.96	18,000	(2)	$49.43
Omnibus plan	1,558	(2)	46.96	17,684	(3)	49.43
Omnibus plan	10,871	(3)	46.96	50	(1)	49.43
Omnibus plan	50	(1)	46.96	-		-
Total	22,479		$46.96	35,734		$49.43

(1) Vest after 1 year (2) Vest after 3 years – 33% each year (3) Vest fully after 3 years

The fair value of the shares granted in 2024 and 2023 was calculated using the grant date closing stock price.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 & 2022 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2023	12,519	61,200	73,719	$50.03
Granted	-	22,479	22,479	46.96
Forfeited	-	(372)	(372)	49.48
Vested	(7,719)	(17,585)	(25,304)	51.05
Non-vested balance at March 31, 2024	4,800	65,722	70,522	$48.69

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2023	64,326	$11.59	3.8
Granted	-
Exercised	-
Forfeited	-
Outstanding March 31, 2024	64,326	$11.59	3.6

Of the SSARs outstanding at March 31, 2024, all SSARs vested and were exercisable.

During the first three months of 2024 and 2023, there were no SSARs exercised.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three months ended March 31, 2024 and 2023 and the unrecognized stock-based compensation expense as of March 31, 2024:

	Three months ended March 31,
(dollars in thousands)	2024	2023
Stock-based compensation expense:
2012 Director stock incentive plan	$79	$114
2012 Omnibus stock incentive plan	88	141
2022 Omnibus stock incentive plan	166	156
Employee stock purchase plan	126	34
Total stock-based compensation expense	$459	$445

As of
(dollars in thousands)	March 31, 2024
Unrecognized stock-based compensation expense:
2012 Director stock incentive plan	$210
2012 Omnibus stock incentive plan	216
2022 Omnibus stock incentive plan	2,008
Total unrecognized stock-based compensation expense	$2,434

The unrecognized stock-based compensation expense as of March 31, 2024 will be recognized ratably over the periods ended February 2025, February 2025 and February 2027 for the 2012 Director Stock Incentive Plan, 2012 Omnibus Stock Incentive Plan and 2022 Omnibus Stock Incentive Plan, respectively.

In addition to the 2022 stock incentive plan, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined. As of March 31, 2024,108,591 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

March 31, 2024
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$72,733	$72,733	$72,733	$-	$-
Held-to-maturity securities	224,612	193,973	-	193,973	-
Available-for-sale debt securities	334,404	334,404	-	334,404	-
Restricted investments in bank stock	3,959	3,959	-	3,959	-
Loans and leases, net	1,678,142	1,529,828	-	-	1,529,828
Loans held-for-sale	271	277	-	277	-
Accrued interest receivable	9,398	9,398	-	9,398	-
Interest rate swaps	210	210	-	210	-
Financial liabilities:
Deposits with no stated maturities	1,946,488	1,946,488	-	1,946,488	-
Time deposits	269,508	266,635	-	266,635	-
Short-term borrowings	25,000	25,000	-	25,000	-
Secured borrowings	7,299	7,802	-	-	7,802
Accrued interest payable	2,369	2,369	-	2,369	-
Interest rate swaps	857	857	-	857	-

December 31, 2023
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$111,949	$111,949	$111,949	$-	$-
Held-to-maturity securities	224,233	197,176	-	197,176	-
Available-for-sale debt securities	344,040	344,040	-	344,040	-
Restricted investments in bank stock	3,905	3,905	-	3,905	-
Loans and leases, net	1,666,292	1,532,195	-	-	1,532,195
Loans held-for-sale	1,457	1,483	-	1,483	-
Accrued interest receivable	9,092	9,092	-	9,092	-
Interest rate swaps	171	171	-	171	-
Financial liabilities:
Deposits with no stated maturities	1,945,456	1,945,456	-	1,945,456	-
Time deposits	212,969	210,423	-	210,423	-
Short-term borrowings	117,000	117,010	-	117,010	-
Secured borrowings	7,372	8,067	-	-	8,067
Accrued interest payable	3,042	3,042	-	3,042	-
Interest rate swaps	2,332	2,332	-	2,332	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Agency - GSE	$27,431	$-	$27,431	$-
Obligations of states and political subdivisions	121,072	-	121,072	-
MBS - GSE residential	185,901	-	185,901	-
Total available-for-sale debt securities	$334,404	$-	$334,404	$-
Interest rate swaps	210	-	210	-
Total assets	$334,614	$-	$334,614	$-

Liabilities:
Interest rate swaps	$857	$-	$857	$-
Total liabilities	$857	$-	$857	$-

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Agency - GSE	$27,545	$-	$27,545	$-
Obligations of states and political subdivisions	122,797	-	122,797	-
MBS - GSE residential	193,698	-	193,698	-
Total available-for-sale debt securities	$344,040	$-	$344,040	$-
Interest rate swaps	171	-	171	-
Total assets	$344,211	$-	$344,211	$-

Liabilities:
Interest rate swaps	$2,332	$-	$2,332	$-
Total liabilities	$2,332	$-	$2,332	$-

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

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending  March 31, 2024 and December 31, 2023, respectively.

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

			Quoted prices in	Significant other	Significant other
		Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	Valuation techniques	at March 31, 2024	(Level 1)	(Level 2)	(Level 3)

Individually evaluated loans	Fair value of collateral appraised value	$392	$-	$-	$392
Other real estate owned	Fair value of asset less selling costs	220	-	-	220
Total		$612	$-	$-	$612

			Quoted prices in	Significant other	Significant other
		Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)		at December 31, 2023	(Level 1)	(Level 2)	(Level 3)

Individually evaluated loans	Fair value of collateral appraised value	$120	$-	$-	$120
Other real estate owned	Fair value of asset less selling costs	1	-	-	1
Total		$121	$-	$-	$121

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

At  March 31, 2024 and December 31, 2023, the range of liquidation expenses and other valuation adjustments applied to individually evaluated, collateral dependent loans ranged from -25.18% to -34.02% and from -31.47% to -31.47%, respectively. The weighted average of liquidation expenses and other valuation adjustments applied to individually evaluated, collateral dependent loans amounted to -27.29% as of March 31, 2024 and -31.47% as of December 31, 2023, respectively. Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed. Accordingly, fair value estimates for individually evaluated, collateral dependent loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable. Appraisals form the basis for determining the net realizable value from these properties. Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business. Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions. Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs. These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions. At  March 31, 2024 and December 31, 2023, the discounts applied to the appraised values of ORE ranged from -29.23% to -77.60% and from -77.60% to -77.60%, respectively. As of  March 31, 2024 and December 31, 2023, the weighted average of discount to the appraisal values of ORE amounted to -29.84% and -77.60%, respectively.

At  March 31, 2024 and December 31, 2023, there were no other repossessed assets. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.

9. Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers. The policies are recorded at their cash surrender values. Increases in cash surrender values are included in non-interest income in the consolidated statements of income. The policies’ cash surrender value totaled $54.9 million and $54.6 million, respectively, as of  March 31, 2024 and December 31, 2023 and is reflected as an asset on the consolidated balance sheets. During the first quarter of 2023, the Company received $0.9 million in proceeds from a BOLI death claim, of which $0.8 million was return of cash surrender value and $0.1 million was additional income which was recorded in fees and other revenue on the consolidated statements of income.  For the three months ended March 31, 2024 and 2023, the Company has recorded income of $0.3 million and $0.3 million, respectively, due to an increase in cash surrender values.

Officer Life Insurance

The Bank enters into separate split dollar life insurance arrangements (Split Dollar Agreements) with certain officers which provide each officer a specified death benefit should the officer die while in the Bank’s employ. The Bank owns the policies and all cash values thereunder. Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary. As of March 31, 2024, the policies had total death benefits of $54.9 million of which $8.8 million would be paid to the officer’s beneficiaries and the remaining $46.1 million would be paid to the Bank. In addition, four executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met. As of  March 31, 2024 and December 31, 2023, the Company had a balance in accrued expenses of $376 thousand and $352 thousand, respectively, for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement. On March 20, 2019, the Bank entered into a SERP Agreement with one officer, pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2019 until normal retirement age. As a result of the acquisition of Landmark, the Company acquired a SERP agreement with one former employee. As of  March 31, 2024 and December 31, 2023, the Company had a balance in accrued expenses of $4.5 million and $4.4 million in connection with these SERPs.

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

Contract balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before the payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity already received payment (or payment is due) from the customer. The Company’s non-interest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company typically does not enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of  March 31, 2024 and December 31, 2023, the Company did not have any significant contract balances.

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

The Company’s operating leases, where the Company is lessee, include property, land and equipment. As of March 31, 2024, ten of the Company’s branch properties, one future branch property and one administrative office were leased under operating leases. In four of the branch leases, the Company leases the land from an unrelated third party, and the buildings are the Company’s own capital improvement. The Company also leases two standalone ATMs under operating leases. Additionally, the Company has one property lease and four equipment leases classified as finance leases.

The following is an analysis of the leased property under finance leases:

(dollars in thousands)	March 31, 2024	December 31, 2023

Property and equipment	$2,014	$2,014
Less accumulated depreciation and amortization	(898)	(841)
Leased property under finance leases, net	$1,116	$1,173

The following is a schedule of future minimum lease payments under finance leases together with the present value of the net minimum lease payments as of March 31, 2024:

(dollars in thousands)	Amount

2024	$187
2025	233
2026	222
2027	222
2028	199
2029 and thereafter	162
Total minimum lease payments (a)	1,225
Less amount representing interest (b)	(74)
Present value of net minimum lease payments	$1,151

(a)	The future minimum lease payments have not been reduced by estimated executory costs (such as taxes and maintenance) since this amount was deemed immaterial by management.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate upon lease inception.

As of March 31, 2024, the Company leased its Green Ridge, Pittston, Peckville, Back Mountain, Mountain Top, Abington, Nazareth, Easton, Bethlehem and Wyoming branches under the terms of operating leases. During 2022, the Company entered into a new lease of administrative office space in Scranton. During 2024, the Company recorded a new lease for a future branch relocation which is under construction in Easton. Common area maintenance is included in variable lease payments in the table below. The Abington branch has variable lease payments which are calculated as a percentage of the national prime rate of interest and are expensed as incurred. The Easton branch has variable lease payments that increase annually and are expensed as incurred.

The following describes lease cost and other information about leases where the Company is the lessee as of the periods indicated:

(dollars in thousands)	March 31, 2024	March 31, 2023
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$57	$60
Interest on lease liabilities	7	5
Operating lease cost	178	192
Short-term lease cost	20	22
Variable lease cost	12	17
Total lease cost	$274	$296

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$7	$5
Operating cash flows from operating leases (Fixed payments)	$175	$176
Operating cash flows from operating leases (Liability reduction)	$97	$94
Financing cash flows from finance leases	$49	$59
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,391	$-
Weighted-average remaining lease term - finance leases (in years)	5.37	6.39
Weighted average remaining lease term - operating leases (in years)	21.73	20.48
Weighted-average discount rate - finance leases	2.52%	1.70%
Weighted-average discount rate - operating leases	3.95%	3.39%

During the first quarter of 2024, $268 thousand of the total lease cost was included in premises and equipment expense and $6 thousand was included in other expenses on the consolidated statements of income. During the first quarter of 2023, $290 thousand of the total lease cost was included in premises and equipment expense and $6 thousand was included in other expenses on the consolidated statements of income. Operating lease expense is recognized on a straight-line basis over the lease term. We recognized both the interest expense and amortization expense for finance leases in premises and equipment expense since the interest expense portion was immaterial.

The future minimum lease payments for the Company’s branch network and equipment under operating leases that have lease terms in excess of one year as of March 31, 2024 are as follows:

(dollars in thousands)	Amount

2024	$511
2025	662
2026	669
2027	679
2028	689
2029 and thereafter	12,219
Total future minimum lease payments	15,429
Less variable payment adjustment	(172)
Less amount representing interest	(5,322)
Present value of net future minimum lease payments	$9,935

The Company leases one property, where the Company is lessor, under an operating lease to an unrelated party. The undiscounted cash flows to be received on an annual basis for the property are as follows:

(dollars in thousands)	Amount

2024	$43
2025	54
2026	54
2027	27
Total lease payments to be received	$178

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

	For the three months ended March 31,
(dollars in thousands)	2024	2023
Lease income - direct finance leases
Interest income on lease receivables	$313	$320

Lease income - operating leases	8	12
Total lease income	$321	$332

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

		Weighted
	Notional	Average Maturity	Interest Rate	Interest Rate
(dollars in thousands)	Amount	(Years)	Paid	Received	Fair Value
March 31, 2024
Classified in Other assets:
Customer interest rate swaps	$1,868	13.66	30 Day SOFR + Margin	Fixed	$210
Classified in Accrued interest payable and other liabilities:
Third party interest rate swaps	$1,868	13.66	Fixed	30 Day SOFR + Margin	$210

Interest rate derivative - fair value hedge designation

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. This interest rate swap is designated as a fair value hedge and limits the risk to the investment portfolio of rising interest rates. The Company entered into an interest rate swap with a third-party financial institution to convert fixed rate investment securities to an adjustable rate to produce a more asset sensitive profile. The Company recorded the fair value of the fair value hedge in other assets and accrued interest payable and other liabilities on the consolidated balance sheet. The hedged items (fixed rate securities available-for-sale) are also recorded at fair value which offsets the adjustment to the fair value hedge. The related gains and losses are reported in interest income investment securities - U.S. government agencies and corporations and interest income investment securities - state and political subdivisions (nontaxable) in the consolidated statements of income. For the three months ended March 31, 2024, there was $89 thousand in interest income investment securities - U.S. government agencies and corporations and $89 thousand in interest income investment securities - state and political subdivisions (nontaxable). A qualitative assessment of hedge effectiveness was applied at inception of the hedge. Future hedge effectiveness will be determined on a qualitative basis at least annually.  The hedge is expected to remain effective as long as the balance of the hedged item is projected to remain at or above the notional amount of the swap.

		Weighted
	Notional	Average Maturity
(dollars in thousands)	Amount	(Years)	Fair Value
March 31, 2024
Pay-fixed interest rate swap agreements - securities AFS	$100,000	2.5	$(647)

The Company had investment securities with a book value of $2.8 million pledged as collateral on its interest rate swaps with a third-party financial institution as of March 31, 2024.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of March 31, 2024 compared to December 31, 2023 and a comparison of the results of operations for the three months ended March 31, 2024 and 2023. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2023 Annual Report filed on Form 10-K.

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

As a leading Northeastern and Eastern Pennsylvania community bank, our goals are to enhance shareholder value while continuing to build a full-service community bank. We focus on growing our core business of retail and business lending and deposit gathering while maintaining strong asset quality and controlling operating expenses. We continue to implement management strategies to diversify earning assets (see “Funds Deployed” section of this management’s discussion and analysis) and to increase the amount of relationship core deposits (see “Funds Provided” section of this management’s discussion and analysis). These strategies include a greater level of commercial lending and the ancillary business products and services supporting our commercial customers’ needs as well as residential lending strategies and an array of consumer products. We focus on developing a full banking relationship with existing, as well as new business prospects. The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services. In addition, we explore opportunities to selectively expand and optimize our franchise footprint, consisting presently of our 21-branch network.

We are impacted by national, regional and market area economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties, and Eastern Pennsylvania, primarily Northampton county. The Federal Open Market Committee (FOMC) increased interest rates by 425 basis points during 2022 and another 100 basis points during 2023. According to the U.S. Bureau of Labor Statistics, the national unemployment rate for March 2024 was 3.8%, up 0.1 percentage point from December 2023. The unemployment rates in the Scranton - Wilkes-Barre – Hazleton (market area north) and the Allentown – Bethlehem – Easton (market area south) Metropolitan Statistical Areas (local) increased faster than the national unemployment rate. The local unemployment rates at March 31, 2024 were 4.0% in market area north and 3.6% in market area south, respectively, an increase of 0.5 percentage points and 0.4 percentage points from the 3.5% and 3.2%, respectively, at December 31, 2023. The median home values in the Scranton-Wilkes-Barre-Hazleton metro and Allentown-Bethlehem-Easton metro each increased 5.6% and 7.9% from a year ago, according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, and values are expected to grow 1.8% and 2.9% in the next year. In light of these expectations, we are uncertain if real estate values could continue to increase at these levels with the current elevated rate environment, however we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

For the three months ended March 31, 2024, net income was $5.1 million, or $0.88 diluted earnings per share, compared to $7.1 million, or $1.24 diluted earnings per share, for the three months ended March 31, 2023.

As of March 31, 2024 and March 31, 2023, tangible common book value per share (non-GAAP) was $29.80 and $27.33, respectively. See reconciliation on page 38. The increase in tangible book value was due primarily to an increase in retained earnings from net income. These non-GAAP measures should be reviewed in connection with the reconciliation of these non-GAAP ratios. See “Non-GAAP Financial Measures” located below within this management’s discussion and analysis.

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

In addition to the challenging economic environment in which we compete, the regulation and oversight of our business has changed significantly in recent years. As described more fully in Part II, Item 1A, “Risk Factors” below, as well as Part I, Item 1A, “Risk Factors,” and in the “Supervisory and Regulation” section of management’s discussion and analysis of financial condition and results of operations in our 2023 Annual Report filed on Form 10-K, certain aspects of the Dodd-Frank Wall Street Reform Act (Dodd-Frank Act) continue to have a significant impact on us.

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at March 31, 2024 and 2023.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

(dollars in thousands)	March 31, 2024	March 31, 2023
Interest income (GAAP)	$25,625	$22,338
Adjustment to FTE	747	760
Interest income adjusted to FTE (non-GAAP)	26,372	23,098
Interest expense (GAAP)	10,682	5,313
Net interest income adjusted to FTE (non-GAAP)	$15,690	$17,785

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

(dollars in thousands)	March 31, 2024	March 31, 2023
Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$13,689	$12,857

Net interest income (GAAP)	14,943	17,025
Plus: taxable equivalent adjustment	747	760
Non-interest income (GAAP)	4,572	4,489
Less: (Loss) gain on sales of securities	-	(1)
Net interest income (FTE) plus adjusted non-interest income (non-GAAP)	$20,262	$22,273
Efficiency ratio (non-GAAP)	67.56%	57.72%

The following table provides a reconciliation of the tangible common equity (non-GAAP) and the calculations of tangible book value per share and tangible common equity ratio:

(dollars in thousands)	March 31, 2024	March 31, 2023
Tangible Book Value per Share (non-GAAP)
Total assets (GAAP)	$2,468,896	$2,443,021
Less: Intangible assets, primarily goodwill	(20,728)	(21,071)
Tangible assets	2,448,168	2,421,950
Total shareholders' equity (GAAP)	191,635	175,887
Less: Intangible assets, primarily goodwill	(20,728)	(21,071)
Tangible common equity	$170,907	$154,816

Common shares outstanding, end of period	5,735,732	5,665,255
Tangible Common Book Value per Share (non-GAAP)	$29.80	$27.33
Tangible Common Equity Ratio (non-GAAP)	6.98%	6.39%
Unrealized losses on held-to-maturity securities, net of tax	(24,205)	(22,800)
Adjusted tangible common equity ratio (non-GAAP)	5.99%	5.45%

The following table provides a reconciliation of pre-provision net revenue (PPNR) to average assets (non-GAAP):

(dollars in thousands)	March 31, 2024	March 31, 2023
Pre-Provision Net Revenue to Average Assets
Income before taxes (GAAP)	$5,751	$8,252
Plus: Provision for credit losses	75	405
Total pre-provision net revenue (non-GAAP)	$5,826	8,657
Total (annualized) (non-GAAP)	$23,432	$35,110

Average assets	$2,451,168	$2,399,264
Pre-Provision Net Revenue to Average Assets (non-GAAP)	0.96%	1.46%

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

Comparison of the results of operations

three months ended March 31, 2024 and 2023

Overview

For the first quarter of 2024, the Company generated net income of $5.1 million, or $0.88 per diluted share, compared to $7.1 million, or $1.24 per diluted share, for the first quarter of 2023. The $2.0 million, or 28%, decrease in net income was primarily caused by a $2.1 million decrease in net interest income. The Company also had an increase of $0.8 million in non-interest expenses which were offset by a $0.5 million decrease in the provision for income taxes and a $0.3 million decrease in the provision for credit losses on loans and unfunded loan commitments.

Return on average assets (ROA) was 0.83% and 1.19% for the first quarters of 2024 and 2023, respectively. During the same time periods, return on average shareholders’ equity (ROE) was 10.71% and 17.00%, respectively. The decreases in ROA and ROE were primarily the result of the decline in net income during the first quarter of 2024. Pre-provision net revenue to average assets (non-GAAP) was 0.96% and 1.46% for the three months ended March 31, 2024 and 2023, respectively. For more information on the calculation of pre-provision net revenue to average assets, see “Non-GAAP Financial Measures” located above within this management’s discussion and analysis. The decrease was primarily due to a decline in pre-provision net revenue.

Net interest income and interest sensitive assets / liabilities

Net interest income (FTE) decreased $2.1 million, or 12%, from $17.0 million for the three months ended March 31, 2023 to $14.9 million for the three months ended March 31, 2024, due to interest expense increasing more than the increase in interest income. The $3.3 million growth in interest income was produced by the addition of $40.7 million in average interest-earning assets and the effect of a 46 basis point increase in FTE yields earned on those assets. The interest income growth stemmed from the loan portfolio due to average balance growth of $87.0 million and an additional 47 basis points in FTE yields which had the effect of producing $3.2 million more FTE interest income, despite $0.4 million less from fair value purchase accounting accretion during 2024. The average balance of interest-bearing deposits grew $24.8 million which resulted in $0.3 million in additional interest income during the first quarter of 2024. In the investment portfolio, the average balances of securities declined $69.7 million resulting in $0.2 million lower FTE interest income.

On the liability side, total interest-bearing liabilities increased $93.2 million in average balances with a 118 basis point increase in rates paid on these interest-bearing liabilities which caused interest expense to increase $5.4 million. Interest expense on deposits increased $5.3 million primarily due to a 123 basis point increase in rates paid on these deposits supplemented by an increase of $88.4 million in the average balance of interest-bearing deposits.

The FTE net interest rate spread decreased by 72 basis points and margin decreased by 44 basis points, respectively, for the three months ended March 31, 2024 compared to the same 2023 period. In the quarter-over-quarter comparison, the spread and margin decreased due to the rise in rates paid on interest-bearing liabilities which increased faster than the yields earned on interest-earning assets. The FTE spread and margin increased 1 basis point and 3 basis points when compared to the 2.00% and 2.66% recorded for the fourth quarter of 2023. The overall 193 basis points cost of funds for the three months ended March 31, 2024, which includes the impact of non-interest bearing deposits, increased 95 basis points compared to the same 2023 period. The primary reason for the increase was the higher rates paid on deposits compared to the same 2023 period due to the increases in market interest rates during the period.

The table that follows presents the quarterly ratios for yield on interest-earning assets, net interest margin and net interest spread for the periods indicated:

	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023
Yield on interest-earning assets (FTE) (non-GAAP)	4.52%	4.36%	4.18%	4.12%	4.06%
Net interest spread (FTE) (non-GAAP)	2.01%	2.00%	2.01%	2.28%	2.73%
Net interest margin (FTE) (non-GAAP)	2.69%	2.66%	2.63%	2.82%	3.13%

For the remainder of 2024, the Company currently expects to operate in a flat to modestly declining interest rate environment during the second half of the year. Management is primarily reliant on the Federal Open Market Committee's statements and forecast.  The Company’s net interest income performance has been reduced by asset yields being outpaced by higher cost of funds compressing net interest spread. The risk to net interest income improvement is rapid acceleration of deposit rates in the Company's market area. The FOMC increased the federal funds rate by 425 basis points during 2022 and another 100 basis points in 2023, which had a disproportional effect on rates paid on interest-bearing liabilities in 2024. On the asset side, the Prime interest rate, the benchmark rate that banks use as a base rate for adjustable rate loans was also increased 425 basis points during 2022 and another 100 basis points through 2023. Consensus economic forecasts are predicting gradual declines in short-term rates towards the end of 2024. For the remainder of 2024, the Company currently maintains a loan pipeline which is expected to grow the loan portfolio funded by borrowing capacity until such time deposit growth will be able to pay down short-term borrowings. The focus is to manage net interest income through an elevated forecasted rate cycle by exercising disciplined and proactive loan pricing and managing deposit costs to maintain a reasonable spread, to the extent possible, in order to mitigate further margin compression.

The Company’s cost of interest-bearing liabilities was 2.51% for the three months ended March 31, 2024, or 118 basis points higher than the cost for the same 2023 period. The increase in interest paid on deposits contributed to the higher cost of interest-bearing liabilities. The FOMC is expected to hold the federal funds rate at current levels in the immediate future, but the Company may continue to experience pressure to further increase rates paid on deposits. To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships and generate new loan volumes. Strategically deploying relationship deposits into interest earning-assets is an effective margin-preserving strategy that the Company expects to continue to pursue and expand to help stabilize net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the years indicated. Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for March 31, 2024 and 2023 to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments. This treatment allows a uniform comparison among yields on interest-earning assets. Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for credit losses. Home equity lines of credit (HELOC) are included in the residential real estate category since they are secured by real estate. Net deferred loan cost amortization of ($0.2 million) and ($0.2 million) for the three months ended March 31, 2024 and 2023, respectively, are included in interest income from loans. Merchants Bank of Bangor and Landmark Community Bank loan fair value purchase accounting adjustments of $0.5 million and $0.9 million are included in interest income from loans and $3 thousand and $11 thousand reduced interest expense on deposits and borrowings for the three months ended March 31, 2024 and 2023. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Residual values for direct finance leases are included in the average balances for consumer loans. Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets. Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

	Three months ended
(dollars in thousands)	March 31, 2024			March 31, 2023
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$28,680	$376	5.27%	$3,853	$31	3.29%
Restricted investments in bank stock	3,934	81	8.25	5,418	106	7.90
Investments:
Agency - GSE	112,677	407	1.45	112,925	413	1.49
MBS - GSE residential	223,736	1,081	1.94	249,001	1,107	1.80
State and municipal (nontaxable)	194,450	1,532	3.17	238,624	1,741	2.96
State and municipal (taxable)	86,105	443	2.07	86,075	446	2.10
Total investments	616,968	3,463	2.26	686,625	3,707	2.19
Loans and leases:
C&I and CRE (taxable)	796,830	12,233	6.17	761,197	10,669	5.68
C&I and CRE (nontaxable)	122,998	1,523	4.98	108,686	1,135	4.23
Consumer	221,397	2,657	4.83	235,559	2,424	4.17
Residential real estate	555,443	6,039	4.37	504,213	5,026	4.04
Total loans and leases	1,696,668	22,452	5.32	1,609,655	19,254	4.85
Total interest-earning assets	2,346,250	26,372	4.52%	2,305,551	23,098	4.06%
Non-interest earning assets	104,918			93,713
Total assets	$2,451,168			$2,399,264

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$667,620	$3,821	2.30%	$641,199	$1,321	0.84%
Savings and clubs	201,888	156	0.31	234,093	174	0.30
MMDA	525,210	3,589	2.75	543,470	2,551	1.90
Certificates of deposit	252,897	2,375	3.78	140,449	572	1.65
Total interest-bearing deposits	1,647,615	9,941	2.43	1,559,211	4,618	1.20
Secured borrowings	7,335	121	6.63	7,548	111	5.95
Short-term borrowings	53,952	620	4.62	48,937	584	4.84
Total interest-bearing liabilities	1,708,902	10,682	2.51%	1,615,696	5,313	1.33%
Non-interest bearing deposits	519,856			585,987
Non-interest bearing liabilities	32,434			29,652
Total liabilities	2,261,192			2,231,335
Shareholders' equity	189,976			167,929
Total liabilities and shareholders' equity	$2,451,168			$2,399,264
Net interest income - FTE		$15,690			$17,785

Net interest spread			2.01%			2.73%
Net interest margin			2.69%			3.13%
Cost of funds			1.93%			0.98%

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

	Three months ended March 31,
(dollars in thousands)	2024 compared to 2023			2023 compared to 2022
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$316	$29	$345	$(60)	$58	$(2)
Restricted investments in bank stock	(30)	5	(25)	30	45	75
Investments:
Agency - GSE	-	(6)	(6)	(28)	21	(7)
MBS - GSE residential	(113)	87	(26)	(82)	101	19
State and municipal	(229)	113	(116)	(187)	20	(167)
Total investments	(342)	194	(148)	(297)	142	(155)
Loans and leases:
Residential real estate	561	452	1,013	577	740	1,317
C&I and CRE	731	1,138	1,869	477	1,897	2,374
Consumer	(148)	381	233	376	175	551
Total loans and leases	1,144	1,971	3,115	1,430	2,812	4,242
Total interest income	1,088	2,199	3,287	1,103	3,057	4,160

Interest expense:
Deposits:
Interest-bearing checking	57	2,443	2,500	(59)	931	872
Savings and clubs	(24)	6	(18)	(1)	149	148
Money market	(88)	1,126	1,038	30	2,292	2,322
Certificates of deposit	692	1,111	1,803	6	448	454
Total deposits	637	4,686	5,323	(24)	3,820	3,796
Secured borrowings	(3)	13	10	(23)	69	46
Overnight borrowings	62	(26)	36	584	-	584
Total interest expense	696	4,673	5,369	537	3,889	4,426
Net interest income	$392	$(2,474)	$(2,082)	$566	$(832)	$(266)

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

For the three months ended March 31, 2024, the provision for credit losses on loans was $0.1 million partially offset by a net benefit in the provision for credit losses on unfunded loan commitments of $50 thousand. For the three months ended March 31, 2024, the provision for credit losses on loans declined $0.1 million compared to the three months ended March 31, 2023. The decrease in the provision for credit losses on loans was due to lower growth in the loan portfolio and a reduction in net charge-offs due to a recovery of $0.1 million on a commercial real estate loan.

For the three months ended March 31, 2024, the provision for credit losses on unfunded commitments decreased $0.3 million compared to the three months ended March 31, 2023. The change in the provision for credit losses on unfunded commitments was due to a reduction in unfunded commitments and a general decrease in loss rate and funding rate assumptions compared to the year earlier period.

The provision for credit losses derives from the reserve required from the allowance for credit losses calculation. The Company continued provisioning for three months ended March 31, 2024 to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for credit losses, see “Allowance for credit losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

Non-interest income totaled $4.6 million for the three months ended March 31, 2024, an increase of $0.1 million, or 2%, from the $4.5 million recorded for the three months ended March 31, 2023.  The increase was primarily due to $0.2 million higher trust fiduciary fees partially offset by $0.1 million recorded in income for a death claim on BOLI during the first quarter of 2023.

Operating expenses

For the three months ended March 31, 2024, non-interest expenses increased $0.8 million, or 6%, compared to the three months ended March 31, 2023, from $12.9 million to $13.7 million. The biggest contributor to this increase was a $0.6 million increase in salaries and employee benefit expenses primarily from higher salaries and group insurance expenses for merit increases and a competitive labor market. Professional service expenses grew $0.1 million due to additional consulting and ICS fees. The FDIC assessment expense increased $0.1 million due to the higher assessment rate for 2024. Partially offsetting these increases, advertising and marketing expenses declined $0.2 million primarily due to lower advertising costs and less in donations.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, were 1.50% and 1.41% for the three months ended March 31, 2024 and 2023. The expense ratio increased because of higher non-interest expenses. The efficiency ratio (non-GAAP) increased from 57.72% at March 31, 2023 to 67.56% at March 31, 2024 due to the decline in net interest income and higher non-interest expenses during the first quarter of 2024. For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Provision for income taxes

The provision for income taxes decreased $0.5 million, or 43%, for the three months ended March 31, 2024 compared to the same 2023 period due to tax credits from plug-in hybrid electric vehicles and lower income before taxes. The Company's effective tax rate was 12.1% at March 31, 2024 compared to 14.7% at March 31, 2023. The difference between the effective rate and the enacted statutory corporate rate of 21% is due mostly to the effect of tax-exempt income in relation to the level of pre-tax income. The decrease in the effective tax rate was primarily due to lower pre-tax income and the aforementioned tax credits. If the federal corporate tax rate is increased, the Company’s net deferred tax liabilities and deferred tax assets will be re-valued upon adoption of the new tax rate. A federal tax rate increase will increase net deferred tax assets with a corresponding decrease to provision for income taxes.

Comparison of financial condition at

 March 31, 2024 and December 31, 2023

Overview

Consolidated assets decreased $34.3 million to under $2.5 billion as of March 31, 2024 from over $2.5 billion as of December 31, 2023. The decrease in assets occurred primarily in cash and cash equivalents along with the investment portfolio partially offset by growth in the loan portfolio. Deposit growth was used to fund the loan portfolio and pay down short-term borrowings.

Funds Deployed:

Investment securities

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM). To date, management has not purchased any securities for trading purposes. Some of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them. The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions. Debt securities AFS are carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (AOCI). Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity. For the three months ended March 31, 2024, AOCI declined by $1.4 million primarily due to the change in fair value of the Company's investment securities.

On April 1, 2022, the Company transferred agency and municipal bonds with a book value of $245.5 million from AFS to HTM in order to apply the accounting for securities HTM to mitigate the effect AFS accounting has on the balance sheet. The bonds that were transferred had the highest price volatility and consisted of fixed-rate securities representing 70% of the agency portfolio, 70% of the taxable municipal portfolio each laddered out on the short to intermediate part of the yield curve and 35% of the tax-exempt municipal portfolio on the long end of the yield curve were identified as the best candidates given the Company’s ability to hold those bonds to maturity. The market value of the securities on the date of the transfer was $221.7 million, after netting unrealized losses totaling $18.9 million. The $18.9 million, net of deferred taxes, recorded discount will be accreted into interest income, offset by the amortization of previously recognized losses in AOCI, over the life of the bonds. As of March 31, 2024, the carrying value of held-to-maturity securities was $224.6 million, net of $15.2 million in remaining transferred discount.

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

During September 2023, the Company entered into a $100 million interest rate swap with a third-party financial institution to limit the risk to the investment portfolio of rising interest rates. The interest rate swap was designated as a fair value hedge and utilized a pay fixed interest rate swap to hedge the change in fair value attributable to the movement in the Secured Overnight Financing Rate ("SOFR"). The Company designated $50 million of the swap's notional balance as a hedge against the closed portfolio of 20-year mortgage-backed securities and $50 million as a hedge against the closed portfolio of tax-free municipal bonds. As of March 31, 2024, the Company recorded the fair value of the swap of $0.6 million in accrued interest payable and other liabilities on the consolidated balance sheet offset by a $0.6 million increase to the carrying value of designated investment securities.

As of March 31, 2024, the carrying value of investment securities amounted to $559.0 million, or 23% of total assets, compared to $568.3 million, or 23% of total assets, as of December 31, 2023. On March 31, 2024, 33% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations. The mortgage-backed securities portfolio includes only pass-through bonds issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association (GNMA).

The Company’s municipal (obligations of states and political subdivisions) portfolio is comprised of tax-free municipal bonds with a book value of $201.2 million ($181.2 million including the remaining net unrealized loss transferred on HTM securities) and taxable municipal bonds with a book value of $91.9 million ($82.8 million including the remaining net unrealized loss transferred on HTM securities). The overall credit ratings of these municipal bonds were as follows: 36% AAA, 62% AA, and 1% A. For municipal securities HTM, the Company utilized a third-party model to analyze whether a credit loss reserve is needed for these bonds. The amount of the credit loss reserve calculated was immaterial because of the underlying strong credit quality of the municipal portfolio.

During the first quarter of 2024, the carrying value of total investments decreased $9.3 million, or 2%. The decline was primarily due to principal reductions totaling $5.0 million, a decline in the unrealized loss position of $2.4 million in the AFS portfolio and a $1.5 million decrease in the fair value of the swap. The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company. Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile, to the extent possible.

A comparison of investment securities at March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024				December 31, 2023
(dollars in thousands)	Amount	%	Book yield	Reprice term (years)	Amount	%	Book yield	Reprice term (years)
HTM securities:
Obligations of states & political subdivisions - tax exempt	$83,498	15.0%	2.1%	20.6	$83,483	14.8%	2.1%	20.8
Obligations of states & political subdivisions - taxable	59,458	10.6	2.1	11.1	59,368	10.4	2.1	11.3
Agency - GSE	81,656	14.6	1.4	6.2	81,382	14.3	1.4	6.4
Total HTM securities	$224,612	40.2%	1.8%	12.9	$224,233	39.5%	1.8%	13.1
AFS debt securities:
MBS - GSE residential	$185,901	33.2%	1.8%	6.0	$193,698	34.1%	1.8%	6.0
Obligations of states & political subdivisions - tax exempt	97,739	17.5	2.4	10.4	99,323	17.5	2.4	11.7
Obligations of states & political subdivisions - taxable	23,333	4.2	1.6	5.4	23,474	4.1	1.6	5.6
Agency - GSE	27,431	4.9	1.2	4.0	27,545	4.8	1.2	4.3
Total AFS debt securities	$334,404	59.8%	1.9%	7.1	$344,040	60.5%	1.9%	7.4
Total securities	$559,016	100.0%	1.9%	9.3	$568,273	100.0%	1.9%	9.6

The investment securities portfolio contained no private label mortgage-backed securities, collateralized mortgage obligations, collateralized debt obligations, or trust preferred securities. The portfolio had no adjustable-rate instruments as of March 31, 2024 and December 31, 2023.

Investment securities were comprised of AFS and HTM securities as of March 31, 2024 and December 31, 2023. The AFS securities were recorded with a net unrealized loss of $54.0 million and a net unrealized loss of $51.6 million as of March 31, 2024 and December 31, 2023, respectively. Of the $2.4 million net decline; $0.5 million was attributable to municipal securities; $1.7 million was attributable to mortgage-backed securities and $0.1 million was attributable to agency securities. During 2022, securities with net unrealized losses totaling $23.9 million were transferred to HTM, of which $0.6 million and $0.6 million was accreted into other comprehensive income for the three months ended March 31, 2024 and 2023. The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve. Generally, the values of debt securities move in the opposite direction of the changes in interest rates. As interest rates along the treasury yield curve rise, especially at the intermediate and long end, the values of debt securities tend to decline. Whether or not the value of the Company’s investment portfolio will change above or below its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio. Management does not consider the reduction in value attributable to changes in credit quality. Correspondingly, when interest rates decline, the market values of the Company’s debt securities portfolio could be subject to market value increases.

As of March 31, 2024, the Company had $294.4 million in public deposits, or 13% of total deposits. Pennsylvania state law requires the Company to maintain pledged securities on public and trust deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers. The Company also pledges securities for derivative instruments and certain borrowed funds. As of March 31, 2024, the balance of pledged securities required was $362.0 million, or 65% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether credit losses on debt securities exist. Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security has credit losses. If a decline in value is deemed to be a credit loss, a contra-asset is recorded on both HTM and AFS securities, limited by the amount that the fair value is less than the amortized cost basis. During the quarter ended March 31, 2024, the Company did not incur any credit losses on debt securities from its investment securities portfolio.

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

Restricted investments in bank stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh. Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level. In addition, the Company earns a return or dividend based on the amount invested. Atlantic Community Bankers Bank (ACBB) stock totaled $82 thousand as of March 31, 2024 and December 31, 2023. The balance in FHLB stock was $4.0 million and $3.9 million as of March 31, 2024 and December 31, 2023, respectively.  The dividends received from the FHLB totaled $73 thousand and $65 thousand for the three months ended March 31, 2024 and 2023, respectively.

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

As of March 31, 2024 and December 31, 2023, loans HFS consisted of residential mortgages with carrying amounts of $0.3 million and $1.5 million, respectively, which approximated their fair values. During the three months ended March 31, 2024, residential mortgage loans with principal balances of $10.8 million were sold into the secondary market and the Company recognized net gains of $0.2 million, compared to $11.1 million and $0.1 million, respectively, during the three months ended March 31, 2023.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster relationships. At March 31, 2024 and December 31, 2023, the servicing portfolio balance of sold residential mortgage loans was $479.3 million and $477.7 million, respectively, with mortgage servicing rights of $1.4 million and $1.5 million for the same periods, respectively.

Loans and leases

As of March 31, 2024, the Company had gross loans and leases totaling $1.7 billion, an increase of $12.0 million, or 1%, compared to $1.7 billion at December 31, 2023.

During the three months ended March 31, 2024, the growth in the portfolio was primarily attributed to a $16.7 million increase in the commercial portfolio due to an origination to a single municipal borrower totaling $15 million and standard portfolio growth and a $7.3 million increase in the residential portfolio, the result of a higher percentage of adjustable-rate mortgages recorded as held-for-investment during this period. This growth was offset by the $12.1 million reduction in the consumer portfolio attributed to a strategic reduction in the auto portfolio.

As management continues to identify ways to optimize the Company’s balance sheet, the focus is to lend in areas that provide better risk-adjusted returns and improved opportunities to deepen relationships with our customers. This could result in a change in the composition of the loan portfolio in future periods.

The composition of the loan portfolio at March 31, 2024 and December 31, 2023 is summarized as follows:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Amount	%	Amount	%
Commercial and industrial:
Commercial	$152,953	9.0%	$152,640	9.0%
Municipal	113,058	6.7	94,724	5.6
Commercial real estate:
Non-owner occupied	305,962	18.0	311,565	18.5
Owner occupied	299,394	17.6	304,399	18.0
Construction	48,473	2.9	39,823	2.4
Consumer:
Home equity installment	55,626	3.3	56,640	3.4
Home equity line of credit	52,564	3.1	52,348	3.1
Auto loans - Recourse	10,980	0.6	10,756	0.6
Auto loans - Non-recourse	102,622	6.0	112,595	6.7
Direct finance leases	32,544	1.9	33,601	2.0
Other	16,045	0.9	16,500	1.0
Residential:
Real estate	475,712	28.0	465,010	27.7
Construction	33,174	2.0	36,536	2.2
Gross loans	1,699,107	100.0%	1,687,137	100.0%
Less:
Allowance for credit losses	(18,886)		(18,806)
Unearned lease revenue	(2,079)		(2,039)
Net loans	$1,678,142		$1,666,292

Loans held-for-sale	$271		$1,457

Commercial & industrial (C&I) and commercial real estate (CRE)

As of March 31, 2024, the commercial portfolio increased by $16.7 million, or 2%, to $919.8 million compared to the December 31, 2023 balance of $903.1 million due to growth of $18.6 million in commercial and industrial loans partially offset by a $1.9 million reduction in commercial real estate loans.

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

For the three months ended March 31, 2024, commercial and industrial (non-municipal) loans increased $0.3 million from $152.6 million at December 31, 2023 to $152.9 million at March 31, 2024, which was the result of originations and advances outpacing scheduled payments and curtailments.

Municipal loans are secured by the full faith and credit of respective local government units located in the Commonwealth of Pennsylvania authorized in accordance with the Local Government Unit Debt Act. These loans have a long history of performance within contractual terms with no defaults noted.

For the three months ended March 31, 2024, municipal loans increased $18.3 million, or 19%, from $94.7 million at December 31, 2023 to $113.0 million at March 31, 2024, which was attributed to the origination of a Tax Anticipation Note to a single municipal borrower totaling $15 million.

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

For the three months ended March 31, 2024, non-owner occupied commercial real estate loans decreased $5.6 million, or 2%, from $311.6 million at December 31, 2023 to $306.0 million at March 31, 2024, which was attributed to scheduled monthly payments.

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

For the three months ended March 31, 2024, owner occupied commercial real estate decreased $5.0 million, or 2%, from $304.4 million on December 31, 2023, to $299.4 million at March 31, 2024, which was attributed to scheduled monthly payments.

Construction lending consists of commercial and residential site development loans, as well as commercial building construction and residential housing construction loans. Management prefers lending to well-established developers with a proven track record and strong business and guaranteed with owners’ personal financial conditions.

For the three months ended March 31, 2024, commercial construction loans increased $8.7 million, or 22%, from $39.8 million on December 31, 2023 to $48.5 million at March 31, 2024. This increase was attributed to $4.8 million in commercial construction commitments originated during the quarter and $8.1 million in advances during the quarter on commercial construction loan availability booked prior to December 31, 2023. These advances were partially offset by $1.9 million of pay downs and $2.3 million in projects that stabilized and were converted to owner and non-owner commercial real estate loans during the quarter.

Consumer

The consumer loan portfolio consisted of home equity installment, home equity line of credit, non-recourse auto loans, recourse auto loans, direct finance leases and other consumer loans.

As of March 31, 2024, the total consumer loan portfolio decreased by $12.1 million, or 4%, to $270.4 million compared to the December 31, 2023 balance of $282.5 million, primarily due to a strategic reduction in the indirect auto portfolio resulting from payoffs/paydowns with minimal originations. For the remainder of 2024, the Company expects maturities of approximately $37 million in the dealer portfolio with minimal originations.

Residential

As of March 31, 2024, the residential loan portfolio increased by $7.3 million, or 1%, to $508.9 million compared to the December 31, 2023 balance of $501.6 million. The increase was due to a shift from mortgage loans sold in the secondary market to loans held-for-investment, primarily jumbo mortgages with rates fixed for 5, 7 or 10 years with adjustable rates thereafter.

The residential loan portfolio consisted primarily of held-for-investment residential loans for primary residences, including approximately $385 million in fixed-rate and $90 million in adjustable-rate mortgages as of March 31, 2024.

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

The methodology to analyze the adequacy of the ACL is based on seven primary components:

●	Data: The quality of the Company’s data is critically important as a foundation on which the ACL estimate is generated. For its estimate, the Company uses both internal and external data with a preference toward internal data where possible. Data is complete, accurate, and relevant, and subjected to appropriate governance and controls.
●	Segmentation: Financial assets are segmented based on similar risk characteristics.
●	Estimated term of financial assets: The estimated term of financial assets is a significant driver of ACL estimates. Financial assets or pools of financial assets with shorter estimated maturities typically result in a lower reserve than those with longer estimated maturities. As the average life of a financial asset or pool of assets increases, there generally is a corresponding increase to the ACL estimate because the likelihood of default is considered over a longer time frame. As such, pool-based assumptions for a pool’s estimated term (i.e., average life) are based on the contractual maturity of the financial assets within the pool and adjusted in accordance with GAAP, if appropriate. Key assumptions for the estimated term of financial assets are prepayment rates for amortizing financial assets and curtailment rates for non-amortizing financial assets.
●	Credit loss measurement method: Multiple measurement methods for estimating ACLs are allowable per Accounting Standards Codification (ASC) Topic 326. The Company applies different estimation methods to different groups of financial assets. The discounted cash flow method is used for the commercial & industrial, commercial real estate non-owner occupied, commercial real estate owner occupied, commercial construction, home equity installment loan, home equity line of credit, residential real estate, and residential construction pools. The weighted average remaining maturity (WARM) method is used for the municipal, non-recourse auto, recourse auto, direct finance lease, and consumer other pools.
●	Reasonable and supportable forecasts: ASC Topic 326 requires management to consider reasonable and supportable forecasts that affect expected collectability of financial assets. As such, the Company’s forecasts incorporate anticipated changes in the economic environment that may affect credit loss estimates over a time horizon when management can reasonably support and document expectations. Forward-looking information may reflect positive or negative expectations relative to the current environment. As of the reporting date, management is using the median Federal Open Market Committee (FOMC) National Gross Domestic Product (GDP) and unemployment rate forecasts as well as the Federal Housing Finance Agency (FHFA) House Price Index (HPI) for its reasonable and supportable forecasts. The Company currently uses a 12-month (4 quarter) reasonable and supportable forecast period.
●	Reversion period: ASC Topic 326 does not require management to estimate a reasonable and supportable forecast for the entire contractual life of financial assets. Management may apply reversion techniques for the contractual life remaining after considering the reasonable and supportable forecast period, which allows management to apply a historical loss rate to latter periods of the financial asset’s life. The Company currently uses a 12 month (4 quarter) straight-line reversion period.
●	Qualitative factor adjustments: The Company’s ACL estimate considers all significant factors relevant to the expected collectability of its financial assets as of the reporting date; Qualitative factors reflect the impact of conditions not captured elsewhere, such as the historical loss data or within the economic forecast. The qualitative considerations can be captured directly within measurement models or as additional components in the overall ACL methodologies. Currently, the Company uses the following qualitative factors:

o	levels of and trends in delinquencies and non-accrual loans;
o	levels of and trends in charge-offs and recoveries;
o	trends in volume and terms of loans;
o	changes in risk selection and underwriting standards;
o	changes in lending policies and legal and regulatory requirements;
o	experience, ability and depth of lending management;
o	national and local economic trends and conditions;
o	changes in credit concentrations; and
o	changes in underlying collateral.

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

The following tables set forth the activity in the allowance for credit losses and certain key ratios for the period indicated:

(dollars in thousands)	As of and for the three months ended March 31, 2024		As of and for the twelve months ended December 31, 2023		As of and for the three months ended March 31, 2023

Balance at beginning of period	$18,806		$17,149		$17,149

Charge-offs:
Commercial and industrial	(114)		(320)		(170)
Commercial real estate	(5)		(91)		(32)
Consumer	(107)		(463)		(101)
Residential	-		-		-
Total	(226)		(874)		(303)

Recoveries:
Commercial and industrial	2		57		20
Commercial real estate	155		44		39
Consumer	22		165		72
Residential	2		30		9
Total	181		296		140
Net charge-offs	(45)		(578)		(163)
Impact of adopting ASC 326	-		618		618
Initial allowance on loans purchased with credit deterioration	-		126		126
Provision for credit losses on loans	125		1,491		180
Balance at end of period	$18,886		$18,806		$17,910

Allowance for credit losses to total loans	1.11%		1.12%		1.10%
Net charge-offs to average total loans outstanding (annualized)	0.01%		0.04%		0.04%
Average total loans	$1,696,669		$1,635,286		$1,609,655
Loans 30 - 89 days past due and accruing	$2,171		$4,487		$849
Loans 90 days or more past due and accruing	$12		$14		$17
Non-accrual loans	$3,557		$3,308		$3,342
Allowance for credit losses to non-accrual loans	5.31	x	5.69	x	5.36	x
Allowance for credit losses to non-performing loans	5.29	x	5.66	x	5.33	x

For the three months ended March 31, 2024, the allowance increased $80 thousand, or less than 1%, to $18.9 million from $18.8 million at December 31, 2023. The increase in the allowance was based on provisioning of $125 thousand partially offset by net charge-offs of $45 thousand.

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

Key loss driver assumptions used in the allowance estimate included the median Federal Open Market Committee (FOMC) National Gross Domestic Product (GDP) and unemployment rate forecasts, the Federal Housing Finance Agency (FHFA) House Price Index (HPI), prepayment and curtailment rates, and estimated remaining loan lives. Although key loss driver assumptions used in the ACL estimate remained largely stable from the estimate as of December 31, 2023 to the estimate as of March 31, 2024, the ACL on absolute terms increased based on growth in the loan and lease portfolio and changes in the composition of the portfolio along with slower prepayment and curtailment rates offset by more favorable economic forecasts.

Qualitative factors for the ACL estimate as of March 31, 2024 were largely unchanged during the quarter with an increase in consumer other pool due to sequential rise in delinquency and decrease in the non recourse auto pool due to a sequential decline in delinquency.

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

(dollars in thousands)	For the three months ended March 31, 2024	% of Total Net Charge-offs	For the three months ended March 31, 2023	% of Total Net Charge-offs
Net charge-offs
Commercial and industrial	$(112)	249%	$(150)	92%
Commercial real estate	150	(334)	7	(4)
Consumer	(85)	189	(29)	18
Residential	2	(4)	9	(6)
Total net charge-offs	$(45)	100%	$(163)	100%

For the three months ended March 31, 2024, net charge-offs against the allowance totaled $45 thousand compared with net charge-offs of $163 thousand for the three months ended March 31, 2023, representing a $118 thousand, or 72%, decrease due to a $125 thousand recovery from a single commercial real estate borrower. Net charge-offs declined as a percentage of the total loan portfolio at 0.01% for the three months ended March 31, 2024 compared to 0.04% for the three months ended March 31, 2023.

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

	March 31, 2024			December 31, 2023			March 31, 2023
		% of	Category		% of	Category		% of	Category
		Total	% of		Total	% of		Total	% of
(dollars in thousands)	Allowance	Allowance	Loans	Allowance	Allowance	Loans	Allowance	Allowance	Loans
Category
Commercial real estate	$8,824	47%	38%	$8,835	47%	39%	$8,157	46%	38%
Commercial and industrial	1,904	10	16	1,850	10	15	2,550	14	15
Consumer	2,263	12	16	2,391	13	16	2,448	14	18
Residential real estate	5,846	31	30	5,694	30	30	4,683	26	29
Unallocated	49	-	-	36	-	-	72	-	-
Total	$18,886	100%	100%	$18,806	100%	100%	$17,910	100%	100%

As of March 31, 2024, the commercial real estate loan portfolio, comprised 47% of the total allowance for credit losses unchanged from December 31, 2023. As of March 31, 2024, the commercial real estate loan portfolio was 38% of the total loan and lease portfolio indicative of a higher relative reserve, which is attributed to the longer average duration and inherent risk of the portfolio.

As of March 31, 2024, the commercial and industrial portfolio, comprised 10% of the total allowance for credit losses unchanged from December 31, 2023. As of March 31, 2024, the commercial and industrial portfolio was 16% of the total loan and lease portfolio indicative of a lower relative reserve, which is attributed to the shorter average duration of this portfolio and lower relative risk, specifically from the municipal portfolio.

As of March 31, 2024, the consumer portfolio, comprised 12% of the total allowance for credit losses compared with 13% on December 31, 2023. As of March 31, 2024, the consumer portfolio is 16% of the total loan and lease portfolio indicative of a lower relative reserve, which is attributed to the shorter average duration of this portfolio and lower relative risk, specifically from the indirect recourse and direct finance lease portfolios.

As of March 31, 2024, the residential portfolio, comprised 31% of the total allowance for credit losses compared with 30% on December 31, 2023. As of March 31, 2024, the residential portfolio is 30% of the total loan and lease portfolio indicative of a reserve that is proportionally representative of the loan portfolio.

As of March 31, 2024, the unallocated reserve, representing the portion of the allowance not specifically identified with a loan or groups of loans, was less than 1% of the total allowance for credit losses, unchanged from December 31, 2023.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, other real estate owned (ORE) and repossessed assets.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023

Loans past due 90 days or more and accruing	$12	$14	$17
Non-accrual loans	3,557	3,308	3,342
Total non-performing loans	3,569	3,322	3,359
Other real estate owned and repossessed assets	220	1	87
Total non-performing assets	$3,789	$3,323	$3,446

Total loans, including loans held-for-sale	$1,697,299	$1,686,555	$1,627,155
Total assets	$2,468,896	$2,503,159	$2,443,021
Non-accrual loans to total loans	0.21%	0.20%	0.21%
Non-performing loans to total loans	0.21%	0.20%	0.21%
Non-performing assets to total assets	0.15%	0.13%	0.14%

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

Non-performing assets represented 0.15% of total assets at March 31, 2024 compared with 0.13% at December 31, 2023. The increase resulted from a $0.5 million, or 14%, increase in non-performing assets and a $34.3 million, or 1%, reduction in total assets during this period. Non-performing assets increased due to a $0.3 million increase in non-accrual loans and $0.2 million increase in other real estate owned.

At March 31, 2024, there were a total of 37 non-accrual loans to 32 unrelated borrowers with balances that ranged from less than $1 thousand to $1.3 million, or $3.6 million in the aggregate. At December 31, 2023, there were a total of 32 non-accrual loans to 26 unrelated borrowers with balances that ranged from less than $1 thousand to $1.3 million, or $3.3 million in the aggregate.

Loans past due 90 days or more accruing totaled $12 thousand, which was comprised of one direct finance lease as of March 31, 2024 compared to one direct finance lease totaling $14 thousand as of December 31, 2023. All loans were well secured and in the process of collection.

The Company seeks payments from all past due customers through an aggressive customer communication process. Unless well-secured and in the process of collection, past due loans will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

The composition of non-performing loans as of March 31, 2024 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial:
Commercial	$152,953	$-	$55	$55	0.04%
Municipal	113,058	-	-	-	-
Commercial real estate:
Non-owner occupied	305,962	-	525	525	0.17%
Owner occupied	299,394	-	2,035	2,035	0.68%
Construction	48,473	-	-	-	-
Consumer:
Home equity installment	55,626	-	79	79	0.14%
Home equity line of credit	52,564	-	366	366	0.70%
Auto loans-Recourse	10,980	-	-	-	-
Auto loans-Non Recourse	102,622	-	35	35	0.03%
Direct finance leases *	30,465	12	-	12	0.04%
Other	16,045	-	24	24	0.15%
Residential:
Real estate	475,712	-	438	438	0.09%
Construction	33,174	-	-	-	-
Loans held-for-sale	271	-	-	-	-
Total	$1,697,299	$12	$3,557	$3,569	0.21%

*Net of unearned lease revenue of $2.1 million.

Payments received from non-accrual loans are recognized on a cost recovery method. Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. If the non-accrual loans that were outstanding as of March 31, 2024 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $79 thousand.

Foreclosedassets held-for-sale

From December 31, 2023 to March 31, 2024, foreclosed assets held-for-sale (ORE) increased from $1 thousand to $220 thousand, a $219 thousand increase, which was attributed to one commercial property totaling $219 thousand added to ORE.

The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$1	1	$168	2

Additions	219	1	86	1
Pay downs	-		-
Write downs	-		-
Transfers	-		(253)	-2
Sold	-		-	-
Balance at end of period	$220	2	$1	1

As of March 31, 2024, ORE consisted of two properties totaling $220 thousand, one of which was added in 2017 and one of which was added in 2024. Both properties were under agreement of sale.

As of March 31, 2024 and December 31, 2023, the Company had no other repossessed assets held-for-sale.

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

Premises and equipment

Net of depreciation, premises and equipment increased $0.7 million during the first three months of 2024. The Company purchased $0.2 million in fixed assets and added $1.1 million in construction in process during the first quarter of 2024. These increases were partially offset by $0.6 million in depreciation expense. The Company opened a new branch in Wilkes-Barre in 2023. The Company has continued the remodeling of the Main Branch located in Dunmore, PA and construction is expected to be completed during the second quarter of 2024. The Company began corporate headquarters construction which may continue to increase construction in process and is evaluating its branch network looking for consolidation that makes sense for more efficient operations.

On December 23, 2020, the Commonwealth of Pennsylvania authorized the release of $2.0 million in Redevelopment Assistance Capital Program (RACP) funding for the Company’s headquarters project in Lackawanna County. On December 2, 2021, the Company announced it would be receiving an additional $2.0 million in RACP funding in support of the project. The $4.0 million in total RACP grant funds will be allocated to the renovation and rehabilitation of the historic building located in downtown Scranton which will be used for the new corporate headquarters. As of March 31, 2024, the Company incurred $5.9 million in costs for the corporate headquarters and currently estimates, based on available information, that net remaining costs could range from $19 million to $24 million. This range estimate may expand because it is subject to supply chain issues, commodities and labor pricing and results of final planning spanning over approximately two years through early 2025. In addition, the Company is now eligible for a federal historic preservation tax credit which would provide a 20% tax credit on qualified improvements on the historic property.

Other assets

During the first three months of 2024, the $0.8 million increase in other assets was due mostly to a $1.0 million increase in prepaid expenses.

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

The following table represents the components of deposits as of the date indicated:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$670,001	30.2%	$710,094	32.9%
Savings and clubs	201,766	9.1	203,446	9.4
Money market	536,897	24.2	495,773	23.0
Certificates of deposit	269,508	12.2	212,969	9.9
Total interest-bearing	1,678,172	75.7	1,622,282	75.2
Non-interest bearing	537,824	24.3	536,143	24.8
Total deposits	$2,215,996	100.0%	$2,158,425	100.0%

Total deposits increased $57.6 million, or 3%, to $2.2 billion at March 31, 2024 from $2.2 billion at December 31, 2023. Money market accounts increased $41.1 million primarily due to an increase in business and personal account balances and transfers of funds from checking and savings accounts. During the first quarter of 2024, two accounts to one public customer with a balance of $12.2 million at the end of 2023 were transferred from non-interest bearing to interest-bearing checking accounts. Excluding the transfer, non-interest bearing checking accounts would have increased $13.8 million primarily due to growth in checking account balances and new relationships. Partially offsetting these increases, interest-bearing checking accounts decreased $40.1 million during the first quarter of 2024 primarily due to one relationship that transferred approximately $45 million from interest-bearing checking accounts to CDs. During the first quarter of 2024, the Company also purchased $22.5 million in interest-bearing deposits from the ICS one-way buy program. The decline in other interest-bearing checking accounts was due to personal and business account decreases. Savings and club accounts also decreased $1.7 million primarily due to personal savings declines and shifts to CDs and money market accounts. The Company focuses on obtaining a full-banking relationship with existing core operating checking account customers as well as forming new customer relationships. The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop targeted programs for its customers to maintain and grow core deposits. For 2023 and 2024, the Company experienced deposit balance declines as clients transferred their deposits to investments to earn higher interest and pay down debts and consumer spending. We currently expect this trend of cash usage, due to the impact of inflation on consumer and business spending and deposit mix shifts caused by the highly competitive interest rate environment, to continue throughout 2024. Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset future deposit growth.

Partially offsetting these non-maturing deposit decreases, CDs increased $56.5 million, or 27%, during the first quarter of 2024. As described above, one relationship transferred approximately $45 million from interest-bearing checking accounts to CDARs. The Company expects the highly competitive deposit environment to continue into 2024 with promotional money market and CDs continuing to gain favor. As a result, the Company expects the majority of deposit growth in 2024 to stem from the CD portfolio.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program and Insured Cash Sweep (ICS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000. The Company had $47.0 million and $1.4 in CDARs as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, ICS reciprocal deposits represented $129.8 million and $151.4 million, or 6% and 7%, of total deposits which are included in interest-bearing checking accounts in the table above. The $21.6 million decrease in ICS deposits is primarily due to several large business relationships that transferred deposits to other interest-bearing accounts held at the bank.

As of March 31, 2024, total uninsured deposits were estimated to be $742.4 million, or 34% of total deposits. The estimate of uninsured deposits is based on the same methodologies and assumptions used for regulatory reporting requirements. The Company aggregates deposit products by taxpayer identification number and classifies into ownership categories to estimate amounts over the FDIC insurance limit. As of March 31, 2024, the ratio of uninsured and non-collateralized deposits to total deposits was approximately 18%. Collateralized deposits totaled $334.6 million, or 15%, of total deposits as of March 31, 2024.

The maturity distribution of certificates of deposit that meet or exceed the FDIC limit, by account, at March 31, 2024 is as follows:

(dollars in thousands)
Three months or less	$15,976
More than three months to six months	14,440
More than six months to twelve months	48,125
More than twelve months	2,798
Total	$81,339

Approximately 53% of the CDs, with a weighted-average interest rate of 3.72%, are scheduled to mature in 2024 and an additional 44%, with a weighted-average interest rate of 4.27%, are scheduled to mature in 2025. Renewing CDs are currently expected to re-price to lower market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products. The Company plans to continue to address repricing CDs in the ordinary course of business on a relationship pricing basis and is prepared to match rates when prudent to maintain relationships. The Company will continue to develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists. The Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Short-term borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

Short-term borrowings may include overnight balances with FHLB's line of credit and/or correspondent bank’s federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations. The Company used $25.0 million in short-term borrowings to fund loan growth during the first quarter of 2024. As of March 31, 2024, the short-term borrowings were comprised of $25.0 million borrowed through the Federal Reserve Bank Term Funding Program (BTFP) up to one year with a weighted average rate of 4.76% by pledging $25.0 million in securities. As of March 31, 2024, the Company had the ability to borrow an additional $147.6 million from the Federal Reserve borrower-in-custody program, full availability of $150.0 million in overnight borrowings with the FHLB open-repo line of credit and $20.0 million from lines of credit with correspondent banks.

Secured borrowings

As of March 31, 2024 and December 31, 2023, the Company had 6 and 8 secured borrowing agreements with third parties with a carrying value of $7.3 million and $7.4 million, respectively, related to certain sold loan participations that did not qualify for sales treatment acquired from Landmark. Secured borrowings are expected to decrease for 2024 from scheduled amortization and, when possible, early pay-offs.

FHLB advances

The Company had no FHLB advances as of March 31, 2024 and December 31, 2023. As of March 31, 2024, the Company had the ability to borrow up to $675.5 million from the FHLB, net of any overnight borrowings utilized. The Company does not expect to have any FHLB advances for the remainder of 2024.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO in gauging the effects of interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At March 31, 2024, the Company maintained a one-year cumulative gap of negative (liability sensitive) $192.1 million, or -8%, of total assets. The effect of this negative gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of rising interest rates. Conversely, in a decreasing interest rate environment, net interest income could be positively impacted because more liabilities than assets will re-price downward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at March 31, 2024:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$38,279	$-	$-	$34,454	$72,733
Investment securities (1)(2)	6,814	19,285	53,558	483,318	562,975
Loans and leases (2)	359,499	256,388	463,012	599,514	1,678,413
Fixed and other assets	-	54,921	-	99,854	154,775
Total assets	$404,592	$330,594	$516,570	$1,217,140	$2,468,896
Total cumulative assets	$404,592	$735,186	$1,251,756	$2,468,896

Non-interest-bearing transaction deposits (3)	$-	$53,836	$147,794	$336,194	$537,824
Interest-bearing transaction deposits (3)	693,213	-	286,180	429,271	1,408,664
Certificates of deposit	48,346	199,605	18,356	3,201	269,508
Secured borrowings	6,086	1,213	-	-	7,299
Short-term borrowings	25,000	-	-	-	25,000
Other liabilities	-	-	-	28,966	28,966
Total liabilities	$772,645	$254,654	$452,330	$797,632	$2,277,261
Total cumulative liabilities	$772,645	$1,027,299	$1,479,629	$2,277,261

Interest sensitivity gap	$(368,053)	$75,940	$64,240	$419,508
Cumulative gap	$(368,053)	$(292,113)	$(227,873)	$191,635

Off-balance sheet:
Swap - portfolio hedge	$100,000	$-	$(100,000)	$-
Cumulative gap	$(268,053)	$(192,113)	$(227,873)	$191,635

Cumulative gap to total assets	(10.9)%	(7.8)%	(9.2)%	7.8%
(1)	Includes restricted investments in bank stock and the net unrealized gains/losses on available-for-sale securities.
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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at March 31, 2024 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the March 31, 2024 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	(6.3)%	(4.4)%
Net income	(13.7)	(11.9)
Economic value at risk:
Economic value of equity	(19.3)	5.2
Economic value of equity as a percent of total assets	(2.0)	0.5

In the scenarios in the above table, the Board-approved policy has the following guidelines: net interest income within +/- 10%, net income within +/- 25%, economic value of equity within +/- 25%, economic value of equity as a percent of total assets within +/-5%.

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At March 31, 2024, the Company’s risk-based capital ratio was 14.78%.

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

The table below summarizes estimated changes in net interest income over a twelve-month period beginning April 1, 2024, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+300 basis points	$62,976	$(7,035)	(10.0)%
+200 basis points	65,607	(4,404)	(6.3)%
+100 basis points	68,137	(1,874)	(2.7)%
Flat rate	70,011	-	-%
-100 basis points	68,734	(1,277)	(1.8)%
-200 basis points	66,951	(3,060)	(4.4)%
-300 basis points	64,930	(5,081)	(7.3)%

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee. As of March 31, 2024, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the three months ended March 31, 2024, the Company utilized $39.2 million of cash. During the period, the Company’s operations provided approximately $5.3 million mostly from $14.5 million of net cash inflow from the components of net interest income partially offset by net non-interest expense/income related payments of $10.4 million. Cash inflow from interest-earning assets, deposit growth and loan payments were used to fund the loan portfolio, pay down short-term borrowings, invest in bank premises and equipment and make net dividend payments. The Company received a large amount of public deposits over the past few years. The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities. Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs. As of March 31, 2024, the Company had $158.1 million in unpledged securities.

During 2021 and 2022, the Company also experienced deposit inflow resulting from businesses and municipalities that received relief from the CARES Act, American Rescue Plan Act ("ARPA") and other government stimulus. There is uncertainty about the length of time that these deposits will remain which could require the Company to maintain elevated cash balances.  During the first quarter of 2024, the Company experienced an outflow of $13.9 million in ARPA funds, or approximately 45% of the balance of these funds from the end of 2023. As of March 31, 2024, the Company has approximately $17 million in remaining ARPA balances. The Company will continue to monitor deposit fluctuations for other significant changes.

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

Lending commitments include commitments to originate loans and commitments to fund unused lines of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Unfunded commitments of existing loan facilities totaled $376.3 million, standby letters of credit totaled $25.4 million and the level of uninsured and non-collateralized deposits was $407.8 million at March 31, 2024. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As of March 31, 2024, the Company maintained $72.7 million in cash and cash equivalents and $334.7 million of investments AFS and loans HFS. Also as of March 31, 2024, the Company had approximately $675.5 million available borrowing capacity from the FHLB, $20.0 million from correspondent banks, $147.6 million from the FRB and $353.0 million from the IntraFi Network One-Way Buy program. The combined total of $1.6 billion represented 65% of total assets at March 31, 2024. Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the three months ended March 31, 2024, total shareholders' equity increased $2.2 million, or 1%, due principally to $5.1 million in net income added into retained earnings. Capital was further enhanced by $0.1 million from the issuance of common stock through the DRP, $0.3 million from investments in the Company’s common stock via the Employee Stock Purchase Plan (ESPP) and $0.5 million from stock-based compensation expense from the ESPP and restricted stock. Partially offsetting these increases, there were $2.2 million of cash dividends declared on the Company’s common stock and a $1.4 million after tax increase in the net unrealized loss position in the Company’s investment portfolio. The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 43.5% for the three months ended March 31, 2024. The balance of earnings is retained to further strengthen the Company’s capital position.

As of March 31, 2024, the Company reported a net unrealized loss position of $57.9 million, net of tax, from the securities portfolio compared to a net unrealized loss of $56.5 million as of December 31, 2023. The $1.4 million decline during first quarter of 2024 was from the $1.9 million increase in net unrealized losses on AFS securities, net of tax, partially offset by $0.5 million in amortization of net unrealized losses on HTM securities transferred from AFS, net of tax. Higher unrealized losses on all types of securities contributed to the reduction in net unrealized losses in investment portfolio. Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.

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

The tangible common equity (TCE) ratio (non-GAAP) was 6.98% and 6.39% for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024 and 2023, the held-to-maturity securities portfolio had $24.2 million and $22.8 million in unrealized losses, net of deferred taxes. If the TCE ratio was adjusted to include the unrealized losses on held-to-maturity securities, the adjusted TCE ratio (non-GAAP) would have been 5.99% and 5.45% at March 31, 2024 and 2023. See reconciliation on page 38.

To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans. The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants. During the first quarter of 2024, the Company re-issued treasury shares to fulfill the needs of the DRP. Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%. As of March 31, 2024 and December 31, 2023, the Bank exceeded all capital adequacy requirements to which it was subject.

The following table depicts the actual and required capital and related capital ratios of the Company, on a consolidated basis, and the Bank as of March 31, 2024 and December 31, 2023. No amounts were deducted from capital for interest-rate risk in either 2024 or 2023.

			Minimum for capital adequacy purposes				Minimum for capital adequacy purposes with capital conservation buffer*		Minimum to be well capitalized under prompt corrective action provisions
	Actual
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of March 31, 2024

Total capital (to risk-weighted assets)
Consolidated	$249,124	14.8%	≥	$134,885	8.0%	≥	$177,037	10.5%		N/A	N/A
Bank	$247,425	14.7%	≥	$134,879	8.0%	≥	$177,029	10.5%	≥	$168,599	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$228,822	13.6%	≥	$75,873	4.5%	≥	$118,025	7.0%		N/A	N/A
Bank	$227,123	13.5%	≥	$75,870	4.5%	≥	$118,020	7.0%	≥	$109,590	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$228,822	13.6%	≥	$101,164	6.0%	≥	$143,316	8.5%		N/A	N/A
Bank	$227,123	13.5%	≥	$101,160	6.0%	≥	$143,309	8.5%	≥	$134,879	8.0%

Tier I capital (to average assets)
Consolidated	$228,822	9.2%	≥	$99,349	4.0%	≥	$99,349	4.0%		N/A	N/A
Bank	$227,123	9.2%	≥	$99,338	4.0%	≥	$99,338	4.0%	≥	$124,173	5.0%

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of December 31, 2023

Total capital (to risk-weighted assets)
Consolidated	$246,120	14.7%	≥	$134,255	8.0%	≥	$176,209	10.5%		N/A	N/A
Bank	$244,562	14.6%	≥	$134,238	8.0%	≥	$176,187	10.5%	≥	$167,797	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$225,135	13.4%	≥	$75,518	4.5%	≥	$117,473	7.0%		N/A	N/A
Bank	$223,576	13.3%	≥	$75,509	4.5%	≥	$117,458	7.0%	≥	$109,068	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$225,135	13.4%	≥	$100,691	6.0%	≥	$142,646	8.5%		N/A	N/A
Bank	$223,576	13.3%	≥	$100,678	6.0%	≥	$142,628	8.5%	≥	$134,268	8.0%

Tier I capital (to average assets)
Consolidated	$225,135	9.2%	≥	$98,465	4.0%	≥	$98,465	4.0%		N/A	N/A
Bank	$223,576	9.1%	≥	$98,457	4.0%	≥	$98,457	4.0%	≥	$123,071	5.0%

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2023 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended March 31, 2024.

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

Item 1A. Risk Factors

Management of the Company does not believe there have been any material changes to the risk factors that were disclosed in the 2023 Form 10-K filed with the Securities and Exchange Commission on March 20, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

*10.15 Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Ruth Turkington dated as of April 20, 2023. Incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K filed with the SEC on March 20, 2024.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, is formatted in Inline XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; Consolidated Statements of Income for the three months ended March 31, 2024 and 2023; Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023; Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2024 and 2023; Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023  and the Notes to the Consolidated Financial Statements. **

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Fidelity D & D Bancorp, Inc.

Date: May 14, 2024	/s/ Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: May 14, 2024	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer