Form 10-Q
period 2024-06-30
FIDELITY D & D BANCORP INC
filed 2024-08-12
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on July 31, 2024 the latest practicable date, was 5,735,887 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q June 30, 2024

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)
(dollars in thousands)	June 30, 2024	December 31, 2023
Assets:
Cash and due from banks	$25,559	$28,949
Interest-bearing deposits with financial institutions	52,526	83,000
Total cash and cash equivalents	78,085	111,949
Available-for-sale securities	327,506	344,040
Held-to-maturity securities (fair value of $193,627 in 2024; $197,176 in 2023)	224,989	224,233
Restricted investments in bank stock	3,968	3,905
Loans and leases, net (allowance for credit losses of $18,975 in 2024; $18,806 in 2023)	1,708,843	1,666,292
Loans held-for-sale (fair value $701 in 2024; $1,483 in 2023)	691	1,457
Foreclosed assets held-for-sale	9	1
Bank premises and equipment, net	35,808	34,232
Leased property under finance leases, net	1,060	1,173
Right-of-use assets	8,952	7,771
Cash surrender value of bank owned life insurance	57,278	54,572
Accrued interest receivable	9,877	9,092
Goodwill	19,628	19,628
Core deposit intangible, net	1,021	1,184
Other assets	22,930	23,630
Total assets	$2,500,645	$2,503,159
Liabilities:
Deposits:
Interest-bearing	$1,641,558	$1,622,282
Non-interest-bearing	527,572	536,143
Total deposits	2,169,130	2,158,425
Allowance for credit losses on off-balance sheet credit exposures	1,034	944
Finance lease obligation	1,092	1,201
Operating lease liabilities	9,848	8,549
Short-term borrowings	98,120	117,000
Secured borrowings	7,237	7,372
Accrued interest payable and other liabilities	18,492	20,189
Total liabilities	2,304,953	2,313,680

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 5,735,728 at June 30, 2024; and 5,703,636 at December 31, 2023)	118,777	117,695
Retained earnings	133,840	128,251
Accumulated other comprehensive loss	(56,925)	(56,467)
Treasury stock, at cost (14 shares at June 30, 2024 and 38 shares at December 31, 2023)	-	-
Total shareholders' equity	195,692	189,479
Total liabilities and shareholders' equity	$2,500,645	$2,503,159

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)	Three months ended		Six months ended
(dollars in thousands except per share data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest income:
Loans and leases:
Taxable	$21,292	$18,875	$42,221	$36,994
Nontaxable	1,224	828	2,428	1,727
Interest-bearing deposits with financial institutions	440	121	816	152
Restricted investments in bank stock	75	75	156	181
Investment securities:
U.S. government agency and corporations	1,460	1,475	2,949	2,995
States and political subdivisions (nontaxable)	1,103	1,160	2,208	2,377
States and political subdivisions (taxable)	445	445	887	891
Total interest income	26,039	22,979	51,665	45,317
Interest expense:
Deposits	10,459	6,607	20,400	11,225
Secured borrowings	120	118	241	229
Other short-term borrowings	343	772	963	1,356
Total interest expense	10,922	7,497	21,604	12,810
Net interest income	15,117	15,482	30,061	32,507
Provision for credit losses on loans	275	675	400	855
Net provision (benefit) for credit losses on unfunded loan commitments	140	(50)	90	175
Net interest income after provision for credit losses	14,702	14,857	29,571	31,477
Other income:
Service charges on deposit accounts	945	1,001	1,902	1,922
Interchange fees	1,191	1,168	2,489	2,419
Service charges on loans	281	284	585	582
Fees from trust fiduciary activities	884	718	1,733	1,413
Fees from financial services	295	227	563	450
Fees and other revenue	394	734	736	1,352
Earnings on bank-owned life insurance	358	324	706	645
Gain (loss) on write-down, sale or disposal of:
Loans	268	242	471	406
Available-for-sale debt securities	-	-	-	(1)
Premises and equipment	(1)	(163)	3	(165)
Total other income	4,615	4,535	9,188	9,023
Other expenses:
Salaries and employee benefits	6,928	6,430	14,060	12,945
Premises and equipment	2,172	2,250	4,331	4,377
Data processing and communication	714	699	1,457	1,376
Advertising and marketing	413	478	1,144	1,371
Professional services	1,191	1,074	2,254	1,999
Automated transaction processing	486	476	911	905
Office supplies and postage	190	197	393	378
PA shares tax	390	324	415	291
Loan collection	51	46	54	59
Other real estate owned	(13)	1	(13)	2
FDIC assessment	302	393	600	561
Other	792	1,057	1,700	2,017
Total other expenses	13,616	13,425	27,306	26,281
Income before income taxes	5,701	5,967	11,453	14,219
Provision for income taxes	766	605	1,460	1,817
Net income	$4,935	$5,362	$9,993	$12,402
Per share data:
Net income - basic	$0.86	$0.95	$1.74	$2.19
Net income - diluted	$0.86	$0.94	$1.73	$2.18
Dividends	$0.38	$0.36	$0.76	$0.72

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income	Three months ended
(Unaudited)	June 30,		Six months ended June 30,
(dollars in thousands)	2024	2023	2024	2023

Net income	$4,935	$5,362	$9,993	$12,402

Other comprehensive (loss) gain, before tax:
Unrealized holding (loss) gain on available-for-sale debt securities	670	(3,517)	(1,746)	6,307
Reclassification adjustment for net losses (gains) realized in income	-	-	-	1
Amortization of unrealized loss on held-to-maturity securities	582	568	1,166	1,140
Net unrealized (loss) gain	1,252	(2,949)	(580)	7,448
Tax effect	(263)	619	122	(1,564)
Unrealized (loss) gain, net of tax	989	(2,330)	(458)	5,884
Other comprehensive (loss) income, net of tax	989	(2,330)	(458)	5,884
Total comprehensive income, net of tax	$5,924	$3,032	$9,535	$18,286

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

For the Six Months Ended June 30, 2024 and 2023
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive	Treasury
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Stock	Total
Balance, December 31, 2022	5,630,794	$115,611	$119,754	$(71,152)	$(1,263)	$162,950
Cumulative-effect adjustment for adoption of ASU 2016-13 (Note 1)	-	-	(1,326)	-	-	(1,326)
Net income	-	-	12,402	-	-	12,402
Other comprehensive income	-	-	-	5,884	-	5,884
Issuance of common stock through Employee Stock Purchase Plan	7,294	302	-	-	-	302
Re-issuance of common stock through Dividend Reinvestment Plan	17,576	135	-	-	673	808
Issuance of common stock from vested restricted share grants through stock compensation plans	24,283	-	-	-	-	-
Issuance of common stock through exercise of SSARs	2,699	-	-	-	-	-
Stock-based compensation expense	-	963	-	-	-	963
Repurchase of shares to cover withholdings	(1,386)	(52)	-	-	(68)	(120)
Cash dividends declared	-	-	(4,119)	-	-	(4,119)
Balance, June 30, 2023	5,681,260	$116,959	$126,711	$(65,268)	$(658)	$177,744

Balance, December 31, 2023	5,703,636	$117,695	$128,251	$(56,467)	$-	$189,479
Net income	-	-	9,993	-	-	9,993
Other comprehensive loss	-	-	-	(458)	-	(458)
Issuance of common stock through Employee Stock Purchase Plan	6,764	280	-	-	-	280
Re-issuance of common stock through Dividend Reinvestment Plan	1,645	4	-	-	79	83
Forfeited restricted dividend reinvestment shares	(15)	-	-	-	-	-
Issuance of common stock from vested restricted share grants through stock compensation plans	25,304	-	-	-	-	-
Stock-based compensation expense	-	798	-	-	-	798
Repurchase of shares to cover withholdings	(1,606)	-	-	-	(79)	(79)
Cash dividends declared	-	-	(4,404)	-	-	(4,404)
Balance, June 30, 2024	5,735,728	$118,777	$133,840	$(56,925)	$-	$195,692

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

For the Three Months Ended June 30, 2024 and 2023
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive	Treasury
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Stock	Total
Balance, March 31, 2023	5,665,255	$116,437	$123,416	$(62,938)	$(1,028)	$175,887
Net income	-	-	5,362	-	-	5,362
Other comprehensive loss	-	-	-	(2,330)	-	(2,330)
Re-issuance of common stock through Dividend Reinvestment Plan	9,472	56	-	-	370	426
Issuance of common stock from vested restricted share grants through stock compensation plans	3,834	-	-	-	-	-
Issuance of common stock through exercise of SSARs	2,699	-	-	-	-	-
Stock-based compensation expense	-	518	-	-	-	518
Repurchase of shares to cover withholdings	-	(52)	-	-	-	(52)
Cash dividends declared	-	-	(2,067)	-	-	(2,067)
Balance, June 30, 2023	5,681,260	$116,959	$126,711	$(65,268)	$(658)	$177,744

Balance, March 31, 2024	5,735,732	$118,438	$131,111	$(57,914)	$-	$191,635
Net income	-	-	4,935	-	-	4,935
Other comprehensive income	-	-	-	989	-	989
Forfeited restricted dividend reinvestment shares	(4)	-	-	-	-	-
Stock-based compensation expense	-	339	-	-	-	339
Cash dividends declared	-	-	(2,206)	-	-	(2,206)
Balance, June 30, 2024	5,735,728	$118,777	$133,840	$(56,925)	$-	$195,692

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)	Six months ended June 30,
(dollars in thousands)	2024	2023

Cash flows from operating activities:
Net income	$9,993	$12,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,745	2,552
Provision for credit losses on loans	400	855
Net (benefit) provision for credit losses on unfunded loan commitments	90	175
Deferred income tax expense (benefit)	(452)	(224)
Stock-based compensation expense	798	963
Excess tax benefit from exercise of SSARs	-	31
Proceeds from sale of loans held-for-sale	25,720	23,285
Originations of loans held-for-sale	(24,776)	(23,540)
Earnings from bank-owned life insurance	(706)	(645)
Gain from bank-owned life insurance claim	-	(142)
Net gain from sales of loans	(471)	(406)
Net loss from sales of investment securities	-	1
Net gain from sale and write-down of foreclosed assets held-for-sale	(15)	-
Net (gain) loss from write-down and disposal of bank premises and equipment	(3)	165
Operating lease payments	25	44
Change in:
Accrued interest receivable	(786)	145
Other assets	1,334	400
Accrued interest payable and other liabilities	130	(992)
Net cash provided by operating activities	14,026	15,069

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	-	31,208
Proceeds from maturities, calls and principal pay-downs	11,545	13,356
Increase in restricted investments in bank stock	(63)	1,540
Net increase in loans and leases	(44,601)	(66,711)
Principal portion of lease payments received under direct finance leases	2,292	2,803
Purchase of bank-owned life insurance policies	(2,000)	-
Purchases of bank premises and equipment	(2,782)	(2,579)
Proceeds from death benefits received on bank-owned life insurance	-	931
Proceeds from sale of bank premises and equipment	19	22
Proceeds from sale of foreclosed assets held-for-sale	235	-
Net cash used in investing activities	(35,355)	(19,430)

Cash flows from financing activities:
Net increase (decrease) in deposits	10,707	(14,903)
Net (decrease) increase in other borrowings	(19,014)	63,052
Repayment of finance lease obligation	(109)	(118)
Proceeds from employee stock purchase plan participants	280	302
Repurchase of shares to cover withholdings	(79)	(121)
Dividends paid, net of dividends reinvested	(4,320)	(3,310)
Net cash (used in) provided by financing activities	(12,535)	44,902
Net (decrease) increase in cash and cash equivalents	(33,864)	40,541
Cash and cash equivalents, beginning	111,949	29,091

Cash and cash equivalents, ending	$78,085	$69,632

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited)	Six months ended June 30,
(dollars in thousands)	2024	2023
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$21,387	$11,881
Income tax	1,667	1,700
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized losses on available-for-sale securities	(1,746)	6,308
Cumulative-effect adjustment for adoption of ASU 2016-13	-	(1,326)
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity	1,166	1,140
Transfers from/(to) loans to/(from) foreclosed assets held-for-sale	219	(82)
Transfers to loans from loans held-for-sale, net	-	205
Transfers from premises and equipment to other assets held-for-sale	-	739
Right-of-use asset	1,391	-
Lease liability	1,483	-

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

In the opinion of management, the consolidated balance sheets as of June 30, 2024 and December 31, 2023 and the related consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in shareholders’ equity for the three and six months ended June 30, 2024 and 2023 and consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after June 30, 2024 through the date these consolidated financial statements were issued.

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

Another material estimate that is particularly susceptible to significant change relates to the determination of the allowance for credit losses. Management believes that the allowance for credit losses at  June 30, 2024 is adequate and reasonable to cover expected losses. Given the subjective nature of identifying and estimating loan losses, it is reasonably possible that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount. While management uses available information to recognize losses on loans, changes in current economic conditions and reasonable and supportable forecasts may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

3. Accumulated other comprehensive income

The following tables illustrate the changes in accumulated other comprehensive income by component and the details about the components of accumulated other comprehensive income as of and for the periods indicated:

As of and for the six months ended June 30, 2024
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(40,760)	$(15,707)	$(56,467)

Other comprehensive (loss) income before reclassifications, net of tax	(1,379)	-	(1,379)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	921	921
Net current-period other comprehensive (loss) income	(1,379)	921	(458)
Ending balance	$(42,139)	$(14,786)	$(56,925)

As of and for the three months ended June 30, 2024
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(42,668)	$(15,246)	$(57,914)

Other comprehensive income before reclassifications, net of tax	529	-	529
Amounts reclassified from accumulated other comprehensive income, net of tax	-	460	460
Net current-period other comprehensive income	529	460	989
Ending balance	$(42,139)	$(14,786)	$(56,925)

As of and for the six months ended June 30, 2023
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	securities	held-to-maturity	Total
Beginning balance	$(53,624)	$(17,528)	$(71,152)

Other comprehensive income before reclassifications, net of tax	4,982	-	4,982
Amounts reclassified from accumulated other comprehensive income, net of tax	1	901	902
Net current-period other comprehensive income	4,983	901	5,884
Ending balance	$(48,641)	$(16,627)	$(65,268)

As of and for the three months ended June 30, 2023
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(45,862)	$(17,076)	$(62,938)

Other comprehensive (loss) income before reclassifications, net of tax	(2,779)	-	(2,779)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	449	449
Net current-period other comprehensive (loss) income	(2,779)	449	(2,330)
Ending balance	$(48,641)	$(16,627)	$(65,268)

Details about accumulated other	Amount reclassified from accumulated				Affected line item in the statement
comprehensive income components	other comprehensive income				where net income is presented
	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2024	2023	2024	2023

Unrealized (losses) gains on AFS debt securities	$-	$-	$-	$(1)	Gain (loss) on sale of investment securities
Amortization of unrealized loss on held-to-maturity securities	(582)	(568)	(1,166)	(1,140)	Interest income on investment securities
Total reclassifications for the period	(582)	(568)	(1,166)	(1,141)	Income before income taxes
Income tax effect	122	119	245	239	Provision for income taxes
Total reclassifications for the period	$(460)	$(449)	$(921)	$(902)	Net income

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

The Company did not record any allowance for credit losses on its available-for-sale or held-to-maturity securities. The Company excludes accrued interest receivable from the amortized cost basis of investment securities disclosed throughout this footnote. As of June 30, 2024 and December 31, 2023, accrued interest receivable for investment securities totaled $3.4 million and $3.4 million, respectively, and is included in accrued interest receivable line in the consolidated balance sheets. The amortized cost and fair value of investment securities at  June 30, 2024 and December 31, 2023 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
June 30, 2024
Held-to-maturity securities:
Agency - GSE	$81,928	$-	$(8,678)	$73,250
Obligations of states and political subdivisions	143,061	-	(22,684)	120,377

Total held-to-maturity securities	$224,989	$-	$(31,362)	$193,627

Available-for-sale debt securities:
Agency - GSE	$31,225	$-	$(3,629)	$27,596
Obligations of states and political subdivisions	135,688	-	(16,028)	119,660
MBS - GSE residential	213,935	-	(33,685)	180,250

Total available-for-sale debt securities	$380,848	$-	$(53,342)	$327,506

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2023
Held-to-maturity securities:
Agency - GSE	$81,382	$-	$(7,561)	$73,821
Obligations of states and political subdivisions	142,851	-	(19,496)	123,355

Total held-to-maturity securities	$224,233	$-	$(27,057)	$197,176

Available-for-sale debt securities:
Agency - GSE	$31,178	$-	$(3,633)	$27,545
Obligations of states and political subdivisions	138,217	1	(15,421)	122,797
MBS - GSE residential	226,240	-	(32,542)	193,698

Total available-for-sale debt securities	$395,635	$1	$(51,596)	$344,040

Some of the Company’s debt securities are pledged to secure trust funds, public deposits, short-term borrowings, FHLB advances, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law.

The amortized cost and fair value of debt securities at  June 30, 2024 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
Due in one year or less	$-	$-
Due after one year through five years	29,343	27,161
Due after five years through ten years	73,165	64,035
Due after ten years	122,481	102,431
Total held-to-maturity securities	$224,989	$193,627

Available-for-sale securities:
Debt securities:
Due in one year or less	$1,999	$1,935
Due after one year through five years	39,098	34,881
Due after five years through ten years	16,537	13,982
Due after ten years	109,112	96,458
MBS - GSE residential	213,934	180,250
Total available-for-sale debt securities	$380,680	$327,506

There was a $0.2 million increase to the carrying value of municipal AFS securities resulting from the interest rate swap that was not included in the maturity table above.

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

Securities pledged at June 30, 2024 had a carrying amount of $380.0 million and were pledged to secure public deposits, trust client deposits, borrowings and derivative instruments.

The following table presents the fair value and gross unrealized losses of debt securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of  June 30, 2024 and December 31, 2023:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

June 30, 2024
Agency - GSE	$-	$-	$100,846	$(12,307)	$100,846	$(12,307)
Obligations of states and political subdivisions	388	(8)	239,650	(38,537)	240,038	(38,545)
MBS - GSE residential	-	-	180,250	(33,517)	180,250	(33,517)
Total	$388	$(8)	$520,746	$(84,361)	$521,134	$(84,369)
Number of securities	1		416		417

December 31, 2023
Agency - GSE	$-	$-	$101,366	$(11,194)	$101,366	$(11,194)
Obligations of states and political subdivisions	781	(22)	244,224	(33,814)	245,005	(33,836)
MBS - GSE residential	-	-	193,698	(31,462)	193,698	(31,462)
Total	$781	$(22)	$539,288	$(76,470)	$540,069	$(76,492)
Number of securities	2		414		416

There were $0.3 million and $2.2 million increases to the carrying value of AFS securities resulting from the interest rate swap that increased the unrealized loss position at June 30, 2024 and December 31, 2023 that were not included in the table above.

The Company had 417 debt securities in an unrealized loss position at  June 30, 2024, including 46 agency-GSE securities, 135 MBS – GSE residential securities and 236 municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at  June 30, 2024: 10.88% for agency - GSE, 15.68% for total MBS-GSE residential; and 13.84% for municipals. Management has no intent to sell any securities in an unrealized loss position as of June 30, 2024.

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

5. Loans and leases

The classifications of loans and leases at  June 30, 2024 and December 31, 2023 are summarized as follows:

(dollars in thousands)	June 30, 2024	December 31, 2023
Commercial and industrial:
Commercial	$154,158	$152,640
Municipal	107,219	94,724
Commercial real estate:
Non-owner occupied	355,024	337,671
Owner occupied	274,762	278,293
Construction	53,959	39,823
Consumer:
Home equity installment	54,558	56,640
Home equity line of credit	57,188	52,348
Auto loans - Recourse	11,014	10,756
Auto loans - Non-recourse	92,756	112,595
Direct finance leases	31,125	33,601
Other	23,499	16,500
Residential:
Real estate	481,966	465,010
Construction	32,645	36,536
Total	1,729,873	1,687,137
Less:
Allowance for credit losses on loans	(18,975)	(18,806)
Unearned lease revenue	(2,055)	(2,039)
Loans and leases, net	$1,708,843	$1,666,292

Total unamortized net costs and premiums included in loan totals were as follows:

(dollars in thousands)	June 30, 2024	December 31, 2023
Net unamortized fair value mark discount on acquired loans	$(5,598)	$(6,468)
Net unamortized deferred loan origination costs	4,979	4,930
Total	$(619)	$(1,538)

The Company excludes accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of June 30, 2024 and December 31, 2023, accrued interest receivable for loans totaled $6.5 million and $5.7 million, respectively, and is included in the accrued interest receivable line in the consolidated balance sheets and is excluded from the estimate of credit losses.

Direct finance leases include the lease receivable and the guaranteed lease residual. Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease. Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The approximate unpaid principal balance of mortgages serviced for others amounted to $483.9 million as of  June 30, 2024 and $477.7 million as of December 31, 2023. Mortgage servicing rights amounted to $1.4 million and $1.5 million as of  June 30, 2024 and December 31, 2023, respectively, and is included in other assets in the consolidated balance sheets.

During the second quarter of 2024, the Company reviewed its commercial real estate loan portfolios to ensure the loans in those portfolios reflect proper purpose and collateral. Based on this analysis, loans with a net balance of $25.4 million were reclassified between commercial real estate owner-occupied and commercial real estate non-owner-occupied categories. This adjustment was applied to December 31, 2023, for purposes of comparison. As of December 31, 2023, the non-owner-occupied portfolio increased and the owner-occupied portfolio decreased by $26.1 million.

Non-accrual loans

Non-accrual loans and loans past due over 89 days still accruing, segregated by class, at  June 30, 2024 and December 31, 2023, were as follows:

(dollars in thousands)	Non-accrual With No Allowance for Credit Loss	Non-accrual With an Allowance for Credit Loss	Total Non-accrual	Loans Past Due Over 89 Days Still Accruing
At June 30, 2024
Commercial and industrial:
Commercial	$-	$2,685	$2,685	$-
Municipal	-	-	-	-
Commercial real estate:
Non-owner occupied	724	-	724	-
Owner occupied	2,320	84	2,404	-
Consumer:
Home equity installment	56	-	56	-
Home equity line of credit	402	-	402	-
Auto loans - Recourse	-	-	-	-
Auto loans - Non-recourse	5	-	5	-
Direct finance leases	-	-	-	34
Other	20	-	20	-
Residential:
Real estate	593	-	593	-
Total	$4,120	$2,769	$6,889	$34

(dollars in thousands)	Non-accrual With No Allowance for Credit Loss	Non-accrual With an Allowance for Credit Loss	Total Non-accrual	Loans Past Due Over 89 Days Still Accruing
At December 31, 2023
Commercial and industrial:
Commercial	$39	$16	$55	$-
Municipal	-	-	-	-
Commercial real estate:
Non-owner occupied	252	-	252	-
Owner occupied	2,040	210	2,250	-
Construction	-		-
Consumer:
Home equity installment	70	-	70	-
Home equity line of credit	297	67	364	-
Auto loans - Recourse	-	-	-	-
Auto loans - Non-recourse	32	7	39	-
Direct finance leases	-	-	-	14
Other	-	-	-	-
Residential:
Real estate	278	-	278	-
Total	$3,008	$300	$3,308	$14

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

The following tables present the amortized cost basis of loans at  June 30, 2024 and June 30, 2023 that were both experiencing financial difficulty and modified during the six months ended June 30, 2024 and 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Loans modified during the six months ended:
(dollars in thousands)	June 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Commercial and industrial:
Commercial	$-	$50	$-	$-	$-	$-	0.03%
Commercial real estate:
Non-owner occupied	-	285	-	-	-	-	0.08%
Owner occupied	-	-	6,546	-	-	-	2.38%
Total	$-	$335	$6,546	$-	$-	$-

	Loans modified during the six months ended:
(dollars in thousands)	June 30, 2023
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Commercial and industrial:
Commercial	$-	$46	$-	$-	$-	$-	0.03%
Commercial real estate:
Non-owner occupied	-	-	915	3,191	-	-	1.30%
Total	$-	$46	$915	$3,191	$-	$-

The Company has not committed to lend additional amounts to the borrowers included in the previous tables.

Loans modified to borrowers experiencing financial difficulty are closely monitored to understand the effectiveness of its modification efforts. None of the loans that have been modified in the last 12 months to borrowers experiencing financial difficulty were past due at June 30, 2024.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the six months ended June 30, 2024 and 2023:

(dollars in thousands)	June 30, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Months)

Commercial real estate:
Owner occupied	$-	-	5.0

(dollars in thousands)	June 30, 2023
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Months)

Commercial real estate:
Non-owner occupied	$-	6.13%	8.8

There were no financing receivables that had a payment default during the three and six months ended June 30, 2024 and 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

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

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
June 30, 2024	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial:
Commercial	$-	$99	$2,685	$2,784	$151,374	$154,158		$-
Municipal	-	-	-	-	107,219	107,219
Commercial real estate:
Non-owner occupied	-	-	724	724	354,300	355,024		-
Owner occupied	427	71	2,404	2,902	271,860	274,762		-
Construction	-	-	-	-	53,959	53,959		-
Consumer:
Home equity installment	191	-	56	247	54,311	54,558		-
Home equity line of credit	84	245	402	731	56,457	57,188		-
Auto loans - Recourse	101	-	-	101	10,913	11,014		-
Auto loans - Non-recourse	271	24	5	300	92,456	92,756		-
Direct finance leases	79	-	34	113	28,957	29,070	(2)	34
Other	132	34	20	186	23,313	23,499		-
Residential:
Real estate	221	187	593	1,001	480,965	481,966		-
Construction	-	-	-	-	32,645	32,645		-
Total	$1,506	$660	$6,923	$9,089	$1,718,729	$1,727,818		$34

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $2.1 million. (3) Includes net deferred loan costs of $5.0 million.

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2023	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial
Commercial	$77	$16	$55	$148	$152,492	$152,640		$-
Municipal	-	-	-	-	94,724	94,724
Commercial real estate:
Non-owner occupied	85	65	252	402	337,269	337,671		-
Owner occupied	1,875	104	2,250	4,229	274,064	278,293		-
Construction	-	-	-	-	39,823	39,823		-
Consumer:
Home equity installment	105	150	70	325	56,315	56,640		-
Home equity line of credit	60	92	364	516	51,832	52,348		-
Auto loans - Recourse	86	1	-	87	10,669	10,756		-
Auto loans - Non-recourse	417	48	39	504	112,091	112,595		-
Direct finance leases	548	-	14	562	31,000	31,562	(2)	14
Other	30	4	-	34	16,466	16,500		-
Residential:
Real estate	42	682	278	1,002	464,008	465,010		-
Construction	-	-	-	-	36,536	36,536		-
Total	$3,325	$1,162	$3,322	$7,809	$1,677,289	$1,685,098		$14

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

The following table presents loans including $5.0 million and $4.9 million of deferred costs, segregated by class and vintage, categorized into the appropriate credit quality indicator category as of  June 30, 2024 and December 31, 2023, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

As of  June 30, 2024

(dollars in thousands)

June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk Rating
Pass	$14,097	$28,369	$13,928	$14,021	$4,295	$16,374	$54,980	$-	$146,064
Special Mention	-	-	129	172	-	-	-	-	301
Substandard	-	-	230	6,298	15	1,170	80	-	7,793
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	$14,097	$28,369	$14,287	$20,491	$4,310	$17,544	$55,060	$-	$154,158
Current period gross write-offs	$-	$-	$-	$30	$21	$102	$-	$-	$153

Commercial and industrial - municipal
Risk Rating
Pass	$16,360	$24,507	$14,002	$21,914	$12,904	$17,532	$-	$-	$107,219
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial - municipal	$16,360	$24,507	$14,002	$21,914	$12,904	$17,532	$-	$-	$107,219
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - non-owner occupied
Risk Rating
Pass	$39,748	$34,903	$57,518	$70,061	$46,515	$90,527	$7,550	$-	$346,822
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	692	102	7,408	-	-	8,202
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	$39,748	$34,903	$57,518	$70,753	$46,617	$97,935	$7,550	$-	$355,024
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied
Risk Rating
Pass	$7,824	$30,314	$32,710	$42,965	$22,591	$103,250	$16,161	$-	$255,815
Special Mention	-	-	-	475	-	-	-	-	475
Substandard	-	-	6,687	457	521	10,807	-	-	18,472
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	$7,824	$30,314	$39,397	$43,897	$23,112	$114,057	$16,161	$-	$274,762
Current period gross write-offs	$-	$-	$-	$-	$-	$131	$-	$-	$131

Commercial real estate - construction
Risk Rating
Pass	$7,122	$24,960	$17,794	$-	$-	$3,689	$394	$-	$53,959
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - construction	$7,122	$24,960	$17,794	$-	$-	$3,689	$394	$-	$53,959
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

As of June 30, 2024

(dollars in thousands)

June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Home equity installment
Payment performance
Performing	$2,713	$8,140	$16,658	$8,608	$7,093	$11,290	$-	$-	$54,502
Non-performing	-	-	-	-	-	56	-	-	56
Total home equity installment	$2,713	$8,140	$16,658	$8,608	$7,093	$11,346	$-	$-	$54,558
Current period gross write-offs	$-	$-	$-	$-	$-	$7	$-	$-	$7

Home equity line of credit
Payment performance
Performing	$-	$-	$-	$-	$-	$-	$46,298	$10,488	$56,786
Non-performing	-	-	-	-	-	-	402	-	402
Total home equity line of credit	$-	$-	$-	$-	$-	$-	$46,700	$10,488	$57,188
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$13	$13

Auto loans - recourse
Payment performance
Performing	$2,591	$2,803	$1,494	$2,194	$1,383	$549	$-	$-	$11,014
Non-performing	-	-	-	-	-	-	-	-	-
Total auto loans - recourse	$2,591	$2,803	$1,494	$2,194	$1,383	$549	$-	$-	$11,014
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Auto loans - non-recourse
Payment performance
Performing	$2,838	$33,584	$34,776	$13,455	$5,696	$2,402	$-	$-	$92,751
Non-performing	-	-	-	-	-	5	-	-	5
Total auto loans - non-recourse	$2,838	$33,584	$34,776	$13,455	$5,696	$2,407	$-	$-	$92,756
Current period gross write-offs	$-	$15	$31	$17	$3	$14	$-	$-	$80

Direct finance leases (1)
Payment performance
Performing	$5,178	$8,877	$8,982	$5,276	$683	$40	$-	$-	$29,036
Non-performing	-	-	-	34	-	-	-	-	34
Total direct finance leases	$5,178	$8,877	$8,982	$5,310	$683	$40	$-	$-	$29,070
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer - other
Payment performance
Performing	$9,137	$6,884	$2,513	$1,596	$532	$805	$2,012	$-	$23,479
Non-performing	-	-	20	-	-	-	-	-	20
Total consumer - other	$9,137	$6,884	$2,533	$1,596	$532	$805	$2,012	$-	$23,499
Current period gross write-offs	$9	$29	$16	$11	$4	$24	$-	$-	$93

Residential real estate
Payment performance
Performing	$19,881	$51,305	$85,810	$138,763	$51,968	$133,646	$-	$-	$481,373
Non-performing	-	315	-	-	-	278	-	-	593
Total residential real estate	$19,881	$51,620	$85,810	$138,763	$51,968	$133,924	$-	$-	$481,966
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential - construction
Payment performance
Performing	$4,395	$14,756	$6,549	$5,337	$979	$629	$-	$-	$32,645
Non-performing	-	-	-	-	-	-	-	-	-
Total residential - construction	$4,395	$14,756	$6,549	$5,337	$979	$629	$-	$-	$32,645
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

(1) Net of unearned lease revenue of $2.1 million.

Commercial credit exposure

Credit risk profile by creditworthiness category

As of  December 31, 2023

(dollars in thousands)

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk Rating
Pass	$30,328	$19,115	$22,820	$4,848	$6,922	$12,156	$53,758	$-	$149,947
Special Mention	-	597	288	-	-	55	30	-	970
Substandard	-	-	16	20	53	324	1,310	-	1,723
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	$30,328	$19,712	$23,124	$4,868	$6,975	$12,535	$55,098	$-	$152,640
Current period gross write-offs	$-	$-	$300	$20	$-	$-	$-	$-	$320

Commercial and industrial - municipal
Risk Rating
Pass	$27,016	$13,933	$21,241	$13,137	$1,445	$17,952	$-	$-	$94,724
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial - municipal	$27,016	$13,933	$21,241	$13,137	$1,445	$17,952	$-	$-	$94,724
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - non-owner occupied
Risk Rating
Pass	$34,349	$57,874	$72,806	$48,088	$16,245	$89,117	$7,168	$-	$325,647
Special Mention	-	-	1,044	304	-	1,375	-	-	2,723
Substandard	-	65	1,063	129	566	7,478	-	-	9,301
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	$34,349	$57,939	$74,913	$48,521	$16,811	$97,970	$7,168	$-	$337,671
Current period gross write-offs	$-	$-	$-	$-	$-	$32	$-	$-	$32

Commercial real estate - owner occupied
Risk Rating
Pass	$29,182	$38,767	$45,643	$23,980	$25,781	$85,167	$9,342	$-	$257,862
Special Mention	-	199	554	-	-	-	125	-	878
Substandard		7,029	379	560	-	10,991	594	-	19,553
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	$29,182	$45,995	$46,576	$24,540	$25,781	$96,158	$10,061	$-	$278,293
Current period gross write-offs	$-	$-	$-	$-	$-	$59	$-	$-	$59

Commercial real estate - construction
Risk Rating
Pass	$15,075	$17,358	$852	$-	$-	$3,739	$2,799	$-	$39,823
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - construction	$15,075	$17,358	$852	$-	$-	$3,739	$2,799	$-	$39,823
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

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

Collateral dependent loans

Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the financial asset is expected to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. The following table presents the individually evaluated, collateral dependent loans as of June 30, 2024 and December 31, 2023:

(dollars in thousands)	Real Estate	Other	Total Collateral-Dependent Loans
At June 30, 2024
Commercial and industrial:
Commercial	$-	$2,685	$2,685
Commercial real estate:
Non-owner occupied	724	-	724
Owner occupied	2,404	-	2,404
Consumer:
Home equity installment	56	-	56
Home equity line of credit	402	-	402
Auto loans - Non-recourse	-	5	5
Other	20	-	20
Residential:
Real estate	593	-	593
Total	$4,199	$2,690	$6,889

(dollars in thousands)	Real Estate	Other	Total Collateral-Dependent Loans
At December 31, 2023
Commercial and industrial:
Commercial	$-	$55	$55
Commercial real estate:
Non-owner occupied	252	-	252
Owner occupied	2,250	-	2,250
Consumer:
Home equity installment	70	-	70
Home equity line of credit	364	-	364
Auto loans - Non-recourse	-	39	39
Residential:
Real estate	278	-	278
Total	$3,214	$94	$3,308

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

Information related to the change in the allowance for credit losses on loans and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the six months ended June 30, 2024
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$1,850	$8,835	$2,391	$5,694	$36	$18,806
Charge-offs	(153)	(131)	(193)	-	-	(477)
Recoveries	5	155	41	45	-	246
Provision (benefit) for credit losses	479	(172)	129	(13)	(23)	400
Ending balance	$2,181	$8,687	$2,368	$5,726	$13	$18,975

As of and for the three months ended June 30, 2024
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$1,904	$8,824	$2,263	$5,846	$49	$18,886
Charge-offs	(39)	(126)	(86)	-	-	(251)
Recoveries	3	-	19	43	-	65
Provision (benefit) for credit losses	313	(11)	172	(163)	(36)	275
Ending balance	$2,181	$8,687	$2,368	$5,726	$13	$18,975

As of and for the six months ended June 30, 2023
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,924	$7,162	$2,827	$4,169	$67	$17,149
Impact of adopting ASC 326	278	756	(547)	198	(67)	618
Initial allowance on loans purchased with credit deterioration	-	126	-	-	-	126
Charge-offs	(320)	(32)	(245)	-	-	(597)
Recoveries	22	41	126	10	-	199
Provision (benefit) for credit losses	(543)	525	353	470	50	855
Ending balance	$2,361	$8,578	$2,514	$4,847	$50	$18,350

As of and for the three months ended June 30, 2023
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,550	$8,157	$2,448	$4,683	$72	$17,910
Charge-offs	(150)	-	(143)	-	-	(293)
Recoveries	1	2	55	-	-	58
Provision (benefit) for credit losses	(40)	419	154	164	(22)	675
Ending balance	$2,361	$8,578	$2,514	$4,847	$50	$18,350

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

The Company's allowance for credit losses on unfunded commitments is recognized as a liability on the consolidated balance sheets, with adjustments to the reserve recognized in the provision for credit losses on unfunded commitments on the consolidated statements of income. The Company's activity in the allowance for credit losses on unfunded commitments for the period was as follows:

(dollars in thousands)	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Beginning balance	$944	$49
Impact of adopting ASC 326	-	1,060
Provision (benefit) for credit losses	90	175
Ending balance	$1,034	$1,284

Direct finance leases

The Company originates direct finance leases through three automobile dealerships. The amortized cost of the Company’s lease receivables, net of unearned income, was $5.4 million and $6.1 million as of  June 30, 2024 and December 31, 2023, respectively. The residual value of the direct finance leases is fully guaranteed by the dealerships. Residual values amounted to $23.2 million and $25.1 million at  June 30, 2024 and December 31, 2023, respectively, and are included in the amortized cost of direct finance leases. As of June 30, 2024, there was also $500 thousand in deferred lease expense included in the carrying value of direct finance leases that is not included in the table below.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2024	$6,516
2025	14,171
2026	6,671
2027	3,108
2028	121
2029 and thereafter	38
Total future minimum lease payments receivable	30,625
Less: Unearned income	(2,055)
Undiscounted cash flows to be received	$28,570

6. Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards. The Company maintains one active share-based compensation plan that may generate additional potentially dilutive common shares. For granted and unexercised stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued SSARs were exercised and converted into common stock. As of the three and six months ended June 30, 2024, there were 8,589 and 8,900 potentially dilutive shares related to issued and unexercised SSARs compared to 17,725 and 18,983 for the same 2023 periods, respectively. The calculation did not include 46,423 weighted average unexercised SSARs that could potentially dilute earnings per share but their effect was antidilutive as of the three and six months ended  June 30, 2024. For restricted stock, dilution would occur from the Company’s previously granted but unvested shares. There were 21,316 and 25,881 potentially dilutive shares related to unvested restricted share grants as of the three and six months ended June 30, 2024 compared to 15,978 and 18,882 for the same 2023 periods, respectively.

In the computation of diluted EPS, the Company uses the treasury stock method to determine the dilutive effect of its granted but unexercised SSARs and unvested restricted stock. Under the treasury stock method, the assumed proceeds, as defined, received from shares issued in a hypothetical stock option exercise or restricted stock grant, are assumed to be used to purchase treasury stock. Proceeds include amounts received from the exercise of outstanding stock options and compensation cost for future service that the Company has not yet recognized in earnings. The Company does not consider awards from share-based grants in the computation of basic EPS.

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$4,935	$5,362	$9,993	$12,402
Weighted-average common shares outstanding	5,735,606	5,670,769	5,728,982	5,660,255
Basic EPS	$0.86	$0.95	$1.74	$2.19

Diluted EPS:
Net income available to common shareholders	$4,935	$5,362	$9,993	$12,402
Weighted-average common shares outstanding	5,735,606	5,670,769	5,728,982	5,660,255
Potentially dilutive common shares	29,905	33,703	34,781	37,865
Weighted-average common and potentially dilutive shares outstanding	5,765,511	5,704,472	5,763,763	5,698,120
Diluted EPS	$0.86	$0.94	$1.73	$2.18

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

During the first quarter of 2024, the Company approved a LTIP and awarded restricted stock to senior officers and managers in February 2024 based on 2023 performance.

During the first quarter of 2023, the Company approved a LTIP and awarded restricted stock to senior officers and managers in February 2023 based on 2022 performance. During the second quarter of 2023, the Company awarded 1,000 shares of restricted stock to one new employee.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended June 30, 2024 and 2023 under the 2022 stock incentive plan:

	June 30, 2024			June 30, 2023
			Weighted-			Weighted-
	Shares		average grant	Shares		average grant
	granted		date fair value	granted		date fair value

Omnibus plan	10,000	(2)	$46.96	18,000	(2)	$49.43
Omnibus plan	1,558	(2)	46.96	17,684	(3)	49.43
Omnibus plan	10,871	(3)	46.96	50	(1)	49.43
Omnibus plan	50	(1)	46.96	1,000	(3)	44.06
Total	22,479		$46.96	36,734		$49.28

(1) Vest after 1 year (2) Vest after 3 years – 33% each year (3) Vest fully after 3 years

The fair value of the shares granted in 2024 and 2023 was calculated using the grant date closing stock price.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 & 2022 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2023	12,519	61,200	73,719	$50.03
Granted	-	22,479	22,479	46.96
Forfeited	-	(579)	(579)	48.97
Vested	(7,719)	(17,585)	(25,304)	51.05
Non-vested balance at June 30, 2024	4,800	65,515	70,315	$48.69

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2023	64,326	$11.59	3.8
Granted	-
Exercised	-
Forfeited	-
Outstanding June 30, 2024	64,326	$11.59	3.3

Of the SSARs outstanding at June 30, 2024, all SSARs vested and were exercisable.

During the first six months of 2024 and 2023, there were zero and 7,665 SSARs exercised, respectively.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three and six months ended June 30, 2024 and 2023 and the unrecognized stock-based compensation expense as of June 30, 2024:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Stock-based compensation expense:
2012 Director stock incentive plan	$60	$173	$139	$287
2012 Omnibus stock incentive plan	61	118	149	259
2022 Omnibus stock incentive plan	218	227	384	383
Employee stock purchase plan	-	-	126	34
Total stock-based compensation expense	$339	$518	$798	$963

As of
(dollars in thousands)	June 30, 2024
Unrecognized stock-based compensation expense:
2012 Director stock incentive plan	$151
2012 Omnibus stock incentive plan	153
2022 Omnibus stock incentive plan	1,781
Total unrecognized stock-based compensation expense	$2,085

The unrecognized stock-based compensation expense as of June 30, 2024 will be recognized ratably over the periods ended February 2025, February 2025 and February 2027 for the 2012 Director Stock Incentive Plan, 2012 Omnibus Stock Incentive Plan and 2022 Omnibus Stock Incentive Plan, respectively.

In addition to the 2022 stock incentive plan, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined. As of June 30, 2024, 108,591 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

June 30, 2024
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$78,085	$78,085	$78,085	$-	$-
Held-to-maturity securities	224,989	193,627	-	193,627	-
Available-for-sale debt securities	327,506	327,506	-	327,506	-
Restricted investments in bank stock	3,968	3,968	-	3,968	-
Loans and leases, net	1,708,843	1,553,463	-	-	1,553,463
Loans held-for-sale	691	701	-	701	-
Accrued interest receivable	9,877	9,877	-	9,877	-
Interest rate swaps	216	216	-	216	-
Financial liabilities:
Deposits with no stated maturities	1,899,385	1,899,385	-	1,899,385	-
Time deposits	269,745	267,215	-	267,215	-
Short-term borrowings	98,120	98,128	-	98,128	-
Secured borrowings	7,237	7,803	-	-	7,803
Accrued interest payable	3,260	3,260	-	3,260	-
Interest rate swaps	551	551	-	551	-

December 31, 2023
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$111,949	$111,949	$111,949	$-	$-
Held-to-maturity securities	224,233	197,176	-	197,176	-
Available-for-sale debt securities	344,040	344,040	-	344,040	-
Restricted investments in bank stock	3,905	3,905	-	3,905	-
Loans and leases, net	1,666,292	1,532,195	-	-	1,532,195
Loans held-for-sale	1,457	1,483	-	1,483	-
Accrued interest receivable	9,092	9,092	-	9,092	-
Interest rate swaps	171	171	-	171	-
Financial liabilities:
Deposits with no stated maturities	1,945,456	1,945,456	-	1,945,456	-
Time deposits	212,969	210,423	-	210,423	-
Short-term borrowings	117,000	117,010	-	117,010	-
Secured borrowings	7,372	8,067	-	-	8,067
Accrued interest payable	3,042	3,042	-	3,042	-
Interest rate swaps	2,332	2,332	-	2,332	-

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

Time deposits: The fair value of time deposits is based on discounted cash flows using rates which approximate market rates for deposits of similar maturities.

Secured borrowings: The fair value for these obligations uses an income approach based on expected cash flows on a pooled basis.

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Agency - GSE	$27,596	$-	$27,596	$-
Obligations of states and political subdivisions	119,660	-	119,660	-
MBS - GSE residential	180,250	-	180,250	-
Total available-for-sale debt securities	$327,506	$-	$327,506	$-
Interest rate swaps	216	-	216	-
Total assets	$327,722	$-	$327,722	$-

Liabilities:
Interest rate swaps	$551	$-	$551	$-
Total liabilities	$551	$-	$551	$-

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Agency - GSE	$27,545	$-	$27,545	$-
Obligations of states and political subdivisions	122,797	-	122,797	-
MBS - GSE residential	193,698	-	193,698	-
Total available-for-sale debt securities	$344,040	$-	$344,040	$-
Interest rate swaps	171	-	171	-
Total assets	$344,211	$-	$344,211	$-

Liabilities:
Interest rate swaps	$2,332	$-	$2,332	$-
Total liabilities	$2,332	$-	$2,332	$-

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

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending  June 30, 2024 and December 31, 2023, respectively.

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

			Quoted prices in	Significant other	Significant other
		Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	Valuation techniques	at June 30, 2024	(Level 1)	(Level 2)	(Level 3)

Individually evaluated loans	Fair value of collateral appraised value	$2,460	$-	$-	$2,460
Other repossessed assets	Fair value of asset less selling costs	9	-	-	9
Total		$2,469	$-	$-	$2,469

			Quoted prices in	Significant other	Significant other
		Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)		at December 31, 2023	(Level 1)	(Level 2)	(Level 3)

Individually evaluated loans	Fair value of collateral appraised value	$120	$-	$-	$120
Other real estate owned	Fair value of asset less selling costs	1	-	-	1
Total		$121	$-	$-	$121

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

At  June 30, 2024 and December 31, 2023, the range of liquidation expenses and other valuation adjustments applied to individually evaluated, collateral dependent loans ranged from -13.57% to -13.57% and from -31.47% to -31.47%, respectively. The weighted average of liquidation expenses and other valuation adjustments applied to individually evaluated, collateral dependent loans amounted to -13.57% as of June 30, 2024 and -31.47% as of December 31, 2023, respectively. Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed. Accordingly, fair value estimates for individually evaluated, collateral dependent loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable. Appraisals form the basis for determining the net realizable value from these properties. Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business. Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions. Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs. These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions. At   December 31, 2023, the discounts applied to the appraised values of ORE ranged from -77.60% to -77.60%, and the weighted average of discount to the appraisal values of ORE amounted to -77.60%. At  June 30, 2024, there was no ORE.

At  June 30, 2024, there was one other repossessed asset totaling $9 thousand. At December 31, 2023, there were no other repossessed assets. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.

9. Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers. The policies are recorded at their cash surrender values. Increases in cash surrender values are included in non-interest income in the consolidated statements of income. The policies’ cash surrender value totaled $57.3 million and $54.6 million, respectively, as of  June 30, 2024 and December 31, 2023 and is reflected as an asset on the consolidated balance sheets. For the six months ended June 30, 2024 and 2023, the Company has recorded income of $706 thousand and $645 thousand, respectively, due to an increase in cash surrender values.

Officer Life Insurance

The Bank enters into separate split dollar life insurance arrangements (Split Dollar Agreements) with certain officers which provide each officer a specified death benefit should the officer die while in the Bank’s employ. The Bank owns the policies and all cash values thereunder. Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary. As of June 30, 2024, the policies had total death benefits of $57.3 million of which $8.8 million would be paid to the officer’s beneficiaries and the remaining $48.5 million would be paid to the Bank. In addition, four executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met. In June 2024, the Bank entered into an agreement with one officer pursuant to which the Bank will share a portion of the net death proceeds of certain bank-owned life insurance (BOLI) policies with the participant’s beneficiary should they die while employed by the Bank. Net death proceeds are the total death proceeds from the BOLI policies less the greater of the cash surrender value or aggregate premiums paid. Under the Split Dollar Agreement, the participant's beneficiary will receive a death benefit equal to the lesser of three times the participant's base salary at the date of death or the net death proceeds from the BOLI policies. See exhibit 10.15 for further information. As of  June 30, 2024 and December 31, 2023, the Company had a balance in accrued expenses of $403 thousand and $352 thousand, respectively, for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement. On March 20, 2019, the Bank entered into a SERP Agreement with one officer, pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2019 until normal retirement age. As a result of the acquisition of Landmark, the Company acquired a SERP agreement with one former employee. In June 2024, the bank entered into a supplemental executive retirement plan agreement (the “SERP Agreement”) with one officer; pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from June 1, 2024 until normal retirement age of 70. See exhibit 10.14 for further information. As of  June 30, 2024 and December 31, 2023, the Company had a balance in accrued expenses of $4.7 million and $4.4 million in connection with these SERPs.

10. Derivative Instruments

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

		Weighted
	Notional	Average Maturity	Interest Rate	Interest Rate
(dollars in thousands)	Amount	(Years)	Paid	Received	Fair Value
June 30, 2024
Classified in Other assets:
Customer interest rate swaps	$1,842	13.41	30 Day SOFR + Margin	Fixed	$216
Classified in Accrued interest payable and other liabilities:
Third party interest rate swaps	$1,842	13.41	Fixed	30 Day SOFR + Margin	$216

Interest rate derivative - fair value hedge designation

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. This interest rate swap is designated as a fair value hedge and limits the risk to the investment portfolio of rising interest rates. The Company entered into an interest rate swap with a third-party financial institution to convert fixed rate investment securities to an adjustable rate to produce a more asset sensitive profile. The Company recorded the fair value of the fair value hedge in other assets and accrued interest payable and other liabilities on the consolidated balance sheet. The hedged items (fixed rate securities available-for-sale) are also recorded at fair value which offsets the adjustment to the fair value hedge. The related gains and losses are reported in interest income investment securities - U.S. government agencies and corporations and interest income investment securities - state and political subdivisions (nontaxable) in the consolidated statements of income. For the six months ended June 30, 2024, there was $178 thousand in interest income investment securities - U.S. government agencies and corporations and $178 thousand in interest income investment securities - state and political subdivisions (nontaxable). A qualitative assessment of hedge effectiveness was applied at inception of the hedge. Future hedge effectiveness will be determined on a qualitative basis at least annually.  The hedge is expected to remain effective as long as the balance of the hedged item is projected to remain at or above the notional amount of the swap.

		Weighted
	Notional	Average Maturity
(dollars in thousands)	Amount	(Years)	Fair Value
June 30, 2024
Pay-fixed interest rate swap agreements - securities AFS	$100,000	2.2	$(334)

The Company had investment securities with a book value of $2.7 million pledged as collateral on its interest rate swaps with a third-party financial institution as of June 30, 2024.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of June 30, 2024 compared to December 31, 2023 and a comparison of the results of operations for the three and six months ended June 30, 2024 and 2023. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2023 Annual Report filed on Form 10-K.

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

Executive Summary

The Company is a Pennsylvania corporation and a bank holding company, whose wholly-owned state chartered commercial bank and trust subsidiary is The Fidelity Deposit and Discount Bank. The Company is headquartered in Dunmore, Pennsylvania. We consider Lackawanna, Northampton and Luzerne Counties our primary marketplace.

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

We are impacted by national, regional and market area economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, Lackawanna and Luzerne counties, and Eastern Pennsylvania, Northampton county. The Federal Open Market Committee (FOMC) increased interest rates by 425 basis points during 2022 and another 100 basis points during 2023; no change since prior year. According to the U.S. Bureau of Labor Statistics, the national unemployment rate for June 2024 was 4.1%, up 0.4 percentage points from December 2023. The unemployment rates in the Scranton - Wilkes-Barre – Hazleton (market area north) and the Allentown – Bethlehem – Easton (market area south) Metropolitan Statistical Areas (local) increased faster than the national unemployment rate. The local unemployment rates at June 30, 2024 were 4.3% in market area north and 3.9% in market area south, respectively, an increase of 0.8 percentage points and 0.7 percentage points from the 3.5% and 3.2%, respectively, at December 31, 2023. The median home values in the Scranton-Wilkes-Barre-Hazleton metro and Allentown-Bethlehem-Easton metro each increased 8.0% and 7.7% from a year ago, according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, and values are expected to grow 1.1% and 1.7% in the next year. In light of these expectations, we are uncertain if real estate values could continue to increase at these levels with the current elevated rate environment, however we will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

For the six months ended June 30, 2024, net income was $10.0 million, or $1.73 diluted earnings per share, compared to $12.4 million, or $2.18 diluted earnings per share, for the six months ended June 30, 2023.

As of June 30, 2024 and June 30, 2023, tangible common book value per share (non-GAAP) was $30.52 and $27.59, respectively. See reconciliation on page 36. The increase in tangible book value was due primarily to an increase in retained earnings from net income. These non-GAAP measures should be reviewed in connection with the reconciliation of these non-GAAP ratios. See “Non-GAAP Financial Measures” located below within this management’s discussion and analysis.

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

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at June 30, 2024 and 2023.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest income (GAAP)	$26,039	$22,979	$51,665	$45,317
Adjustment to FTE	751	725	1,497	1,485
Interest income adjusted to FTE (non-GAAP)	26,790	23,704	53,162	46,802
Interest expense (GAAP)	10,922	7,497	21,604	12,810
Net interest income adjusted to FTE (non-GAAP)	$15,868	$16,207	$31,558	$33,992

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$13,616	$13,425	$27,306	$26,281

Net interest income (GAAP)	15,117	15,482	30,061	32,507
Plus: taxable equivalent adjustment	751	725	1,497	1,485
Non-interest income (GAAP)	4,615	4,535	9,188	9,023
Less: (Loss) gain on sales of securities	-	-	-	(1)
Net interest income (FTE) plus adjusted non-interest income (non-GAAP)	$20,483	$20,742	$40,746	$43,014
Efficiency ratio (non-GAAP)	66.47%	64.72%	67.01%	61.10%

The following table provides a reconciliation of the tangible common equity (non-GAAP) and the calculations of tangible book value per share and tangible common equity ratio:

(dollars in thousands)	June 30, 2024	June 30, 2023
Tangible Book Value per Share (non-GAAP)
Total assets (GAAP)	$2,500,645	$2,441,232
Less: Intangible assets	(20,649)	(20,981)
Tangible assets	2,479,996	2,420,251
Total shareholders' equity (GAAP)	195,692	177,744
Less: Intangible assets	(20,649)	(20,981)
Tangible common equity	$175,043	$156,763

Common shares outstanding, end of period	5,735,728	5,681,260
Tangible Common Book Value per Share (non-GAAP)	$30.52	$27.59
Tangible Common Equity Ratio (non-GAAP)	7.06%	6.48%
Unrealized losses on held-to-maturity securities, net of tax	$(24,776)	$(24,802)
Adjusted tangible common equity ratio (non-GAAP)	6.06%	5.45%

The following table provides a reconciliation of pre-provision net revenue (PPNR) to average assets (non-GAAP):

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Pre-Provision Net Revenue to Average Assets
Income before taxes (GAAP)	$5,701	$5,967	$11,453	$14,219
Plus: Provision for credit losses	415	625	490	1,030
Total pre-provision net revenue (non-GAAP)	$6,116	$6,592	$11,943	$15,249
Total (annualized) (non-GAAP)	$24,599	$26,441	$24,018	$30,751

Average assets	$2,456,828	$2,407,600	$2,453,998	$2,403,455
Pre-Provision Net Revenue to Average Assets (non-GAAP)	1.00%	1.10%	0.98%	1.28%

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

Comparison of the results of operations

three and six months ended June 30, 2024 and 2023

Overview

For the second quarter of 2024, the Company generated net income of $4.9 million, or $0.86 per diluted share, compared to $5.4 million, or $0.94 per diluted share, for the second quarter of 2023. The $0.5 million decline in net income resulted primarily from the $0.4 million decrease in net interest income caused in major part by higher interest expense. The increase of $0.2 million in non-interest expenses and $0.2 million higher provision for credit losses on unfunded loan commitments was offset by the $0.4 million reduction in the provision for credit losses on loans. In the year-to-date comparison, net income decreased by $2.4 million to $10.0 million, or $1.73 per diluted share, from $12.4 million, or $2.18 per diluted share. The decline in net income stemmed from the $2.4 million reduction in net interest income and $1.0 million higher non-interest expenses partially offset by the reduction of $0.5 million in provision for credit losses on loans and $0.4 million in provision for income taxes.

Return on average assets (ROA) was 0.81% and 0.89% for the second quarters of 2024 and 2023, respectively, and 0.82% and 1.04% for the six months ended June 30, 2024 and 2023, respectively. During the same time periods, return on average shareholders’ equity (ROE) was 10.44% and 12.19%, respectively, and 10.57% and 14.52%, respectively. The decreases in ROA and ROE were primarily the result of the decline in net income during the second quarter of 2024 and year-to-date 2024. Pre-provision net revenue to average assets (non-GAAP) was 1.00% and 1.10% for the three months ended June 30, 2024 and 2023, respectively, and 0.98% and 1.28% for the six months ended June 30, 2024 and 2023, respectively. The decreases were due to a decline in income before taxes quarter-over-quarter and year-over-year.

Net interest income and interest sensitive assets / liabilities

Net interest income was $15.1 million for the second quarter of 2024, a 2% decrease over the $15.5 million earned for the second quarter of 2023. The $0.4 million decline in net interest income resulted primarily from the increase of $3.4 million in interest expense due to an 82 basis point increase in the rates paid on interest-bearing deposits coupled with a $108.8 million quarter-over-quarter increase in average interest-bearing deposits, which resulted in $3.9 million in additional interest expense. The Company utilized $36.1 million less average short-term borrowings during the second quarter of 2024 which decreased interest expense by $0.4 million compared to the second quarter of 2023. Partially offsetting the higher interest expense, interest income grew $3.1 million mainly due to a $44.2 million increase in the average balance of interest-earning assets and a 46 basis point increase in FTE yield. The loan portfolio had the biggest impact, producing a $2.9 million increase in FTE interest income from $82.1 million in higher average balances and an increase of 46 basis points in FTE loan yield.

Net interest income was $30.1 million for the six months ended June 30, 2024 compared to $32.5 million for the six months ended June 30, 2023. The $2.4 million, or 8%, reduction was the result of interest expense growing faster than interest income. On the asset side, the loan portfolio caused interest income growth by producing $5.9 million more in interest income from an increase of 47 basis points in FTE loan yields on $84.5 million in higher average balances. On the funding side, total interest expense increased by $8.8 million primarily due to an increase in interest expense paid on deposits of $9.2 million from a 102 basis point higher rate paid on a $98.6 million larger average balance of interest-bearing deposits, partially offset by a decrease in interest expense on borrowings of $0.4 million for the six months ended June 30, 2024 compared to the same period in 2023.

The overall cost of interest-bearing liabilities was 2.58% for the second quarter of 2024, an increase of 74 basis points from the 1.84% for the second quarter of 2023. The cost of funds increased 59 basis points to 1.96% for the second quarter of 2024 from 1.37% for the second quarter of 2023. The FTE yield on interest-earning assets was 4.58% for the second quarter of 2024, an increase of 46 basis points from the 4.12% for the second quarter of 2023. The Company’s FTE (non-GAAP measurement) net interest spread was 2.00% for the second quarter of 2024, decrease of 28 basis points from the 2.28% recorded for the second quarter of 2023. FTE net interest margin decreased by 11 basis points to 2.71% for the three months ended June 30, 2024 from 2.82% for the same 2023 period due to the increase in rates paid on interest-bearing liabilities accelerating at a faster pace than the yields on interest-earning assets.

The overall cost of interest-bearing liabilities was 2.54% for the six months ended June 30, 2024 compared to 1.59% for the six months ended June 30, 2023. The cost of funds increased 78 basis points to 1.95% for the six months ended June 30, 2024 from 1.17% from the same period of 2023. For the month of July 2024, the cost of interest-bearing liabilities was 15 basis points higher than the first six months of 2024 at 2.69% which shows the higher costs are expected to continue. The FTE yield on earning assets was 4.55% for the six months ended June 30, 2024, an increase of 46 basis points from the 4.09% from year-to-date June 30, 2023. The Company’s FTE (non-GAAP measurement) net interest spread was 2.01% for the six months ended June 30, 2024, a decrease of 49 basis points from the 2.50% recorded for the same period of 2023. FTE net interest margin decreased by 27 basis points to 2.70% for the six months ended June 30, 2024 from 2.97% for the same 2023 period due to the increase in rates paid on interest-bearing liabilities growing at a faster pace than the yields on interest-earning assets.

The table that follows presents the quarterly ratios for yield on interest-earning assets, net interest margin and net interest spread for the periods indicated:

	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023
Yield on interest-earning assets (FTE) (non-GAAP)	4.58%	4.52%	4.36%	4.18%	4.12%
Net interest spread (FTE) (non-GAAP)	2.00%	2.01%	2.00%	2.01%	2.28%
Net interest margin (FTE) (non-GAAP)	2.71%	2.69%	2.66%	2.63%	2.82%

For the remainder of 2024, the Company currently expects to operate in a modestly declining interest rate environment during the second half of the year that may accelerate during 2025. Management is primarily reliant on the Federal Open Market Committee's statements and forecast.  The Company’s net interest income performance has been reduced by asset yields being outpaced by higher cost of funds compressing net interest spread. The risk to net interest income improvement is rapid acceleration of deposit rates in the Company's market area. The FOMC increased the federal funds rate by 425 basis points during 2022 and another 100 basis points in 2023, which had a disproportional effect on rates paid on interest-bearing liabilities in 2024. On the asset side, the Prime interest rate, the benchmark rate that banks use as a base rate for adjustable-rate loans was also increased 425 basis points during 2022 and another 100 basis points through 2023. Consensus economic forecasts are predicting small declines between 25 to 50 basis points in the short-term rates towards the end of 2024, with at least another 100 basis points during 2025. For the remainder of 2024, the Company currently maintains a loan pipeline which is expected to grow the loan portfolio funded by utilizing borrowing capacity until such time deposit growth will be able to pay down short-term borrowings. The focus remains to manage net interest income through a declining forecasted rate cycle by exercising disciplined and proactive loan pricing and managing deposit costs to maintain a reasonable spread, to the extent possible, in order to mitigate further margin compression.  Once interest rates begin to decline, focus shifts towards rebuilding net interest spread capacity to begin expanding margin back towards 3%.

The Company’s cost of interest-bearing liabilities was 2.58% and 2.54% for the three and six months ended June 30, 2024, respectively, compared to 1.84% and 1.59% for the same 2023 periods. The increase in interest paid on deposits contributed to the higher cost of interest-bearing liabilities. The FOMC is expected to continue holding the federal funds rate at current levels in the beginning of the third quarter of 2024, but the Company may continue to experience pressure to further increase rates paid on deposits. To help mitigate the impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships and generate new loan volumes. Strategically deploying relationship deposits into interest earning-assets is an effective margin-building strategy that the Company expects to pursue and expand to help enhance net interest margin.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated. Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for June 30, 2024 and 2023 to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments. This treatment allows a uniform comparison among yield on interest-earning assets. Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for credit losses. Home equity lines of credit (HELOC) are included in the residential real estate category since they are secured by real estate. Net deferred loan cost amortization of $0.2 million and $0.2 million during the second quarters of 2024 and 2023, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively, are included in interest income from loans. Merchants Bank of Bangor and Landmark Community Bank loan fair value purchase accounting adjustments of $0.4 million and $0.7 million are included in interest income from loans and $1 thousand and $10 thousand reduced interest expense on deposits and borrowings for the three months ended June 30, 2024 and 2023. Merchants Bank of Bangor and Landmark Community Bank loan fair value purchase accounting adjustments of $0.9 million and $1.6 million are included in interest income from loans and $5 thousand and $21 thousand reduced interest expense on deposits and borrowings for the six months ended June 30, 2024 and 2023. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Residual values for direct finance leases are included in the average balances for consumer loans.

	Three months ended
(dollars in thousands)	June 30, 2024			June 30, 2023
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$31,750	$440	5.57%	$9,454	$121	5.13%
Restricted investments in bank stock	3,983	75	7.64	3,834	75	7.88
Investments:
Agency - GSE	112,976	407	1.45	111,797	404	1.45
MBS - GSE residential	217,616	1,053	1.95	241,246	1,071	1.78
State and municipal (nontaxable)	192,588	1,529	3.19	230,657	1,666	2.90
State and municipal (taxable)	86,144	445	2.07	85,991	445	2.08
Total investments	609,324	3,434	2.27	669,691	3,586	2.15
Loans and leases:
C&I and CRE (taxable)	804,538	12,396	6.20	757,786	10,902	5.77
C&I and CRE (nontaxable)	123,713	1,549	5.04	104,855	1,047	4.01
Consumer	213,465	2,602	4.90	239,985	2,589	4.33
Residential real estate	565,882	6,294	4.47	522,883	5,384	4.13
Total loans and leases	1,707,598	22,841	5.38	1,625,509	19,922	4.92
Total interest-earning assets	2,352,655	26,790	4.58%	2,308,488	23,704	4.12%
Non-interest earning assets	104,173			99,112
Total assets	$2,456,828			$2,407,600

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$655,689	$3,737	2.29%	$651,384	$2,424	1.49%
Savings and clubs	198,471	153	0.31	223,298	165	0.30
MMDA	545,850	3,922	2.89	517,622	2,978	2.31
Certificates of deposit	270,202	2,647	3.94	169,108	1,040	2.47
Total interest-bearing deposits	1,670,212	10,459	2.52	1,561,412	6,607	1.70
Secured borrowings	7,269	120	6.64	7,529	118	6.30
Short-term borrowings	28,478	343	4.85	64,558	772	4.80
Total interest-bearing liabilities	1,705,959	10,922	2.58%	1,633,499	7,497	1.84%
Non-interest bearing deposits	530,047			568,202
Non-interest bearing liabilities	30,733			29,479
Total liabilities	2,266,739			2,231,180
Shareholders' equity	190,089			176,420
Total liabilities and shareholders' equity	$2,456,828			$2,407,600
Net interest income - FTE		$15,868			$16,207

Net interest spread			2.00%			2.28%
Net interest margin			2.71%			2.82%
Cost of funds			1.96%			1.37%

	Six months ended
(dollars in thousands)	June 30, 2024			June 30, 2023
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$30,215	$816	5.43%	$6,669	$152	4.60%
Restricted investments in bank stock	3,958	156	7.94	4,622	181	7.89
Investments:
Agency - GSE	112,827	814	1.45	112,358	818	1.47
MBS - GSE residential	220,676	2,135	1.95	245,101	2,177	1.79
State and municipal (nontaxable)	193,519	3,061	3.18	234,619	3,407	2.93
State and municipal (taxable)	86,124	887	2.07	86,033	891	2.09
Total investments	613,146	6,897	2.26	678,111	7,293	2.17
Loans and leases:
C&I and CRE (taxable)	800,684	24,628	6.19	759,483	21,571	5.73
C&I and CRE (nontaxable)	123,356	3,072	5.01	106,760	2,182	4.12
Consumer	217,431	5,259	4.86	237,784	5,013	4.25
Residential real estate	560,663	12,334	4.42	513,599	10,410	4.09
Total loans and leases	1,702,134	45,293	5.35	1,617,626	39,176	4.88
Total interest-earning assets	2,349,453	53,162	4.55%	2,307,028	46,802	4.09%
Non-interest earning assets	104,545			96,427
Total assets	$2,453,998			$2,403,455

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$661,654	$7,558	2.30%	$646,320	$3,745	1.17%
Savings and clubs	200,179	309	0.31	228,666	339	0.30
MMDA	535,530	7,511	2.82	530,474	5,529	2.10
Certificates of deposit	261,549	5,022	3.86	154,858	1,612	2.10
Total interest-bearing deposits	1,658,912	20,400	2.47	1,560,318	11,225	1.45
Secured borrowings	7,302	241	6.63	7,538	229	6.13
Short-term borrowings	41,216	963	4.70	56,791	1,356	4.82
Total interest-bearing liabilities	1,707,430	21,604	2.54%	1,624,647	12,810	1.59%
Non-interest bearing deposits	524,952			577,045
Non-interest bearing liabilities	31,584			29,565
Total liabilities	2,263,966			2,231,257
Shareholders' equity	190,032			172,198
Total liabilities and shareholders' equity	$2,453,998			$2,403,455
Net interest income - FTE		$31,558			$33,992

Net interest spread			2.01%			2.50%
Net interest margin			2.70%			2.97%
Cost of funds			1.95%			1.17%

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

	Six months ended June 30,
(dollars in thousands)	2024 compared to 2023			2023 compared to 2022
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$632	$32	$664	$(179)	$218	$39
Restricted investments in bank stock	(26)	1	(25)	30	87	117
Investments:
Agency - GSE	4	(8)	(4)	(46)	1	(45)
MBS - GSE residential	(224)	182	(42)	(222)	139	(83)
State and municipal	(435)	262	(173)	(333)	(68)	(401)
Total investments	(655)	436	(219)	(601)	72	(529)
Loans and leases:
Residential real estate	1,013	911	1,924	1,280	1,566	2,846
C&I and CRE	1,646	2,113	3,759	937	3,536	4,473
Consumer	(448)	693	245	684	443	1,127
Total loans and leases	2,211	3,717	5,928	2,901	5,545	8,446
Total interest income	2,162	4,186	6,348	2,151	5,922	8,073

Interest expense:
Deposits:
Interest-bearing checking	91	3,723	3,814	(106)	2,898	2,792
Savings and clubs	(43)	12	(31)	(4)	291	287
Money market	54	1,929	1,983	48	4,935	4,983
Certificates of deposit	1,537	1,872	3,409	47	1,344	1,391
Total deposits	1,639	7,536	9,175	(15)	9,468	9,453
Secured borrowings	(7)	19	12	(11)	206	195
Overnight borrowings	(361)	(32)	(393)	1,353	2	1,355
Total interest expense	1,271	7,523	8,794	1,327	9,676	11,003
Net interest income	$891	$(3,337)	$(2,446)	$824	$(3,754)	$(2,930)

Provision for credit losses

The provision for credit losses represents the necessary amount to charge against current earnings, the purpose of which is to adjust the allowance for credit losses to a level that represents management’s best estimate of expected credit losses in the Company’s loan portfolio. Loans determined to be uncollectible are charged off against the allowance. The required amount of the provision for credit losses, based upon the adequate level of the allowance, is subject to the ongoing analysis of the loan portfolio. The Company’s Special Assets Committee meets periodically to review problem loans. The committee is comprised of management, including credit administration officers, loan officers, loan workout officers and collection personnel.

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

For the three months ended June 30, 2024, the provision for credit losses on loans was $0.3 million and provision for credit losses on unfunded loan commitments was $0.1 million. For the three months ended June 30, 2024, the provision for credit losses on loans decreased $0.4 million compared to the three months ended June 30, 2023 due to lower growth in the loan portfolio and a reduction in net charge-offs. For the three months ended June 30, 2024, the provision for credit losses on unfunded loan commitments increased $0.2 million compared to the three months ended June 30, 2023 due to a higher growth in unfunded loan commitments, specifically commercial construction commitments.

For the six months ended June 30, 2024, the provision for credit losses on loans was $0.4 million and the provision for credit losses on unfunded loan commitments was $0.1 million. For the six months ended June 30, 2024, the provision for credit losses on loans decreased $0.5 million compared to the six months ended June 30, 2023 due to lower growth in the loan portfolio and a reduction in net charge-offs. For the six months ended June 30, 2024, the provision for credit losses on unfunded loan commitments decreased $0.1 million compared to the six months ended June 30, 2023 due to a general decrease in loss rate and funding rate assumptions compared to the prior year period.

The provision for credit losses derives from the reserve required from the allowance for credit losses calculation. The Company continued provisioning for six months ended June 30, 2024 to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for credit losses, see “Allowance for credit losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

For the second quarter of 2024, non-interest income increased $0.1 million, or 2%, to $4.6 million compared to $4.5 million for the second quarter of 2023. The increase in non-interest income was primarily attributable to $0.2 million higher fees from trust fiduciary activities and a $0.2 million loss on the write-down of premises and equipment that reduced non-interest income during the second quarter of 2023. Partially offsetting these increases, fees from commercial loans with interest rate hedges declined $0.3 million.

Total non-interest income for the six months ended June 30, 2024 was $9.2 million, an increase of $0.2 million, or 2%, from $9.0 million for the six months ended June 30, 2023. The increase was primarily due to $0.3 million in additional trust fiduciary fees and $0.1 million higher fees from financial services. The Company also had $0.2 million more non-interest income resulting from a write-down of premises and equipment during the first half of 2023. Partially offsetting these increases were decreases as follows: $0.3 million in recoveries from acquired charged-off loans and $0.3 million in fees from commercial loans with interest rate hedges recorded during the first half of 2023.

Operating expenses

Non-interest expenses increased $0.2 million, or 1%, for the second quarter of 2024 to $13.6 million from $13.4 million for the same quarter of 2023. The increase in non-interest expenses was primarily due to $0.5 million higher salaries and benefits expense from higher salaries related to new hires and banker incentives. There were also increases in professional services of $0.1 million and PA shares tax of $0.1 million. Partially offsetting these increases, net fraud losses decreased by $0.3 million and FDIC assessment expense decreased by $0.1 million in the second quarter of 2024 compared to the same quarter in 2023.

Non-interest expenses increased to $27.3 million for the six months ended June 30, 2024, an increase of $1.0 million, or 4%, from $26.3 million for the six months ended June 30, 2023. The increase in non-interest expenses was primarily due to the $1.1 million increase in salaries and benefits expense coupled with an increase in professional fees of $0.3 million. The increases were partially offset by $0.4 million less in fraud losses and $0.2 million less advertising and marketing expenses.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, were 1.48% and 1.45% for the six months ended June 30, 2024 and 2023. The expense ratio increased because of higher non-interest expenses. The efficiency ratio (non-GAAP) increased from 61.10% at June 30, 2023 to 67.01% at June 30, 2024 due to non-interest expenses increasing as net interest income declined. For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Provision for income taxes

The provision for income taxes decreased $0.4 million during the six months ended June 30, 2024 compared to the same period in 2023 primarily due to lower income before taxes. The Company's effective tax rate was 12.7% at June 30, 2024 compared to 12.8% at June 30, 2023. The difference between the effective rate and the enacted statutory corporate rate of 21% is due mostly to the effect of tax-exempt income in relation to the level of pre-tax income. The decrease in the effective tax rate was primarily due to lower pre-tax income. If the federal corporate tax rate is increased, the Company’s net deferred tax liabilities and deferred tax assets will be re-valued upon adoption of the new tax rate. A federal tax rate increase will increase net deferred tax assets with a corresponding decrease to provision for income taxes.

Comparison of financial condition at

 June 30, 2024 and December 31, 2023

Overview

The Company's consolidated assets totaled $2.5 billion as of June 30, 2024, a decrease of $2.5 million from December 31, 2023. Cash and cash equivalents declined $33.9 million and the investment portfolio reduced by $15.8 million. The decline in the investment portfolio was primarily due to $11 million in paydowns and a $2 million decrease in market value of available-for-sale securities. During the first six months of 2024, the market value of held-to-maturity securities also decreased by $4 million, with $31 million in unrealized losses at June 30, 2024. These decreases were partially offset by $42 million in growth in the loans and leases portfolio during the first half of 2024. During the same time period, total liabilities decreased $8.7 million, or less than 1%. Reductions of $18.9 million in short-term borrowings were partially offset by deposit growth of $10.7 million with the remainder paid from cash balances.

Funds Deployed:

Investment securities

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM). To date, management has not purchased any securities for trading purposes. Some of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them. The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions. Debt securities AFS are carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (AOCI). Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity. For the six months ended June 30, 2024, AOCI declined by $0.5 million due to the change in fair value of the Company's investment securities.

As of June 30, 2024, the carrying value of held-to-maturity securities was $225.0 million, net of $14.8 million in remaining transferred discount.

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

During September 2023, the Company entered into a $100 million interest rate swap with a third-party financial institution to limit the risk to the investment portfolio of rising interest rates. The interest rate swap was designated as a fair value hedge and utilized a pay fixed interest rate swap to hedge the change in fair value attributable to the movement in the Secured Overnight Financing Rate ("SOFR"). The Company designated $50 million of the swap's notional balance as a hedge against the closed portfolio of 20-year mortgage-backed securities and $50 million as a hedge against the closed portfolio of tax-free municipal bonds. As of June 30, 2024, the Company recorded the fair value of the swap of $0.3 million in accrued interest payable and other liabilities on the consolidated balance sheet offset by a $0.3 million increase to the carrying value of designated investment securities.

As of June 30, 2024, the carrying value of investment securities amounted to $552.5 million, or 22% of total assets, compared to $568.3 million, or 23% of total assets, as of December 31, 2023. On June 30, 2024, 33% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations. The mortgage-backed securities portfolio includes only pass-through bonds issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association (GNMA).

The Company’s municipal (obligations of states and political subdivisions) portfolio is comprised of tax-free municipal bonds with a book value of $187.2 million ($179.8 million including the remaining net unrealized loss transferred on HTM securities) and taxable municipal bonds with a book value of $88.6 million ($82.9 million including the remaining net unrealized loss transferred on HTM securities). The overall credit ratings of these municipal bonds were as follows: 37% AAA, 61% AA, and 1% A. For municipal securities HTM, the Company utilized a third-party model to analyze whether a credit loss reserve is needed for these bonds. The amount of the credit loss reserve calculated was immaterial because of the underlying strong credit quality of the municipal portfolio.

During the first six months of 2024, the carrying value of total investments decreased $15.8 million, or 3%. The decline was primarily due to principal reductions totaling $10.8 million, a decline in the unrealized loss position of $1.7 million in the AFS portfolio and a $1.8 million decrease in the fair value of the swap. The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company. Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile, to the extent possible.

A comparison of investment securities at June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024				December 31, 2023
(dollars in thousands)	Amount	%	Book yield	Reprice term (years)	Amount	%	Book yield	Reprice term (years)
HTM securities:
Obligations of states & political subdivisions - tax exempt	$83,512	15.1%	2.1%	20.3	$83,483	14.8%	2.1%	20.8
Obligations of states & political subdivisions - taxable	59,549	10.8	2.1	10.8	59,368	10.4	2.1	11.3
Agency - GSE	81,928	14.8	1.4	5.9	81,382	14.3	1.4	6.4
Total HTM securities	$224,989	40.7%	1.8%	12.6	$224,233	39.5%	1.8%	13.1
AFS debt securities:
MBS - GSE residential	$180,250	32.6%	1.8%	5.9	$193,698	34.1%	1.8%	6.0
Obligations of states & political subdivisions - tax exempt	96,301	17.4	2.4	19.1	99,323	17.5	2.4	11.7
Obligations of states & political subdivisions - taxable	23,359	4.2	1.6	5.1	23,474	4.1	1.6	5.6
Agency - GSE	27,596	5.0	1.2	3.8	27,545	4.8	1.2	4.3
Total AFS debt securities	$327,506	59.3%	1.9%	9.4	$344,040	60.5%	1.9%	7.4
Total securities	$552,495	100.0%	1.9%	10.7	$568,273	100.0%	1.9%	9.6

The investment securities portfolio contained no private label mortgage-backed securities, collateralized mortgage obligations, collateralized debt obligations, or trust preferred securities. The portfolio had no adjustable-rate instruments as of June 30, 2024 and December 31, 2023.

Investment securities were comprised of AFS and HTM securities as of June 30, 2024 and December 31, 2023. The AFS securities were recorded with a net unrealized loss of $53.3 million and a net unrealized loss of $51.6 million as of June 30, 2024 and December 31, 2023, respectively. Of the $1.7 million net decline; $0.6 million was attributable to municipal securities and $1.1 million was attributable to mortgage-backed securities. During 2022, securities with net unrealized losses totaling $23.9 million were transferred to HTM, of which $1.2 million and $1.1 million was accreted into other comprehensive income for the six months ended June 30, 2024 and 2023, respectively. The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve. Generally, the values of debt securities move in the opposite direction of the changes in interest rates. As interest rates along the treasury yield curve rise, especially at the intermediate and long end, the values of debt securities tend to decline. Whether or not the value of the Company’s investment portfolio will change above or below its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio. Management does not consider the reduction in value attributable to changes in credit quality. Correspondingly, when interest rates decline, the market values of the Company’s debt securities portfolio could be subject to market value increases.

As of June 30, 2024, the Company had $275.3 million in public deposits, or 13% of total deposits. Pennsylvania state law requires the Company to maintain pledged securities on public and trust deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers. The Company also pledges securities for derivative instruments and certain borrowed funds. As of June 30, 2024, the balance of pledged securities required was $335.4 million, or 61% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether credit losses on debt securities exist. Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security has credit losses. If a decline in value is deemed to be a credit loss, a contra-asset is recorded on both HTM and AFS securities, limited by the amount that the fair value is less than the amortized cost basis. During the six months ended June 30, 2024, the Company did not incur any credit losses on debt securities from its investment securities portfolio.

During January 2023 with the 10-year U.S. Treasury yield declining, $31.2 million of securities were able to be sold yielding 3.62% (FTE yield of 4.33%) at a breakeven level. These proceeds were used to pay down FHLB overnight borrowings costing 4.80% at that time. Due to volatility in the levels of borrowings during October 2023 and the increasing expected dependency on borrowing capacity from experiencing deposit fluctuations while funding loan growth, the Company evaluated a liquidity strategy to deleverage the reliance on short-term borrowings. As a result of this evaluation, in November 2023, the Company sold longer term available-for-sale general market tax-free municipal securities with a carrying value of $35.6 million with a weighted average yield of 1.28% with a 13.5 year weighted average maturity as part of a liquidity and net interest margin enhancement strategy for a $6.5 million loss recognized in gain (loss) on sale of available-for-sale debt securities. The $29.1 million in proceeds received were used to retire short-term borrowings with a cost of approximately 5.50%. While the Company has ample funding sources available, management felt it prudent to create additional capacity for the borrowings over the near term should the banking industry again experience funding pressures as it did in March of 2023. In addition, since the municipal securities sold were purchased in a much lower rate environment, there is an immediate improvement in net interest margin (NIM) of over 5 bps as a result of paying down the borrowing with the sale proceeds. The sale removed a 422 basis point negative spread and will contribute towards incrementally improving net interest income, earnings per share and NIM every year starting in 2024. The cost savings from paying down the advances with the sale of low yielding bonds will also allow the pre-tax loss of $6.5 million realized on the sale to be fully recouped prior to the term of the bonds sold.

Restricted investments in bank stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh. Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level. In addition, the Company earns a return or dividend based on the amount invested. Atlantic Community Bankers Bank (ACBB) stock totaled $82 thousand as of June 30, 2024 and December 31, 2023. The balance in FHLB stock was $3.9 million and $3.8 million as of June 30, 2024 and December 31, 2023, respectively.  The dividends received from the FHLB totaled $148 thousand and $161 thousand for the six months ended June 30, 2024 and 2023, respectively.

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

As of June 30, 2024 and December 31, 2023, loans HFS consisted of residential mortgages with carrying amounts of $0.7 million and $1.5 million, respectively, which approximated their fair values. During the six months ended June 30, 2024, residential mortgage loans with principal balances of $25.5 million were sold into the secondary market and the Company recognized net gains of $0.5 million, compared to $23.2 million and $0.4 million, respectively, during the six months ended June 30, 2023.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster relationships. At June 30, 2024 and December 31, 2023, the servicing portfolio balance of sold residential mortgage loans was $483.9 million and $477.7 million, respectively, with mortgage servicing rights of $1.4 million and $1.5 million for the same periods, respectively.

Loans and leases

As of June 30, 2024, the Company had gross loans and leases totaling $1.7 billion, an increase of $42.7 million, or 3%, compared to $1.7 billion at December 31, 2023.

During the six months ended June 30, 2024, the growth in the portfolio was primarily attributed to a $42.0 million increase in the commercial portfolio due to an origination to a single municipal borrower totaling $15 million, the origination of  three commercial real estate non-owner occupied loans to three different borrowers totaling $23 million and portfolio growth. The Company also experienced a $13.1 million increase in the residential portfolio, the result of a higher percentage of adjustable-rate mortgages recorded as held-for-investment during this period. This growth was offset by the $12.3 million reduction in the consumer portfolio attributed to a strategic reduction in the auto portfolio.

As management continues to identify ways to optimize the Company’s balance sheet, the focus is to lend in areas that provide better risk-adjusted returns and improved opportunities to deepen relationships with our customers. This could result in a change in the composition of the loan portfolio in future periods.

The composition of the loan portfolio at June 30, 2024 and December 31, 2023 is summarized as follows:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Amount	%	Amount	%
Commercial and industrial:
Commercial	$154,158	8.9%	$152,640	9.0%
Municipal	107,219	6.2	94,724	5.6
Commercial real estate:
Non-owner occupied	355,024	20.5	337,671	20.0
Owner occupied	274,762	15.9	278,293	16.5
Construction	53,959	3.1	39,823	2.4
Consumer:
Home equity installment	54,558	3.2	56,640	3.4
Home equity line of credit	57,188	3.3	52,348	3.1
Auto loans - Recourse	11,014	0.6	10,756	0.6
Auto loans - Non-recourse	92,756	5.4	112,595	6.7
Direct finance leases	31,125	1.8	33,601	2.0
Other	23,499	1.3	16,500	1.0
Residential:
Real estate	481,966	27.9	465,010	27.5
Construction	32,645	1.9	36,536	2.2
Gross loans	1,729,873	100.0%	1,687,137	100.0%
Less:
Allowance for credit losses	(18,975)		(18,806)
Unearned lease revenue	(2,055)		(2,039)
Net loans	$1,708,843		$1,666,292

Loans held-for-sale	$691		$1,457

During the second quarter of 2024, the Company reviewed its commercial real estate loan portfolios to ensure the loans in those portfolios reflect proper purpose and collateral. Based on this analysis, loans with a net balance of $25.4 million were reclassified between commercial real estate owner-occupied and commercial real estate non-owner-occupied categories. This adjustment was applied to December 31, 2023, for purposes of comparison. As of December 31, 2023, the non-owner-occupied portfolio increased and the owner-occupied portfolio decreased by $26.1 million.

Commercial & industrial (C&I) and commercial real estate (CRE)

As of June 30, 2024, the commercial portfolio increased by $42.0 million, or 5%, to $945.1 million compared to the December 31, 2023 balance of $903.1 million. The increase was due to growth of $14.0 million in commercial and industrial loans and growth of $28.0 million in commercial real estate loans.

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

For the six months ended June 30, 2024, commercial and industrial (non-municipal) loans increased $1.5 million from $152.6 million at December 31, 2023 to $154.1 million at June 30, 2024, which was the result of originations and advances outpacing scheduled payments and curtailments.

Municipal loans are secured by the full faith and credit of respective local government units located in the Commonwealth of Pennsylvania authorized in accordance with the Local Government Unit Debt Act. These loans have a long history of performance within contractual terms with no defaults noted.

For the six months ended June 30, 2024, municipal loans increased $12.5 million, or 13%, from $94.7 million on December 31, 2023, to $107.2 million at June 30, 2024 which was attributed to the origination of a Tax Anticipation Note to a single municipal borrower totaling $15 million.

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

For the six months ended June 30, 2024, owner occupied commercial real estate loans decreased $3.5 million, or 1%, from $278.3 million on December 31, 2023, to $274.8 million at June 30, 2024, which was attributed to scheduled monthly payments.

Owner occupied commercial real estate loans rely on income generated from the respective owners’ businesses. Therefore, underwriting on owner occupied CRE loans emphasizes the owner’s cash flow and financial conditions while the real estate typically represents the owners' primary business location. Since cash flows from operations are the primary source of repayment for owner-occupied commercial real estate loans, this segment is considered less risky.

The Company maintains a well-diversified non-owner occupied commercial real estate portfolio with no material concentration to any property type. The chart below describes the purpose for the types of exposure contained within the loan portfolio for non-owner-occupied commercial real estate loans at June 30, 2024:

	June 30, 2024
(dollars in thousands)	Amount	%
Commercial real estate non-owner occupied:
1-4 Family	$46,698	13.15%
Multifamily	33,894	9.55%
Industrial	53,684	15.12%
Mixed Use	41,099	11.58%
Retail	65,091	18.33%
Land	13,525	3.81%
Special Purpose	28,915	8.14%
Hotel	24,908	7.02%
Office	47,210	13.30%
Total	$355,024	100.00%

For the six months ended June 30, 2024, non-owner occupied commercial real estate loans increased $17.3 million, or 5%, from $337.7 million on December 31, 2023, to $355.0 million on June 30, 2024. The largest contributor to the increase was three loans to unrelated borrowers originated totaling $23 million, all with loan-to-value limits within adherence of the Company's policy.

Non-owner occupied CRE loans are commercial loans not occupied by their owners and thus rely on income from third parties, including multi-family residential tenants and commercial tenants representing various industries. Underwriting on non-owner occupied CRE loans evaluates cash flow derived from the respective tenants and the industries they occupy. As such, management considers non-owner occupied CRE loans as having a higher risk profile than owner occupied CRE loans. In keeping with its risk appetite and relationship management strategy, the Company avoids speculative commercial office space and prefers loans for projects with the following characteristics: sufficient equity, or loan to value, and have either S&P rated tenants with long term leases, loans structured with personal guarantees of owners whose personal financial strength provides meaningful cash flow support to supplement rental income volatility, residential projects with stable rents in desirable locations, or projects with sufficient diversity and industries proven to provide lower risk over the long term.

In the table above, office space comprised $47.2 million and special purpose comprised $28.9 million in potential exposure, respectively. The office segment mainly has suburban medical and suburban professional third-party tenants. The special purpose segment included self-storage facilities, assisted living facilities, nursing homes, and parking garages.

Construction lending consists of commercial and residential site development loans, as well as commercial building construction and residential housing construction loans. Management prefers lending to well-established developers with a proven track record and strong business and guaranteed with owners’ personal financial conditions. As of June 30, 2024, the commercial construction portfolio of $54.0 million consisted of $41.2 million, or 76%, of non-owner-occupied loans and $12.8 million, or 24%, of owner-occupied loans.

For the six months ended June 30, 2024, commercial construction loans increased $14.1 million, or 35%, from $39.8 million on December 31, 2023 to $52.9 million at June 30, 2024. This increase was attributed to $7.1 million in commercial construction commitments originated during the year and $12.0 million in advances during the year on commercial construction loan availability booked prior to December 31, 2023. These advances were partially offset by $3.1 million of paydowns/payoffs and $1.9 million in projects that stabilized and were converted to owner and non-owner commercial real estate loans during the six months ended June 30, 2024.

Consumer

The consumer loan portfolio consisted of home equity installment, home equity line of credit, non-recourse auto loans, recourse auto loans, direct finance leases and other consumer loans.

As of June 30, 2024, the total consumer loan portfolio decreased by $12.3 million, or 4%, to $270.1 million compared to the December 31, 2023 balance of $282.4 million, primarily due to a management strategic determination to reduce in the indirect auto portfolio totaling $22 million resulting from payoffs/paydowns with minimal originations. Offsetting the reduction in the indirect auto portfolio was growth of $5 million in the HELOC portfolio due to a sales campaign done during the year and growth of $7 million in the consumer other portfolio due to $6 million in personal loans purchased from Banker Healthcare Group (BHG) during the year along with standard portfolio growth. For the remainder of 2024, the Company expects maturities of approximately $24 million in the dealer portfolio with minimal originations.

Residential

As of June 30, 2024, the residential loan portfolio increased by $13.1 million, or 3%, to $514.6 million compared to the December 31, 2023 balance of $501.5 million. The increase was due to a shift from mortgage loans sold in the secondary market to loans held-for-investment, primarily jumbo mortgages with rates fixed for 5, 7 or 10 years with adjustable rates thereafter.

The residential loan portfolio consisted primarily of held-for-investment residential loans for primary residences, including approximately $389 million in fixed-rate and $93 million in adjustable-rate mortgages as of June 30, 2024.

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

The following tables set forth the activity in the allowance for credit losses and certain key ratios for the period indicated:

(dollars in thousands)	As of and for the six months ended June 30, 2024		As of and for the twelve months ended December 31, 2023		As of and for the six months ended June 30, 2023

Balance at beginning of period	$18,806		$17,149		$17,149

Charge-offs:
Commercial and industrial	(153)		(320)		(320)
Commercial real estate	(131)		(91)		(32)
Consumer	(193)		(463)		(245)
Residential	-		-		-
Total	(477)		(874)		(597)

Recoveries:
Commercial and industrial	5		57		22
Commercial real estate	155		44		41
Consumer	41		165		126
Residential	45		30		10
Total	246		296		199
Net charge-offs	(231)		(578)		(398)
Impact of adopting ASC 326	-		618		618
Initial allowance on loans purchased with credit deterioration	-		126		126
Provision for credit losses on loans	400		1,491		855
Balance at end of period	$18,975		$18,806		$18,350

Allowance for credit losses to total loans	1.10%		1.12%		1.13%
Net charge-offs to average total loans outstanding (annualized)	0.03%		0.04%		0.05%
Average total loans	$1,702,133		$1,635,286		$1,617,626
Loans 30 - 89 days past due and accruing	$2,166		$4,487		$1,148
Loans 90 days or more past due and accruing	$34		$14		$47
Non-accrual loans	$6,889		$3,308		$3,493
Allowance for credit losses to non-accrual loans	2.75	x	5.69	x	5.25	x
Allowance for credit losses to non-performing loans	2.74	x	5.66	x	5.18	x

For the six months ended June 30, 2024, the allowance increased $169 thousand, or 1%, to $19.0 million from $18.8 million on December 31, 2023. The increase in the allowance was based on the provisioning of $400 thousand partially offset by net charge-offs of $231 thousand.

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

Key loss driver assumptions used in the allowance estimate included the median Federal Open Market Committee (FOMC) National Gross Domestic Product (GDP) and unemployment rate forecasts, the Federal Housing Finance Agency (FHFA) House Price Index (HPI), prepayment and curtailment rates, and estimated remaining loan lives. Although key loss driver assumptions used in the ACL estimate remained largely stable from the estimate as of December 31, 2023 to the estimate as of June 30, 2024, the ACL on absolute terms increased based on growth in the loan and lease portfolio and changes in the composition of the portfolio along with slower prepayment and curtailment rates offset by more favorable economic forecasts.

Qualitative factors for the ACL estimate as of June 30, 2024 saw a general decrease compared to the prior quarter based on reduction in the qualitative factor for economic conditions for all pools based on the sustained strength of the Company’s local economy.

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

(dollars in thousands)	For the six months ended June 30, 2024	% of Total Net Charge-offs	For the six months ended June 30, 2023	% of Total Net Charge-offs
Net charge-offs
Commercial and industrial	$(148)	64%	$(298)	75%
Commercial real estate	24	(11)	9	(2)
Consumer	(152)	66	(119)	30
Residential	45	(19)	10	(3)
Total net charge-offs	$(231)	100%	$(398)	100%

For the six months ended June 30, 2024, net charge-offs against the allowance totaled $231 thousand compared with net charge-offs of $398 thousand for the six months ended June 30, 2023, representing a $167 thousand, or 42%, decrease due to a $125 thousand recovery from a single commercial real estate borrower and $40 thousand recovery from a single residential borrower. Net charge-offs declined as a percentage of the total loan portfolio at 0.03% for the six months ended June 30, 2024 compared to 0.05% for the six months ended June 30, 2023.

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

	June 30, 2024			December 31, 2023			June 30, 2023
		% of	Category		% of	Category		% of	Category
		Total	% of		Total	% of		Total	% of
(dollars in thousands)	Allowance	Allowance	Loans	Allowance	Allowance	Loans	Allowance	Allowance	Loans
Category
Commercial real estate	$8,687	47%	39%	$8,835	47%	39%	$8,578	47%	40%
Commercial and industrial	2,181	11	15	1,850	10	15	2,361	13	13
Consumer	2,368	12	16	2,391	13	16	2,514	14	18
Residential real estate	5,726	30	30	5,694	30	30	4,847	26	29
Unallocated	13	-	-	36	-	-	50	-	-
Total	$18,975	100%	100%	$18,806	100%	100%	$18,350	100%	100%

As of June 30, 2024, the commercial real estate loan portfolio comprised 47% of the total allowance for credit losses, unchanged from December 31, 2023. As of June 30, 2024, the commercial real estate loan portfolio was 39% of the total loan and lease portfolio indicative of a higher relative reserve, which is attributed to the longer average duration and inherent risk of the portfolio.

As of June 30, 2024, the commercial and industrial portfolio, comprised 11% of the total allowance for credit losses, up 1 percentage point from December 31, 2023. As of June 30, 2024, the commercial and industrial portfolio was 15% of the total loan and lease portfolio indicative of a lower relative reserve, which is attributed to the shorter average duration of this portfolio and lower relative risk, specifically from the municipal portfolio.

As of June 30, 2024, the consumer portfolio, comprised 12% of the total allowance for credit losses, down 1 percentage point from December 31, 2023. As of June 30, 2024, the consumer portfolio is 16% of the total loan and lease portfolio indicative of a lower relative reserve, which is attributed to the shorter average duration of this portfolio and lower relative risk, specifically from the indirect recourse and direct finance lease portfolios.

As of June 30, 2024, the residential portfolio comprised 30% of the total allowance for credit losses, unchanged from December 31, 2023. As of June 30, 2024, the residential portfolio is 30% of the total loan and lease portfolio indicative of a reserve that is proportionally representative of the loan portfolio.

As of June 30, 2024, the unallocated reserve, representing the portion of the allowance not specifically identified with a loan or groups of loans, was less than 1% of the total allowance for credit losses, unchanged from December 31, 2023.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, other real estate owned (ORE) and repossessed assets.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	June 30, 2024	December 31, 2023	June 30, 2023

Loans past due 90 days or more and accruing	$34	$14	$47
Non-accrual loans	6,889	3,308	3,493
Total non-performing loans	6,923	3,322	3,540
Other real estate owned and repossessed assets	9	1	87
Total non-performing assets	$6,932	$3,323	$3,627

Total loans, including loans held-for-sale	$1,728,509	$1,686,555	$1,631,472
Total assets	$2,500,645	$2,503,159	$2,441,232
Non-accrual loans to total loans	0.40%	0.20%	0.21%
Non-performing loans to total loans	0.40%	0.20%	0.22%
Non-performing assets to total assets	0.28%	0.13%	0.15%

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

Non-performing assets represented 0.28% of total assets at June 30, 2024 compared with 0.13% at December 31, 2023. The increase resulted from a $3.6 million, or 109%, increase in non-performing assets, specifically non-accrual loans, which increased due to $2.9 million in loans to a single commercial borrower added to non-accrual, a $0.4 million commercial real estate non-owner-occupied loan added to non-accrual, and a $0.3 million residential real estate loan added to non-accrual during the year.

On June 30, 2024, there were a total of 29 non-accrual loans to 25 unrelated borrowers with balances that ranged from less than $1 thousand to $2.7 million, or $6.9 million in the aggregate. On December 31, 2023, there were a total of 32 non-accrual loans to 26 unrelated borrowers with balances that ranged from less than $1 thousand to $1.3 million, or $3.3 million in the aggregate.

Loans past due 90 days or more accruing totaled $34 thousand, which was comprised of two direct finance leases as of June 30, 2024, compared to one direct finance lease totaling $14 thousand as of December 31, 2023. All loans were well secured and in the process of collection.

The Company seeks payments from all past due customers through an aggressive customer communication process. Unless well-secured and in the process of collection, past due loans will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

The composition of non-performing loans as of June 30, 2024 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial:
Commercial	$154,158	$-	$2,685	$2,685	1.74%
Municipal	107,219	-	-	-	-
Commercial real estate:
Non-owner occupied	355,024	-	724	724	0.20%
Owner occupied	274,762	-	2,404	2,404	0.87%
Construction	53,959	-	-	-	-
Consumer:
Home equity installment	54,558	-	56	56	0.10%
Home equity line of credit	57,188	-	402	402	0.70%
Auto loans-Recourse	11,014	-	-	-	-
Auto loans-Non Recourse	92,756	-	5	5	0.01%
Direct finance leases *	29,070	34	-	34	0.12%
Other	23,499	-	20	20	0.09%
Residential:
Real estate	481,966	-	593	593	0.12%
Construction	32,645	-	-	-	-
Loans held-for-sale	691	-	-	-	-
Total	$1,728,509	$34	$6,889	$6,923	0.40%

*Net of unearned lease revenue of $2.1 million.

Payments received from non-accrual loans are recognized on a cost recovery method. Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. If the non-accrual loans that were outstanding as of June 30, 2024 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $162 thousand.

Foreclosedassets held-for-sale

From December 31, 2023 to June 30, 2024, foreclosed assets held-for-sale (ORE) decreased from $1 thousand to $0, a $1 thousand decrease, which was attributed to the sale of one commercial property totaling $1 thousand and addition and subsequent sale of one commercial property totaling $219 thousand.

The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$1	1	$168	2

Additions	219	1	86	1
Pay downs	-	-	-	-
Write downs	-	-	-	-
Transfers	-	-	(253)	(2)
Sold	(220)	(2)	-	-
Balance at end of period	$-	-	$1	1

As of June 30, 2024, the Company had no ORE.

As of June 30, 2024, the Company had one other repossessed asset totaling $9 thousand which was a vehicle that is to be sold. As of December 31, 2023, the Company had no other repossessed assets.

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

Premises and equipment

Net of depreciation, premises and equipment increased $1.6 million during the first half of 2024. The Company purchased $0.2 million in fixed assets and added $2.6 million in construction in process during the second quarter of 2024. These increases were partially offset by $1.1 million in depreciation expense. The Company opened a new branch in Wilkes-Barre in 2023. The Company opened a new Easton Branch in July 2024, which had costs of $0.4 million incurred during the first half of 2024. The Company has substantially completed the remodeling of the Main Branch located in Dunmore, PA. The Company is in process of corporate headquarters construction which may continue to increase construction in process and is evaluating its branch network looking for consolidation that makes sense for more efficient operations.

As of June 30, 2024, the Company incurred $6.0 million in costs for the corporate headquarters building in downtown Scranton and currently estimates, based on available information, that net remaining costs could range from $19 million to $24 million. This range estimate may expand because it is subject to supply chain issues, commodities and labor pricing, results of final planning, and because of the renovation of the historic building requiring upgrades to meet current codes and system enhancements. On December 23, 2020, the Commonwealth of Pennsylvania authorized the release of $2.0 million in Redevelopment Assistance Capital Program (RACP) funding for the Company’s headquarters project in Lackawanna County. On December 2, 2021, the Company announced it would be receiving an additional $2.0 million in RACP funding in support of the project. The $4.0 million in total RACP grant funds will be allocated to the renovation and rehabilitation of the historic Scranton electric building. The historic nature of this building has qualified the Company for an estimated $4.0 million in state and federal historic tax credits. The project is expected to be completed in the middle of 2026.

Other assets

During the first half of 2024, the $0.7 million decrease in other assets was due mostly to a $0.5 million decrease in prepaid expenses.

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

The following table represents the components of deposits as of the date indicated:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$629,737	29.0%	$710,094	32.9%
Savings and clubs	196,842	9.1	203,446	9.4
Money market	545,234	25.2	495,773	23.0
Certificates of deposit	269,745	12.4	212,969	9.9
Total interest-bearing	1,641,558	75.7	1,622,282	75.2
Non-interest bearing	527,572	24.3	536,143	24.8
Total deposits	$2,169,130	100.0%	$2,158,425	100.0%

Total deposits increased $10.7 million, or less than 1%, to $2.2 billion at June 30, 2024 from $2.2 billion at December 31, 2023. Money market accounts increased $49.5 million primarily due to an increase in business and personal account balances and transfers of funds from checking and savings accounts. During the first half of 2024, two accounts to one public customer with a balance of $12.2 million at the end of 2023 were transferred from non-interest bearing to interest-bearing checking accounts. Excluding the transfer, non-interest bearing checking accounts would have remained relatively flat as no significant account activity or new relationships were noted. Interest-bearing checking accounts decreased $80.4 million during the first half of 2024 primarily due to one relationship that transferred approximately $45 million from interest-bearing checking accounts to CDs, coupled with local counties spending their COVID ARPA funds and local school districts increased deposit activity. Savings and club accounts also decreased $6.6 million primarily due to personal savings declines and shifts to CDs and money market accounts. The Company focuses on obtaining a full-banking relationship with existing core operating checking account customers as well as forming new customer relationships. The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop targeted programs for its customers to maintain and grow core deposits. For 2023 and 2024, the Company experienced deposit balance declines as clients transferred their deposits to investments to earn higher interest and pay down debts and consumer spending. We currently expect this trend of cash usage, due to the impact of inflation on consumer and business spending and deposit mix shifts caused by the highly competitive interest rate environment, to continue throughout 2024. Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset future deposit growth.

Partially offsetting these non-maturing deposit decreases, CDs increased $56.7 million, or 27%, during the first half of 2024. As described above, one relationship transferred approximately $45 million from interest-bearing checking accounts to CDARs. The Company expects the highly competitive deposit environment to continue into 2024 with promotional money market and CDs continuing to gain favor. As a result, the Company expects the majority of deposit growth in 2024 to stem from the CD portfolio.

The Company uses the Certificate of Deposit Account Registry Service (CDARS) reciprocal program and Insured Cash Sweep (ICS) reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000. The Company had $47.2 million and $1.4 million in CDARS as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, ICS reciprocal deposits represented $106.0 million and $151.4 million, or 5% and 7%, of total deposits which are included in interest-bearing checking accounts in the table above. The $45.4 million decrease in ICS deposits is primarily due to several large business relationships that transferred deposits to other interest-bearing accounts held at the bank.

As of June 30, 2024, total uninsured deposits were estimated to be $818.4 million, or 38% of total deposits. The estimate of uninsured deposits is based on the same methodologies and assumptions used for regulatory reporting requirements. The Company aggregates deposit products by taxpayer identification number and classifies into ownership categories to estimate amounts over the FDIC insurance limit. As of June 30, 2024, the ratio of uninsured and non-collateralized deposits to total deposits was $510.5 million, or 24%. Collateralized deposits totaled $307.9 million, or 14%, of total deposits as of June 30, 2024.

The maturity distribution of certificates of deposit that meet or exceed the FDIC limit, by account, at June 30, 2024 is as follows:

(dollars in thousands)
Three months or less	$14,762
More than three months to six months	18,383
More than six months to twelve months	46,759
More than twelve months	797
Total	$80,701

Approximately 37% of the CDs, with a weighted-average interest rate of 3.84%, are scheduled to mature in 2024 and an additional 60%, with a weighted-average interest rate of 4.22%, are scheduled to mature in 2025. Renewing CDs are currently expected to re-price to lower market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products. The Company plans to continue to address repricing CDs in the ordinary course of business on a relationship pricing basis and is prepared to match rates when prudent to maintain relationships. The Company will continue to develop CD promotional programs when the Company deems that it is economically feasible to do so or when demand exists. The Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Short-term borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under advances from the FHLB of Pittsburgh, Federal Reserve Bank discount window, and other correspondent banks for asset growth and liquidity needs.

Short-term borrowings may include overnight balances with FHLB's line of credit and/or correspondent bank’s federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations. The Company used $98.1 million in short-term borrowings to fund loan growth for the first half of 2024. As of June 30, 2024, the short-term borrowings were comprised of $73.1 million in overnight borrowings through the Federal Reserve Bank Discount Window with a rate of 5.50% and $25.0 million borrowed through the Federal Reserve Bank Term Funding Program (BTFP) up to one year with a weighted average rate of 4.76% by pledging $26.5 million in securities. As of June 30, 2024, the Company had the ability to borrow an additional $78.3 million from the Federal Reserve borrower-in-custody program, full availability of $150.0 million in overnight borrowings with the FHLB open-repo line of credit and $20.0 million from lines of credit with correspondent banks.

Secured borrowings

As of June 30, 2024 and December 31, 2023, the Company had 6 and 8 secured borrowing agreements with third parties with a carrying value of $7.2 million and $7.4 million, respectively, related to certain sold loan participations that did not qualify for sales treatment acquired from Landmark Community Bank. Secured borrowings are expected to decrease throughout 2024 from scheduled amortization and, when possible, early pay-offs.

FHLB advances

The Company had no FHLB advances as of June 30, 2024 and December 31, 2023. As of June 30, 2024, the Company had the ability to borrow up to $674.5 million from the FHLB, net of any overnight borrowings utilized. The Company does not expect to have any FHLB advances for the remainder of 2024.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO in gauging the effects of interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At June 30, 2024, the Company maintained a one-year cumulative gap of negative (liability sensitive) $185.6 million, or -7%, of total assets. The effect of this negative gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of rising interest rates. Conversely, in a decreasing interest rate environment, net interest income could be positively impacted because more liabilities than assets will re-price downward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at June 30, 2024:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$52,526	$-	$-	$25,559	$78,085
Investment securities (1)(2)	6,315	19,237	61,490	469,421	556,463
Loans and leases (2)	402,866	253,058	457,053	596,557	1,709,534
Fixed and other assets	-	57,278	-	99,285	156,563
Total assets	$461,707	$329,573	$518,543	$1,190,822	$2,500,645
Total cumulative assets	$461,707	$791,280	$1,309,823	$2,500,645

Non-interest-bearing transaction deposits (3)	$-	$52,810	$144,977	$329,785	$527,572
Interest-bearing transaction deposits (3)	664,345	-	282,988	424,480	1,371,813
Certificates of deposit	47,781	206,567	12,467	2,930	269,745
Secured borrowings	6,048	1,189	-	-	7,237
Short-term borrowings	98,120	-	-	-	98,120
Other liabilities	-	-	-	30,466	30,466
Total liabilities	$816,294	$260,566	$440,432	$787,661	$2,304,953
Total cumulative liabilities	$816,294	$1,076,860	$1,517,292	$2,304,953

Interest sensitivity gap	$(354,587)	$69,007	$78,111	$403,161
Cumulative gap	$(354,587)	$(285,580)	$(207,469)	$195,692

Off-balance sheet:
Swap - portfolio hedge	$100,000	$-	$(100,000)	$-
Cumulative gap	$(254,587)	$(185,580)	$(207,469)	$195,692

Cumulative gap to total assets	(10.2)%	(7.4)%	(8.3)%	7.8%
(1)	Includes restricted investments in bank stock and the net unrealized gains/losses on available-for-sale securities.
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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at June 30, 2024 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the June 30, 2024 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	(6.3)%	(1.2)%
Net income	(15.2)	(5.5)
Economic value at risk:
Economic value of equity	(18.0)	4.6
Economic value of equity as a percent of total assets	(1.7)	0.4

In the scenarios in the above table, the Board-approved policy has the following guidelines: net interest income within +/- 10%, net income within +/- 25%, economic value of equity within +/- 25%, economic value of equity as a percent of total assets within +/-5%.

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At June 30, 2024, the Company’s risk-based capital ratio was 14.69%.

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

The table below summarizes estimated changes in net interest income over a twelve-month period beginning July 1, 2024, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+300 basis points	$61,472	$(6,483)	(9.5)%
+200 basis points	63,702	(4,253)	(6.3)%
+100 basis points	65,915	(2,040)	(3.0)%
Flat rate	67,955	-	-%
-100 basis points	67,687	(268)	(0.4)%
-200 basis points	67,140	(815)	(1.2)%
-300 basis points	67,038	(917)	(1.3)%

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee. As of June 30, 2024, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the six months ended June 30, 2024, the Company utilized $33.9 million of cash. During the period, the Company’s operations provided approximately $14.0 million mostly from $30.6 million of net cash inflow from the components of net interest income partially offset by net non-interest expense/income related payments of $16.0 million and $1.7 million of tax payments. Cash inflow from interest-earning assets, deposit growth and loan payments were used to fund the loan portfolio, pay down short-term borrowings, invest in bank premises and equipment and make net dividend payments. The Company received a large amount of public deposits over the past few years. The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities. Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs. As of June 30, 2024, the Company had $176.5 million in unpledged securities.

During 2021 and 2022, the Company also experienced deposit inflow resulting from businesses and municipalities that received relief from the CARES Act, American Rescue Plan Act ("ARPA") and other government stimulus. There is uncertainty about the length of time that these deposits will remain which could require the Company to maintain elevated cash balances.  During the first half of 2024, the Company experienced an outflow of $18.8 million in ARPA funds, or approximately 61% of the balance of these funds from the end of 2023. As of June 30, 2024, the Company has approximately $12.0 million in remaining ARPA balances. The Company will continue to monitor deposit fluctuations for other significant changes.

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

Lending commitments include commitments to originate loans and commitments to fund unused lines of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Unfunded commitments of existing loan facilities totaled $495.1 million, standby letters of credit totaled $27.8 million and the level of uninsured and non-collateralized deposits was $510.5 million at June 30, 2024. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As of June 30, 2024, the Company maintained $78.1 million in cash and cash equivalents and $328.2 million of investments AFS and loans HFS. Also as of June 30, 2024, the Company had approximately $674.5 million available borrowing capacity from the FHLB, $20.0 million from correspondent banks, $78.3 million from the FRB and $370.3 million from the IntraFi Network One-Way Buy program. The combined total of $1.5 billion represented 62% of total assets at June 30, 2024. Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the six months ended June 30, 2024, total shareholders' equity increased $6.2 million, or 3%, due principally to $10.0 million in net income added into retained earnings. Capital was further enhanced by $0.1 million from the issuance of common stock through the DRP, $0.3 million from investments in the Company’s common stock via the Employee Stock Purchase Plan (ESPP) and $0.8 million from stock-based compensation expense from the ESPP and restricted stock. Partially offsetting these increases, there were $4.4 million of cash dividends declared on the Company’s common stock and a $0.5 million after tax increase in the net unrealized loss position in the Company’s investment portfolio. The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 44.1% for the six months ended June 30, 2024. The balance of earnings is retained to further strengthen the Company’s capital position.

As of June 30, 2024, the Company reported a net unrealized loss position of $56.9 million, net of tax, from the securities portfolio compared to a net unrealized loss of $56.5 million as of December 31, 2023. The $0.5 million decline during first half of 2024 was from the $0.5 million increase in net unrealized losses on AFS securities. Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.

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

The tangible common equity (TCE) ratio (non-GAAP) was 7.06% and 6.48% for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024 and 2023, the held-to-maturity securities portfolio had $24.8 million and $24.8 million in unrealized losses, net of deferred taxes. If the TCE ratio was adjusted to include the unrealized losses on held-to-maturity securities, the adjusted TCE ratio (non-GAAP) would have been 6.06% and 5.45% at June 30, 2024 and 2023. See reconciliation on page 36.

To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans. The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants. During the first half of 2024, the Company re-issued treasury shares to fulfill the needs of the DRP. Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%. As of June 30, 2024 and December 31, 2023, the Bank exceeded all capital adequacy requirements to which it was subject.

The following table depicts the actual and required capital and related capital ratios of the Company, on a consolidated basis, and the Bank as of June 30, 2024 and December 31, 2023. No amounts were deducted from capital for interest-rate risk in either 2024 or 2023.

			Minimum for capital adequacy purposes				Minimum for capital adequacy purposes with capital conservation buffer*		Minimum to be well capitalized under prompt corrective action provisions
	Actual
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of June 30, 2024

Total capital (to risk-weighted assets)
Consolidated	$251,977	14.7%	≥	$137,221	8.0%	≥	$180,103	10.5%		N/A	N/A
Bank	$250,407	14.6%	≥	$137,212	8.0%	≥	$180,091	10.5%	≥	$171,515	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$231,968	13.5%	≥	$77,187	4.5%	≥	$120,069	7.0%		N/A	N/A
Bank	$230,398	13.4%	≥	$77,182	4.5%	≥	$120,061	7.0%	≥	$111,485	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$231,968	13.5%	≥	$102,916	6.0%	≥	$145,798	8.5%		N/A	N/A
Bank	$230,398	13.4%	≥	$102,909	6.0%	≥	$145,788	8.5%	≥	$137,212	8.0%

Tier I capital (to average assets)
Consolidated	$231,968	9.3%	≥	$99,762	4.0%	≥	$99,762	4.0%		N/A	N/A
Bank	$230,398	9.2%	≥	$99,758	4.0%	≥	$99,758	4.0%	≥	$124,697	5.0%

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of December 31, 2023

Total capital (to risk-weighted assets)
Consolidated	$246,120	14.7%	≥	$134,255	8.0%	≥	$176,209	10.5%		N/A	N/A
Bank	$244,562	14.6%	≥	$134,238	8.0%	≥	$176,187	10.5%	≥	$167,797	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$225,135	13.4%	≥	$75,518	4.5%	≥	$117,473	7.0%		N/A	N/A
Bank	$223,576	13.3%	≥	$75,509	4.5%	≥	$117,458	7.0%	≥	$109,068	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$225,135	13.4%	≥	$100,691	6.0%	≥	$142,646	8.5%		N/A	N/A
Bank	$223,576	13.3%	≥	$100,678	6.0%	≥	$142,628	8.5%	≥	$134,268	8.0%

Tier I capital (to average assets)
Consolidated	$225,135	9.2%	≥	$98,465	4.0%	≥	$98,465	4.0%		N/A	N/A
Bank	$223,576	9.1%	≥	$98,457	4.0%	≥	$98,457	4.0%	≥	$123,071	5.0%

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2023 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended June 30, 2024.

PART II - Other Information

Item 1. Legal Proceedings

The nature of the Company’s business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of the Company after consultation with legal counsel, no legal proceedings are pending, which, if determined adversely to the Company or the Bank, would have a material adverse effect on the Company’s retained earnings or financial condition, operations or the results of such operations. No legal proceedings are pending other than ordinary routine litigation incidental to the business of the Company and the Bank. In addition, to management’s knowledge, no governmental authorities have initiated or contemplated any material legal or regulatory actions against the Company or the Bank.

Item 1A. Risk Factors

Management of the Company does not believe there have been any material changes to the risk factors that were disclosed in the 2023 Form 10-K filed with the Securities and Exchange Commission on March 20, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

*10.14 Form of Supplemental Executive Retirement Plan for Ruth Turkington. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2024.

*10.15 Form of Split Dollar Life Insurance Agreement for Ruth Turkington. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2024.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, is formatted in Inline XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023; Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023; Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2024 and 2023; Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023  and the Notes to the Consolidated Financial Statements. **

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Fidelity D & D Bancorp, Inc.

Date: August 12, 2024	/s/ Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: August 12, 2024	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer