Form 10-Q
period 2024-09-30
FIDELITY D & D BANCORP INC
filed 2024-11-12
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on October 31, 2024 the latest practicable date, was 5,736,025 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q September 30, 2024

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)
(dollars in thousands)	September 30, 2024	December 31, 2023
Assets:
Cash and due from banks	$36,302	$28,949
Interest-bearing deposits with financial institutions	83,867	83,000
Total cash and cash equivalents	120,169	111,949
Available-for-sale securities, at fair value	334,446	344,040
Held-to-maturity securities (fair value of $203,222 in 2024; $197,176 in 2023)	225,373	224,233
Restricted investments in bank stock	3,944	3,905
Loans and leases, net (allowance for credit losses of $19,630 in 2024; $18,806 in 2023)	1,774,156	1,666,292
Loans held-for-sale (fair value $1,792 in 2024; $1,483 in 2023)	1,762	1,457
Foreclosed assets held-for-sale	440	1
Bank premises and equipment, net	36,057	34,232
Leased property under finance leases, net	1,004	1,173
Right-of-use assets	8,869	7,771
Cash surrender value of bank owned life insurance	57,672	54,572
Accrued interest receivable	9,802	9,092
Goodwill	19,627	19,628
Core deposit intangible, net	949	1,184
Other assets	21,663	23,630
Total assets	$2,615,933	$2,503,159
Liabilities:
Deposits:
Interest-bearing	$1,792,796	$1,622,282
Non-interest-bearing	549,710	536,143
Total deposits	2,342,506	2,158,425
Allowance for credit losses on off-balance sheet credit exposures	1,169	944
Finance lease obligation	1,039	1,201
Operating lease liabilities	9,782	8,549
Short-term borrowings	25,000	117,000
Secured borrowings	6,323	7,372
Accrued interest payable and other liabilities	22,853	20,189
Total liabilities	2,408,672	2,313,680

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 5,736,025 at September 30, 2024; and 5,703,636 at December 31, 2023)	119,112	117,695
Retained earnings	136,601	128,251
Accumulated other comprehensive loss	(48,452)	(56,467)
Treasury stock, at cost (24 shares at September 30, 2024 and 38 shares at December 31, 2023)	-	-
Total shareholders' equity	207,261	189,479
Total liabilities and shareholders' equity	$2,615,933	$2,503,159

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)	Three months ended		Nine months ended
(dollars in thousands except per share data)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest income:
Loans and leases:
Taxable	$22,719	$19,766	$64,940	$56,760
Nontaxable	1,317	736	3,745	2,463
Interest-bearing deposits with financial institutions	216	60	1,032	212
Restricted investments in bank stock	88	59	244	240
Investment securities:
U.S. government agency and corporations	1,423	1,461	4,372	4,456
States and political subdivisions (nontaxable)	1,093	1,152	3,301	3,529
States and political subdivisions (taxable)	443	444	1,329	1,335
Total interest income	27,299	23,678	78,963	68,995
Interest expense:
Deposits	11,297	8,488	31,697	19,713
Secured borrowings	101	123	342	352
Other short-term borrowings	470	428	1,433	1,784
Total interest expense	11,868	9,039	33,472	21,849
Net interest income	15,431	14,639	45,491	47,146
Provision for credit losses on loans	675	525	1,075	1,380
Net provision (benefit) for credit losses on unfunded loan commitments	135	(275)	225	(100)
Net interest income after provision for credit losses	14,621	14,389	44,191	45,866
Other income:
Service charges on deposit accounts	1,021	1,039	2,923	2,962
Interchange fees	1,202	1,169	3,691	3,588
Service charges on loans	392	244	977	826
Fees from trust fiduciary activities	924	783	2,657	2,197
Fees from financial services	300	169	863	618
Fees and other revenue	469	349	1,205	1,701
Earnings on bank-owned life insurance	394	335	1,100	980
Gain (loss) on write-down, sale or disposal of:
Loans	281	315	752	721
Available-for-sale debt securities	-	-	-	(1)
Premises and equipment	(4)	(78)	(1)	(243)
Total other income	4,979	4,325	14,167	13,349
Other expenses:
Salaries and employee benefits	7,173	6,258	21,233	19,203
Premises and equipment	2,224	2,276	6,555	6,653
Data processing and communication	707	765	2,164	2,141
Advertising and marketing	493	461	1,637	1,831
Professional services	1,032	950	3,286	2,949
Automated transaction processing	472	434	1,383	1,339
Office supplies and postage	162	165	555	543
PA shares tax	389	261	804	553
Loan collection	28	45	82	105
Other real estate owned	3	3	(10)	6
FDIC assessment	314	282	914	843
Other	843	884	2,543	2,900
Total other expenses	13,840	12,784	41,146	39,066
Income before income taxes	5,760	5,930	17,212	20,149
Provision for income taxes	793	590	2,252	2,407
Net income	$4,967	$5,340	$14,960	$17,742
Per share data:
Net income - basic	$0.87	$0.94	$2.61	$3.13
Net income - diluted	$0.86	$0.93	$2.59	$3.11
Dividends	$0.38	$0.36	$1.14	$1.08

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income	Three months ended		Nine months ended
(Unaudited)	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023

Net income	$4,967	$5,340	$14,960	$17,742

Other comprehensive gain (loss), before tax:
Unrealized holding gain (loss) on available-for-sale debt securities	10,134	(21,129)	8,388	(14,823)
Reclassification adjustment for net losses (gains) realized in income	-	-	-	1
Amortization of unrealized loss on held-to-maturity securities	591	577	1,758	1,718
Net unrealized gain (loss)	10,725	(20,552)	10,146	(13,104)
Tax effect	(2,252)	4,316	(2,131)	2,752
Unrealized gain (loss), net of tax	8,473	(16,236)	8,015	(10,352)
Other comprehensive income (loss), net of tax	8,473	(16,236)	8,015	(10,352)
Total comprehensive income (loss), net of tax	$13,440	$(10,896)	$22,975	$7,390

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

For the Nine Months Ended September 30, 2024 and 2023
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive	Treasury
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Stock	Total
Balance, December 31, 2022	5,630,794	$115,611	$119,754	$(71,152)	$(1,263)	$162,950
Cumulative-effect adjustment for adoption of ASU 2016-13 (Footnote 1)	-	-	(1,326)	-	-	(1,326)
Net income	-	-	17,742	-	-	17,742
Other comprehensive loss	-	-	-	(10,352)	-	(10,352)
Issuance of common stock through Employee Stock Purchase Plan	7,294	302	-	-	-	302
Re-issuance of common stock through Dividend Reinvestment Plan	26,765	193	-	-	1,035	1,228
Issuance of common stock from vested restricted share grants through stock compensation plans	24,442	-	-	-	-	-
Issuance of common stock through exercise of SSARs	8,442	-	-	-	-	-
Stock-based compensation expense	-	1,321	-	-	-	1,321
Repurchase of shares to cover withholdings	(1,386)	(171)	-	-	(68)	(239)
Cash dividends declared	-	-	(6,194)	-	-	(6,194)
Balance, September 30, 2023	5,696,351	$117,256	$129,976	$(81,504)	$(296)	$165,432

Balance, December 31, 2023	5,703,636	$117,695	$128,251	$(56,467)	$-	$189,479
Net income	-	-	14,960	-	-	14,960
Other comprehensive income	-	-	-	8,015	-	8,015
Issuance of common stock through Employee Stock Purchase Plan	6,764	280	-	-	-	280
Re-issuance of common stock through Dividend Reinvestment Plan	1,645	4	-	-	79	83
Forfeited restricted dividend reinvestment shares	(25)	-	-	-	-	-
Issuance of common stock from vested restricted share grants through stock compensation plans	25,611	-	-	-	-	-
Stock-based compensation expense	-	1,133	-	-	-	1,133
Repurchase of shares to cover withholdings	(1,606)	-	-	-	(79)	(79)
Cash dividends declared	-	-	(6,610)	-	-	(6,610)
Balance, September 30, 2024	5,736,025	$119,112	$136,601	$(48,452)	$-	$207,261

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

For the Three Months Ended September 30, 2024 and 2023
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive	Treasury
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Stock	Total
Balance, June 30, 2023	5,681,260	$116,959	$126,711	$(65,268)	$(658)	$177,744
Net income	-	-	5,340	-	-	5,340
Other comprehensive loss	-	-	-	(16,236)	-	(16,236)
Re-issuance of common stock through Dividend Reinvestment Plan	9,189	57	-	-	362	419
Issuance of common stock from vested restricted share grants through stock compensation plans	159	-	-	-	-	-
Issuance of common stock through exercise of SSARs	5,743	-	-	-	-	-
Stock-based compensation expense	-	358	-	-	-	358
Repurchase of shares to cover withholdings	-	(118)	-	-	-	(118)
Cash dividends declared	-	-	(2,075)	-	-	(2,075)
Balance, September 30, 2023	5,696,351	$117,256	$129,976	$(81,504)	$(296)	$165,432

Balance, June 30, 2024	5,735,728	$118,777	$133,840	$(56,925)	$-	$195,692
Net income	-	-	4,967	-	-	4,967
Other comprehensive income	-	-	-	8,473	-	8,473
Forfeited restricted dividend reinvestment shares	(10)	-	-	-	-	-
Issuance of common stock from vested restricted share grants through stock compensation plans	307	-	-	-	-	-
Stock-based compensation expense	-	335	-	-	-	335
Cash dividends declared	-	-	(2,206)	-	-	(2,206)
Balance, September 30, 2024	5,736,025	$119,112	$136,601	$(48,452)	$-	$207,261

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)	Nine months ended September 30,
(dollars in thousands)	2024	2023

Cash flows from operating activities:
Net income	$14,960	$17,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	4,257	4,251
Provision for credit losses on loans	1,075	1,380
Net provision (benefit) for credit losses on unfunded loan commitments	225	(100)
Deferred income tax expense (benefit)	(1,233)	(489)
Stock-based compensation expense	1,133	1,321
Excess tax benefit from exercise of SSARs	-	104
Proceeds from sale of loans held-for-sale	44,944	38,105
Originations of loans held-for-sale	(43,807)	(38,801)
Earnings from bank-owned life insurance	(1,100)	(980)
Gain from bank-owned life insurance claim	-	(142)
Net gain from sales of loans	(752)	(721)
Net loss from sales of investment securities	-	1
Net gain from sale and write-down of foreclosed assets held-for-sale	(13)	-
Net (gain) loss from write-down and disposal of bank premises and equipment	1	243
Operating lease payments	43	53
Change in:
Accrued interest receivable	(711)	(271)
Other assets	1,533	250
Accrued interest payable and other liabilities	2,544	(571)
Net cash provided by operating activities	23,099	21,375

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	-	31,208
Proceeds from maturities, calls and principal pay-downs	17,469	19,392
Purchases	(1,490)	-
(Increase) decrease in restricted investments in bank stock	(39)	1,468
Net increase in loans and leases	(112,915)	(83,220)
Principal portion of lease payments received under direct finance leases	3,362	4,106
Purchase of bank-owned life insurance policies	(2,000)	-
Purchases of bank premises and equipment	(4,076)	(4,576)
Proceeds from death benefits received on bank-owned life insurance	-	931
Proceeds from sale of bank premises and equipment	19	22
Proceeds from sale of foreclosed assets held-for-sale	243	-
Net cash used in investing activities	(99,427)	(30,669)

Cash flows from financing activities:
Net increase (decrease) in deposits	184,085	(15,130)
Net (decrease) increase in other borrowings	(93,048)	110,883
Repayment of finance lease obligation	(163)	(176)
Proceeds from employee stock purchase plan participants	280	302
Repurchase of shares to cover withholdings	(79)	(239)
Dividends paid, net of dividends reinvested	(6,527)	(4,966)
Net cash provided by financing activities	84,548	90,674
Net increase in cash and cash equivalents	8,220	81,380
Cash and cash equivalents, beginning	111,949	29,091

Cash and cash equivalents, ending	$120,169	$110,471

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited)	Nine months ended September 30,
(dollars in thousands)	2024	2023
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$32,080	$20,067
Income tax	3,091	2,550
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized losses on available-for-sale securities	8,388	(14,821)
Cumulative-effect adjustment for adoption of ASU 2016-13	-	(1,326)
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity	1,758	1,718
Transfers from/(to) loans to/(from) foreclosed assets held-for-sale	668	(82)
Transfers from/(to) loans to/(from) loans held-for-sale, net	706	(205)
Transfers from premises and equipment to other assets held-for-sale	268	739
Right-of-use asset	1,391	303
Lease liability	1,483	303

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

In the opinion of management, the consolidated balance sheets as of September 30, 2024 and December 31, 2023 and the related consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in shareholders’ equity for the three and nine months ended September 30, 2024 and 2023 and consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after September 30, 2024 through the date these consolidated financial statements were issued.

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

Another material estimate that is particularly susceptible to significant change relates to the determination of the allowance for credit losses. Management believes that the allowance for credit losses at  September 30, 2024 is adequate and reasonable to cover expected losses. Given the subjective nature of identifying and estimating loan losses, it is reasonably possible that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount. While management uses available information to recognize losses on loans, changes in current economic conditions and reasonable and supportable forecasts may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

2. New accounting pronouncements

In March 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-02, Investments - Equity Method and Joint Ventures (Topic 323). The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The amendments are effective for the Company this reporting period with no impacts on the consolidated financial statements.

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

In November 2024, FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures, but expects additional disclosures upon adoption.

3. Accumulated other comprehensive income

The following tables illustrate the changes in accumulated other comprehensive income by component and the details about the components of accumulated other comprehensive income as of and for the periods indicated:

As of and for the nine months ended September 30, 2024
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(40,760)	$(15,707)	$(56,467)

Other comprehensive income before reclassifications, net of tax	6,627	-	6,627
Amounts reclassified from accumulated other comprehensive income, net of tax	-	1,388	1,388
Net current-period other comprehensive income	6,627	1,388	8,015
Ending balance	$(34,133)	$(14,319)	$(48,452)

As of and for the three months ended September 30, 2024
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(42,139)	$(14,786)	$(56,925)

Other comprehensive income before reclassifications, net of tax	8,006	-	8,006
Amounts reclassified from accumulated other comprehensive income, net of tax	-	467	467
Net current-period other comprehensive income	8,006	467	8,473
Ending balance	$(34,133)	$(14,319)	$(48,452)

As of and for the nine months ended September 30, 2023
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	securities	held-to-maturity	Total
Beginning balance	$(53,624)	$(17,528)	$(71,152)

Other comprehensive loss before reclassifications, net of tax	(11,710)	-	(11,710)
Amounts reclassified from accumulated other comprehensive income, net of tax	1	1,357	1,358
Net current-period other comprehensive (loss) income	(11,709)	1,357	(10,352)
Ending balance	$(65,333)	$(16,171)	$(81,504)

As of and for the three months ended September 30, 2023
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(48,641)	$(16,627)	$(65,268)

Other comprehensive (loss) income before reclassifications, net of tax	(16,692)	-	(16,692)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	456	456
Net current-period other comprehensive (loss) income	(16,692)	456	(16,236)
Ending balance	$(65,333)	$(16,171)	$(81,504)

Details about accumulated other	Amount reclassified from accumulated				Affected line item in the statement
comprehensive income components	other comprehensive income				where net income is presented
	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands)	2024	2023	2024	2023

Unrealized (losses) gains on AFS debt securities	$-	$-	$-	$(1)	Gain (loss) on sale of investment securities
Amortization of unrealized loss on held-to-maturity securities	(591)	(577)	(1,758)	(1,718)	Interest income on investment securities
Total reclassifications for the period	(591)	(577)	(1,758)	(1,719)	Income before income taxes
Income tax effect	124	121	370	361	Provision for income taxes
Total reclassifications for the period	$(467)	$(456)	$(1,388)	$(1,358)	Net income

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

The Company did not record any allowance for credit losses on its available-for-sale or held-to-maturity securities. The Company excludes accrued interest receivable from the amortized cost basis of investment securities disclosed throughout this footnote. As of September 30, 2024 and December 31, 2023, accrued interest receivable for investment securities totaled $2.9 million and $3.4 million, respectively, and is included in accrued interest receivable line in the consolidated balance sheets. The amortized cost and fair value of investment securities at  September 30, 2024 and December 31, 2023 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
September 30, 2024
Held-to-maturity securities:
Agency - GSE	$82,205	$-	$(5,619)	$76,586
Obligations of states and political subdivisions	143,168	-	(16,532)	126,636

Total held-to-maturity securities	$225,373	$-	$(22,151)	$203,222

Available-for-sale debt securities:
Agency - GSE	$31,248	$-	$(2,677)	$28,571
Obligations of states and political subdivisions	136,227	1	(13,446)	122,782
MBS - GSE residential	210,178	-	(27,085)	183,093

Total available-for-sale debt securities	$377,653	$1	$(43,208)	$334,446

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2023
Held-to-maturity securities:
Agency - GSE	$81,382	$-	$(7,561)	$73,821
Obligations of states and political subdivisions	142,851	-	(19,496)	123,355

Total held-to-maturity securities	$224,233	$-	$(27,057)	$197,176

Available-for-sale debt securities:
Agency - GSE	$31,178	$-	$(3,633)	$27,545
Obligations of states and political subdivisions	138,217	1	(15,421)	122,797
MBS - GSE residential	226,240	-	(32,542)	193,698

Total available-for-sale debt securities	$395,635	$1	$(51,596)	$344,040

Some of the Company’s debt securities are pledged to secure trust funds, public deposits, short-term borrowings, FHLB advances, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law.

The amortized cost and fair value of debt securities at  September 30, 2024 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
Due in one year or less	$-	$-
Due after one year through five years	32,984	31,510
Due after five years through ten years	76,736	70,178
Due after ten years	115,653	101,534
Total held-to-maturity securities	$225,373	$203,222

Available-for-sale securities:
Debt securities:
Due in one year or less	$1,999	$1,965
Due after one year through five years	40,999	37,821
Due after five years through ten years	14,608	12,891
Due after ten years	108,726	98,676
MBS - GSE residential	210,178	183,093
Total available-for-sale debt securities	$376,510	$334,446

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

Securities pledged at September 30, 2024 had a carrying amount of $393.7 million and were pledged to secure public deposits, trust client deposits, borrowings and derivative instruments.

The following table presents the fair value and gross unrealized losses of debt securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of  September 30, 2024 and December 31, 2023:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

September 30, 2024
Agency - GSE	$-	$-	$105,157	$(8,296)	$105,157	$(8,296)
Obligations of states and political subdivisions	-	-	249,022	(28,835)	249,022	(28,835)
MBS - GSE residential	1,466	(24)	181,627	(25,918)	183,093	(25,942)
Total	$1,466	$(24)	$535,806	$(63,049)	$537,272	$(63,073)
Number of securities	1		416		417

December 31, 2023
Agency - GSE	$-	$-	$101,366	$(11,194)	$101,366	$(11,194)
Obligations of states and political subdivisions	781	(22)	244,224	(33,814)	245,005	(33,836)
MBS - GSE residential	-	-	193,698	(31,462)	193,698	(31,462)
Total	$781	$(22)	$539,288	$(76,470)	$540,069	$(76,492)
Number of securities	2		414		416

There were $2.3 million and $2.2 million increases to the carrying value of AFS securities resulting from the interest rate swap that increased the unrealized loss position at September 30, 2024 and December 31, 2023 that were not included in the table above.

The Company had 417 debt securities in an unrealized loss position at  September 30, 2024, including 46 agency-GSE securities, 136 MBS – GSE residential securities and 235 municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at  September 30, 2024: 7.31% for agency - GSE, 12.41% for total MBS-GSE residential; and 10.38% for municipals. Management has no intent to sell any securities in an unrealized loss position as of September 30, 2024.

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

5. Loans and leases

The classifications of loans and leases at  September 30, 2024 and December 31, 2023 are summarized as follows:

(dollars in thousands)	September 30, 2024	December 31, 2023
Commercial and industrial:
Commercial	$168,633	$152,640
Municipal	113,362	94,724
Commercial real estate:
Non-owner occupied	382,097	337,671
Owner occupied	296,201	278,293
Construction	56,273	39,823
Consumer:
Home equity installment	54,618	56,640
Home equity line of credit	57,387	52,348
Auto loans - Recourse	11,485	10,756
Auto loans - Non-recourse	83,905	112,595
Direct finance leases	28,591	33,601
Other	23,524	16,500
Residential:
Real estate	490,442	465,010
Construction	29,208	36,536
Total	1,795,726	1,687,137
Less:
Allowance for credit losses on loans	(19,630)	(18,806)
Unearned lease revenue	(1,940)	(2,039)
Loans and leases, net	$1,774,156	$1,666,292

Total unamortized net costs and premiums included in loan totals were as follows:

(dollars in thousands)	September 30, 2024	December 31, 2023
Net unamortized fair value mark discount on acquired loans	$(5,261)	$(6,468)
Net unamortized deferred loan origination costs	4,993	4,930
Total	$(268)	$(1,538)

The Company excludes accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of September 30, 2024 and December 31, 2023, accrued interest receivable for loans totaled $6.9 million and $5.7 million, respectively, and is included in the accrued interest receivable line in the consolidated balance sheets and is excluded from the estimate of credit losses.

Direct finance leases include the lease receivable and the guaranteed lease residual. Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease. Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The approximate unpaid principal balance of mortgages serviced for others amounted to $490.9 million as of  September 30, 2024 and $477.7 million as of December 31, 2023. Mortgage servicing rights amounted to $1.4 million and $1.5 million as of  September 30, 2024 and December 31, 2023, respectively, and is included in other assets in the consolidated balance sheets.

During the second quarter of 2024, the Company reviewed its commercial real estate loan portfolios to ensure the loans in those portfolios reflect proper purpose and collateral. Based on this analysis, loans with a net balance of $25.4 million were reclassified from commercial real estate owner-occupied to commercial real estate non-owner-occupied categories. This adjustment was applied to December 31, 2023, for purposes of comparison. As of December 31, 2023, the non-owner-occupied portfolio increased and the owner-occupied portfolio decreased by $26.1 million.

Non-accrual loans

Non-accrual loans and loans past due over 89 days still accruing, segregated by class, at  September 30, 2024 and December 31, 2023, were as follows:

(dollars in thousands)	Non-accrual With No Allowance for Credit Loss	Non-accrual With an Allowance for Credit Loss	Total Non-accrual	Loans Past Due Over 89 Days Still Accruing
At September 30, 2024
Commercial and industrial:
Commercial	$-	$2,843	$2,843	$-
Municipal	-	-	-	-
Commercial real estate:
Non-owner occupied	426	-	426	-
Owner occupied	2,531	84	2,615	-
Consumer:
Home equity installment	51	-	51	-
Home equity line of credit	223	277	500	-
Auto loans - Recourse	-	-	-	8
Auto loans - Non-recourse	4	-	4	-
Direct finance leases	-	-	-	58
Other	20	-	20	-
Residential:
Real estate	619	-	619	-
Total	$3,874	$3,204	$7,078	$66

(dollars in thousands)	Non-accrual With No Allowance for Credit Loss	Non-accrual With an Allowance for Credit Loss	Total Non-accrual	Loans Past Due Over 89 Days Still Accruing
At December 31, 2023
Commercial and industrial:
Commercial	$39	$16	$55	$-
Municipal	-	-	-	-
Commercial real estate:
Non-owner occupied	252	-	252	-
Owner occupied	2,040	210	2,250	-
Construction	-		-
Consumer:
Home equity installment	70	-	70	-
Home equity line of credit	297	67	364	-
Auto loans - Recourse	-	-	-	-
Auto loans - Non-recourse	32	7	39	-
Direct finance leases	-	-	-	14
Other	-	-	-	-
Residential:
Real estate	278	-	278	-
Total	$3,008	$300	$3,308	$14

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

The following tables present the amortized cost basis of loans at  September 30, 2024 and September 30, 2023 that were both experiencing financial difficulty and modified during the nine months ended September 30, 2024 and 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Loans modified during the nine months ended:
(dollars in thousands)	September 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Commercial and industrial:
Commercial	$-	$50	$-	$-	$-	$-	0.03%
Commercial real estate:
Non-owner occupied	-	285	-	-	-	-	0.07%
Owner occupied	-	-	6,614	-	-	-	2.23%
Total	$-	$335	$6,614	$-	$-	$-

	Loans modified during the nine months ended:
(dollars in thousands)	September 30, 2023
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Commercial and industrial:
Commercial	$-	$46	$-	$-	$-	$-	0.03%
Commercial real estate:
Non-owner occupied	-	-	915	3,131	-	-	1.30%
Owner occupied	-	-	128	-	-	-	0.04%
Total	$-	$46	$1,043	$3,131	$-	$-

For the nine months ended September 30, 2024, a term extension totaling 12 months was granted to a single borrower who was experiencing financial difficulty. This borrower has paid as agreed under those additional terms.

The Company has not committed to lend additional amounts to the borrowers included in the previous tables.

The following table represents the performance of such loans that have been modified in the last 12 months as of September 30, 2024:

(dollars in thousands)	September 30, 2024
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due

Commercial and industrial:
Commercial	$50	$-	$-	$-	$-
Commercial real estate:
Non-owner occupied	-	-	285	-	285
Owner occupied	8,143	-	-	-	-
Total	$8,193	$-	$285	$-	$285

No loans have been modified in the last 12 months to borrowers experiencing financial difficulty that were past due at September 30, 2023.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2024 and 2023:

(dollars in thousands)	September 30, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Months)

Commercial real estate:
Owner occupied	$-	-	12.0

(dollars in thousands)	September 30, 2023
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Months)

Commercial real estate:
Non-owner occupied	$-	6.13%	8.8
Owner occupied	-	-	74.0
Total	$-	6.13%	82.8

The following table provides the amortized cost basis of financing receivables that had a payment default during the nine months ended September 30, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty:

Loans modified within the previous twelve months that subsequently defaulted during the nine months ended:
(dollars in thousands)	September 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction

Commercial real estate:
Non-owner occupied	$-	$285	$-	$-
Total	$-	$285	$-	$-

There were no financing receivables that had a payment default during the nine months ended September 30, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

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

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
September 30, 2024	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial:
Commercial	$29	$-	$2,843	$2,872	$165,761	$168,633		$-
Municipal	-	-	-	-	113,362	113,362
Commercial real estate:
Non-owner occupied	-	285	426	711	381,386	382,097		-
Owner occupied	2,383	-	2,615	4,998	291,203	296,201		-
Construction	-	-	-	-	56,273	56,273		-
Consumer:
Home equity installment	265	-	51	316	54,302	54,618		-
Home equity line of credit	37	15	500	552	56,835	57,387		-
Auto loans - Recourse	43	2	8	53	11,432	11,485		8
Auto loans - Non-recourse	429	75	4	508	83,397	83,905		-
Direct finance leases	102	-	58	160	26,491	26,651	(2)	58
Other	5	4	20	29	23,495	23,524		-
Residential:
Real estate	-	274	619	893	489,549	490,442		-
Construction	-	-	-	-	29,208	29,208		-
Total	$3,293	$655	$7,144	$11,092	$1,782,694	$1,793,786		$66

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.9 million. (3) Includes net deferred loan costs of $5.0 million.

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2023	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial
Commercial	$77	$16	$55	$148	$152,492	$152,640		$-
Municipal	-	-	-	-	94,724	94,724
Commercial real estate:
Non-owner occupied	85	65	252	402	337,269	337,671		-
Owner occupied	1,875	104	2,250	4,229	274,064	278,293		-
Construction	-	-	-	-	39,823	39,823		-
Consumer:
Home equity installment	105	150	70	325	56,315	56,640		-
Home equity line of credit	60	92	364	516	51,832	52,348		-
Auto loans - Recourse	86	1	-	87	10,669	10,756		-
Auto loans - Non-recourse	417	48	39	504	112,091	112,595		-
Direct finance leases	548	-	14	562	31,000	31,562	(2)	14
Other	30	4	-	34	16,466	16,500		-
Residential:
Real estate	42	682	278	1,002	464,008	465,010		-
Construction	-	-	-	-	36,536	36,536		-
Total	$3,325	$1,162	$3,322	$7,809	$1,677,289	$1,685,098		$14

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

These loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement. That process includes reviewing borrowers’ current financial information, historical payment experience, credit documentation, public information and other information specific to each individual borrower. Upon review, the commercial loan credit risk grade is revised or reaffirmed. The credit risk grades may be changed at any time management feels an upgrade or downgrade is warranted.

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

The following table presents loans including $5.0 million and $4.9 million of deferred costs, segregated by class and vintage, categorized into the appropriate credit quality indicator category as of  September 30, 2024 and December 31, 2023, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

As of  September 30, 2024

(dollars in thousands)

September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk Rating
Pass	$26,038	$27,376	$12,323	$13,091	$3,604	$15,431	$62,747	$-	$160,610
Special Mention	-	-	70	150	-	-	-	-	220
Substandard	-	38	366	6,247	13	1,041	98	-	7,803
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	$26,038	$27,414	$12,759	$19,488	$3,617	$16,472	$62,845	$-	$168,633
Current period gross write-offs	$-	$-	$-	$30	$21	$202	$-	$-	$253

Commercial and industrial - municipal
Risk Rating
Pass	$22,439	$24,442	$14,729	$21,682	$12,806	$17,264	$-	$-	$113,362
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial - municipal	$22,439	$24,442	$14,729	$21,682	$12,806	$17,264	$-	$-	$113,362
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - non-owner occupied
Risk Rating
Pass	$64,523	$34,847	$59,010	$69,135	$45,837	$92,976	$7,770	$-	$374,098
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	689	97	7,213	-	-	7,999
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	$64,523	$34,847	$59,010	$69,824	$45,934	$100,189	$7,770	$-	$382,097
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied
Risk Rating
Pass	$36,214	$32,684	$32,171	$42,201	$21,863	$96,223	$15,727	$-	$277,083
Special Mention	-	-	-	463	-	-	-	-	463
Substandard	-	-	6,751	452	515	10,794	143	-	18,655
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	$36,214	$32,684	$38,922	$43,116	$22,378	$107,017	$15,870	$-	$296,201
Current period gross write-offs	$-	$-	$-	$-	$-	$132	$-	$-	$132

Commercial real estate - construction
Risk Rating
Pass	$14,078	$23,970	$15,831	$-	$-	$394	$2,000	$-	$56,273
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - construction	$14,078	$23,970	$15,831	$-	$-	$394	$2,000	$-	$56,273
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

As of September 30, 2024

(dollars in thousands)

September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Home equity installment
Payment performance
Performing	$5,301	$7,910	$16,110	$8,074	$6,715	$10,457	$-	$-	$54,567
Non-performing	-	-	-	-	-	51	-	-	51
Total home equity installment	$5,301	$7,910	$16,110	$8,074	$6,715	$10,508	$-	$-	$54,618
Current period gross write-offs	$-	$-	$-	$-	$-	$7	$-	$-	$7

Home equity line of credit
Payment performance
Performing	$-	$-	$-	$-	$-	$-	$46,592	$10,295	$56,887
Non-performing	-	-	-	-	-	-	500	-	500
Total home equity line of credit	$-	$-	$-	$-	$-	$-	$47,092	$10,295	$57,387
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$13	$13

Auto loans - recourse
Payment performance
Performing	$4,089	$2,498	$1,338	$1,939	$1,199	$414	$-	$-	$11,477
Non-performing	-	8	-	-	-	-	-	-	8
Total auto loans - recourse	$4,089	$2,506	$1,338	$1,939	$1,199	$414	$-	$-	$11,485
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Auto loans - non-recourse
Payment performance
Performing	$4,554	$30,413	$31,146	$11,628	$4,562	$1,598	$-	$-	$83,901
Non-performing	-	-	-	-	-	4	-	-	4
Total auto loans - non-recourse	$4,554	$30,413	$31,146	$11,628	$4,562	$1,602	$-	$-	$83,905
Current period gross write-offs	$-	$16	$47	$23	$6	$13	$-	$-	$105

Direct finance leases (1)
Payment performance
Performing	$6,337	$7,713	$8,264	$3,995	$259	$25	$-	$-	$26,593
Non-performing	-	-	-	58	-	-	-	-	58
Total direct finance leases	$6,337	$7,713	$8,264	$4,053	$259	$25	$-	$-	$26,651
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer - other
Payment performance
Performing	$10,806	$6,395	$2,191	$1,176	$455	$666	$1,815	$-	$23,504
Non-performing	-	-	20	-	-	-	-	-	20
Total consumer - other	$10,806	$6,395	$2,211	$1,176	$455	$666	$1,815	$-	$23,524
Current period gross write-offs	$21	$80	$20	$27	$5	$34	$-	$-	$187

Residential real estate
Payment performance
Performing	$27,383	$53,157	$88,117	$139,021	$52,430	$129,715	$-	$-	$489,823
Non-performing	-	315	-	-	-	304	-	-	619
Total residential real estate	$27,383	$53,472	$88,117	$139,021	$52,430	$130,019	$-	$-	$490,442
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential - construction
Payment performance
Performing	$9,997	$13,958	$2,941	$2,312	$-	$-	$-	$-	$29,208
Non-performing	-	-	-	-	-	-	-	-	-
Total residential - construction	$9,997	$13,958	$2,941	$2,312	$-	$-	$-	$-	$29,208
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

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

Direct finance leases (2)
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

Collateral dependent loans

Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the financial asset is expected to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. The following table presents the individually evaluated, collateral dependent loans as of September 30, 2024 and December 31, 2023:

(dollars in thousands)	Real Estate	Other	Total Collateral-Dependent Loans
At September 30, 2024
Commercial and industrial:
Commercial	$-	$2,843	$2,843
Commercial real estate:
Non-owner occupied	426	-	426
Owner occupied	2,615	-	2,615
Consumer:
Home equity installment	51	-	51
Home equity line of credit	500	-	500
Auto loans - Non-recourse	-	4	4
Other	20	-	20
Residential:
Real estate	619	-	619
Total	$4,231	$2,847	$7,078

(dollars in thousands)	Real Estate	Other	Total Collateral-Dependent Loans
At December 31, 2023
Commercial and industrial:
Commercial	$-	$55	$55
Commercial real estate:
Non-owner occupied	252	-	252
Owner occupied	2,250	-	2,250
Consumer:
Home equity installment	70	-	70
Home equity line of credit	364	-	364
Auto loans - Non-recourse	-	39	39
Residential:
Real estate	278	-	278
Total	$3,214	$94	$3,308

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

Information related to the change in the allowance for credit losses on loans and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the nine months ended September 30, 2024
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$1,850	$8,835	$2,391	$5,694	$36	$18,806
Charge-offs	(253)	(132)	(312)	-	-	(697)
Recoveries	7	335	59	45	-	446
Provision (benefit) for credit losses	940	31	208	(100)	(4)	1,075
Ending balance	$2,544	$9,069	$2,346	$5,639	$32	$19,630

As of and for the three months ended September 30, 2024
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,181	$8,687	$2,368	$5,726	$13	$18,975
Charge-offs	(100)	(1)	(119)	-	-	(220)
Recoveries	2	181	17	-	-	200
Provision (benefit) for credit losses	461	202	80	(87)	19	675
Ending balance	$2,544	$9,069	$2,346	$5,639	$32	$19,630

As of and for the nine months ended September 30, 2023
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,924	$7,162	$2,827	$4,169	$67	$17,149
Impact of adopting ASC 326	278	756	(547)	198	(67)	618
Initial allowance on loans purchased with credit deterioration	-	126	-	-	-	126
Charge-offs	(320)	(92)	(349)	-	-	(761)
Recoveries	23	44	148	30	-	245
Provision (benefit) for credit losses	(1,039)	803	56	1,536	24	1,380
Ending balance	$1,866	$8,799	$2,135	$5,933	$24	$18,757

As of and for the three months ended September 30, 2023
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,361	$8,578	$2,514	$4,847	$50	$18,350
Charge-offs	-	(59)	(105)	-	-	(164)
Recoveries	1	3	22	20	-	46
Provision (benefit) for credit losses	(496)	277	(296)	1,066	(26)	525
Ending balance	$1,866	$8,799	$2,135	$5,933	$24	$18,757

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

The Company's allowance for credit losses on unfunded commitments is recognized as a liability on the consolidated balance sheets, with adjustments to the reserve recognized in the provision for credit losses on unfunded commitments on the consolidated statements of income. The Company's activity in the allowance for credit losses on unfunded commitments for the period was as follows:

(dollars in thousands)	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Beginning balance	$944	$49
Impact of adopting ASC 326	-	1,060
Provision (benefit) for credit losses	225	(100)
Ending balance	$1,169	$1,009

Direct finance leases

The Company originates direct finance leases through three automobile dealerships. The amortized cost of the Company’s lease receivables, net of unearned income, was $4.8 million and $6.1 million as of  September 30, 2024 and December 31, 2023, respectively. The residual value of the direct finance leases is fully guaranteed by the dealerships. Residual values amounted to $21.4 million and $25.1 million at  September 30, 2024 and December 31, 2023, respectively, and are included in the amortized cost of direct finance leases. As of September 30, 2024, there was also $469 thousand in deferred lease expense included in the carrying value of direct finance leases that is not included in the table below.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2024	$2,811
2025	14,174
2026	7,082
2027	3,666
2028	286
2029 and thereafter	104
Total future minimum lease payments receivable	28,123
Less: Unearned income	(1,940)
Undiscounted cash flows to be received	$26,183

6. Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards. The Company maintains one active share-based compensation plan that may generate additional potentially dilutive common shares. For granted and unexercised stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued SSARs were exercised and converted into common stock. As of the three and nine months ended September 30, 2024, there were 9,236 and 9,017 potentially dilutive shares related to issued and unexercised SSARs compared to 11,297 and 16,469 for the same 2023 periods, respectively. The calculation did not include 46,423 weighted average unexercised SSARs that could potentially dilute earnings per share but their effect was antidilutive as of the three and nine months ended  September 30, 2024. For restricted stock, dilution would occur from the Company’s previously granted but unvested shares. There were 31,352 and 27,775 potentially dilutive shares related to unvested restricted share grants as of the three and nine months ended September 30, 2024 compared to 26,406 and 21,094 for the same 2023 periods, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$4,967	$5,340	$14,960	$17,742
Weighted-average common shares outstanding	5,735,926	5,687,553	5,731,313	5,669,454
Basic EPS	$0.87	$0.94	$2.61	$3.13

Diluted EPS:
Net income available to common shareholders	$4,967	$5,340	$14,960	$17,742
Weighted-average common shares outstanding	5,735,926	5,687,553	5,731,313	5,669,454
Potentially dilutive common shares	40,588	37,703	36,792	37,563
Weighted-average common and potentially dilutive shares outstanding	5,776,514	5,725,256	5,768,105	5,707,017
Diluted EPS	$0.86	$0.93	$2.59	$3.11

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

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended September 30, 2024 and 2023 under the 2022 stock incentive plan:

	September 30, 2024			September 30, 2023
			Weighted-			Weighted-
	Shares		average grant	Shares		average grant
	granted		date fair value	granted		date fair value

Omnibus plan	10,000	(2)	$46.96	18,000	(2)	$49.43
Omnibus plan	1,558	(2)	46.96	17,684	(3)	49.43
Omnibus plan	10,871	(3)	46.96	50	(1)	49.43
Omnibus plan	50	(1)	46.96	1,000	(3)	44.06
Total	22,479		$46.96	36,734		$49.28

(1) Vest after 1 year (2) Vest after 3 years – 33% each year (3) Vest fully after 3 years

The fair value of the shares granted in 2024 and 2023 was calculated using the grant date closing stock price.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 & 2022 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2023	12,519	61,200	73,719	$50.03
Granted	-	22,479	22,479	46.96
Forfeited	-	(921)	(921)	48.66
Vested	(7,719)	(17,892)	(25,611)	51.05
Non-vested balance at September 30, 2024	4,800	64,866	69,666	$48.68

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2023	64,326	$11.59	3.8
Granted	-
Exercised	-
Forfeited	-
Outstanding September 30, 2024	64,326	$11.59	3.1

Of the SSARs outstanding at September 30, 2024, all SSARs vested and were exercisable.

During the first nine months of 2024 and 2023, there were zero and 22,807 SSARs exercised, respectively.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three and nine months ended September 30, 2024 and 2023 and the unrecognized stock-based compensation expense as of September 30, 2024:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Stock-based compensation expense:
2012 Director stock incentive plan	$60	$99	$199	$385
2012 Omnibus stock incentive plan	60	119	209	378
2022 Omnibus stock incentive plan	215	140	599	524
Employee stock purchase plan	-	-	126	34
Total stock-based compensation expense	$335	$358	$1,133	$1,321

As of
(dollars in thousands)	September 30, 2024
Unrecognized stock-based compensation expense:
2012 Director stock incentive plan	$90
2012 Omnibus stock incentive plan	91
2022 Omnibus stock incentive plan	1,553
Total unrecognized stock-based compensation expense	$1,734

The unrecognized stock-based compensation expense as of September 30, 2024 will be recognized ratably over the periods ended February 2025, February 2025 and February 2027 for the 2012 Director Stock Incentive Plan, 2012 Omnibus Stock Incentive Plan and 2022 Omnibus Stock Incentive Plan, respectively.

In addition to the 2022 stock incentive plan, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined. As of September 30, 2024, 108,591 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The Company uses fair value to measure certain assets and, if necessary, liabilities on a recurring basis when fair value is the primary measure for accounting. Thus, the Company uses fair value for AFS securities. Fair value is used on a non-recurring basis to measure certain assets when adjusting carrying values to market values, such as individually evaluated loans, other real estate owned (ORE) and other repossessed assets.

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

September 30, 2024
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$120,169	$120,169	$120,169	$-	$-
Held-to-maturity securities	225,373	203,222	-	203,222	-
Available-for-sale debt securities	334,446	334,446	-	334,446	-
Restricted investments in bank stock	3,944	3,944	-	3,944	-
Loans and leases, net	1,774,156	1,650,914	-	-	1,650,914
Loans held-for-sale	1,762	1,792	-	1,792	-
Accrued interest receivable	9,802	9,802	-	9,802	-
Interest rate swaps	135	135	-	135	-
Financial liabilities:
Deposits with no stated maturities	2,033,390	2,033,390	-	2,033,390	-
Time deposits	309,116	308,177	-	308,177	-
Short-term borrowings	25,000	25,000	-	25,000	-
Secured borrowings	6,323	5,420	-	-	5,420
Accrued interest payable	4,434	4,434	-	4,434	-
Interest rate swaps	2,420	2,420	-	2,420	-

December 31, 2023
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$111,949	$111,949	$111,949	$-	$-
Held-to-maturity securities	224,233	197,176	-	197,176	-
Available-for-sale debt securities	344,040	344,040	-	344,040	-
Restricted investments in bank stock	3,905	3,905	-	3,905	-
Loans and leases, net	1,666,292	1,532,195	-	-	1,532,195
Loans held-for-sale	1,457	1,483	-	1,483	-
Accrued interest receivable	9,092	9,092	-	9,092	-
Interest rate swaps	171	171	-	171	-
Financial liabilities:
Deposits with no stated maturities	1,945,456	1,945,456	-	1,945,456	-
Time deposits	212,969	210,423	-	210,423	-
Short-term borrowings	117,000	117,010	-	117,010	-
Secured borrowings	7,372	8,067	-	-	8,067
Accrued interest payable	3,042	3,042	-	3,042	-
Interest rate swaps	2,332	2,332	-	2,332	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	September 30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Agency - GSE	$28,571	$-	$28,571	$-
Obligations of states and political subdivisions	122,782	-	122,782	-
MBS - GSE residential	183,093	-	183,093	-
Total available-for-sale debt securities	$334,446	$-	$334,446	$-
Interest rate swaps	135	-	135	-
Total assets	$334,581	$-	$334,581	$-

Liabilities:
Interest rate swaps	$2,420	$-	$2,420	$-
Total liabilities	$2,420	$-	$2,420	$-

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Agency - GSE	$27,545	$-	$27,545	$-
Obligations of states and political subdivisions	122,797	-	122,797	-
MBS - GSE residential	193,698	-	193,698	-
Total available-for-sale debt securities	$344,040	$-	$344,040	$-
Interest rate swaps	171	-	171	-
Total assets	$344,211	$-	$344,211	$-

Liabilities:
Interest rate swaps	$2,332	$-	$2,332	$-
Total liabilities	$2,332	$-	$2,332	$-

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

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending  September 30, 2024 and December 31, 2023, respectively.

From time-to-time, the Company may be required to record at fair value financial instruments on a non-recurring basis, such as individually evaluated loans, ORE and other repossessed assets. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting on write downs of individual assets. The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of the periods indicated:

			Quoted prices in	Significant other	Significant other
		Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	Valuation techniques	at September 30, 2024	(Level 1)	(Level 2)	(Level 3)

Individually evaluated loans	Fair value of collateral appraised value	$2,378	$-	$-	$2,378
Other repossessed assets	Fair value of asset less selling costs	10	-	-	10
Total		$2,388	$-	$-	$2,388

			Quoted prices in	Significant other	Significant other
		Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)		at December 31, 2023	(Level 1)	(Level 2)	(Level 3)

Individually evaluated loans	Fair value of collateral appraised value	$120	$-	$-	$120
Other real estate owned	Fair value of asset less selling costs	1	-	-	1
Total		$121	$-	$-	$121

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

At  September 30, 2024 and December 31, 2023, the range of liquidation expenses and other valuation adjustments applied to individually evaluated, collateral dependent loans ranged from -13.57% to -21.00% and from -31.47% to -31.47%, respectively. The weighted average of liquidation expenses and other valuation adjustments applied to individually evaluated, collateral dependent loans amounted to -16.93% as of September 30, 2024 and -31.47% as of December 31, 2023, respectively. Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed. Accordingly, fair value estimates for individually evaluated, collateral dependent loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable. Appraisals form the basis for determining the net realizable value from these properties. Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business. Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions. Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs. These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions. At  December 31, 2023, the discounts applied to the appraised values of ORE ranged from -77.60% to -77.60%, and the weighted average of discount to the appraisal values of ORE amounted to -77.60%. At  September 30, 2024, the net realizable values of properties in ORE were higher than the carrying value.

At  September 30, 2024, there was one other repossessed asset totaling $10 thousand. At December 31, 2023, there were no other repossessed assets. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.

9. Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers. The policies are recorded at their cash surrender values. Increases in cash surrender values are included in non-interest income in the consolidated statements of income. The policies’ cash surrender value totaled $57.7 million and $54.6 million, respectively, as of  September 30, 2024 and December 31, 2023 and is reflected as an asset on the consolidated balance sheets. For the nine months ended September 30, 2024 and 2023, the Company has recorded income of $1.1 million and $1.0 million, respectively, due to an increase in cash surrender values.

Officer Life Insurance

The Bank enters into separate split dollar life insurance arrangements (Split Dollar Agreements) with certain officers which provide each officer a specified death benefit should the officer die while in the Bank’s employ. The Bank owns the policies and all cash values thereunder. Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary. As of September 30, 2024, the policies had total death benefits of $57.7 million of which $9.6 million would be paid to the officer’s beneficiaries and the remaining $48.1 million would be paid to the Bank. In addition, four executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met. In June 2024, the Bank entered into an agreement with one officer pursuant to which the Bank will share a portion of the net death proceeds of certain bank-owned life insurance (BOLI) policies with the participant’s beneficiary should they die while employed by the Bank. Net death proceeds are the total death proceeds from the BOLI policies less the greater of the cash surrender value or aggregate premiums paid. Under the Split Dollar Agreement, the participant's beneficiary will receive a death benefit equal to the lesser of three times the participant's base salary at the date of death or the net death proceeds from the BOLI policies. See exhibit 10.15 for further information. As of  September 30, 2024 and December 31, 2023, the Company had a balance in accrued expenses of $437 thousand and $352 thousand, respectively, for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement. On March 20, 2019, the Bank entered into a SERP Agreement with one officer, pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2019 until normal retirement age. As a result of the acquisition of Landmark, the Company acquired a SERP agreement with one former employee. In June 2024, the bank entered into a supplemental executive retirement plan agreement (the “SERP Agreement”) with one officer; pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from June 1, 2024 until normal retirement age of 70. See exhibit 10.14 for further information. As of  September 30, 2024 and December 31, 2023, the Company had a balance in accrued expenses of $4.8 million and $4.4 million in connection with these SERPs.

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

Interest rate derivative - no hedge designation

The Company is a party to interest rate derivatives that are not designated as hedging instruments. The Company enters into interest rate swaps that allow certain commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. These interest rate swaps with customers are simultaneously offset by interest rate swaps that the Company executes with a third-party financial institution, such that the Company minimizes its net interest rate risk exposure resulting from such transactions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities). As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit-quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented.

		Weighted
	Notional	Average Maturity	Interest Rate	Interest Rate
(dollars in thousands)	Amount	(Years)	Paid	Received	Fair Value
September 30, 2024
Classified in Other assets:
Customer interest rate swaps	$1,816	13.16	30 Day SOFR + Margin	Fixed	$135
Classified in Accrued interest payable and other liabilities:
Third party interest rate swaps	$1,816	13.16	Fixed	30 Day SOFR + Margin	$135

Interest rate derivative - fair value hedge designation

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. This interest rate swap is designated as a fair value hedge and limits the risk to the investment portfolio of rising interest rates. The Company entered into an interest rate swap with a third-party financial institution to convert fixed rate investment securities to an adjustable rate to produce a more asset sensitive profile. The Company recorded the fair value of the fair value hedge in other assets and accrued interest payable and other liabilities on the consolidated balance sheet. The hedged items (fixed rate securities available-for-sale) are also recorded at fair value which offsets the adjustment to the fair value hedge. The related gains and losses are reported in interest income investment securities - U.S. government agencies and corporations and interest income investment securities - state and political subdivisions (nontaxable) in the consolidated statements of income. For the nine months ended September 30, 2024, there was $265 thousand in interest income investment securities - U.S. government agencies and corporations and $265 thousand in interest income investment securities - state and political subdivisions (nontaxable). A qualitative assessment of hedge effectiveness was applied at inception of the hedge. Future hedge effectiveness will be determined on a qualitative basis at least annually.  The hedge is expected to remain effective as long as the balance of the hedged item is projected to remain at or above the notional amount of the swap.

		Weighted
	Notional	Average Maturity
(dollars in thousands)	Amount	(Years)	Fair Value
September 30, 2024
Pay-fixed interest rate swap agreements - securities AFS	$100,000	2.0	$(2,285)

The Company had investment securities with a book value of $2.7 million pledged as collateral on its interest rate swaps with a third-party financial institution as of September 30, 2024.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of September 30, 2024 compared to December 31, 2023 and a comparison of the results of operations for the three and nine months ended September 30, 2024 and 2023. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2023 Annual Report filed on Form 10-K.

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

Executive Summary

The Company is a Pennsylvania corporation and a bank holding company, whose wholly-owned state chartered commercial bank and trust subsidiary is The Fidelity Deposit and Discount Bank. The Company is headquartered in Dunmore, Pennsylvania. We consider Lackawanna, Northampton and Luzerne Counties our primary marketplace, the "market area".

As a leading Northeastern and Eastern Pennsylvania community bank, our goals are to enhance shareholder value while continuing to build a full-service community bank. We focus on growing our core business of retail and business lending and deposit gathering while maintaining strong asset quality and controlling operating expenses. We continue to implement management strategies to diversify earning assets (see “Funds Deployed” section of this management’s discussion and analysis) and to increase the amount of relationship core deposits (see “Funds Provided” section of this management’s discussion and analysis). These strategies include a focus on commercial lending and the ancillary business products and services supporting our commercial customers’ needs as well as residential lending strategies and an array of consumer products. We focus on developing a full banking relationship with existing, as well as new business prospects. The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services. In addition, we explore opportunities to selectively expand and optimize our franchise footprint, consisting presently of our 21-branch network.

We are impacted by national, regional and market area economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, Lackawanna and Luzerne counties, and Eastern Pennsylvania, Northampton county. In the third quarter of 2024, the Federal Open Market Committee (FOMC) decreased interest rates by 50 basis points. According to the U.S. Bureau of Labor Statistics, the national unemployment rate for September 2024 was 4.1%, up 0.4 percentage points from December 2023. However, the unemployment rates in the Scranton - Wilkes-Barre – Hazleton (market area north) and the Allentown – Bethlehem – Easton (market area south) Metropolitan Statistical Areas (local) decreased as the national unemployment increased. The local unemployment rates at September 30, 2024 were 3.4% in market area north and 3.1% in market area south, respectively, a decrease of 0.1 percentage point and 0.1 percentage point from the 3.5% and 3.2%, respectively, at December 31, 2023. The median home values in the Scranton-Wilkes-Barre-Hazleton metro and Allentown-Bethlehem-Easton metro each increased 7.0% and 5.8% from a year ago, according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, and values are expected to grow 1.0% and 2.0% in the next year. In light of these expectations, we believe the real estate values could continue to increase at these levels with the declining rate environment. Management will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

For the nine months ended September 30, 2024, net income was $15.0 million, or $2.59 diluted earnings per share, compared to $17.7 million, or $3.11 diluted earnings per share, for the nine months ended September 30, 2023.

As of September 30, 2024 and September 30, 2023, tangible common book value per share (non-GAAP) was $32.55 and $25.37, respectively. See reconciliation on page 37. The increase in tangible book value was due primarily to an increase in retained earnings from net income and the increase in unrealized loss in AFS securities. These non-GAAP measures should be reviewed in connection with the reconciliation of these non-GAAP ratios. See “Non-GAAP Financial Measures” located below within this management’s discussion and analysis.

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

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at September 30, 2024 and 2023.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest income (GAAP)	$27,299	$23,678	$78,963	$68,995
Adjustment to FTE	775	700	2,272	2,186
Interest income adjusted to FTE (non-GAAP)	28,074	24,378	81,235	71,181
Interest expense (GAAP)	11,868	9,039	33,472	21,849
Net interest income adjusted to FTE (non-GAAP)	$16,206	$15,339	$47,763	$49,332

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$13,840	$12,784	$41,146	$39,066

Net interest income (GAAP)	15,431	14,639	45,491	47,146
Plus: taxable equivalent adjustment	775	700	2,272	2,186
Non-interest income (GAAP)	4,979	4,325	14,167	13,349
Net interest income (FTE) plus adjusted non-interest income (non-GAAP)	$21,185	$19,664	$61,931	$62,681
Efficiency ratio (non-GAAP)	65.33%	65.01%	66.44%	62.33%

The following table provides a reconciliation of tangible common equity (non-GAAP) and the calculations of tangible book value per share and tangible common equity ratio:

(dollars in thousands)	September 30, 2024	September 30, 2023
Tangible Book Value per Share (non-GAAP)
Total assets (GAAP)	$2,615,933	$2,476,820
Less: Intangible assets	(20,576)	(20,897)
Tangible assets	2,595,357	2,455,923
Total shareholders' equity (GAAP)	207,261	165,432
Less: Intangible assets	(20,576)	(20,897)
Tangible common equity	$186,685	$144,535

Common shares outstanding, end of period	5,736,025	5,696,351
Tangible Common Book Value per Share (non-GAAP)	$32.55	$25.37
Tangible Common Equity Ratio (non-GAAP)	7.19%	5.89%
Unrealized losses on held-to-maturity securities, net of tax	$(17,499)	$(36,214)
Adjusted tangible common equity ratio (non-GAAP)	6.52%	4.41%

The following table provides a reconciliation of pre-provision net revenue (PPNR) to average assets (non-GAAP):

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Pre-Provision Net Revenue to Average Assets
Income before taxes (GAAP)	$5,760	$5,930	$17,212	$20,149
Plus: Provision for credit losses	810	250	1,300	1,280
Total pre-provision net revenue (non-GAAP)	$6,570	$6,180	$18,512	$21,429
Total (annualized) (non-GAAP)	$26,138	$24,517	$24,728	$28,650

Average assets	$2,500,545	$2,408,336	$2,469,627	$2,405,100
Pre-Provision Net Revenue to Average Assets (non-GAAP)	1.05%	1.02%	1.00%	1.19%

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

Comparison of the results of operations

three and nine months ended September 30, 2024 and 2023

Overview

Net income for the quarter ended September 30, 2024 was $5.0 million, or $0.86 diluted earnings per share, compared to $5.3 million, or $0.93 diluted earnings per share, for the quarter ended September 30, 2023.  The $0.3 million decline in net income resulted primarily from the $1.0 million increase in non-interest expenses coupled with a $0.4 million increase in the provision for credit losses on unfunded loan commitments and $0.2 million increase in the provision for credit losses on loans. This was partially offset by a $0.8 million increase in net interest income and a $0.7 million increase in non-interest income. For the nine months ended September 30, 2024, net income was $15.0 million, or $2.59 diluted earnings per share, compared to $17.7 million, or $3.11 diluted earnings per share, for the nine months ended September 30, 2023.  The $2.7 million, or 15%, decline in net income stemmed from the $2.0 million higher non-interest expenses and $1.6 million reduction in net interest income partially offset by the increase of $0.8 million in non-interest income.

Return on average assets (ROA) was 0.79% and 0.88% for the third quarters of 2024 and 2023, respectively, and 0.81% and 0.99% for the nine months ended September 30, 2024 and 2023, respectively. During the same time periods, return on average shareholders’ equity (ROE) was 9.89% and 11.96%, respectively, and 10.34% and 13.64%, respectively. The decreases in ROA and ROE were primarily the result of the decline in net income as average assets and equity increased during the third quarter of 2024 and year-to-date 2024, compared to the same periods of 2023. Pre-provision net revenue to average assets (non-GAAP) was 1.05% and 1.02% for the three months ended September 30, 2024 and 2023, respectively, and 1.00% and 1.19% for the nine months ended September 30, 2024 and 2023, respectively. The increase quarter-over-quarter was due to an increase in pre-provision net revenue in the third quarter of 2024. The year-over-year decrease is due to a decline in income before taxes.

Net interest income and interest sensitive assets / liabilities

Net interest income was $15.4 million for the third quarter of 2024, a 5% increase over the $14.6 million earned for the third quarter of 2023.  The $0.8 million increase in net interest income resulted from the increase of $3.6 million in interest income primarily due to a $71.0 million increase in the average balance of interest-earning assets and a 50 basis point increase in fully-taxable equivalent ("FTE") yield. The loan portfolio had the biggest impact, producing a $3.7 million increase in FTE interest income from $122.8 million in higher quarterly average balances and an increase of 49 basis points in FTE loan yield. Slightly offsetting the higher interest income, a $2.8 million increase in interest expense was due to a 55 basis point increase in the rates paid on interest-bearing deposits coupled with a $94.4 million quarter-over-quarter increase in average deposit balances.

Net interest income was $45.5 million for the nine months ended September 30, 2024 compared to $47.1 million for the nine months ended September 30, 2023.  The $1.6 million, or 3%, decrease was the result of interest expense growing faster than interest income.  On the asset side, the loan portfolio caused interest income growth by producing $9.5 million more in interest income primarily from an increase of 47 basis points in FTE loan yields on $97.4 million in higher average balances.  On the funding side, total interest expense increased by $11.6 million primarily due to an increase in interest expense paid on deposits of $12.0 million from an 86 basis point higher rate paid on a $97.1 million larger average balance of interest-bearing deposits, partially offset by a decrease in interest expense on borrowings of $0.4 million for the nine months ended September 30, 2024 compared to the same period in 2023.

The overall cost of interest-bearing liabilities was 2.70% for the third quarter of 2024, an increase of 53 basis points from the 2.17% for the third quarter of 2023.  The cost of funds increased 45 basis points to 2.08% for the third quarter of 2024 from 1.63% for the third quarter of 2023. The FTE yield on interest-earning assets was 4.68% for the third quarter of 2024, an increase of 50 basis points from the 4.18% for the third quarter of 2023.  The Company’s FTE (non-GAAP measurement) net interest spread was 1.98% for the third quarter of 2024, a decrease of 3 basis points from the 2.01% recorded for the third quarter of 2023.  FTE net interest margin increased to 2.70% for the three months ended September 30, 2024 from 2.63% for the same 2023 period due to allocation of better performing interest earning assets, which led to a 7 basis point margin improvement. In the third quarter of 2024, management continued to re-invest cash flow into more effective interest earning assets, such as the commercial loan portfolio. As a result, the Company experienced an increase in FTE adjusted net interest income of $0.9 million from $15.3 million to $16.2 million, or 6%, for the three months ended September 30, 2023 and 2024, respectively.

The overall cost of interest-bearing liabilities was 2.60% for the nine months ended September 30, 2024 compared to 1.79% for the nine months ended September 30, 2023.  The cost of funds increased 66 basis points to 1.99% for the nine months ended September 30, 2024 from 1.33% for the same period of 2023. The FTE yield on interest-earning assets was 4.59% for the nine months ended September 30, 2024, an increase of 47 basis points from the 4.12% for year-to-date September 30, 2023.  The Company’s FTE (non-GAAP measurement) net interest spread was 1.99% for the nine months ended September 30, 2024, a decrease of 34 basis points from the 2.33% recorded for the same period of 2023.  FTE net interest margin decreased by 16 basis points to 2.70% for the nine months ended September 30, 2024 from 2.86% for the same 2023 period due to the increase in rates paid on interest-bearing liabilities growing at a faster pace than the yields on interest-earning assets.

The table that follows presents the quarterly ratios for yield on interest-earning assets, net interest margin and net interest spread for the periods indicated:

	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023
Yield on interest-earning assets (FTE) (non-GAAP)	4.68%	4.58%	4.52%	4.36%	4.18%
Net interest spread (FTE) (non-GAAP)	1.98%	2.00%	2.01%	2.00%	2.01%
Net interest margin (FTE) (non-GAAP)	2.70%	2.71%	2.69%	2.66%	2.63%

For the remainder of 2024, the Company currently expects to operate in a moderately declining interest rate environment that is expected to continue into the fourth quarter and into fiscal year 2025. Management is primarily reliant on the Federal Open Market Committee's statements and forecast. For the nine months ended September 30, 2024 compared to September 30, 2023, the Company’s net interest income performance has been reduced due to asset yields being outpaced by higher cost of funds, compressing net interest spread. For the three months ended September 30, 2024 compared to September 30, 2023, the Company experienced an increase in net interest income due to redeployment of assets into more effective interest earning assets, partially offset by the continued increase in cost of funds. In September 2024, the FOMC decreased the federal funds rate by 50 basis points, which did not have much of an impact on improving net interest margin as of quarter end. In November 2024, the FOMC decreased the fed funds rate another 25 basis points. Consensus economic forecasts are expecting small declines between 25 to 50 basis points through the end of 2024, with at least another 100 basis points during 2025. The Company does not expect to see improvement in net interest margin in the immediate effect, as rates on interest bearing deposits will take time to match the decreasing rate environment. For the remainder of 2024 and into fiscal year 2025, the Company currently maintains a loan pipeline which is expected to grow the loan portfolio funded by utilizing excess cash holdings and will plan to borrow in the event cash is depleted and there is not enough deposit growth to fund loan growth. The focus remains to manage margin compression by restructuring the balance sheet, being proactive with loan pricing and managing deposit costs to maintain a reasonable spread.

The Company’s cost of interest-bearing liabilities was 2.70% and 2.60% for the three and nine months ended September 30, 2024, respectively, compared to 2.17% and 1.79% for the same 2023 periods. The increase in interest paid on deposits contributed to the higher cost of interest-bearing liabilities. The FOMC is expected to decrease the federal funds rate throughout the remainder of 2024, but the Company may continue to experience pressure to maintain higher rates on interest-bearing deposits due to the competitive nature of deposits in our market area. To help mitigate any impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships and generate new loan volumes.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated. Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for September 30, 2024 and 2023 to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments. This treatment allows a uniform comparison among yields on interest-earning assets. Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for credit losses. Home equity lines of credit (HELOC) are included in the residential real estate category since they are secured by real estate. Net deferred loan cost amortization of $0.2 million and $0.3 million during the third quarters of 2024 and 2023, respectively, and $0.7 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively, are included in interest income from loans. Merchants Bank of Bangor and Landmark Community Bank loan fair value purchase accounting adjustments of $0.3 million and $0.5 million are included in interest income from loans and $1 thousand and $7 thousand reduced interest expense on deposits and borrowings for the three months ended September 30, 2024 and 2023. Merchants Bank of Bangor and Landmark Community Bank loan fair value purchase accounting adjustments of $1.2 million and $2.0 million are included in interest income from loans and $6 thousand and $27 thousand reduced interest expense on deposits and borrowings for the nine months ended September 30, 2024 and 2023. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Residual values for direct finance leases are included in the average balances for consumer loans.

	Three months ended
(dollars in thousands)	September 30, 2024			September 30, 2023
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$15,975	$216	5.38%	$9,278	$60	2.57%
Restricted investments in bank stock	3,965	88	8.82	3,763	59	6.24
Investments:
Agency - GSE	113,276	408	1.43	112,089	407	1.44
MBS - GSE residential	212,094	1,014	1.91	234,792	1,054	1.78
State and municipal (nontaxable)	192,716	1,519	3.14	230,129	1,658	2.86
State and municipal (taxable)	86,184	443	2.04	86,029	444	2.05
Total investments	604,270	3,384	2.23	663,039	3,563	2.13
Loans and leases:
C&I and CRE (taxable)	852,980	13,574	6.33	779,406	11,575	5.89
C&I and CRE (nontaxable)	128,392	1,666	5.16	89,290	930	4.13
Consumer	204,849	2,672	5.19	235,411	2,617	4.41
Residential real estate	577,033	6,474	4.46	536,304	5,574	4.12
Total loans and leases	1,763,254	24,386	5.50	1,640,411	20,696	5.01
Total interest-earning assets	2,387,464	28,074	4.68%	2,316,490	24,378	4.18%
Non-interest earning assets	113,081			91,845
Total assets	$2,500,545			$2,408,336

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$652,583	$3,858	2.35%	$664,391	$3,269	1.95%
Savings and clubs	193,550	149	0.31	214,078	166	0.31
MMDA	567,695	4,317	3.03	537,334	3,609	2.66
Certificates of deposit	288,359	2,973	4.10	191,990	1,444	2.98
Total interest-bearing deposits	1,702,187	11,297	2.64	1,607,793	8,488	2.09
Secured borrowings	6,429	101	6.24	7,470	123	6.53
Short-term borrowings	37,220	470	5.02	37,595	428	4.51
Total interest-bearing liabilities	1,745,836	11,868	2.70%	1,652,858	9,039	2.17%
Non-interest bearing deposits	522,826			548,682
Non-interest bearing liabilities	33,089			29,638
Total liabilities	2,301,751			2,231,178
Shareholders' equity	198,794			177,158
Total liabilities and shareholders' equity	$2,500,545			$2,408,336
Net interest income - FTE		$16,206			$15,339

Net interest spread			1.98%			2.01%
Net interest margin			2.70%			2.63%
Cost of funds			2.08%			1.63%

	Nine months ended
(dollars in thousands)	September 30, 2024			September 30, 2023
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$25,434	$1,032	5.42%	$7,548	$212	3.76%
Restricted investments in bank stock	3,961	244	8.24	4,332	240	7.41
Investments:
Agency - GSE	112,977	1,222	1.44	112,267	1,224	1.46
MBS - GSE residential	217,795	3,150	1.93	241,628	3,232	1.79
State and municipal (nontaxable)	193,249	4,581	3.17	233,105	5,066	2.91
State and municipal (taxable)	86,144	1,329	2.06	86,032	1,335	2.08
Total investments	610,165	10,282	2.25	673,032	10,857	2.16
Loans and leases:
C&I and CRE (taxable)	818,244	38,201	6.24	766,197	33,146	5.78
C&I and CRE (nontaxable)	125,047	4,737	5.06	100,873	3,112	4.13
Consumer	213,206	7,931	4.97	236,984	7,630	4.30
Residential real estate	566,159	18,808	4.44	521,251	15,984	4.10
Total loans and leases	1,722,656	69,677	5.40	1,625,305	59,872	4.93
Total interest-earning assets	2,362,216	81,235	4.59%	2,310,217	71,181	4.12%
Non-interest earning assets	107,411			94,883
Total assets	$2,469,627			$2,405,100

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$658,609	$11,416	2.32%	$652,409	$7,013	1.44%
Savings and clubs	197,953	458	0.31	223,750	506	0.30
MMDA	546,330	11,829	2.89	532,786	9,138	2.29
Certificates of deposit	270,551	7,994	3.95	167,371	3,056	2.44
Total interest-bearing deposits	1,673,443	31,697	2.53	1,576,316	19,713	1.67
Secured borrowings	7,009	342	6.51	7,515	352	6.26
Short-term borrowings	39,873	1,433	4.80	50,322	1,784	4.74
Total interest-bearing liabilities	1,720,325	33,472	2.60%	1,634,153	21,849	1.79%
Non-interest bearing deposits	524,238			567,487
Non-interest bearing liabilities	32,089			29,590
Total liabilities	2,276,652			2,231,230
Shareholders' equity	192,975			173,870
Total liabilities and shareholders' equity	$2,469,627			$2,405,100
Net interest income - FTE		$47,763			$49,332

Net interest spread			1.99%			2.33%
Net interest margin			2.70%			2.86%
Cost of funds			1.99%			1.33%

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

	Nine months ended September 30,
(dollars in thousands)	2024 compared to 2023			2023 compared to 2022
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$691	$129	$820	$(655)	$403	$(252)
Restricted investments in bank stock	(21)	25	4	35	85	120
Investments:
Agency - GSE	8	(11)	(3)	(63)	(21)	(84)
MBS - GSE residential	(331)	250	(81)	(353)	168	(185)
State and municipal	(635)	401	(234)	(464)	(146)	(610)
Total investments	(958)	640	(317)	(880)	1	(879)
Loans and leases:
Residential real estate	1,444	1,379	2,823	1,957	2,248	4,205
C&I and CRE	3,283	3,055	6,338	1,550	5,313	6,863
Consumer	(810)	1,111	301	792	768	1,560
Total loans and leases	3,917	5,545	9,462	4,299	8,329	12,628
Total interest income	3,628	6,339	9,965	2,799	8,818	11,617

Interest expense:
Deposits:
Interest-bearing checking	67	4,336	4,403	(142)	5,626	5,484
Savings and clubs	(59)	11	(48)	(11)	405	394
Money market	239	2,452	2,691	70	7,722	7,792
Certificates of deposit	2,468	2,470	4,938	128	2,594	2,722
Total deposits	2,715	9,269	11,984	45	16,347	16,392
Secured borrowings	(24)	14	(10)	(25)	268	243
Overnight borrowings	(374)	23	(351)	1,781	2	1,783
Total interest expense	2,317	9,306	11,623	1,801	16,617	18,418
Net interest income	$1,311	$(2,967)	$(1,656)	$998	$(7,799)	$(6,801)

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

For the three months ended September 30, 2024, the provision for credit losses on loans was $0.7 million and provision for credit losses on unfunded loan commitments was $0.1 million. For the three months ended September 30, 2024, the provision for credit losses on loans increased $0.2 million compared to the three months ended September 30, 2023 due to growth in the loan portfolio of $67.0 million in the third quarter of 2024 compared to growth of $16.1 million in the same quarter of 2023, specifically in the commercial loan portfolio. For the three months ended September 30, 2024, the provision for credit losses on unfunded loan commitments increased $0.4 million compared to the three months ended September 30, 2023 due to a higher growth in unfunded loan commitments, specifically commercial construction commitments.

For the nine months ended September 30, 2024, the provision for credit losses on loans was $1.1 million and the provision for credit losses on unfunded loan commitments was $0.2 million. For the nine months ended September 30, 2024, the provision for credit losses on loans decreased $0.3 million compared to the nine months ended September 30, 2023 due to a reduction in net charge-offs. For the nine months ended September 30, 2024, the provision for credit losses on unfunded loan commitments increased $0.3 million compared to the nine months ended September 30, 2023 due to a higher growth in unfunded loan commitments, specifically commercial construction commitments.

The provision for credit losses derives from the reserve required from the allowance for credit losses calculation. The Company continued provisioning for nine months ended September 30, 2024 to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for credit losses, see “Allowance for credit losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

Total non-interest income increased $0.7 million, or 15%, to $5.0 million for the third quarter of 2024 compared to $4.3 million for the third quarter of 2023. The increase in non-interest income was primarily attributable to an additional $0.1 in million service charges on commercial loans, $0.1 million in higher fees from trust fiduciary activities, $0.1 million more in financial services revenue, and fees from commercial loans with interest rate hedges which increased $0.1 million.

Total non-interest income for the nine months ended September 30, 2024 was $14.2 million, an increase of $0.8 million, or 7%, from $13.4 million for the nine months ended September 30, 2023.  The increase was primarily due to $0.5 million in additional trust fiduciary fees and $0.2 million higher fees from financial services.  During the first nine months of 2023, the Company recorded a $0.1 million write-down associated with a branch closure reducing non-interest income. In the third quarter of 2023, the Company received $0.3 million in recoveries from acquired charged-off loans, offsetting the increase in other income. Additionally, the Company experienced a decrease of $0.2 million in fees from commercial loans with interest rate hedges compared to the first nine months of 2023.

Operating expenses

Non-interest expenses increased $1.0 million, or 8%, for the third quarter of 2024 to $13.8 million from $12.8 million for the same quarter of 2023. The increase in non-interest expenses was primarily due to $0.9 million higher salaries and benefits expense from higher salaries related to new hires and banker incentives. There were also increases in professional services of $0.1 million and PA shares tax of $0.1 million.

Non-interest expenses increased to $41.1 million for the nine months ended September 30, 2024, an increase of $2.0 million, or 5%, from $39.1 million for the nine months ended September 30, 2023.  The increase in non-interest expenses was primarily due to the $2.0 million increase in salaries and benefits expense coupled with increases in professional fees of $0.3 million and PA shares tax of $0.3 million for the nine months ended September 30, 2024 compared to the same period in 2023. The increases were partially offset by $0.4 million less in fraud losses and $0.2 million less advertising and marketing expenses.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, were 1.46% and 1.43% for the nine months ended September 30, 2024 and 2023. The expense ratio increased because of higher non-interest expenses. The efficiency ratio (non-GAAP) increased from 62.33% at September 30, 2023 to 66.44% at September 30, 2024 due to non-interest expenses increasing as net interest income declined. For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

Provision for income taxes

The provision for income taxes decreased $0.2 million during the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to lower income before taxes. The Company's effective tax rate was 13.1% at September 30, 2024 compared to 11.9% at September 30, 2023. The difference between the effective rate and the enacted statutory corporate rate of 21% is due mostly to the effect of tax-exempt income in relation to the level of pre-tax income. The increase in the effective tax rate was primarily due to less in tax credits during 2024.

Comparison of financial condition at

 September 30, 2024 and December 31, 2023

Overview

The Company’s total assets had a balance of $2.6 billion as of September 30, 2024, an increase of $0.1 billion, from $2.5 billion as of December 31, 2023. The increase primarily resulted from $107.9 million in growth in the loans and leases portfolio during the nine months ended September 30, 2024. Cash and cash equivalents increased $8.2 million and the investment portfolio decreased by $8.5 million. The decline in the investment portfolio was primarily due to $16.7 million in paydowns partially offset by an $8.4 million increase in market value of available-for-sale securities. As of September 30, 2024, the market value of held-to-maturity securities also increased by $6.0 million compared to December 31, 2023, with $22.2 million in unrealized losses. During the same time period, total liabilities increased $95.0 million, or 4%. Deposit growth of $184.1 million was utilized to pay down $92.0 million in short-term borrowings and fund growth in the loan portfolio.

Funds Deployed:

Investment securities

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM). To date, management has not purchased any securities for trading purposes. Some of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them. The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions. Debt securities AFS are carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported separately within shareholders’ equity as a component of accumulated other comprehensive income (AOCI). Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity. For the nine months ended September 30, 2024, AOCI increased by $8.0 million primarily due to the change in fair value of the Company's investment securities.

As of September 30, 2024, the carrying value of held-to-maturity securities was $225.4 million, net of $14.3 million in remaining transferred discount.

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

During September 2023, the Company entered into a $100 million interest rate swap with a third-party financial institution to limit the risk to the investment portfolio of rising interest rates. The interest rate swap was designated as a fair value hedge and utilized a pay fixed interest rate swap to hedge the change in fair value attributable to the movement in the Secured Overnight Financing Rate ("SOFR"). The Company designated $50 million of the swap's notional balance as a hedge against the closed portfolio of 20-year mortgage-backed securities and $50 million as a hedge against the closed portfolio of tax-free municipal bonds. As of September 30, 2024, the Company recorded the fair value of the swap of $2.3 million in accrued interest payable and other liabilities on the consolidated balance sheet offset by a $2.3 million increase to the carrying value of designated investment securities.

As of September 30, 2024, the carrying value of investment securities amounted to $559.8 million, or 21% of total assets, compared to $568.3 million, or 23% of total assets, as of December 31, 2023. On September 30, 2024, 33% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations. The mortgage-backed securities portfolio includes only pass-through bonds issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association (GNMA).

The Company’s municipal (obligations of states and political subdivisions) portfolio is comprised of tax-free municipal bonds with a carrying value of $189.2 million ($168.5 million including the remaining net unrealized loss transferred on HTM securities) and taxable municipal bonds with a carrying value of $89.4 million ($97.5 million including the remaining net unrealized loss transferred on HTM securities). The overall credit ratings of these municipal bonds were as follows: 37% AAA, 61% AA, and 1% A. For municipal securities HTM, the Company utilized a third-party model to analyze whether a credit loss reserve is needed for these bonds. The amount of the credit loss reserve calculated was immaterial because of the underlying strong credit quality of the municipal portfolio.

During the first nine months of 2024, the carrying value of total investments decreased $8.5 million, or 1%. The decline was primarily due to principal reductions totaling $17.5 million, partially offset by an increase in the unrealized loss position of $8.4 million in the AFS portfolio. The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company. Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile, to the extent possible.

A comparison of investment securities at September 30, 2024 and December 31, 2023 is as follows:

	September 30, 2024				December 31, 2023
(dollars in thousands)	Amount	%	Book yield	Reprice term (years)	Amount	%	Book yield	Reprice term (years)
HTM securities:
Obligations of states & political subdivisions - tax exempt	$83,528	14.9%	2.1%	20.1	$83,483	14.8%	2.1%	20.8
Obligations of states & political subdivisions - taxable	59,640	10.7	2.1	10.6	59,368	10.4	2.1	11.3
Agency - GSE	82,205	14.7	1.4	5.7	81,382	14.3	1.4	6.4
Total HTM securities	$225,373	40.3%	1.8%	12.3	$224,233	39.5%	1.8%	13.1
AFS debt securities:
MBS - GSE residential	$183,093	32.7%	1.8%	5.6	$193,698	34.1%	1.8%	6.0
Obligations of states & political subdivisions - tax exempt	98,507	17.6	2.4	12.3	99,323	17.5	2.4	11.7
Obligations of states & political subdivisions - taxable	24,275	4.3	1.6	4.9	23,474	4.1	1.6	5.6
Agency - GSE	28,571	5.1	1.2	3.5	27,545	4.8	1.2	4.3
Total AFS debt securities	$334,446	59.7%	1.9%	7.3	$344,040	60.5%	1.9%	7.4
Total securities	$559,819	100.0%	1.9%	9.3	$568,273	100.0%	1.9%	9.6

The investment securities portfolio contained no private label mortgage-backed securities, collateralized mortgage obligations, collateralized debt obligations, or trust preferred securities. The portfolio had no adjustable-rate instruments as of September 30, 2024 and December 31, 2023.

Investment securities were comprised of AFS and HTM securities as of September 30, 2024 and December 31, 2023. The AFS securities were recorded with a net unrealized loss of $43.2 million and a net unrealized loss of $51.6 million as of September 30, 2024 and December 31, 2023, respectively. Of the $8.4 million net increase; $5.5 million was attributable to mortgage-backed securities, $2.0 million was attributable to municipal securities, and $1.0 million was attributable to agency securities. The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve. Generally, the values of debt securities move in the opposite direction of the changes in interest rates. As interest rates along the treasury yield curve rise, especially at the intermediate and long end, the values of debt securities tend to decline. Whether or not the value of the Company’s investment portfolio will change above or below its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio. Management does not consider the reduction in value attributable to changes in credit quality. Correspondingly, when interest rates decline, the market values of the Company’s debt securities portfolio could be subject to market value increases.

As of September 30, 2024, the Company had $294.5 million in public deposits, or 13% of total deposits. Pennsylvania state law requires the Company to maintain pledged securities on public and trust deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers. The Company also pledges securities for derivative instruments and certain borrowed funds. As of September 30, 2024, the balance of pledged securities required was $362.2 million, or 65% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether credit losses on debt securities exist. Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security has credit losses. If a decline in value is deemed to be a credit loss, a contra-asset is recorded on both HTM and AFS securities, limited by the amount that the fair value is less than the amortized cost basis. During the nine months ended September 30, 2024, the Company did not incur any credit losses on debt securities from its investment securities portfolio.

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

Restricted investments in bank stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh. Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level. In addition, the Company earns a return or dividend based on the amount invested. Atlantic Community Bankers Bank (ACBB) stock totaled $82 thousand as of September 30, 2024 and December 31, 2023. The balance in FHLB stock was $3.9 million and $3.8 million as of September 30, 2024 and December 31, 2023, respectively.  The dividends received from the FHLB totaled $227 thousand and $229 thousand for the nine months ended September 30, 2024 and 2023, respectively.

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

As of September 30, 2024 and December 31, 2023, loans HFS consisted of residential mortgages with carrying amounts of $1.8 million and $1.5 million, respectively, which approximated their fair values. During the nine months ended September 30, 2024, residential mortgage loans with principal balances of $44.7 million were sold into the secondary market and the Company recognized net gains of $0.8 million, compared to $37.9 million and $0.7 million, respectively, during the nine months ended September 30, 2023.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster relationships. At September 30, 2024 and December 31, 2023, the servicing portfolio balance of sold residential mortgage loans was $490.9 million and $477.7 million, respectively, with mortgage servicing rights of $1.4 million and $1.5 million for the same periods, respectively.

Loans and leases

As of September 30, 2024, the Company had gross loans and leases totaling $1.8 billion, an increase of $108.6 million, or 6%, compared to $1.7 billion at December 31, 2023.

During the nine months ended September 30, 2024, the growth in the portfolio was primarily attributed to a $113.4 million increase in the commercial portfolio due to the origination of two commercial & industrial loans to two unrelated borrowers totaling $11 million; an origination to a single municipal borrower totaling $15 million; the origination of  five commercial real estate non-owner occupied loans to five different borrowers totaling $39 million;  the origination of  two commercial real estate owner occupied loans to two different borrowers totaling $19 million; the origination of  four commercial construction loans to three different borrowers totaling $10 million;  and  general portfolio growth. The Company also experienced a $18.1 million increase in the residential portfolio, the result of a higher percentage of adjustable-rate mortgages recorded as held-for-investment during this period. This growth was offset by the $22.9 million reduction in the consumer portfolio attributed to a strategic reduction in the auto portfolio.

As management continues to identify ways to optimize the Company’s balance sheet, the focus is to lend in areas that provide better risk-adjusted returns and improved opportunities to deepen relationships with our customers. This could result in a change in the composition of the loan portfolio in future periods.

The composition of the loan portfolio at September 30, 2024 and December 31, 2023 is summarized as follows:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Amount	%	Amount	%
Commercial and industrial:
Commercial	$168,633	9.4%	$152,640	9.0%
Municipal	113,362	6.3	94,724	5.6
Commercial real estate:
Non-owner occupied	382,097	21.3	337,671	20.0
Owner occupied	296,201	16.6	278,293	16.5
Construction	56,273	3.1	39,823	2.4
Consumer:
Home equity installment	54,618	3.0	56,640	3.4
Home equity line of credit	57,387	3.2	52,348	3.1
Auto loans - Recourse	11,485	0.6	10,756	0.6
Auto loans - Non-recourse	83,905	4.7	112,595	6.7
Direct finance leases	28,591	1.6	33,601	2.0
Other	23,524	1.3	16,500	1.0
Residential:
Real estate	490,442	27.3	465,010	27.5
Construction	29,208	1.6	36,536	2.2
Gross loans	1,795,726	100.0%	1,687,137	100.0%
Less:
Allowance for credit losses	(19,630)		(18,806)
Unearned lease revenue	(1,940)		(2,039)
Net loans	$1,774,156		$1,666,292

Loans held-for-sale	$1,762		$1,457

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

Commercial & industrial (C&I) and commercial real estate (CRE)

As of September 30, 2024, the commercial portfolio increased by $113 million, or 13%, to $1.0 billion compared to the December 31, 2023 balance of $0.9 billion. The increase was due to growth of $35 million in commercial and industrial loans and growth of $78 million in commercial real estate loans.

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

For the nine months ended September 30, 2024, commercial and industrial (non-municipal) loans increased $16.0 million, or 10%, from $152.6 million at December 31, 2023 to $168.6 million at September 30, 2024, which was due to the origination of two commercial & industrial loans to two unrelated borrowers totaling $11 million along with originations and advances outpacing scheduled payments and curtailments.

Municipal loans are secured by the full faith and credit of respective local government units located in the Commonwealth of Pennsylvania authorized in accordance with the Local Government Unit Debt Act. These loans have a long history of performance within contractual terms with no defaults noted.

For the nine months ended September 30, 2024, municipal loans increased $18.6 million, or 20%, from $94.7 million on December 31, 2023, to $113.3 million at September 30, 2024 which was attributed to the origination of a Tax Anticipation Note to a single municipal borrower totaling $15 million and general portfolio growth.

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

For the nine months ended September 30, 2024, owner occupied commercial real estate loans increased $17.9 million, or 6%, from $278.3 million on December 31, 2023, to $296.2 million at September 30, 2024, which was attributed to the origination of two commercial real estate owner occupied loans to two different borrowers totaling $19 million.

Owner occupied commercial real estate loans rely on income generated from the respective owners’ businesses. Therefore, underwriting on owner occupied CRE loans emphasizes the owner’s cash flow and financial conditions while the real estate typically represents the owners' primary business location. Since cash flows from operations are the primary source of repayment for owner-occupied commercial real estate loans, this segment has a different risk profile than non-owner occupied lending.

The Company maintains a well-diversified non-owner occupied commercial real estate portfolio with no material concentration to any property type. The chart below describes the purpose for the types of exposure contained within the loan portfolio for non-owner-occupied commercial real estate loans at September 30, 2024:

	September 30, 2024
(dollars in thousands)	Amount	%
Commercial real estate non-owner occupied:
1-4 Family	$45,481	11.90%
Multifamily	46,299	12.12%
Industrial	53,561	14.02%
Mixed Use	43,182	11.30%
Retail	64,836	16.97%
Land	17,543	4.59%
Special Purpose	29,219	7.65%
Hotel	29,757	7.79%
Office	52,219	13.66%
Total	$382,097	100.00%

For the nine months ended September 30, 2024, non-owner occupied commercial real estate loans increased $44.4 million, or 13%, from $337.7 million on December 31, 2023, to $382.1 million on September 30, 2024. The largest contributor to the increase was five loans to unrelated borrowers originated totaling $39 million, all with loan-to-value limits within adherence of the Company's policy.

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

In the table above, office space comprised $52.2 million and special purpose comprised $29.2 million in potential exposure, respectively. The office segment mainly has suburban medical and suburban professional third-party tenants. The special purpose segment included self-storage facilities, assisted living facilities, nursing homes, and parking garages.

Construction lending consists of commercial and residential site development loans, as well as commercial building construction and residential housing construction loans. Management prefers lending to well-established developers with a proven track record and strong business and guaranteed with owners’ personal financial conditions. As of September 30, 2024, the commercial construction portfolio of $56.3 million consisted of $46.9 million, or 83%, of non-owner-occupied loans and $9.4 million, or 17%, of owner-occupied loans.

For the nine months ended September 30, 2024, commercial construction loans increased $16.5 million, or 41%, from $39.8 million on December 31, 2023 to $56.3 million at September 30, 2024. This increase was attributed to $14.1 million in commercial construction commitments originated during the year and $13.9 million in advances during the year on commercial construction loan availability booked prior to December 31, 2023. These advances were partially offset by $0.4 million of paydowns/payoffs and $11.1 million in projects that stabilized and were converted to owner and non-owner commercial real estate loans during the nine months ended September 30, 2024.

Consumer

The consumer loan portfolio consisted of home equity installment, home equity line of credit, non-recourse auto loans, recourse auto loans, direct finance leases and other consumer loans.

As of September 30, 2024, the total consumer loan portfolio decreased by $22.9 million, or 8%, to $259.5 million compared to the December 31, 2023 balance of $282.4 million, primarily due to a management strategic determination to reduce the indirect auto portfolio totaling $28 million resulting from payoffs/paydowns with minimal originations. Offsetting the reduction in the indirect auto portfolio was growth of $5 million in the HELOC portfolio due to a sales campaign done during the year and growth of $7 million in the other consumer portfolio due to $6 million in personal loans purchased from Banker Healthcare Group (BHG) during the year along with general portfolio growth. For the remainder of 2024, the Company expects maturities of approximately $6.7 million in the dealer portfolio with minimal originations.

Residential

As of September 30, 2024, the residential loan portfolio increased by $18.1 million, or 4%, to $519.6 million compared to the December 31, 2023 balance of $501.5 million. The increase was due to a shift from mortgage loans sold in the secondary market to loans held-for-investment, primarily jumbo mortgages with rates fixed for 5, 7 or 10 years with adjustable rates thereafter.

The residential loan portfolio consisted primarily of held-for-investment residential loans for primary residences, including approximately $393 million in fixed-rate and $97 million in adjustable-rate mortgages as of September 30, 2024.

The Company considers its portfolio segmentation, including the real estate secured portfolio, to be reasonably diversified. The banking industry is affected by general economic conditions including, among other things, the effects of real estate values. The Company ensures that its mortgage lending adheres to standards of secondary market compliance. Furthermore, the Company’s credit function strives to mitigate the negative impact of economic conditions by maintaining strict underwriting principles for all loan types.

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

A control related to the allowance is the Company’s Special Assets Committee. This committee meets quarterly, and the applicable lenders discuss each relationship under review and reach a consensus on the appropriate estimated loss amount, if applicable, based on current accounting guidance. The Special Assets Committee’s focus is on ensuring the pertinent facts are considered regarding not only loans considered for specific reserves, but also the collectability of loans that may be past due in payment. The assessment process also includes the review of all loans on a non-accruing basis as well as a review of certain loans to which the lenders or the Company’s Credit Administration function have assigned a criticized or classified risk rating.

The following tables set forth the activity in the allowance for credit losses and certain key ratios for the period indicated:

(dollars in thousands)	As of and for the nine months ended September 30, 2024		As of and for the twelve months ended December 31, 2023		As of and for the nine months ended September 30, 2023

Balance at beginning of period	$18,806		$17,149		$17,149

Charge-offs:
Commercial and industrial	(253)		(320)		(320)
Commercial real estate	(132)		(91)		(92)
Consumer	(312)		(463)		(349)
Residential	-		-		-
Total	(697)		(874)		(761)

Recoveries:
Commercial and industrial	7		57		23
Commercial real estate	335		44		44
Consumer	59		165		148
Residential	45		30		30
Total	446		296		245
Net charge-offs	(251)		(578)		(516)
Impact of adopting ASC 326	-		618		618
Initial allowance on loans purchased with credit deterioration	-		126		126
Provision for credit losses on loans	1,075		1,491		1,380
Balance at end of period	$19,630		$18,806		$18,757

Allowance for credit losses to total loans	1.09%		1.12%		1.14%
Net charge-offs to average total loans outstanding (annualized)	0.02%		0.04%		0.04%
Average total loans	$1,722,655		$1,635,286		$1,625,305
Loans 30 - 89 days past due and accruing	$3,948		$4,487		$2,044
Loans 90 days or more past due and accruing	$66		$14		$275
Non-accrual loans	$7,078		$3,308		$3,005
Allowance for credit losses to non-accrual loans	2.77	x	5.69	x	6.24	x
Allowance for credit losses to non-performing loans	2.75	x	5.66	x	5.72	x

For the nine months ended September 30, 2024, the allowance increased $0.8 million, or 4%, to $19.6 million from $18.8 million on December 31, 2023. The increase in the allowance was based on the provisioning of $1.1 million partially offset by net charge-offs of $0.3 million.

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

Key loss driver assumptions used in the allowance estimate included the median Federal Open Market Committee (FOMC) National Gross Domestic Product (GDP) and unemployment rate forecasts, the Federal Housing Finance Agency (FHFA) House Price Index (HPI), prepayment and curtailment rates, and estimated remaining loan lives. Although key loss driver assumptions used in the ACL estimate remained largely stable from the estimate as of December 31, 2023 to the estimate as of September 30, 2024, the ACL on absolute terms increased based on growth in the loan and lease portfolio and changes in the composition of the portfolio along with slower prepayment and curtailment rates offset by more favorable economic forecasts.

Qualitative factors for the ACL estimate as of September 30, 2024 saw a general decrease compared to the prior quarter based on reduction in the qualitative factor for the effect of other external factors on estimated credit losses for all pools based on strong third party assessments of the Company’s asset quality.

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

(dollars in thousands)	For the nine months ended September 30, 2024	% of Total Net Charge-offs	For the nine months ended September 30, 2023	% of Total Net Charge-offs
Net charge-offs
Commercial and industrial	$(246)	98%	$(297)	58%
Commercial real estate	203	(81)	(48)	9
Consumer	(253)	101	(201)	39
Residential	45	(18)	30	(6)
Total net charge-offs	$(251)	100%	$(516)	100%

For the nine months ended September 30, 2024, net charge-offs against the allowance totaled $251 thousand compared with net charge-offs of $516 thousand for the nine months ended September 30, 2023, representing a $265 thousand, or 51%, decrease due to two recoveries from two commercial real estate borrowers totaling $304 thousand and a $40 thousand recovery from a single residential borrower. Net charge-offs declined as a percentage of the total loan portfolio at 0.02% for the nine months ended September 30, 2024 compared to 0.04% for the nine months ended September 30, 2023.

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

	September 30, 2024			December 31, 2023			September 30, 2023
		% of	Category		% of	Category		% of	Category
		Total	% of		Total	% of		Total	% of
(dollars in thousands)	Allowance	Allowance	Loans	Allowance	Allowance	Loans	Allowance	Allowance	Loans
Category
Commercial real estate	$9,069	46%	41%	$8,835	47%	39%	$8,799	47%	39%
Commercial and industrial	2,544	13	16	1,850	10	15	1,866	10	14
Consumer	2,346	12	14	2,391	13	16	2,135	11	17
Residential real estate	5,639	29	29	5,694	30	30	5,933	32	30
Unallocated	32	-	-	36	-	-	24	-	-
Total	$19,630	100%	100%	$18,806	100%	100%	$18,757	100%	100%

As of September 30, 2024, the commercial real estate loan portfolio comprised 46% of the total allowance for credit losses, down 1 percentage point from December 31, 2023. As of September 30, 2024, the commercial real estate loan portfolio was 41% of the total loan and lease portfolio indicative of a higher relative reserve, which is attributed to the longer average duration and inherent risk of the portfolio.

As of September 30, 2024, the commercial and industrial portfolio, comprised 13% of the total allowance for credit losses, up 3 percentage point from December 31, 2023. As of September 30, 2024, the commercial and industrial portfolio was 16% of the total loan and lease portfolio indicative of a lower relative reserve, which is attributed to the shorter average duration of this portfolio and lower relative risk, specifically from the municipal portfolio.

As of September 30, 2024, the consumer portfolio, comprised 12% of the total allowance for credit losses, down 1 percentage point from December 31, 2023. As of September 30, 2024, the consumer portfolio is 14% of the total loan and lease portfolio indicative of a lower relative reserve, which is attributed to the shorter average duration of this portfolio and lower relative risk, specifically from the indirect recourse and direct finance lease portfolios.

As of September 30, 2024, the residential portfolio comprised 29% of the total allowance for credit losses, down 1 percentage point from December 31, 2023. As of September 30, 2024, the residential portfolio is 29% of the total loan and lease portfolio indicative of a reserve that is proportionally representative of the loan portfolio.

As of September 30, 2024, the unallocated reserve, representing the portion of the allowance not specifically identified with a loan or groups of loans, was less than 1% of the total allowance for credit losses, unchanged from December 31, 2023.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, other real estate owned (ORE) and repossessed assets.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	September 30, 2024	December 31, 2023	September 30, 2023

Loans past due 90 days or more and accruing	$66	$14	$275
Non-accrual loans	7,078	3,308	3,005
Total non-performing loans	7,144	3,322	3,280
Other real estate owned and repossessed assets	440	1	87
Total non-performing assets	$7,584	$3,323	$3,367

Total loans, including loans held-for-sale	$1,795,548	$1,686,555	$1,647,553
Total assets	$2,615,933	$2,503,159	$2,476,820
Non-accrual loans to total loans	0.39%	0.20%	0.18%
Non-performing loans to total loans	0.40%	0.20%	0.20%
Non-performing assets to total assets	0.29%	0.13%	0.14%

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

Non-performing assets represented 0.29% of total assets at September 30, 2024 compared with 0.13% at December 31, 2023. The increase resulted from a $4.3 million, or 128%, increase in non-performing assets, specifically non-accrual loans, which increased due to $2.9 million in loans to a single commercial borrower added to non-accrual, a $0.4 million commercial real estate non-owner-occupied loan added to non-accrual, and a $0.3 million residential real estate loan added to non-accrual during the year.

On September 30, 2024, there were a total of 35 non-accrual loans to 29 unrelated borrowers with balances that ranged from less than $1 thousand to $2.6 million, or $7.1 million in the aggregate. On December 31, 2023, there were a total of 32 non-accrual loans to 26 unrelated borrowers with balances that ranged from less than $1 thousand to $1.3 million, or $3.3 million in the aggregate.

Loans past due 90 days or more accruing totaled $66 thousand, which was comprised of three direct finance leases and one recourse auto loan as of September 30, 2024, compared to one direct finance lease totaling $14 thousand as of December 31, 2023. All loans were well secured and in the process of collection.

The Company seeks payments from all past due customers through an aggressive customer communication process. Unless well-secured and in the process of collection, past due loans will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

The composition of non-performing loans as of September 30, 2024 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial:
Commercial	$168,633	$-	$2,843	$2,843	1.69%
Municipal	113,362	-	-	-	-
Commercial real estate:
Non-owner occupied	382,097	-	426	426	0.11%
Owner occupied	296,201	-	2,615	2,615	0.88%
Construction	56,273	-	-	-	-
Consumer:
Home equity installment	54,618	-	51	51	0.09%
Home equity line of credit	57,387	-	500	500	0.87%
Auto loans-Recourse	11,485	8	-	8	0.07%
Auto loans-Non Recourse	83,905	-	4	4	0.00%
Direct finance leases *	26,651	58	-	58	0.22%
Other	23,524	-	20	20	0.09%
Residential:
Real estate	490,442	-	619	619	0.13%
Construction	29,208	-	-	-	-
Loans held-for-sale	1,762	-	-	-	-
Total	$1,795,548	$66	$7,078	$7,144	0.40%

*Net of unearned lease revenue of $1.9 million.

Payments received from non-accrual loans are recognized on a cost recovery method. Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. If the non-accrual loans that were outstanding as of September 30, 2024 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $265 thousand.

Foreclosedassets held-for-sale

From December 31, 2023 to September 30, 2024, foreclosed assets held-for-sale (ORE) increased from $1 thousand to $430 thousand, a $429 thousand increase, which was attributed to the addition of four properties to two borrowers totaling $649 thousand, which were added to ORE during 2024. These additions were offset by the sale of one commercial property totaling $1 thousand and addition and subsequent sale of one commercial property totaling $219 thousand.

The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$1	1	$168	2

Additions	649	4	86	1
Pay downs	-	-	-	-
Write downs	-	-	-	-
Transfers	-	-	(253)	(2)
Sold	(220)	(2)	-	-
Balance at end of period	$430	3	$1	1

As of September 30, 2024, the Company had three properties totaling $430 thousand, which were all under agreement of sale.

As of September 30, 2024, the Company had one other repossessed asset totaling $10 thousand which was a vehicle that is to be sold. As of December 31, 2023, the Company had no other repossessed assets.

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

Premises and equipment

Net of depreciation, premises and equipment increased $1.8 million during the first nine months of 2024. The Company purchased $1.2 million in fixed assets and added $2.9 million in construction in process during the first nine months of 2024. These increases were offset by $1.8 million in depreciation expense and assets totaling $0.5 million that were transferred to other assets. The Company opened a new branch in Wilkes-Barre in 2023. The Company opened a new Easton Branch in July 2024. The Company has substantially completed the remodeling of the Main Branch located in Dunmore, PA. The Company is in process of corporate headquarters construction which may continue to increase construction in process and is evaluating its branch network looking for consolidation that makes sense for more efficient operations.

As of September 30, 2024, the Company incurred $5.7 million in costs for the corporate headquarters building in downtown Scranton and currently estimates, based on available information, that remaining costs could range from $19 million to $22 million. This range estimate may expand because it is subject to supply chain issues, commodities and labor pricing, results of final planning, and because of the renovation of the historic building requiring upgrades to meet current codes and system enhancements. On December 23, 2020, the Commonwealth of Pennsylvania authorized the release of $2.0 million in Redevelopment Assistance Capital Program (RACP) funding for the Company’s headquarters project in Lackawanna County. On December 2, 2021, the Company announced it would be receiving an additional $2.0 million in RACP funding in support of the project. On November 1, 2024, the Company announced it would be receiving an additional $5.0 million in RACP funding in support of the project. The $9.0 million in total RACP grant funds will be allocated to the renovation and rehabilitation of the historic Scranton electric building. The historic nature of this building has qualified the Company for an estimated $4.1 million in state and federal historic tax credits. The project is expected to be completed in the middle of 2026.

Other assets

During the first nine months of 2024, the $2.0 million decrease in other assets was due mostly to a $1.4 million decrease in deferred tax assets.

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

The following table represents the components of deposits as of the date indicated:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$698,392	29.8%	$710,094	32.9%
Savings and clubs	190,802	8.1	203,446	9.4
Money market	594,486	25.4	495,773	23.0
Certificates of deposit	309,116	13.2	212,969	9.9
Total interest-bearing	1,792,796	76.5	1,622,282	75.2
Non-interest bearing	549,710	23.5	536,143	24.8
Total deposits	$2,342,506	100.0%	$2,158,425	100.0%

Total deposits increased $184.1 million, or 9%, to $2.3 billion at September 30, 2024 from $2.2 billion at December 31, 2023. Money market accounts increased $98.7 million primarily due to an increase in business and personal account balances and transfers of funds from checking and savings accounts. During the first nine months of 2024, two accounts to one public customer with a balance of $12.2 million at the end of 2023 were transferred from non-interest bearing to interest-bearing checking accounts. Excluding the transfer, non-interest bearing checking accounts would have increased $25.8 million due to an increase in business checking balances. Savings decreased $12.6 million during the first nine months of 2024. This decline is due to increased spending and shifts to higher rate CDs and money market accounts. Interest-bearing checking accounts decreased $11.7 million despite the purchase of $30 million in Insured Cash Sweep (ICS) one-way buy deposits at the end of the third quarter of 2024 primarily due to one relationship that transferred approximately $45 million from interest-bearing checking accounts to CDs. The Company focuses on obtaining a full-banking relationship with existing core operating checking account customers as well as forming new customer relationships. The Company will continue to execute on its relationship development strategy, explore the demographics within its marketplace and develop targeted programs for its customers to maintain and grow core deposits. For 2023 and 2024, the Company experienced deposit balance declines as clients transferred their deposits to investments to earn higher interest and pay down debts along with increased consumer spending. We currently expect this trend of cash usage, due to the impact of inflation on consumer and business spending and deposit mix shifts caused by the highly competitive interest rate environment, to continue throughout the remainder of 2024. This will begin to be offset by the decreasing rate environment which began in the third quarter of 2024 and is expected to continue through 2025 as noted in the general section above. Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset future deposit growth.

Offsetting these non-maturing deposit decreases, CDs increased $96.1 million, or 45%, as of September 30, 2024. One relationship transferred approximately $45 million from interest-bearing checking accounts to Company uses the Certificate of Deposit Account Registry Service (CDARS). The Company expects the highly competitive deposit environment to continue with a need for promotional money market and CDs to attract new funds. For the remainder of 2024, the Company expects the majority of deposit growth to be in the money market and CD portfolio.

The CDARS reciprocal program and ICS reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000. The Company had $46.6 million and $1.4 million in CDARS as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, ICS reciprocal deposits represented $123.2 million and $151.4 million, or 5% and 7%, of total deposits which are included in interest-bearing checking accounts in the table above. As of September 30, 2024, the Company also purchased $30.0 million from the ICS one-way buy program which is included in interest-bearing checking accounts.

As of September 30, 2024, total uninsured deposits were estimated to be $926.8 million, or 40% of total deposits. The estimate of uninsured deposits is based on the same methodologies and assumptions used for regulatory reporting requirements. The Company aggregates deposit products by taxpayer identification number and classifies into ownership categories to estimate amounts over the FDIC insurance limit. As of September 30, 2024, the ratio of uninsured and non-collateralized deposits to total deposits was $592.0 million, or 25%. Collateralized deposits totaled $334.8 million, or 14%, of total deposits as of September 30, 2024.

The maturity distribution of certificates of deposit that meet or exceed the FDIC limit, by account, at September 30, 2024 is as follows:

(dollars in thousands)
Three months or less	$18,970
More than three months to six months	37,639
More than six months to twelve months	41,880
More than twelve months	1,144
Total	$99,633

Approximately 17% of the CDs, with a weighted-average interest rate of 3.91%, are scheduled to mature in 2024 and an additional 80%, with a weighted-average interest rate of 4.41%, are scheduled to mature in 2025. Renewing CDs are currently expected to re-price to lower market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products. The Company continues to address maturing CDs on a relationship pricing basis, with both CD retention and promotional programs and a rate match when prudent to maintain relationships. Current CD retention is over 80%. The Company will continue to develop CD retention and promotional programs when the Company deems that it is economically feasible to do so or when demand exists. The Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Short-term borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under advances from the FHLB of Pittsburgh, Federal Reserve Bank discount window, and other correspondent banks for asset growth and liquidity needs.

Short-term borrowings may include overnight balances with FHLB's line of credit and/or correspondent bank’s federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations. The Company used $25.0 million in short-term borrowings to fund loan growth as of September 30, 2024. As of September 30, 2024, the short-term borrowings were comprised of $25.0 million borrowed through the Federal Reserve Bank Term Funding Program (BTFP) up to one year with a rate of 4.76% by pledging $26.5 million in securities. During the fourth quarter of 2024, the Compaid used excess cash to pay off the BTFP. As of September 30, 2024, the Company had the ability to borrow an additional $150.7 million from the Federal Reserve borrower-in-custody program, full availability of $150.0 million in overnight borrowings with the FHLB open-repo line of credit and $20.0 million from lines of credit with correspondent banks.

Secured borrowings

As of September 30, 2024, the Company had 5 secured borrowing agreements with third parties with a carrying value of $6.3 million compared to 8 secured borrowing agreements with third parties with a carrying value of $7.4 million, related to certain sold loan participations that did not qualify for sales treatment acquired from Landmark Community Bank. Secured borrowings are expected to decrease throughout 2024 from scheduled amortization and, when possible, early pay-offs.

FHLB advances

The Company had no FHLB advances as of September 30, 2024 and December 31, 2023. As of September 30, 2024, the Company had the ability to borrow up to $704.4 million from the FHLB, net of any overnight borrowings utilized. The Company does not expect to have any FHLB advances for the remainder of 2024.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO in gauging the effects of interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At September 30, 2024, the Company maintained a one-year cumulative gap of positive (asset sensitive) $21.8 million, or 0.8%, of total assets. The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates. Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at September 30, 2024:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$83,867	$-	$-	$36,302	$120,169
Investment securities (1)(2)	6,378	21,228	64,041	472,116	563,763
Loans and leases (2)	447,546	231,868	449,096	647,408	1,775,918
Fixed and other assets	-	57,672	-	98,411	156,083
Total assets	$537,791	$310,768	$513,137	$1,254,237	$2,615,933
Total cumulative assets	$537,791	$848,559	$1,361,696	$2,615,933

Non-interest-bearing transaction deposits (3)	$12,426	37,279	99,412	400,593	$549,710
Interest-bearing transaction deposits (3)	491,141	64,752	170,095	757,692	1,483,680
Certificates of deposit	52,149	243,332	10,321	3,314	309,116
Secured borrowings	44	-	-	6,279	6,323
Short-term borrowings	25,000	-	-	-	25,000
Other liabilities	-	-	-	34,843	34,843
Total liabilities	$580,760	$345,363	$279,828	$1,202,721	$2,408,672
Total cumulative liabilities	$580,760	$926,123	$1,205,951	$2,408,672

Interest sensitivity gap	$(42,969)	$(34,595)	$233,309	$51,516
Cumulative gap	$(42,969)	$(77,564)	$155,745	$207,261

Off-balance sheet:
Swap - portfolio hedge	$100,000	$-	$(100,000)	$-
Cumulative gap	$57,031	$22,436	$155,745	$207,261

Cumulative gap to total assets	2.2%	0.9%	6.0%	7.9%
(1)	Includes restricted investments in bank stock and the net unrealized gains/losses on available-for-sale securities.
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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at September 30, 2024 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the September 30, 2024 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	(0.9)%	(6.2)%
Net income	(1.2)	(15.5)
Economic value at risk:
Economic value of equity	(8.4)	(5.5)
Economic value of equity as a percent of total assets	(0.7)	(0.5)

In the scenarios in the above table, the Board-approved policy has the following guidelines: net interest income within +/- 10%, net income within +/- 25%, economic value of equity within +/- 25%, economic value of equity as a percent of total assets within +/-5%.

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At September 30, 2024, the Company’s risk-based capital ratio was 14.56%.

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

The table below summarizes estimated changes in net interest income over a twelve-month period beginning October 1, 2024, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+300 basis points	$72,703	$(2,037)	(2.7)%
+200 basis points	74,101	(639)	(0.9)%
+100 basis points	75,395	655	0.9%
Flat rate	74,740	-	-%
-100 basis points	72,312	(2,428)	(3.2)%
-200 basis points	70,132	(4,608)	(6.2)%
-300 basis points	68,172	(6,568)	(8.8)%

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee. As of September 30, 2024, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the nine months ended September 30, 2024, the Company grew cash and cash equivalents by $8.2 million. During the period, the Company’s operations provided approximately $23.1 million mostly from $47.9 million of net cash inflow from the components of net interest income partially offset by net non-interest expense/income related payments of $23.0 million and $3.1 million of tax payments. Cash inflow from interest-earning assets, deposit growth and loan payments were used to fund the loan portfolio, pay down short-term borrowings, invest in bank premises and equipment and make net dividend payments. The Company received a large amount of public deposits over the past few years. The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities. Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs. As of September 30, 2024, the Company had $170.0 million in unpledged securities.

During the fourth quarter of 2024, the Company paid off $25 million borrowed from the Federal Reserve Bank Term Funding Program using excess cash balances. The payoff freed up $26.5 million in pledged securities.

During 2021 and 2022, the Company also experienced deposit inflow resulting from businesses and municipalities that received relief from the CARES Act, American Rescue Plan Act ("ARPA") and other government stimulus. There is uncertainty about the length of time that these deposits will remain which could require the Company to maintain elevated cash balances.  During the first nine months of 2024, the Company experienced an outflow of $18.3 million in ARPA funds, or approximately 59% of the balance of these funds from the end of 2023. As of September 30, 2024, the Company has approximately $12.5 million in remaining ARPA balances. The Company will continue to monitor deposit fluctuations for other significant changes.

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

Lending commitments include commitments to originate loans and commitments to fund unused lines of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Unfunded commitments of existing loan facilities totaled $463.8 million, standby letters of credit totaled $29.7 million and the level of uninsured and non-collateralized deposits was $592.0 million at September 30, 2024. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As of September 30, 2024, the Company maintained $120.2 million in cash and cash equivalents and $336.2 million of investments AFS and loans HFS. Also as of September 30, 2024, the Company had approximately $704.4 million available borrowing capacity from the FHLB, $20.0 million from correspondent banks, $150.7 million from the FRB, and $345.1 million from the IntraFi Network One-Way Buy program. The combined total of

$1.7 billion represented 64% of total assets at September 30, 2024. Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the nine months ended September 30, 2024, total shareholders' equity increased $17.8 million, or 9%, due principally to $15.0 million in net income added into retained earnings and a $8.0 million after tax decrease in the net unrealized loss position in the Company’s investment portfolio. Capital was further enhanced by $0.1 million from the issuance of common stock through the DRP, $0.3 million from investments in the Company’s common stock via the Employee Stock Purchase Plan (ESPP) and $1.1 million from stock-based compensation expense from the ESPP and restricted stock. Partially offsetting these increases, there were $6.6 million of cash dividends declared on the Company’s common stock. The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 44.2% for the nine months ended September 30, 2024. The balance of earnings is retained to further strengthen the Company’s capital position.

As of September 30, 2024, the Company reported a net unrealized loss position of $48.5 million, net of tax, from the securities portfolio compared to a net unrealized loss of $56.5 million as of December 31, 2023. The $8.0 million increase to accumulated other comprehensive income during first nine months of 2024 was primarily from the $6.6 million decrease in net unrealized losses on AFS securities. Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and market conditions, and not in the creditworthiness of the issuers.

Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline. While volatility has existed in the yield curve within the past twelve months, a declining rate environment has begun in the third quarter of 2024 into fiscal year 2025, the Company expects pricing in the bond portfolio to improve. There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.

The tangible common equity (TCE) ratio (non-GAAP) was 7.19% and 5.89% for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024 and 2023, the held-to-maturity securities portfolio had $17.5 million and $36.2 million in unrealized losses, net of deferred taxes. If the TCE ratio was adjusted to include the unrealized losses on held-to-maturity securities, the adjusted TCE ratio (non-GAAP) would have been 6.52% and 4.41% at September 30, 2024 and 2023, respectively. See reconciliation on page 37.

To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans. The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants. During the first nine months of 2024, the Company re-issued treasury shares to fulfill the needs of the DRP. Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%. As of September 30, 2024 and December 31, 2023, the Bank exceeded all capital adequacy requirements to which it was subject.

The following table depicts the actual and required capital and related capital ratios of the Company, on a consolidated basis, and the Bank as of September 30, 2024 and December 31, 2023. No amounts were deducted from capital for interest-rate risk in either 2024 or 2023.

			Minimum for capital adequacy purposes				Minimum for capital adequacy purposes with capital conservation buffer*		Minimum to be well capitalized under prompt corrective action provisions
	Actual
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of September 30, 2024

Total capital (to risk-weighted assets)
Consolidated	$255,936	14.6%	≥	$140,618	8.0%	≥	$184,561	10.5%		N/A	N/A
Bank	$254,457	14.5%	≥	$140,601	8.0%	≥	$184,539	10.5%	≥	$175,751	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$235,137	13.4%	≥	$79,097	4.5%	≥	$123,040	7.0%		N/A	N/A
Bank	$233,657	13.3%	≥	$79,088	4.5%	≥	$123,026	7.0%	≥	$114,238	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$235,137	13.4%	≥	$105,463	6.0%	≥	$149,406	8.5%		N/A	N/A
Bank	$233,657	13.3%	≥	$105,451	6.0%	≥	$149,389	8.5%	≥	$140,601	8.0%

Tier I capital (to average assets)
Consolidated	$235,137	9.3%	≥	$101,186	4.0%	≥	$101,186	4.0%		N/A	N/A
Bank	$233,657	9.2%	≥	$101,179	4.0%	≥	$101,179	4.0%	≥	$126,474	5.0%

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of December 31, 2023

Total capital (to risk-weighted assets)
Consolidated	$246,120	14.7%	≥	$134,255	8.0%	≥	$176,209	10.5%		N/A	N/A
Bank	$244,562	14.6%	≥	$134,238	8.0%	≥	$176,187	10.5%	≥	$167,797	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$225,135	13.4%	≥	$75,518	4.5%	≥	$117,473	7.0%		N/A	N/A
Bank	$223,576	13.3%	≥	$75,509	4.5%	≥	$117,458	7.0%	≥	$109,068	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$225,135	13.4%	≥	$100,691	6.0%	≥	$142,646	8.5%		N/A	N/A
Bank	$223,576	13.3%	≥	$100,678	6.0%	≥	$142,628	8.5%	≥	$134,268	8.0%

Tier I capital (to average assets)
Consolidated	$225,135	9.2%	≥	$98,465	4.0%	≥	$98,465	4.0%		N/A	N/A
Bank	$223,576	9.1%	≥	$98,457	4.0%	≥	$98,457	4.0%	≥	$123,071	5.0%

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2023 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended September 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, is formatted in Inline XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023; Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023; Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2024 and 2023; Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023  and the Notes to the Consolidated Financial Statements. **

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Fidelity D & D Bancorp, Inc.

Date: November 12, 2024	/s/ Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: November 12, 2024	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer