Form 10-K
period 2024-12-31
FIDELITY D & D BANCORP INC
filed 2025-03-13
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on the attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was $209.2 million as of June 30, 2024, based on the closing price of $43.80. The number of shares of common stock outstanding as of February 28, 2024 was 5,767,515.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be used in connection with the 2025 Annual Meeting of Shareholders are incorporated herein by reference in partial response to Part III.

Fidelity D & D Bancorp, Inc.
2024 Annual Report on Form 10-K

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

The Bank has offered a full range of traditional banking services since it commenced operations in 1903. The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services. A full list of services provided by the Bank is detailed in the section entitled “Products and Services” contained within the 2024 Annual Report to Shareholders, incorporated by reference. As of June 30, 2024, the Company had 15.70% of Lackawanna County’s total deposit market share ranking 2nd  in total deposits, 6.14% of Luzerne County’s total deposit market share ranking 8 th in total deposits, and 7.12% of Northampton County’s total deposit market share ranking 6 th in total deposits.

The banking business is highly competitive, and the success and profitability of the Company depends principally on its ability to compete in its market area. Competition includes, among other sources: local community banks; regional banks; national banks; credit unions; insurance companies; money market funds; mutual funds; small loan companies and other financial services companies. The Company has been able to compete effectively with other financial institutions by emphasizing customer service enhanced by local decision making. These efforts enable the Company to establish long-term customer relationships and build customer loyalty by providing products and services designed to address their specific needs.

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

During 2024, the national unemployment rate rose to 4.1% compared to 3.7% at the end of 2023. The unemployment rates in the Company’s local statistical markets, Scranton-Wilkes-Barre-Hazleton and Allentown-Bethlehem-Easton, increased to 3.8% and 3.4%, respectively, from 3.5% and 3.3%, respectively, at the end of 2023. The local economy has been volatile in recent years and generally lags the national market trends. The Company’s credit function strives to mitigate the negative impact of economic conditions by maintaining disciplined underwriting principles for commercial and consumer lending and ensuring that home mortgage underwriting adheres to the standards of secondary market makers. These types of business activities involve a number of risks. Refer to Item 1A, “Risk Factors” for material risks and uncertainties that management believes affect the Company.

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

Demographics

As of December 31, 2024, the Company employed 320 bankers within its network located in Northeast and Lehigh Valley, Pennsylvania. The Company employed 31 part-time bankers and 289 full-time bankers. Employment levels are aligned with the needs of the business.

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

In addition to benefit packages, the Company offers paid time off, as it is an important part of balancing a fulfilling work and personal life.  Bankers have opportunities to earn additional days off through various programs.

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

The Company’s profitability depends significantly on economic conditions in the Commonwealth of Pennsylvania and the markets in which it conducts business.

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

The Company relies heavily on communications, information and technology systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems or result in corruption, loss or compromise of confidential corporate or customer data. The risks are greater if the issue is extensive, long-lasting, or results in financial losses to its customers. Such failures, interruptions or breaches in security may arise from events such as severe weather, acts of vandalism, telecommunications outages, human error, or cyber-attacks.

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

Governmental bodies have implemented laws and are considering further regulation of AI (including machine learning), which could negatively impact its ability to use and develop AI. The Company is unable to predict how application of existing laws, including federal and state privacy and data protection laws, and adoption of new laws and regulations applicable to AI will affect it but it is likely that compliance with such laws and regulations will increase its compliance costs, and such increase may be substantial and adversely affect its results of operations. Furthermore, its use of Generative AI and other forms of AI may expose us to risks relating to intellectual property ownership and licensing rights, including copyright of Generative AI and other AI output as these issues have not been fully interpreted by federal courts or been fully addressed by federal or state legislation or regulations.

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

Notwithstanding the Company's defensive measures and processes, the threat posed by cyber-attacks is extremely serious. The Company may not be successful in preventing or mitigating all cybersecurity incidents that could have a material adverse effect on the Company. While the Company has not, to date, detected a significant compromise, significant data loss, or any material financial loss related to cybersecurity attacks, our internal systems and those of our customers and third-party service providers are under constant threat. It is possible that the Company could experience a future significant cybersecurity event. The Company expects risks and exposures related to cybersecurity attacks to remain high for the foreseeable future. For further discussion of risks related to cybersecurity, see "Item 1A Risk Factors."

ITEM 2:  PROPERTIES

As of December 31, 2024, the Company and the Bank operated 21 full-service banking offices, of which eleven were owned and ten were leased. The Pittston branch property is subject to a lease with a company of which director, William J. Joyce, Sr., is a partner. With the exception of the Pittston branch, none of the lessors of the properties leased by the Company are affiliated with the Company and all of the properties are located in the Commonwealth of Pennsylvania. The Company is headquartered at its owner-occupied main branch located on the corner of Blakely and Drinker Streets in Dunmore, PA. Executive and administrative, commercial lending, trust and asset management services are located at the Main Branch. The Company also operates a financial center in downtown Scranton, PA. Executive, mortgage and consumer lending, finance, operations and a full-service call center are located in this building. During 2022, the Company purchased the Scranton Electric Building for a future corporate headquarters in Scranton, PA, which is in the process to be placed on the National Register of Historic Places.  Demolition of non-historical interior improvements is complete and the planned remodeling is underway, with the expected completion ready for 2026, see premises and equipemt discussion within Item 7. We believe each of our facilities is suitable and adequate to meet our current operational needs and intended purposes.

The Company also operates a wealth management office in Minersville, PA under a short-term lease agreement.

Additionally, the Company has a limited production office in Scranton, PA that is currently leased for certain commercial lenders and credit department employees.

The Company acquired a leased building in Scranton from the merger with Landmark Community Bank. The branch in the building was closed in September 2021 and the building was converted into a training center during 2022.

Foreclosed assets held-for-sale includes other real estate owned (ORE). The Company had three ORE property as of December 31, 2024. Upon possession, foreclosed properties are recorded on the Company’s balance sheet at the lower of cost or fair value. For a further discussion of ORE properties, see “Foreclosed assets held-for-sale”, located in the comparison of financial condition section of managements’ discussion and analysis.

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

The Company had approximately 1,585 shareholders at December 31, 2024 and 1,592 shareholders as of February 28, 2025. The number of shareholders is the actual number of distinct shareholders of record. Each security depository is considered a single shareholder for purposes of determining the approximate number of shareholders.

Performance graph

The following graph and table compare the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the Russell 3000 and KBW NASDAQ Bank index (the KBW NASDAQ index) for the period of five fiscal years commencing January 1, 2020, and ending December 31, 2024. The graph illustrates the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2019, in each of: the Company’s common stock, the Russell 3000 and the KBW NASDAQ index. As of December 31, 2024, the KBW NASDAQ index consisted of 24 banks. A listing of the banks that comprise the KBW NASDAQ index can be found on the Company’s website at www.bankatfidelity.com and then on the bottom of the page clicking on, Investor Relations, Stock Info, The KBW NASDAQ Bank index in the drop-down menu. All cumulative total returns are computed assuming the reinvestment of dividends into the applicable securities. The shareholder return shown on the graph and table below is not necessarily indicative of future performance:

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Fidelity D & D Bancorp, Inc.	100.00	105.93	99.37	81.94	104.00	90.24
Russell 3000 Index	100.00	120.89	151.91	122.73	154.59	191.39
KBW NASDAQ Bank Index	100.00	89.69	124.06	97.52	96.65	132.60

ITEM 6:  [Reserved]

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Critical accounting estimates

The presentation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for credit losses. Management believes that the allowance for credit losses at December 31, 2024 is adequate and reasonable to cover expected losses. Given the subjective nature of identifying and estimating loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount. While management uses available information to recognize losses on loans, changes in economic conditions and reasonable and supportable forecasts may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

All significant accounting policies are contained in Note 1, “Nature of Operations and Summary of Significant Accounting Policies”, within the notes to consolidated financial statements and incorporated by reference in Part II, Item 8.

The following discussion and analysis presents the significant changes in the financial condition and in the results of operations of the Company as of December 31, 2024 and 2023 and for each of the years then ended. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report.

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be considered supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% as of December 31, 2024 and 2023.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

(dollars in thousands)	2024	2023
Interest income (GAAP)	$107,022	$93,835
Adjustment to FTE	3,036	2,850
Interest income adjusted to FTE (non-GAAP)	110,058	96,685
Interest expense (GAAP)	45,157	31,788
Net interest income adjusted to FTE (non-GAAP)	$64,901	$64,897

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income less gain/(loss) on sales of securities. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

(dollars in thousands)	2024	2023
Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$55,541	$51,870

Net interest income (GAAP)	61,865	62,047
Plus: taxable equivalent adjustment	3,036	2,850
Non-interest income (GAAP)	19,013	11,405
Less: (Loss) gain on sales of securities	-	(6,468)
Net interest income (FTE) plus adjusted non-interest income (non-GAAP)	$83,914	$82,770
Efficiency ratio (non-GAAP)	66.19%	62.67%

The following table provides a reconciliation of the tangible common equity (non-GAAP) and the calculation of tangible book value per share, tangible common equity ratio and adjusted tangible common equity ratio:

(dollars in thousands)	2024	2023
Tangible Book Value per Share (non-GAAP)
Total assets (GAAP)	$2,584,616	$2,503,159
Less: Intangible assets	(20,504)	(20,812)
Tangible assets	2,564,112	2,482,347
Total shareholders' equity (GAAP)	203,969	189,479
Less: Intangible assets	(20,504)	(20,812)
Tangible common equity	$183,465	$168,667

Common shares outstanding, end of period	5,736,252	5,703,636
Tangible Common Book Value per Share (non-GAAP)	$31.98	$29.57
Tangible Common Equity Ratio (non-GAAP)	7.16%	6.79%
Unrealized losses on held-to-maturity securities, net of tax	(24,640)	(21,375)
Adjusted tangible common equity ratio (non-GAAP)	6.19%	5.93%

The following tables provides a reconciliation of the Company’s earnings results under GAAP to comparative non-GAAP results excluding gain/loss on the sale of available-for-sale debt securities:

	2024
(dollars in thousands except per share data)	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share
Results of operations (GAAP)	$23,872	$3,078	$20,794	$3.60
Add: Loss (gain) on the sale of available-for-sale debt securities	-	-	-	-
Adjusted earnings (non-GAAP)	$23,872	$3,078	$20,794	$3.60

	2023
(dollars in thousands except per share data)	Income before income taxes	Provision for income taxes	Net income	Diluted earnings per share
Results of operations (GAAP)	$20,256	$2,046	$18,210	$3.19
Add: Loss (gain) on the sale of available-for-sale debt securities	6,468	1,358	5,110	0.89
Adjusted earnings (non-GAAP)	$26,724	$3,404	$23,320	$4.08

The following table provides a reconciliation of pre-provision net revenue (PPNR) to average assets (non-GAAP):

(dollars in thousands)	2024	2023
Pre-Provision Net Revenue to Average Assets
Income before taxes (GAAP)	$23,872	$20,256
Plus: Provision for credit losses	1,465	1,326
Total pre-provision net revenue (non-GAAP)	$25,337	$21,582

Average assets	$2,493,659	$2,405,096
Pre-Provision Net Revenue to Average Assets (non-GAAP)	1.02%	0.90%

Comparison of Financial Condition as of December 31, 2024

and 2023 and Results of Operations for each of the Years then Ended

Executive Summary

The Company generated $20.8 million in net income in 2024, or $3.60 diluted earnings per share, an increase of $2.6 million, or 14%, from $18.2 million, or $3.19 diluted earnings per share, in 2023. However, the Company’s net interest income performance has been reduced by asset yields being outpaced by the increases of rates paid on deposits. During 2024, federal funds rates remained steady from prior periods until the third quarter of the year. In September 2024, the Federal Open Market Committee (FOMC) decreased interest rates by 50 basis points, and in both November and December of 2024, the FOMC decreased interest rates by another 25 basis points. Currently, consensus economic forecasts are expecting declines between 25 to 50 basis points over the course of fiscal year 2025. The Company does not currently expect to see improvement in net interest margin until the second half of 2025, as rates on interest bearing deposits will take time to match the decreasing rate environment. For 2025, the Company currently maintains a loan pipeline which is expected to grow the loan portfolio funded by utilizing excess cash holdings and will plan to borrow in the event cash is depleted and there is not enough deposit growth to fund loan growth. The focus remains to manage margin enhancement by reallocating cash flow to focus growth on specific assets, being proactive with loan pricing and managing deposit costs to maintain a reasonable spread.

Nationally, the unemployment rate rose from 3.7% at December 31, 2023 to 4.1% at December 31, 2024. The unemployment rates in the Scranton - Wilkes-Barre - Hazleton (market area north) and the Allentown – Bethlehem - Easton (market area south) Metropolitan Statistical Areas (local) increased with both at a lower level than the national unemployment rate. According to the U.S. Bureau of Labor Statistics, the local unemployment rates at December 31, 2024 were 3.8% in the market area north and 3.4% in the market area south, respectively, an increase of 0.3 and 0.1 percentage points from the 3.5% and 3.3%, respectively, at December 31, 2023. The median home values in the Scranton-Wilkes-Barre-Hazleton metro and Allentown-Bethlehem-Easton metro each increased 7.0% and 5.4% from a year ago, according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, and values are expected to grow 1.8% and 2.8% in the next year. In light of these expectations, we believe the real estate values could continue to increase at these levels with the declining rate environment. Management will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

In 2024, the Company experienced an increase in net income partially due to the effects from deleveraging from the sale of securities in the fourth quarter of 2023. Due to volatility in the levels of borrowings during October 2023 and the increasing expected dependency on borrowing capacity from experiencing deposit fluctuations while funding loan growth, the Company evaluated a liquidity strategy to deleverage the reliance on short-term borrowings.  As a result of this evaluation, in November 2023, the Company sold certain available-for-sale securities with a carrying value of $35.6 million for a $6.5 million loss recognized in gain (loss) on sale of available-for-sale debt securities. The $29.1 million in proceeds received were used to pay down short-term borrowings that replenished available borrowing capacity at that time, while eliminating 425 basis points in negative spread as one means to improve future earnings.

For the years ended December 31, 2024 and 2023, tangible common book value per share (non-GAAP) was $31.98 and $29.57 (1), respectively, an increase of 8.2%. The increase in tangible book value was due primarily to an increase in retained earnings from net income. These non-GAAP measures should be reviewed in connection with the reconciliation of these non-GAAP ratios. See “Non-GAAP Financial Measures” located above within this management’s discussion and analysis.

During 2024, the Company’s assets grew by 3% primarily as a result of growth in the loan portfolio. In 2025, we expect total loans to increase and a decline in the investment portfolio due to cash flow being utilized to fund loan growth. The increase in the loan portfolio is expected to be funded primarily by cashflow produced from the investment portfolio and deposit growth, supplemented by short-term borrowings, when necessary. No long-term FHLB advances are currently expected to be used in 2025.

Non-performing assets represented 0.30% of total assets as of December 31, 2024, up from 0.13% at the prior year end. Non-performing assets to total assets were higher during 2024 mostly due to the percentage change of non-performing assets increasing to a greater extent compared to the growth in total assets.

(1) See non-GAAP financial measurements reconciliation on page 22.

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

During 2025, the Company currently expects to operate in a moderately declining interest rate environment throughout the year. Management is primarily reliant on the Federal Open Market Committee's statements and forecast. Management is aware the Company may continue to experience pressure to maintain higher rates on interest-bearing deposits due to the competitive nature of deposits in our market area. To help mitigate any impact of the imminent change to the economic landscape, the Company has successfully developed and will continue to strengthen its association with existing customers, develop new business relationships and generate new loan volumes. The Company’s net interest income performance has been reduced by asset yields being outpaced by higher cost of funds compressing net interest spread. For 2025, the Company currently expects to improve net interest margin compared to 2024.

Financial Condition

Consolidated assets increased $81.5 million, or 3%, to $2.6 billion as of December 31, 2024 from $2.5 billion as of December 31, 2023. The increase in assets was primarily due to loan portfolio growth. The Company reallocated assets and used deposits to fund loan growth.

The following table provides a comparison of condensed balance sheet data as of December 31:

(dollars in thousands)
Assets:	2024	%	2023	%
Cash and cash equivalents	$83,353	3.2%	$111,949	4.5%
Investment securities	557,221	21.6	568,273	22.7
Restricted investments in bank stock	3,961	0.2	3,905	0.2
Loans and leases, net (including loans HFS)	1,781,190	68.8	1,667,749	66.5
Bank premises and equipment	35,914	1.4	34,232	1.4
Life insurance cash surrender value	58,069	2.2	54,572	2.2
Other assets	64,908	2.6	62,479	2.5
Total assets	$2,584,616	100.0%	$2,503,159	100.0%

Liabilities:
Total deposits	$2,340,820	90.6%	$2,158,425	86.2%
Secured borrowings	6,266	0.2	7,372	0.3
Short-term borrowings	-	-	117,000	4.7
Other liabilities	33,561	1.3	30,883	1.2
Total liabilities	2,380,647	92.1	2,313,680	92.4
Shareholders' equity	203,969	7.9	189,479	7.6
Total liabilities and shareholders' equity	$2,584,616	100.0%	$2,503,159	100.0%

A comparison of net changes in selected balance sheet categories as of December 31, are as follows:

				Earning						Other		FHLB
(dollars in thousands)	Assets		%	assets*		%	Deposits		%	borrowings	%	advances	%

2024	$81,457	3		$73,355	3		$182,395	8		$(118,106)	(95)	$-	-
2023	124,787	5		100,726	5		(8,488)	-		103,813	505	-	-
2022	(40,732)	(2)		(35,954)	(2)		(2,952)	-		9,939	94	-	-
2021	719,594	42		682,812	43		660,360	44		10,620	100	(5,000)	(100)
2020	689,583	68		648,880	69		673,768	81		(37,839)	(100)	(10,000)	(67)

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

Funds Provided:

Deposits

The Company is a community-based commercial depository financial institution, member FDIC, which offers a variety of deposit products with varying ranges of interest rates and terms. Generally, deposits are obtained from consumers, businesses and public entities within the communities that surround the Company’s 21 branch offices and all deposits are insured by the FDIC up to the full extent permitted by law. Deposit products consist of transaction accounts including: savings; clubs; interest-bearing checking; money market; non-interest bearing checking (DDA). The Company also offers short- and long-term time deposits or certificates of deposit (CDs). CDs are deposits with stated maturities which can range from seven days to ten years. Cash flow from deposits is influenced by economic conditions, changes in the interest rate environment, pricing and competition. To determine interest rates on its deposit products, the Company considers local competition, spreads to earning-asset yields, liquidity position and rates charged for alternative sources of funding such as short-term borrowings and FHLB advances.

The following table represents the components of total deposits as of the date indicated:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$672,290	28.7%	$710,094	32.9%
Savings and clubs	189,534	8.1	203,446	9.4
Money market	606,161	25.9	495,773	23.0
Certificates of deposit	338,900	14.5	212,969	9.9
Total interest-bearing	1,806,885	77.2	1,622,282	75.2
Non-interest bearing	533,935	22.8	536,143	24.8
Total deposits	$2,340,820	100.0%	$2,158,425	100.0%

Total deposits increased $182.4 million, or 8%, to $2.3 billion as of December 31, 2024 from $2.2 billion as of December 31, 2023. CDs increased $125.9 million, or 59%, as of December 31, 2024 primarily due to promotional rates throughout the second half of 2024 and one relationship which transferred approximately $45 million from interest-bearing checking accounts to IntraFi's Certificate of Deposit Account Registry Service (CDARS). Money market accounts increased $110.4 million primarily driven by maintaining a highly competitive rate offer for both new accounts and retention of the product. During 2024, two accounts to one public customer with a balance of $12.2 million at the end of 2023 were transferred from non-interest bearing to interest-bearing checking accounts. Excluding the transfer, non-interest bearing checking accounts would have increased $10.0 million due to an increase in business checking balances. Despite the purchase of $24.6 million in Insured Cash Sweep (ICS) one-way buy deposits at the end of 2024, interest-bearing checking accounts decreased $37.8 million primarily due to the aforementioned transfer to CDARS; although, excluding the ICS one-way buy and the transfer to CDARS, interest-bearing checking would have grown $24.6 million. Savings and club accounts also decreased $13.9 million primarily due to personal savings declines and shifts to CDs and money market accounts, even though the number of accounts in each product grew throughout 2024. We currently expect this trend of cash usage, due to the impact of inflation on consumer and business spending and deposit mix shifts caused by the highly competitive interest rate environment, to continue through the first half of 2025, offset by new relationships and account growth. For 2024, the Company experienced average checking and savings account balance declines as clients transferred their deposits to investments to earn higher interest and pay down debts along with increased consumer spending. The Company focuses on obtaining a full-banking relationship with existing core operating checking account customers as well as forming new customer relationships. The Company will continue to execute its relationship development and client segment strategy, explore the demographics within its marketplace and develop targeted programs for its customers to maintain and grow core deposits. Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset future deposit growth. The Company will continue to closely monitor the competitive rate environment to align relationship retention and growth.

The Company utilizes the CDARS reciprocal program and the ICS reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000. The Company had $49.4 million and $1.4 million in CDARs as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, ICS reciprocal deposits represented $150.6 million and $151.4 million, or 6% and 7%, respectively, of total deposits which are included in interest-bearing checking accounts in the table above.

As of December 31, 2024, total uninsured deposits were estimated to be $883.6 million, or 38% of total deposits. The estimate of uninsured deposits is based on the same methodologies and assumptions used for regulatory reporting requirements. The Company aggregates deposit products by taxpayer identification number and classifies them into ownership categories to estimate amounts over the FDIC insurance limit. As of December 31, 2024, the total of uninsured and non-collateralized deposits to total deposits was $562.2 million, or 24% of deposits. Collateralized deposits totaled $321.4 million, or 14% of total deposits as of December 31, 2024.

The maturity distribution of certificates of deposit that meet or exceed the FDIC limit, by account, as of December 31, 2024 is as follows:

(dollars in thousands)
Three months or less	$37,695
More than three months to six months	28,885
More than six months to twelve months	41,594
More than twelve months	602
Total	$108,776

Approximately 96% of the CDs, with a weighted-average interest rate of 4.36%, are scheduled to mature in 2025 and an additional 2%, with a weighted-average interest rate of 1.20%, are scheduled to mature in 2026. Renewing CDs are currently expected to reprice to lower market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products. The Company continues to address maturing CDs on a relationship pricing basis, with both CD retention and promotional programs and a rate match when prudent to maintain relationships. For the fiscal year of 2024, CD retention is over 85%. The Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company. Additionally, the Company utilized IntraFi's ICS One-way buy to purchase $24.6 million at year-end 2024 compared to no balance at December 31, 2023.

Short-term borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

Short-term borrowings may include overnight balances with FHLB's line of credit and/or correspondent banks federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations. As of December 31, 2024, the Company did not use any short-term borrowings to fund loan growth. As of December 31, 2024, the Company had the ability to borrow $157.3 million from the Federal Reserve borrower-in-custody program, full availability of $150.0 million in overnight borrowings with the FHLB open-repo line of credit and $20.0 million from lines of credit with correspondent banks.

Information with respect to the Company’s short-term borrowings' maximum and average outstanding balances and interest rates are contained in Note 8, “Short-term Borrowings,” of the notes to consolidated financial statements incorporated by reference in Part II, Item 8.

Secured borrowings

As of December 31, 2024, the Company had 5 secured borrowing agreements with third parties with a carrying value of $6.2 million compared to 8 secured borrowing agreements with third parties with a carrying value of $7.4 million as of December 31, 2023, related to certain sold loan participations that did not qualify for sales treatment. Secured borrowings are expected to decrease throughout 2025 from scheduled amortization and, when possible, early pay-offs.

FHLB advances

The Company had no FHLB advances as of December 31, 2024 and 2023. As of December 31, 2024, the Company had the ability to borrow up to $733.2 million from the FHLB, net of any overnight borrowings utilized. The Company does not expect to have any FHLB advances in 2025.

Funds Deployed:

Investment Securities

The Company’s investment policy is designed to complement its lending activities, provide monthly cash flow, manage interest rate sensitivity and generate a favorable return without incurring excessive interest rate and credit risk while managing liquidity at acceptable levels. In establishing investment strategies, the Company considers its business, growth strategies or restructuring plans, the economic environment, the interest rate sensitivity position, the types of securities in its portfolio, permissible purchases, credit quality, maturity and re-pricing terms, call or average-life intervals and investment concentrations. The Company’s policy prescribes permissible investment categories that meet the policy standards and management is responsible for structuring and executing the specific investment purchases within these policy parameters. Management buys and sells investment securities periodically depending on market conditions, business trends, liquidity needs, capital levels and structuring strategies. Investment security purchases provide a way to quickly invest excess liquidity in order to generate additional earnings. The Company generally earns a positive interest spread by assuming interest rate risk using deposits or borrowings to purchase securities with longer maturities.

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM). To date, management has not purchased any securities for trading purposes. Some of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them. The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions. Debt securities designated as AFS are carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported within shareholders’ equity as a component of accumulated other comprehensive income (AOCI). Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity. For the year ended December 31, 2024, AOCI improved by $0.9 million primarily due to amortization of unrealized losses on securities transferred from AFS to HTM.

As of December 31, 2024, the carrying value of held-to-maturity securities was $225.8 million, net of $13.8 million in remaining transferred discount.

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

During September 2023, the Company entered into a $100 million interest rate swap with a third-party financial institution to limit the risk to the investment portfolio of rising interest rates. The interest rate swap was designated as a fair value hedge and utilized a pay fixed interest rate swap to hedge the change in fair value attributable to the movement in the Secured Overnight Financing Rate ("SOFR"). The Company designated $50 million of the swap's notional balance as a hedge against the closed portfolio of 20-year mortgage-backed securities and $50 million as a hedge against the closed portfolio of tax-free municipal bonds. As of December 31, 2024, the Company recorded the fair value of the swap as $1.0 million in accrued interest payable and other liabilities on the consolidated balance sheet offset by a $1.0 million increase to the carrying value of designated investment securities.

As of December 31, 2024, the carrying value of investment securities amounted to $557.2 million, or 22% of total assets, compared to $568.3 million, or 23% of total assets, as of December 31, 2023. On December 31, 2024, 33% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations. The mortgage-backed securities portfolio includes only pass-through bonds issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association (GNMA).

The Company’s municipal (obligations of states and political subdivisions) portfolio is comprised of tax-free municipal bonds with a book value of $198.6 million ($179.2 million including the remaining net unrealized loss transferred on HTM securities) and taxable municipal bonds with a book value of $91.6 million ($83.4 million including the remaining net unrealized loss transferred on HTM securities). The overall credit ratings of these municipal bonds was as follows: 37% AAA, 61% AA, and 1% A. For HTM municipal securities, the Company utilized a third-party model to analyze whether a credit loss reserve is needed for these bonds. The amount of the credit loss reserve calculated was immaterial because of the underlying strong credit quality of the municipal portfolio.

During 2024, the carrying value of total investments decreased $11.1 million, or 2%. The decline was primarily due to principal reductions totaling $22.8 million coupled with a $1.2 million decline in the unrealized loss position in the AFS portfolio. Partially offsetting these decreases was $15.4 million in purchase of MBS - GSE residential or mortgage-backed securities throughout 2024. The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company. Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile, to the extent possible.

A comparison of total investment securities as of December 31 follows:

	December 31, 2024				December 31, 2023
(dollars in thousands)	Amount	%	Book yield	Reprice term (years)	Amount	%	Book yield	Reprice term (years)
HTM securities:
Obligations of states & political subdivisions - tax exempt	$83,544	15.1%	2.1%	19.8	$83,483	14.8%	2.1%	20.8
Obligations of states & political subdivisions - taxable	59,734	10.7	2.1	10.3	59,368	10.4	2.1	11.3
Agency - GSE	82,486	14.7	1.4	5.4	81,382	14.3	1.4	6.4
Total HTM securities	$225,764	40.5%	1.8%	12.1	$224,233	39.5%	1.8%	13.1
AFS debt securities:
MBS - GSE residential	$183,999	33.0%	2.0%	5.9	$193,698	34.1%	1.8%	6.0
Obligations of states & political subdivisions - tax exempt	95,635	17.2	2.4	17.5	99,323	17.5	2.4	11.7
Obligations of states & political subdivisions - taxable	23,623	4.2	1.6	4.6	23,474	4.1	1.6	5.6
Agency - GSE	28,200	5.1	1.2	3.3	27,545	4.8	1.2	4.3
Total AFS debt securities	$331,457	59.5%	2.0%	8.9	$344,040	60.5%	1.9%	7.4
Total securities	$557,221	100.0%	2.0%	10.1	$568,273	100.0%	1.9%	9.6

The investment securities portfolio contained no private-label mortgage-backed securities, collateralized mortgage obligations, collateralized debt obligations, or trust-preferred securities. The portfolio had no adjustable-rate instruments as of December 31, 2024 and 2023.

The AFS securities were recorded with a net unrealized loss of $52.8 million and $51.6 million as of December 31, 2024 and 2023, respectively. Of the $1.2 million net decline: $1.3 million was attributable to mortgage-backed securities and $0.5 million was attributable to municipal securities. This decrease was offset by a $0.6 million improvement in agency securities. The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve. Generally, the values of debt securities move in the opposite direction of the changes in interest rates. As interest rates along the treasury yield curve rise, especially at the intermediate and long end, the values of debt securities tend to decline. Whether or not the value of the Company’s investment portfolio will change above or below its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio. Management does not consider the reduction in value attributable to changes in credit quality. Correspondingly, when interest rates decline, the market values of the Company’s debt securities portfolio could be subject to market value increases.

As of December 31, 2024, the Company had $287.1 million in public deposits, or 12% of total deposits. Pennsylvania state law requires the Company to maintain pledged securities on public and trust deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers. The Company also pledges securities for derivative instruments and certain borrowed funds. As of December 31, 2024, the balance of pledged securities required was $322.1 million, or 58% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether credit losses on debt securities exist. Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security has credit losses. If a decline in value is deemed to be a credit loss, a contra-asset is recorded on both HTM and AFS securities, limited by the amount that the fair value is less than the amortized cost basis. During the year ended December 31, 2024, the Company did not incur any credit losses on debt securities from its investment securities portfolio.

During January 2023 with the 10-year U.S. Treasury yield declining, $31.2 million of securities were sold yielding 3.62% (FTE yield of 4.33%) at a breakeven level. These proceeds were used to pay down FHLB overnight borrowings costing 4.80% at that time. Due to volatility in the levels of borrowings during October 2023 and the increasing expected dependency on borrowing capacity from experiencing deposit fluctuations while funding loan growth, the Company evaluated a liquidity strategy to deleverage the reliance on short-term borrowings. As a result of this evaluation, in November 2023, the Company sold longer term available-for-sale general market tax-free municipal securities with a carrying value of $35.6 million with a weighted average yield of 1.28% with a 13.5 year weighted average maturity as part of a liquidity and net interest margin enhancement strategy for a $6.5 million loss recognized in gain (loss) on sale of available-for-sale debt securities. The $29.1 million in proceeds received were used to retire short-term borrowings with a cost of approximately 5.50%. While the Company has ample funding sources available, management felt it prudent to create additional capacity for the borrowings over the near term should the banking industry again experience funding pressures.  In addition, since the municipal securities sold were purchased in a much lower-rate environment, there is an immediate improvement in net interest margin (NIM) of over 5 bps as a result of paying down the borrowing with the sale proceeds. The sale removes a 422 basis point negative spread and will contribute toward incrementally improving net interest income, earnings per share and NIM every year starting in 2024. The cost savings from paying down the advances with the sale of low yielding bonds will also allow the pre-tax loss of $6.5 million realized on the sale to be fully recouped prior to the term of the bonds sold.

Restricted investments in bank stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh. Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level. The balance in FHLB stock was $3.9 million and $3.8 million as of December 31, 2024 and 2023, respectively. The dividends received from the FHLB totaled $304 thousand and $298 thousand for the years ended December 31, 2024 and 2023, respectively. In addition, the Company earns a return or dividend based on the amount invested. Atlantic Community Bankers Bank (ACBB) stock totaled $82 thousand as of December 31, 2024 and 2023.

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

As of December 31, 2024 and 2023, loans HFS consisted of residential mortgages with carrying amounts of $2.1 million and $1.5 million, respectively, which approximated their fair values. During the year ended December 31, 2024, residential mortgage loans with principal balances of $59.3 million were sold into the secondary market and the Company recognized net gains of $1.0 million, compared to $52.0 million and $0.9 million, respectively, during the year ended December 31, 2023.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster relationships. As of  December 31, 2024 and 2023, the servicing portfolio balance of sold residential mortgage loans was $495.4 million and $477.7 million, respectively, with mortgage servicing rights of $1.3 million and $1.5 million for the same periods, respectively.

Loans and leases

As of December 31, 2024, the Company had gross loans and leases totaling $1.8 billion, an increase of $113.6 million, or 7%, compared to $1.7 billion at December 31, 2023.

During the twelve months ended December 31, 2024, the growth in the portfolio was primarily attributed to a $121.4 million, or 13%, increase in the commercial portfolio due to the origination to two commercial & industrial loans to two different borrowers totaling $17 million; the origination of two municipal loans to two different borrowers totaling $8 million; the origination of five commercial real estate non-owner occupied loans to five different borrowers totaling $39 million; the origination of three commercial real estate owner occupied loans to three different borrowers totaling $17 million; and the origination of  four commercial construction loans to three different borrowers totaling $15 million; and general portfolio growth.

The Company also experienced a $23.8 million increase in the residential portfolio, the result of a higher percentage of adjustable-rate mortgages recorded as held-for-investment during this period. This growth was offset by the $31.6 million reduction in the consumer portfolio attributed to a strategic reduction to not fully reinvest roll-off from the auto portfolio.

As management continues to identify ways to optimize the Company’s balance sheet, the focus is to lend in areas that provide better risk-adjusted returns and improved opportunities to deepen relationships with our customers. This could result in a change in the composition of the loan portfolio in future periods.

A comparison of loan originations, net of participations, is as follows for the periods indicated:

	2024	2023
(dollars in thousands)	Amount	Amount
Loans:
Commercial and industrial	$65,581	$87,775
Commercial real estate	111,320	72,985
Consumer	32,973	70,326
Residential real estate	93,559	106,537
Total loans	303,433	337,623
Lines of credit:
Commercial	183,887	141,542
Residential construction	37,712	25,354
Home equity and other consumer	35,608	26,512
Total lines of credit	257,207	193,408
Total originations closed	$560,640	$531,031

For the twelve months ended December 31, 2024, the Company originated $560.6 million loans and lines of credit, an increase of $29.6 million, or 6%, compared to the twelve months ended December 31, 2023.

The Company originated $303.4 million total loans in 2024, which was $34.2 million less than in 2023. Commercial real estate loan originations (both owner-occupied and non-owner occupied CRE) increased by $38.3 million in 2024 compared to 2023, with growth attributed to non-owner occupied loans. Loan originations decreased in consumer loans by $37.3 million to $33.0 million, commercial and industrial by $22.2 million to $65.6 million, and residential loans by $12.9 million to $93.6 million. Rising interest rates impacted loan demand and reduced loan originations for these loan categories.

The Company originated $257.2 million total lines of credit in 2024, which was $63.8 million more than originations in 2023. Line of credit originations increased in commercial by $42.4 million to $183.9 million, residential construction by $12.3 million to $37.7 million, and home equity and other consumer by $9.1 million to $35.6 million.

A comparison of loans and related percentage of gross loans, as of December 31, is as follows:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Amount	%	Amount	%
Commercial and industrial:
Commercial	$172,834	9.6%	$152,640	9.0%
Municipal	101,706	5.6	94,724	5.6
Commercial real estate:
Non-owner occupied	394,219	21.9	337,671	20.0
Owner occupied	304,889	16.9	278,293	16.5
Construction	50,930	2.9	39,823	2.4
Consumer:
Home equity installment	54,214	3.0	56,640	3.4
Home equity line of credit	58,130	3.2	52,348	3.1
Auto loans - Recourse	11,389	0.6	10,756	0.6
Auto loans - Non-recourse	75,440	4.2	112,595	6.7
Direct finance leases	27,827	1.5	33,601	2.0
Other	23,848	1.4	16,500	1.0
Residential:
Real estate	504,815	28.0	465,010	27.5
Construction	20,507	1.2	36,536	2.2
Gross loans	1,800,748	100.0%	1,687,137	100.0%
Less:
Allowance for credit losses	(19,666)		(18,806)
Unearned lease revenue	(1,946)		(2,039)
Net loans	$1,779,136		$1,666,292

Loans held-for-sale	$2,054		$1,457

During the second quarter of 2024, the Company reviewed its commercial real estate loan portfolios to ensure the loans in those portfolios reflect proper purpose and collateral. Based on this analysis, loans with a net balance of $25.4 million were reclassified between commercial real estate owner-occupied and commercial real estate non-owner-occupied categories. This adjustment was applied to December 31, 2023, for purposes of comparison. As of December 31, 2023, the non-owner-occupied portfolio increased, and the owner-occupied portfolio decreased by $26.1 million.

Commercial and industrial (C&I) and commercial real estate (CRE)

As of December 31, 2024, the commercial portfolio increased by $121.4 million, or 13%, to $1.0 billion compared to the December 31, 2023 balance of $903.2 million due to growth of $27.2 million in total commercial and industrial loans and $94.2 million in growth in commercial real estate loans.

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

For the twelve months ended December 31, 2024, commercial and industrial (non-municipal) loans increased $20.2 million, or 13%, from $152.6 million as of December 31, 2023 to $172.8 million as of December 31, 2024, which was due to originations of two commercial & industrial borrowers totaling $17 million, along with originations and advances outpacing scheduled payments and curtailments.

Municipal loans are secured by the full faith and credit of respective local government units located in the Commonwealth of Pennsylvania authorized in accordance with the Local Government Unit Debt Act. These loans have a long history of performance within contractual terms with no defaults noted.

For the twelve months ended December 31, 2024, municipal loans increased $7.0 million, or 7%, from $94.7 million on December 31, 2023, to $101.7 million as of December 31, 2024 which was attributed to the origination of two municipal loans to two different borrowers totaling $8 million.

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

For the twelve months ended December 31, 2024, owner occupied commercial real estate loans increased $26.6 million, or 10%, from $278.3 million on December 31, 2023, to $304.9 million as of December 31, 2024, which was attributed primarily to the origination of three commercial real estate owner occupied loans to three different borrowers totaling $17 million.

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

The Company maintains a well-diversified non-owner occupied commercial real estate portfolio with no material concentration to any property type. The chart below describes the purpose for the types of exposure contained within the loan portfolio for non-owner-occupied commercial real estate loans at December 31, 2024 compared to December 31, 2023:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate non-owner occupied:
1-4 Family	$45,613	11.57%	$49,599	14.69%
Multifamily	48,087	12.20%	32,497	9.62%
Industrial	51,486	13.06%	54,415	16.11%
Mixed Use	53,233	13.50%	37,686	11.16%
Retail	64,227	16.29%	58,686	17.38%
Land	17,368	4.41%	13,586	4.02%
Special Purpose	32,187	8.16%	29,276	8.67%
Hotel	29,607	7.51%	25,144	7.45%
Office	52,411	13.30%	36,782	10.90%
Total	$394,219	100.00%	$337,671	100.00%

For the twelve months ended December 31, 2024, non-owner occupied commercial real estate loans increased $56.5 million, or 17%, from $337.7 million on December 31, 2023, to $394.2 million on December 31, 2024. The largest contributor to the increase was five loans to unrelated borrowers originated totaling $39 million, all with loan-to-value limits within adherence of the Company's policy.

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

For the twelve months ended December 31, 2024, the largest increases in the non-owner occupied commercial real estate portfolio occurred in the following segments: office ($15.6 million increase), multifamily ($15.6 million increase), and the mixed use ($15.5 million increase). The increase in the office segment was attributed to an $10 million loan to a single borrower; the increase in the multifamily segment was attributed to a $11 million loan to a single borrower; and the increase in the mixed use segment was attributed to the stabilization of a property previously in construction with an associated $10 million loan to a single borrower.

Construction lending consists of commercial and residential site development loans, as well as commercial building construction and residential housing construction loans. Management prefers lending to well-established developers with a proven track record and strong business and guaranteed with owners’ personal financial conditions. As of December 31, 2024, the commercial construction portfolio of $50.9 million consisted of $41.3 million, or 81%, of non-owner-occupied loans and $9.6 million, or 19%, of owner-occupied loans.

For the twelve months ended December 31, 2024, commercial construction loans increased $11.1 million, or 28%, from $39.8 million on December 31, 2023 to $50.9 million at December 31, 2024. This increase was attributed to $21.4 million in commercial construction commitments originated during the year and $13.9 million in advances during the year on commercial construction loan availability originated prior to December 31, 2023. These advances were partially offset by $0.5 million of paydowns/payoffs and $23.7 million in projects that stabilized and were converted to owner and non-owner commercial real estate loans during the twelve months ended December 31, 2024.

Consumer

The consumer loan portfolio consisted of home equity installment, home equity line of credit, non-recourse auto loans, recourse auto loans, direct finance leases and other consumer loans.

For the twelve months ended December 31, 2024, the total consumer loan portfolio decreased by $31.6 million, or 11%, from $282.4 million at December 31, 2023 to $250.8 million primarily due to a strategic management reduction in the indirect auto portfolio totaling $42 million resulting from payoffs/paydowns with minimal originations. The Company also experienced a $2 million reduction in the Home Equity Installment Loan (HEIL) portfolio due to standard portfolio runoff.

Offsetting the reduction in the indirect auto portfolio was growth of $6 million in the HELOC portfolio due to a sales campaign done during the year and growth of $7 million in the consumer other portfolio due to $6 million in personal loans purchased from Banker Healthcare Group (BHG) during the year along with standard portfolio growth.

Residential

For the twelve months ended December 31, 2024, the residential loan portfolio increased by $23.8 million, or 5%, to $525.3 million compared to the December 31, 2023 balance of $501.5 million. The increase was due to a shift from mortgage loans sold in the secondary market to loans held-for-investment, primarily jumbo mortgages with rates fixed for 5, 7 or 10 years with adjustable rates thereafter.

The residential real estate loan portfolio (non-construction) consisted primarily of held-for-investment residential loans for primary residences, including approximately $401 million in fixed-rate and $104 million in adjustable-rate mortgages as of December 31, 2024.

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

The following table sets forth the maturity distribution of commercial and construction components of the loan portfolio at December 31, 2024. The determination of maturities is based on contractual terms. Non-contractual rollovers or extensions are included in one year or less category of the maturity classification. Excluded from the table are residential real estate and consumer loans:

		More than	More than
	One year	one year to	five years to	More than
(dollars in thousands)	or less	five years	fifteen years	fifteen years	Total
Commercial and industrial	$21,352	$61,107	$76,968	$115,113	$274,540
Commercial real estate	27,238	47,170	388,703	235,997	699,108
Commercial real estate construction *	50,930	-	-	-	50,930
Residential real estate construction *	20,507	-	-	-	20,507
Total	$120,027	$108,277	$465,671	$351,110	$1,045,085

*In the table above, both residential and CRE construction loans are included in the one year or less category since, by their nature, these loans are converted into residential and CRE loans within one year from the date the real estate construction loan was consummated. Upon conversion, the residential and CRE loans would normally mature after five years.

The following table sets forth the total amount of C&I and CRE loans due after one year which have predetermined interest rates (fixed) and floating or adjustable interest rates (variable) as of December 31, 2024:

	One to five	Five to	Over
(dollars in thousands)	years	fifteen years	fifteen years	Total
Fixed interest rate	$63,188	$57,646	$44,983	$165,817
Variable interest rate	45,089	408,025	306,127	759,241
Total	$108,277	$465,671	$351,110	$925,058

Non-refundable fees and costs associated with all loan originations are deferred. Using either the interest method or straight-line amortization, the deferral is released as credits or charges to loan interest income over the life of the loan.

There are no concentrations of loans or customers to several borrowers engaged in similar industries exceeding 10% of total loans that are not otherwise disclosed as a category in the tables above. There are no concentrations of loans that, if resulted in a loss, would have a material adverse effect on the business of the Company. The Company’s loan portfolio does not have a material concentration within a single industry or group of related industries or customers that is vulnerable to the risk of a near-term severe negative business impact. As of December 31, 2024, approximately 77% of the gross loan portfolio was secured by real estate compared to 75% at December 31, 2023.

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

The following table sets forth the activity in the allowance for credit losses on loans and certain key ratios for the periods indicated:

(dollars in thousands)	2024		2023

Balance at beginning of period	$18,806		$17,149

Charge-offs:
Commercial and industrial	(399)		(320)
Commercial real estate	(132)		(91)
Consumer	(419)		(463)
Residential	-		-
Total	(950)		(874)

Recoveries:
Commercial and industrial	12		57
Commercial real estate	352		44
Consumer	76		165
Residential	45		30
Total	485		296
Net charge-offs	(465)		(578)
Impact of adopting ASC 326	-		618
Initial allowance on loans purchased with credit deterioration	-		126
Provision for credit losses on loans	1,325		1,491
Balance at end of period	$19,666		$18,806

Allowance for credit losses to total loans	1.09%		1.12%
Net charge-offs to average total loans outstanding	0.03%		0.04%
Average total loans	$1,741,349		$1,635,286
Loans 30 - 89 days past due and accruing	$5,349		$4,487
Loans 90 days or more past due and accruing	$32		$14
Non-accrual loans	$7,343		$3,308
Allowance for credit losses to non-accrual loans	2.68	x	5.69	x
Allowance for credit losses to non-performing loans	2.67	x	5.66	x

For the twelve months ended December 31, 2024, the allowance increased $0.9 million, or 5%, to $19.7 million from $18.8 million at December 31, 2023. The increase in the allowance was based on the provisioning of $1.3 million partially offset by net charge-offs of $0.5 million.

The allowance for credit losses as a percentage of total loans decreased to 1.09% as of December 31, 2024 compared to 1.12% at December 31, 2023 based on the changes in current year loss factors and portfolio growth in lower risk segments.

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

Key loss driver assumptions used in the allowance estimate included the median Federal Open Market Committee (FOMC) National Gross Domestic Product (GDP) and unemployment rate forecasts, the Federal Housing Finance Agency (FHFA) House Price Index (HPI), prepayment and curtailment rates, and estimated remaining loan lives. Although key loss driver assumptions used in the ACL estimate remained largely stable from the estimate as of December 31, 2023 to the estimate as of December 31, 2024, the ACL on absolute terms increased based on growth in the loan and lease portfolio and changes in the composition of the portfolio along with slower prepayment and curtailment rates offset by more favorable economic forecasts.

Qualitative factors for the ACL estimate as of December 31, 2024, saw a general decrease compared to the prior year based on strong third-party assessments of the Company’s asset quality and improved, local economic conditions.

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

(dollars in thousands)	2024	% of Total Net Charge-offs	2023	% of Total Net Charge-offs
Net charge-offs
Commercial and industrial	$(387)	83%	$(263)	45%
Commercial real estate	220	(47)	(47)	8
Consumer	(343)	74	(298)	52
Residential	45	(10)	30	(5)
Total net charge-offs	$(465)	100%	$(578)	100%

For the year ended December 31, 2024, net charge-offs against the allowance totaled $465 thousand compared with net charge-offs of $578 thousand for the year ended December 31, 2023, representing a $113 thousand, or 20%, decrease due to two recoveries from two commercial real estate borrowers totaling $304 thousand. Net charge-offs declined as a percentage of the total loan portfolio to 0.03% for the twelve months ended December 31, 2024 compared to 0.04% for the twelve months ended December 31, 2023.

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

	2024			2023
		% of	Category		% of	Category
		Total	% of		Total	% of
(dollars in thousands)	Allowance	Allowance	Loans	Allowance	Allowance	Loans
Category
Commercial real estate	$8,943	45%	42%	$8,835	47%	39%
Commercial and industrial	2,345	12	15	1,850	10	15
Consumer	2,377	13	14	2,391	13	16
Residential real estate	5,989	30	29	5,694	30	30
Unallocated	12	-	-	36	-	-
Total	$19,666	100%	100%	$18,806	100%	100%

As of December 31, 2024, the commercial real estate loan portfolio comprised 45% of the total allowance for credit losses, down 2 percentage points from December 31, 2023. As of December 31, 2024, the commercial real estate loan portfolio was 42% of the total loan and lease portfolio indicative of a higher relative reserve, which is attributed to the longer average duration and inherent risk of the portfolio.

As of December 31, 2024, the commercial and industrial portfolio comprised 12% of the total allowance for credit losses, up 2 percentage points from December 31, 2023. As of December 31, 2024, the commercial and industrial portfolio was 15% of the total loan and lease portfolio indicative of a lower relative reserve, which is attributed to the shorter average duration of this portfolio and lower relative risk, specifically from the municipal portfolio.

As of December 31, 2024, the consumer portfolio comprised 13% of the total allowance for credit losses, unchanged from December 31, 2023. As of December 31, 2024, the consumer portfolio is 14% of the total loan and lease portfolio indicative of a lower relative reserve, which is attributed to the shorter average duration of this portfolio and lower relative risk, specifically from the indirect recourse and direct finance lease portfolios.

As of December 31, 2024, the residential portfolio comprised 30% of the total allowance for credit losses, unchanged from December 31, 2023. As of December 31, 2024, the residential portfolio is 29% of the total loan and lease portfolio indicative of a reserve that is proportionally representative of the loan portfolio.

As of December 31, 2024, the unallocated reserve, representing the portion of the allowance not specifically identified with a loan or groups of loans, was less than 1% of the total allowance for credit losses, unchanged from December 31, 2023.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, other real estate owned (ORE) and repossessed assets.

The following table sets forth non-performing assets at December 31:

(dollars in thousands)	2024	2023

Loans past due 90 days or more and accruing	$32	$14
Non-accrual loans	7,343	3,308
Total non-performing loans	7,375	3,322
Other real estate owned and repossessed assets	430	1
Total non-performing assets	$7,805	$3,323

Total loans, including loans held-for-sale	$1,800,856	$1,686,555
Total assets	$2,584,616	$2,503,159
Non-accrual loans to total loans	0.41%	0.20%
Non-performing loans to total loans	0.41%	0.20%
Non-performing assets to total assets	0.30%	0.13%

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

Non-performing assets represented 0.30% of total assets at December 31, 2024 compared with 0.13% at December 31, 2023. The increase resulted from a $4.5 million, or 135%, increase in non-performing assets, specifically non-accrual loans, which increased due to $2.9 million in loans to a single commercial and industrial borrower added to non-accrual, a $0.4 million commercial real estate non-owner-occupied loan added to non-accrual, and a $0.3 million residential real estate loan added to non-accrual during the year.

On December 31, 2024, there were a total of 33 non-accrual loans to 30 unrelated borrowers with balances that ranged from less than $1 thousand to $2.6 million, or $7.3 million in the aggregate. On December 31, 2023, there were a total of 32 non-accrual loans to 26 unrelated borrowers with balances that ranged from less than $1 thousand to $1.3 million, or $3.3 million in the aggregate.

Loans past due 90 days or more accruing totaled $32 thousand, which was comprised of two direct finance leases as of December 31, 2024, compared to one direct finance lease totaling $14 thousand as of December 31, 2023. All loans were well secured and in the process of collection.

The Company seeks payments from all past due customers through an aggressive customer communication process. Unless well-secured and in the process of collection, past due loans will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

The composition of non-performing loans as of December 31, 2024 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial:
Commercial	$172,834	$-	$2,708	$2,708	1.57%
Municipal	101,706	-	-	-	-
Commercial real estate:
Non-owner occupied	394,219	-	711	711	0.18%
Owner occupied	304,889	-	2,589	2,589	0.85%
Construction	50,930	-	-	-	-
Consumer:
Home equity installment	54,214	-	41	41	0.08%
Home equity line of credit	58,130	-	461	461	0.79%
Auto loans-Recourse	11,389	-	-	-	-
Auto loans-Non Recourse	75,440	-	52	52	0.07%
Direct finance leases *	25,881	32	-	32	0.12%
Other	23,848	-	20	20	0.08%
Residential:
Real estate	504,815	-	761	761	0.15%
Construction	20,507	-	-	-	-
Loans held-for-sale	2,054	-	-	-	-
Total	$1,800,856	$32	$7,343	$7,375	0.41%

*Net of unearned lease revenue of $1.9 million.

Payments received from non-accrual loans are recognized on a cost recovery method. Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. If the non-accrual loans that were outstanding as of December 31, 2024 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $354 thousand.

Foreclosedassets held-for-sale

From December 31, 2023 to December 31, 2024, foreclosed assets held-for-sale increased from $1 thousand to $430 thousand, a $429 thousand increase, which was attributed to the addition of three properties to a single borrower totaling $430 thousand, which were added to ORE during the third quarter. These additions were offset by the sale of one commercial property totaling $1 thousand and addition and subsequent sale of one commercial property totaling $219 thousand.

The following table sets forth the activity in the Other real estate (ORE) component of foreclosed assets held-for-sale:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$1	1	$168	2

Additions	648	4	86	1
Pay downs	-	-	-	-
Write downs	-	-	-	-
Transfers	-	-	(253)	(2)
Sales	(220)	(2)	-	-
Balance at end of period	$429	3	$1	1

As of December 31, 2024, ORE consisted of three properties totaling $429 thousand, which were added in 2024 and are under agreement of sale.

As of December 31, 2024, the Company had one repossessed asset held-for-sale totaling $1 thousand. There were no other repossessed assets held-for-sale at December 31, 2023.

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

Premises and equipment

Net of depreciation, premises and equipment increased $1.7 million during 2024. The Company purchased $4.7 million in fixed assets during 2024. These increases were offset by $2.5 million in depreciation expense and assets totaling $0.5 million that were transferred to other assets. During 2024, the Company opened a new Easton Branch and completed the remodeling of the Main Branch located in Dunmore, PA.

The Company is in the process of corporate headquarters construction which will increase construction in process. On December 23, 2020, the Commonwealth of Pennsylvania authorized the first of three Redevelopment Assistance Capital Program (RACP) grant funding in the amount of $2.0 million, a second on December 6, 2021 in the amount of $2.0 million, and the final grant award on November 1, 2024 in the amount of $4.0 million, bringing the total RACP grant award to $9.0 million.  The $9.0 million RACP grants will offset the total construction costs of the renovation and rehabilitation of the historic Scranton Electric Building. As of December 31, 2024, the Company incurred $6.2 million in costs for the corporate headquarters building in downtown Scranton which include planning, engineering, and architectural fees as well as interior demo and investigative work. The remaining building costs could range from $20 million to $22 million. This estimated range may expand due to unknown supply chain issues, labor pricing, design changes, or upgrades required to meet current codes.  The Company currently estimates furniture and office equipment costs at $3.2 million and technology equipment and infrastructure at $0.6 million. The historic nature of this building has qualified the Company for an estimated $4.1 million in state and federal historic tax credits. The project is expected to be completed in the middle of 2026.

The Company will continue evaluating its branch network to for potential consolidation to both identify operational efficiencies and opportunities to create an enhanced client experience. Also, the Company is looking for the opportunity to expand to new markets to promote growth.

Other assets

During 2024, the $1.0 million increase in other assets was due mostly to a $0.9 million increase in deferred tax assets.

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

Overview

Net income recorded for the year ended December 31, 2024 was $20.8 million, or $3.60 diluted earnings per share, compared to $18.2 million, or $3.19 diluted earnings per share, for the year ended December 31, 2023.  The $2.6 million, or 14% increase in net income resulted primarily from the $7.6 million increase in non-interest income for 2024 compared to 2023. During 2023, the Company sold available-for-sale securities resulting in a $6.5 million loss, $5.1 million net of tax, which was the primary reason for the change in non-interest income. This was partially offset by the $3.7 million increase in non-interest expense.

For the year ended December 31, 2024, return on average assets (ROA) and return on average shareholders’ equity (ROE) were 0.81% and 10.58%, respectively, compared to 0.76% and 10.56% for the same period in 2023. The slight increase in ROA and ROE was the result of the increase in net income during 2024. Pre-provision net revenue to average assets (non-GAAP) was 1.02% and 0.90% (1) for the years ended December 31, 2024 and 2023, respectively. For more information on the calculation of pre-provision net revenue to average assets, see “Non-GAAP Financial Measures” located above within this management’s discussion and analysis. The increase was primarily due to an improvement in pre-provision net revenue.

Net interest income and interest sensitive assets / liabilities

Net interest income was $61.9 million for the year ended December 31, 2024 compared to $62.1 million for the year ended December 31, 2023.  The $0.2 million decline was the result of interest expense growing faster than interest income. On the asset side, the loan portfolio caused interest income growth by producing $12.6 million more in interest income primarily from an increase of 45 basis points in the fully-taxable equivalent ("FTE") loan yields on $106.1 million in higher average balances.  On the funding side, total interest expense increased by $13.4 million due to an increase in interest expense paid on deposits of $14.2 million from a 72 basis point higher rate paid on a $111.0 million larger average balance of interest-bearing deposits, partially offset by a decrease in interest expense on borrowings of $0.8 million for the twelve months ended December 31, 2024 compared to the same period in 2023.

The overall cost of interest-bearing liabilities was 2.60% for the twelve months ended December 31, 2024 compared to 1.93% for the twelve months ended December 31, 2023.  The cost of funds increased 55 basis points to 1.99% for the twelve months ended December 31, 2024 from 1.44% for the same period of 2023. The FTE yield on interest-earning assets was 4.62% for the year ended December 31, 2024, an increase of 44 basis points from the 4.18% for the same period of 2023.  The Company’s FTE (non-GAAP measurement) net interest spread was 2.02% for the twelve months ended December 31, 2024, a decrease of 23 basis points from the 2.25% recorded for the same period of 2023.  FTE net interest margin decreased by 9 basis points to 2.72% for the twelve months ended December 31, 2024 from 2.81% for the same 2023 period due to allocation of better performing interest earning assets. In the second half of 2024, management continued to re-invest cash flow into more effective interest earning assets, such as the commercial loan portfolio.

The table that follows presents the quarterly ratios for yield on interest-earning assets, net interest margin and net interest spread for the periods indicated:

	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023
Yield on interest-earning assets (FTE) (non-GAAP)	4.68%	4.68%	4.58%	4.52%	4.36%
Net interest spread (FTE) (non-GAAP)	2.08%	1.98%	2.00%	2.01%	2.00%
Net interest margin (FTE) (non-GAAP)	2.78%	2.70%	2.71%	2.69%	2.66%

(1) See non-GAAP financial measures reconciliation on page 23.

For 2025, the Company currently expects to operate in a moderately declining interest rate environment. Management is primarily reliant on the Federal Open Market Committee's statements and forecast. For the year ended December 31, 2024 compared to December 31, 2023, the Company’s net interest income performance has been reduced due to asset yields being outpaced by higher cost of funds, compressing net interest spread. For the twelve months ended December 31, 2024 compared to December 31, 2023, the Company experienced a slight decrease in net interest income due to an increase in cost of funds based off an 8% growth in the deposit portfolio, offset by redeployment of assets into more effective interest earning assets. In September 2024, the FOMC decreased the federal funds rate by 50 basis points. In both November and December 2024, the FOMC decreased the fed funds rate another 25 basis points, which did not have much of an impact on improving net interest margin as of year-end. Due to uncertainty in policy changes based on the new political administration which took office in 2025, consensus economic forecasts are expecting small declines between 25 to 50 basis points through 2025. Throughout 2025, the Company expects to see improvement in net interest margin primarily due to the expected growth in the loan and deposit portfolios. This is coupled with the repricing of deposit rates in the expected decreasing rate environment.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the years indicated. Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for 2024 and 2023, to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments. This treatment allows a uniform comparison among yields on interest-earning assets. Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for credit losses. HELOC are included in the residential real estate category since they are secured by real estate. Net deferred loan (cost amortization)/ fee accretion of ($0.9 million) in 2024 and ($0.9 million) in 2023, respectively, are included in interest income from loans. Purchase accounting adjustments of $1.6 million and $2.5 million are included in interest income from loans and $8 thousand and $32 thousand reduced interest expense on deposits and borrowings for 2024 and 2023. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Residual values for direct finance leases are included in the average balances for consumer loans. Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets. Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

(dollars in thousands)	2024			2023
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$29,998	$1,544	5.15%	$9,591	$456	4.76%
Restricted investments in bank stock	3,961	322	8.16	4,212	309	7.34
Investments:
Agency - GSE	113,129	1,631	1.44	112,296	1,632	1.45
MBS - GSE residential	217,076	4,178	1.92	238,384	4,341	1.82
State and municipal (nontaxable)	193,079	6,014	3.11	226,918	6,685	2.95
State and municipal (taxable)	86,164	1,770	2.05	86,041	1,778	2.07
Total investments	609,448	13,593	2.23	663,639	14,436	2.18
Loans and leases:
C&I and CRE (taxable)	837,918	52,338	6.25	772,903	45,161	5.84
C&I and CRE (nontaxable)	125,207	6,346	5.07	98,470	4,092	4.15
Consumer	208,478	10,533	5.05	235,278	10,329	4.39
Residential real estate	569,746	25,381	4.45	528,635	21,902	4.14
Total loans and leases	1,741,349	94,598	5.43	1,635,286	81,484	4.98
Total interest-earning assets	2,384,756	110,057	4.62%	2,312,728	96,685	4.18%
Non-interest earning assets	108,903			92,368
Total assets	$2,493,659			$2,405,096

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$657,507	$14,957	2.27%	$648,756	$10,075	1.55%
Savings and clubs	195,842	594	0.30	219,304	668	0.30
MMDA	560,527	16,190	2.89	540,770	13,394	2.48
Certificates of deposit	283,653	11,424	4.03	177,697	4,808	2.71
Total interest-bearing deposits	1,697,529	43,165	2.54	1,586,527	28,945	1.82
Secured borrowings	6,830	435	6.37	7,489	475	6.35
Short-term borrowings	32,446	1,557	4.80	49,860	2,368	4.75
Total interest-bearing liabilities	1,736,805	45,157	2.60%	1,643,876	31,788	1.93%
Non-interest bearing deposits	527,825			558,962
Non-interest bearing liabilities	32,471			29,881
Total liabilities	2,297,101			2,232,719
Shareholders' equity	196,558			172,377
Total liabilities and shareholders' equity	$2,493,659			$2,405,096
Net interest income - FTE		$64,900			$64,897

Net interest spread			2.02%			2.25%
Net interest margin			2.72%			2.81%
Cost of funds			1.99%			1.44%

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

	Years ended December 31,
(dollars in thousands)	2024 compared to 2023			2023 compared to 2022
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$1,048	$40	$1,088	$(1,142)	$712	$(430)
Restricted investments in bank stock	(19)	32	13	37	88	125
Investments:
Agency - GSE	12	(13)	(1)	(78)	(38)	(116)
MBS - GSE residential	(403)	240	(163)	(493)	261	(232)
State and municipal	(723)	333	(390)	(707)	(86)	(793)
Total investments	(1,114)	560	(554)	(1,278)	137	(1,141)
Loans and leases:
Residential real estate	1,736	1,745	3,481	2,638	2,808	5,446
C&I and CRE	5,314	3,642	8,956	2,303	6,857	9,160
Consumer	(1,257)	1,460	203	795	1,208	2,003
Total loans and leases	5,793	6,847	12,640	5,736	10,873	16,609
Total interest income	5,708	7,479	13,187	3,353	11,810	15,163

Interest expense:
Deposits:
Interest-bearing checking	137	4,745	4,882	(227)	7,848	7,621
Savings and clubs	(71)	(3)	(74)	(29)	434	405
Money market	496	2,301	2,797	161	10,284	10,445
Certificates of deposit	3,636	2,979	6,615	268	4,062	4,330
Total deposits	4,198	10,022	14,220	173	22,628	22,801
Secured borrowings	(42)	2	(40)	(38)	304	266
Overnight borrowings	(835)	24	(811)	2,319	4	2,323
Total interest expense	3,321	10,048	13,369	2,454	22,936	25,390
Net interest income	$2,387	$(2,569)	$(182)	$899	$(11,126)	$(10,227)

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

For the year ended December 31, 2024, the provision for credit losses on loans was $1.3 million and the provision for credit losses on unfunded commitments was $0.1 million, compared to a $1.5 million provision for credit losses on loans and a $0.2 million net benefit for the provision for unfunded commitments for the year ended December 31, 2023. For the year ended December 31, 2024, the decrease in the provision for credit losses on loans compared to the prior year period was due to lower net charge-offs coupled with improved economic forecast assumptions. For the year ended December 31, 2024, the increase in the provision for credit losses on unfunded commitments compared to the prior period was due to growth in unfunded commitments, specifically in commercial construction commitments.

The provision for credit losses derives from the reserve required from the allowance for credit losses calculation. The Company continued provisioning for twelve months ended December 31, 2024 to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for credit losses, see “Allowance for credit losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

The majority of the Company’s revenues are generated through interest earned on securities and loans. In addition, the Company has other non-interest income streams such as fees associated with mortgage servicing rights which amortized to net mortgage servicing fees within other income, loan service charges, life insurance earnings, rental income and gains/losses on the sale of loans. The other types of contracts with customers that generate non-interest income are:

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

For the year ended December 31, 2024, non-interest income amounted to $19.0 million, a $7.6 million, or 67%, increase compared to $11.4 million recorded for the year ended December 31, 2023. The primary driver of the large increase was in 2024 and difference from year to year a $6.5 million loss recognized on the sale of securities during 2023. The remaining $1.1 million increase resulted from increases of $0.6 million in additional trust fiduciary fees, $0.3 million in additional service charges on loans, $0.2 million more in debit card interchange fees and $0.1 million higher fees from financial services. Partially offsetting these increases, the Company experienced a decrease of $0.2 million in fees from commercial loans with interest rate hedges compared to 2023.

Other operating expenses

For the year ended December 31, 2024, total other operating expenses totaled $55.5 million, an increase of $3.6 million, or 7%, compared to $51.9 million for the year ended December 31, 2023. Salaries and benefits expense increased $3.2 million due to an increase in employees and incentive-based compensation throughout the year ended December 31, 2024. There were additional increases throughout the period in professional fees of $0.6 million, and PA shares tax of $0.3 million. These increases were partially offset by $0.5 million less in fraud losses and $0.3 million less advertising and marketing expenses.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, were 1.47% and 1.69%, respectively, at December 31, 2024 and 2023. The expense ratio decreased because of increased levels of average assets. The efficiency ratio increased from 62.67% at December 31, 2023 to 66.19% at December 31, 2024 due to the increase in non-interest expense in 2024. For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

The costs of acquiring and maintaining talent may increase salaries and employee benefit expenses, primarily salaries, incentives and group insurance, in 2025. Additionally, the Company's technology platforms continue to evolve and require periodic upgrades. Therefore, the Company continues to devote financial resources and personnel necessary to maintain and improve the information technology systems and platforms for optimal operational efficiency, customer convenience and compliance with applicable laws, regulations and regulatory guidance within a secure environment.  Although these costs are expected, the costs of software and software subscriptions continue to rise and may require further investment and expenditures by the Company.

Provision for income taxes

The provision for income taxes increased $1.0 million for the year ended December 31, 2024 compared to the same 2023 period due to $3.6 million higher income before taxes. The Company’s effective income tax rate approximated 12.9% in 2024 and 10.1% in 2023. The difference between the effective rate and the enacted statutory corporate rate of 21% is due mostly to the effect of tax-exempt income in relation to the level of pre-tax income. The increase in the effective tax rate was primarily due to higher pre-tax income. If the federal corporate tax rate decreased, the Company’s net deferred tax liabilities and deferred tax assets will be re-valued upon adoption of the new tax rate. A federal tax rate decrease will decrease net deferred tax assets with a corresponding increase to provision for income taxes.

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

In addition to lending commitments, the Company has contractual obligations related to operating lease and finance lease commitments. Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes. Finance lease commitments are obligations on buildings and equipment.

The following table presents, as of December 31, 2024, the Company’s significant determinable contractual obligations and significant commitments by payment date. The payment amounts represent those amounts contractually due to the recipient, excluding interest:

		Over one	Over three
	One year	year through	years through	Over
(dollars in thousands)	or less	three years	five years	five years	Total
Contractual obligations:
Certificates of deposit	$324,348	$11,174	$2,506	$872	$338,900
Secured borrowings	-	-	-	6,224	6,224
Operating leases	656	1,337	1,373	11,498	14,864
Finance leases	239	458	357	13	1,067
Commitments:
Letters of credit	26,111	2,915	40	1,486	30,552
Loan commitments (1)	25,409	-	-	-	25,409
Total	$376,763	$15,884	$4,276	$20,093	$417,016

(1)

Available credit to borrowers in the amount of $430.1 million is excluded from the above table since, by its nature, the borrowers may not have the need for additional funding, and, therefore, the credit may or may not be disbursed by the Company.

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

During the year ended December 31, 2024, total shareholders' equity increased $14.5 million, or 8%, from $189.5 million at December 31, 2023. The increase was caused by $11.9 million higher retained earnings from net income of $20.8 million plus a $0.9 million, after tax, improvement in accumulated other comprehensive income from the amortization of unrealized losses on securities transferred to held-to-maturity, partially offset by $8.9 million in cash dividends paid to shareholders. An additional $1.7 million was recorded from the issuance of common stock under the Company’s stock plans and stock-based compensation expense. At December 31, 2024, there were no credit losses on available-for-sale and held-to-maturity debt securities. The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 42.96% and 46.06% for the years ended December 31, 2024 and 2023, respectively. The balance of earnings is retained to further strengthen the Company’s capital position. The Company’s sources (uses) of capital during the previous five years are indicated below:

		Cash	Other retained	Total	DRP	Issuance of	Changes in
	Net	dividends	earnings	earnings	and ESPP	common stock	AOCI and	Capital
(dollars in thousands)	income	declared	adjustments	retained	infusion	for acquisition	other changes	retained (utilized)
2024	$20,794	$(8,932)	$-	$11,862	$363	$-	$2,265	$14,490
2023	18,210	(8,387)	(1,326)	8,497	1,938	-	16,094	26,529
2022	30,021	(7,709)	-	22,312	252	-	(71,343)	(48,779)
2021	24,008	(6,608)	-	17,400	270	35,056	(7,667)	45,059
2020	13,035	(5,378)	-	7,657	219	45,408	6,551	59,835

As of December 31, 2024, the Company reported a net unrealized loss position of $55.6 million, net of tax, from the securities portfolio compared to a net unrealized loss of $56.5 million as of December 31, 2023. The $0.9 million improvement during 2024 was from the amortization of unrealized losses on held-to-maturity securities partially offset by unrealized losses on AFS securities. Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.

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

To help maintain a healthy capital position, the Company can issue stock to participants in the Dividend Reinvestment Plan (DRP) and Employee Stock Purchase Plan (the ESPP) plans. The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants. Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee. As of December 31, 2024, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the year ended December 31, 2024, the Company decreased cash holdings by $28.6 million. During the period, the Company’s operations provided approximately $29.7 million mostly from $65.6 million of net cash inflow from the components of net interest income partially offset by net non-interest expense/income related payments of $32.9 million and $4.4 million in quarterly estimated tax payments. Cash inflow from interest-earning assets, deposit growth and loan payments were used to fund the loan portfolio, pay down short-term borrowings, invest in bank premises and equipment and make net dividend payments. The Company received a large amount of public deposits over the past few years. The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities. Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs. As of December 31, 2024, the Company had $158.5 million in unpledged securities.

During 2021 and 2022, the Company also experienced deposit inflow resulting from businesses and municipalities that received relief from the CARES Act, American Rescue Plan Act ("ARPA") and other government stimulus. There is uncertainty about the length of time that these deposits will remain which could require the Company to maintain elevated cash balances.  During 2024, the Company experienced an outflow of $18.6 million in ARPA funds, or approximately 60% of the balance of these funds from the end of 2023. As of December 31, 2024, the Company has approximately $12.2 million in remaining ARPA balances. The Company will continue to monitor deposit fluctuations for other significant changes.

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

Lending commitments include commitments to originate loans and commitments to fund unused lines of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Unfunded commitments of existing loan facilities totaled $455.5 million, standby letters of credit totaled $30.6 million and the level of uninsured and non-collateralized deposits was $562.2 million at December 31, 2024. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As of December 31, 2024, the Company maintained $83.4 million in cash and cash equivalents and $333.5 million of investments AFS and loans HFS. Also as of December 31, 2024, the Company had approximately $733.2 million available borrowing capacity from the FHLB, $20.0 million from correspondent banks, $157.3 million from the FRB and $367.7 million from the IntraFi Network One-Way Buy program. The combined total of $1.7 billion represented 66% of total assets at December 31, 2024. Management believes this level of liquidity to be strong and adequate to support current operations.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists ALCO in gauging the effects of interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At December 31, 2024, the Company maintained a one-year cumulative gap of positive (asset sensitive) $9.3 million, or 0.4%, of total assets. The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates. Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at December 31, 2024:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$57,084	$-	$-	$26,269	$83,353
Investment securities (1)(2)	7,686	21,621	64,089	467,786	561,182
Loans and leases (2)	477,355	207,908	456,373	639,554	1,781,190
Fixed and other assets	-	58,069	-	100,822	158,891
Total assets	$542,125	$287,598	$520,462	$1,234,431	$2,584,616
Total cumulative assets	$542,125	$829,723	$1,350,185	$2,584,616

Non-interest-bearing transaction deposits (3)	$11,307	$33,920	$90,452	$398,256	$533,935
Interest-bearing transaction deposits (3)	489,517	61,469	164,927	752,072	1,467,985
Certificates of deposit	127,624	196,573	11,174	3,529	338,900
Secured borrowings	42	-	-	6,224	6,266
Other liabilities	-	-	-	33,561	33,561
Total liabilities	$628,490	$291,962	$266,553	$1,193,642	$2,380,647
Total cumulative liabilities	$628,490	$920,452	$1,187,005	$2,380,647

Interest sensitivity gap	$(86,365)	$(4,364)	$253,909	$40,789
Cumulative gap	$(86,365)	$(90,729)	$163,180	$203,969

Off-balance sheet:
Swap - portfolio hedge	$100,000	$-	$(100,000)	$-
Cumulative gap	$13,635	$9,271	$163,180	$203,969

Cumulative gap to total assets	0.5%	0.4%	6.3%	7.9%

(1)	Includes restricted investments in bank stock and the net unrealized gains/losses on available-for-sale securities.
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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at December 31, 2024 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the December 31, 2024 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	(0.6)%	(4.7)%
Net income	(0.4)	(12.7)
Economic value at risk:
Economic value of equity	(5.2)	(0.3)
Economic value of equity as a percent of total assets	(0.7)	(0.1)

In the scenarios in the above table, the Board-approved policy has the following guidelines: net interest income within +/- 10%, net income within +/- 25%, economic value of equity within +/- 25%, economic value of equity as a percent of total assets within +/-5%.

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At December 31, 2024, the Company’s risk-based capital ratio was 14.78%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning January 1, 2025, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+300 basis points	$70,265	$(1,988)	(2.8)%
+200 basis points	71,841	(412)	(0.6)%
+100 basis points	73,325	1,072	1.5%
Flat rate	72,253	-	-%
-100 basis points	70,238	(2,015)	(2.8)%
-200 basis points	68,843	(3,410)	(4.7)%
-300 basis points	68,486	(3,767)	(5.2)%

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

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 6%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice. Institutions are required under the FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category.

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

Future Outlook

The Company is highly impacted by local economic factors that could influence the performance and strength of our loan portfolios and results of operations. Economic uncertainty continues due to fluctuating interest rates and global risks such as war, terrorism and geopolitical instability. Uncertainty surrounding the velocity and timing of rate decreases and the effect on the interest rate margin is the Company’s greatest interest rate risk. Earning-asset yields are currently expected to improve approximately 4% throughout 2025 primarily due to new loan originations and redeployment of cashflow to better yielding assets. The cost of interest-bearing liabilities is expected to remain flat due to currently anticipated deposit growth that would not necessitate the Company's need to borrow. We believe expanding our market area gives us opportunity for profitable growth and we will continue to monitor the economic climate in our region, scrutinize growth prospects and proactively observe existing credits for early warning signs of risk deterioration.

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

Management believes that the Company is prepared to face the currently anticipated uncertain economic and political environments ahead. We believe that our disciplined approach to loan underwriting will help keep non-performing asset levels at bay. The Company expects to cautiously grow the balance sheet to enhance financial performance. We intend to grow our lending portfolios specifically in commercial and residential sectors using growth in market-place low costing deposits to stabilize net interest margin and to enhance revenue performance.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fidelity D & D Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Fidelity D & D Bancorp, Inc. and subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years ended December 31, 2024 and 2023, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses – Collectively Evaluated Loans

As described in Notes 1 and 5 to the financial statements, the Company has recorded an allowance for credit losses (“ACL”) in the amount of $19.7 million as of December 31, 2024, representing management’s estimate of credit losses over the remaining expected life of the Company’s loan portfolio as of that date.

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

March 13, 2025

We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fidelity D & D Bancorp, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Fidelity D & D Bancorp, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2024 and 2023 and our report dated March 13, 2025 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 13, 2025

We have served as the Company's auditor since 2023.

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets

	As of December 31,
(dollars in thousands)	2024	2023
Assets:
Cash and due from banks	$26,269	$28,949
Interest-bearing deposits with financial institutions	57,084	83,000
Total cash and cash equivalents	83,353	111,949
Available-for-sale securities	331,457	344,040
Held-to-maturity securities (fair value of $194,575 in 2024; $197,176 in 2023)	225,764	224,233
Restricted investments in bank stock	3,961	3,905
Loans and leases, net (allowance for credit losses of $19,666 in 2024; $18,806 in 2023)	1,779,136	1,666,292
Loans held-for-sale (fair value $2,089 in 2024; $1,483 in 2023)	2,054	1,457
Foreclosed assets held-for-sale	430	1
Bank premises and equipment, net	35,914	34,232
Leased property under finance leases, net	975	1,173
Right-of-use assets	8,785	7,771
Cash surrender value of bank owned life insurance	58,069	54,572
Accrued interest receivable	9,632	9,092
Goodwill	19,628	19,628
Core deposit intangible, net	876	1,184
Other assets	24,582	23,630
Total assets	$2,584,616	$2,503,159
Liabilities:
Deposits:
Interest-bearing	$1,806,885	$1,622,282
Non-interest-bearing	533,935	536,143
Total deposits	2,340,820	2,158,425
Allowance for credit losses on off-balance sheet credit exposures	1,084	944
Finance lease obligation	1,011	1,201
Operating lease liabilities	9,714	8,549
Short-term borrowings	-	117,000
Secured borrowings	6,266	7,372
Accrued interest payable and other liabilities	21,752	20,189
Total liabilities	2,380,647	2,313,680

Commitments and contingencies (Notes 13 and 17)

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 5,736,252 at December 31, 2024; and 5,703,636 at December 31, 2023)	119,430	117,695
Retained earnings	140,113	128,251
Accumulated other comprehensive loss	(55,574)	(56,467)
Treasury stock, at cost (54 shares at December 31, 2024 and 38 shares at December 31, 2023)	-	-
Total shareholders' equity	203,969	189,479
Total liabilities and shareholders' equity	$2,584,616	$2,503,159

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income

	Years Ended December 31,
(dollars in thousands except per share data)	2024	2023
Interest income:
Loans and leases:
Taxable	$88,252	$77,392
Nontaxable	5,017	3,237
Interest-bearing deposits with financial institutions	1,544	456
Restricted investments in bank stock	322	309
Investment securities:
U.S. government agency and corporations	5,809	5,973
States and political subdivisions (nontaxable)	4,308	4,690
States and political subdivisions (taxable)	1,770	1,778
Total interest income	107,022	93,835
Interest expense:
Deposits	43,165	28,945
Secured borrowings	435	475
Other short-term borrowings	1,557	2,368
Total interest expense	45,157	31,788
Net interest income	61,865	62,047
Provision for credit losses on loans	1,325	1,491
Net provision (benefit) for credit losses on unfunded loan commitments	140	(165)
Net interest income after provision for credit losses	60,400	60,721
Other income:
Service charges on deposit accounts	3,942	3,996
Interchange fees	4,929	4,769
Service charges on loans	1,299	1,023
Fees from trust fiduciary activities	3,638	3,003
Fees from financial services	1,076	941
Fees and other revenue	1,672	2,133
Earnings on bank-owned life insurance	1,497	1,325
Gain (loss) on write-down, sale or disposal of:
Loans	972	899
Available-for-sale debt securities	-	(6,468)
Premises and equipment	(12)	(216)
Total other income	19,013	11,405
Other expenses:
Salaries and employee benefits	28,843	25,642
Premises and equipment	8,781	8,787
Data processing and communication	2,873	2,776
Advertising and marketing	2,881	3,171
Professional services	4,393	3,822
Automated transaction processing	1,849	1,758
Office supplies and postage	732	716
PA shares tax	443	126
Loan collection	102	85
Other real estate owned	(9)	4
FDIC assessment	1,229	1,124
Other	3,424	3,859
Total other expenses	55,541	51,870
Income before income taxes	23,872	20,256
Provision for income taxes	3,078	2,046
Net income	$20,794	$18,210
Per share data:
Net income - basic	$3.63	$3.21
Net income - diluted	$3.60	$3.19
Dividends	$1.54	$1.46

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income
	Years Ended December 31,
(dollars in thousands)	2024	2023

Net income	$20,794	$18,210

Other comprehensive (loss) income, before tax:
Unrealized holding (loss) gain on available-for-sale debt securities	(1,228)	9,816
Reclassification adjustment for net losses realized in income	-	6,468
Amortization of unrealized loss on held-to-maturity securities	2,359	2,305
Net unrealized gain	1,131	18,589
Tax effect	(238)	(3,904)
Unrealized gain, net of tax	893	14,685
Other comprehensive income, net of tax	893	14,685
Total comprehensive income, net of tax	$21,687	$32,895

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity

For the years ended December 31, 2024 and 2023

				Accumulated
				other
	Capital stock		Retained	comprehensive	Treasury
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Stock	Total

Balance, December 31, 2022	5,630,794	$115,611	$119,754	$(71,152)	$(1,263)	$162,950
Cumulative-effect adjustment for adoption of ASU 2016-13	-	-	(1,326)	-	-	(1,326)
Net income	-	-	18,210	-	-	18,210
Other comprehensive income	-	-	-	14,685	-	14,685
Issuance of common stock through Employee Stock Purchase Plan	7,294	302	-	-	-	302
Re-issuance of common stock through Dividend Reinvestment Plan	34,054	305	-	-	1,331	1,636
Forfeited restricted dividend reinvestment shares	(43)	-	-	-	-	-
Issuance of common stock from vested restricted share grants through stock compensation plans	24,481	-	-	-	-	-
Issuance of common stock through exercise of SSARs	8,442	-	-	-	-	-
Stock-based compensation expense	-	1,648	-	-	-	1,648
Repurchase of shares to cover withholdings	(1,386)	(171)	-	-	(68)	(239)
Cash dividends declared	-	-	(8,387)	-	-	(8,387)
Balance, December 31, 2023	5,703,636	$117,695	$128,251	$(56,467)	$-	$189,479
Net income	-	-	20,794	-	-	20,794
Other comprehensive income	-	-	-	893	-	893
Issuance of common stock through Employee Stock Purchase Plan	6,764	280	-	-	-	280
Re-issuance of common stock through Dividend Reinvestment Plan	1,645	4	-	-	79	83
Forfeited restricted dividend reinvestment shares	(55)	-	-	-	-	-
Issuance of common stock from vested restricted share grants through stock compensation plans	25,868	-	-	-	-	-
Stock-based compensation expense	-	1,451	-	-	-	1,451
Repurchase of shares to cover withholdings	(1,606)	-	-	-	(79)	(79)
Cash dividends declared	-	-	(8,932)	-	-	(8,932)
Balance, December 31, 2024	5,736,252	$119,430	$140,113	$(55,574)	$-	$203,969

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Years Ended December 31,
(dollars in thousands)	2024	2023

Cash flows from operating activities:
Net income	$20,794	$18,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	5,668	5,703
Provision for credit losses on loans	1,325	1,491
Net provision (benefit) for credit losses on unfunded loan commitments	140	(165)
Deferred income tax benefit	(1,173)	(593)
Stock-based compensation expense	1,451	1,648
Excess tax benefit from exercise of SSARs	-	104
Proceeds from sale of loans held-for-sale	59,597	52,281
Originations of loans held-for-sale	(58,547)	(53,775)
Earnings from bank-owned life insurance	(1,497)	(1,325)
Gain from bank-owned life insurance claim	-	(142)
Net gain from sales of loans	(972)	(899)
Net loss from sales of investment securities	-	6,468
Net gain from sale and write-down of foreclosed assets held-for-sale	(13)	(2)
Net loss from write-down and disposal of bank premises and equipment	12	216
Operating lease payments	59	64
Change in:
Accrued interest receivable	(540)	(604)
Other assets	550	420
Accrued interest payable and other liabilities	2,709	592
Net cash provided by operating activities	29,563	29,692

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	-	60,338
Proceeds from maturities, calls and principal pay-downs	22,786	24,973
Purchases	(15,389)	-
(Increase) decrease in restricted investments in bank stock	(56)	1,363
Net increase in loans and leases	(118,987)	(122,032)
Principal portion of lease payments received under direct finance leases	4,447	5,260
Purchase of bank-owned life insurance policies	(2,000)	-
Purchases of bank premises and equipment	(4,663)	(6,954)
Proceeds from death benefits received on bank-owned life insurance	-	931
Proceeds from sale of bank premises and equipment	20	844
Proceeds from sale of foreclosed assets held-for-sale	254	2
Net cash used in investing activities	(113,588)	(35,275)

Cash flows from financing activities:
Net increase (decrease) in deposits	182,397	(8,461)
Net (decrease) increase in borrowings	(118,101)	103,818
Repayment of finance lease obligation	(219)	(229)
Proceeds from employee stock purchase plan participants	280	302
Repurchase of shares to cover withholdings	(79)	(239)
Dividends paid, net of dividends reinvested	(8,849)	(6,750)
Net cash provided by financing activities	55,429	88,441
Net increase (decrease) in cash and cash equivalents	(28,596)	82,858
Cash and cash equivalents, beginning	111,949	29,091

Cash and cash equivalents, ending	$83,353	$111,949

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
(dollars in thousands)	2024	2023
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$43,211	$29,194
Income tax
Federal taxes	4,350	2,550
State taxes	66	40
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized losses on available-for-sale securities	(1,228)	16,284
Cumulative-effect adjustment for adoption of ASU 2016-13	-	(1,326)
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity	2,359	2,305
Transfers from/(to) loans to/(from) foreclosed assets held-for-sale	669	(168)
Transfers from/(to) loans to/(from) loans held-for-sale, net	855	(1,967)
Transfers from premises and equipment to other assets held-for-sale	268	-
Right-of-use asset	1,420	(81)
Lease liability	1,512	(81)

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

HELD-TO-MATURITY SECURITIES

Debt securities, for which the Company has the positive intent and ability to hold to maturity, are reported at amortized cost. Premiums and discounts are amortized or accreted, as a component of interest income over the life of the related security (or earlier call date for premiums) as an adjustment to yield using the interest method. The Company had held-to-maturity securities with balances of $225.8 million and $224.2 million at  December 31, 2024 and 2023, respectively.

TRADING SECURITIES

Debt securities held principally for resale in the near-term, or trading securities, are recorded at their fair values. Unrealized gains and losses are included in other income. The Company did not have investment securities held for trading purposes during 2024 or 2023.

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

Commitments to sell one-to-four family residential mortgage loans are made primarily during the period between the intent to proceed and the closing of the mortgage loan. The timing of making these sale commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sales commitments are made on a best-efforts basis whereby the Company is only obligated to sell the mortgage if the mortgage loan is approved and closed by the Company. Commitments to fund mortgage loans (rate lock commitments) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in gains or losses on sales of loans. The fair value of these derivative instruments was not significant at December 31, 2024 and 2023.

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

Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Such derivatives are recorded as assets or liabilities at fair value with changes in fair value recorded in other comprehensive income, net of tax. Derivative financial instruments that do not meet specified hedging criteria would be recorded at fair value with changes in fair value charged to earnings.

Cash flows resulting from the derivative financial instruments that are accounted for as hedges are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

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

For individually evaluated assets, an ACL is determined separately for each financial asset based on an appropriate method per ASC Subtopic 326-20. As of the reporting date, the Company is using the collateral and cash flow methods.

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

Goodwill is reviewed for impairment annually as of November 30 and between annual tests when events and circumstances indicate that impairment may have occurred. Goodwill impairment exists when the carrying amount of a reporting unit exceeds its fair value. A qualitative test can be performed to determine whether it is more likely than not that the fair value of the Company is less than its carrying amount, including goodwill. In this qualitative assessment, the Company evaluates events and circumstances which include general banking industry conditions and trends, the overall financial performance of the Company, the performance of the Company’s common stock and key financial performance metrics of the Company. If the qualitative review indicates that it is not more likely than not that the carrying value exceeds its fair value, no further evaluation needs to be performed. If the results of the qualitative review indicate it is more likely than not that the fair value is less than the carrying value, then the Company performs a quantitative impairment test. During 2024, the Company determined it is not more likely than not that the fair value exceeds its carrying value therefore no quantitative analysis was necessary.

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

REVENUE RECOGNITION

The Company recognizes revenue from contracts with customers when it satisfies its performance obligations. The Company’s performance obligations are generally satisfied as services are rendered and can either be satisfied at a point in time or over time. The majority of the Company’s revenues are generated through interest earned on securities and loans. In addition, the Company has other non-interest income streams such as fees associated with mortgage servicing rights which amortized to net mortgage servicing fees within other income, loan service charges, life insurance earnings, rental income and gains/losses on the sale of loans.

INCOME TAXES

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The benefit of a tax position is recognized on the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. For tax positions not meeting the more likely than not threshold, no tax benefit is recorded. Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company had no material unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2024 and 2023, respectively.

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

The Company is required by the Federal Reserve Bank to maintain average reserve balances based on a percentage of deposits. There were no reserve requirements on December 31, 2024 and 2023.

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

The following tables illustrate the changes in accumulated other comprehensive income by component and the details about the components of accumulated other comprehensive income as of and for the periods indicated:

As of and for the year ended December 31, 2024
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(40,760)	$(15,707)	$(56,467)

Other comprehensive loss before reclassifications, net of tax	(971)	-	(971)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	1,864	1,864
Net current-period other comprehensive (loss) income	(971)	1,864	893
Ending balance	$(41,731)	$(13,843)	$(55,574)

As of and for the year ended December 31, 2023
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(53,624)	$(17,528)	$(71,152)

Other comprehensive income before reclassifications, net of tax	7,754	-	7,754
Amounts reclassified from accumulated other comprehensive income, net of tax	5,110	1,821	6,931
Net current-period other comprehensive income	12,864	1,821	14,685
Ending balance	$(40,760)	$(15,707)	$(56,467)

Details about accumulated other	Amount reclassified from accumulated		Affected line item in the statement
comprehensive income components	other comprehensive income		where net income is presented
(dollars in thousands)	2024	2023

Unrealized gains (losses) on AFS debt securities	$-	$(6,468)	Gain (loss) on sale of investment securities
Amortization of unrealized loss on held-to-maturity securities	(2,359)	(2,305)	Interest income on investment securities
Total reclassifications for the period	(2,359)	(8,773)	Income before income taxes
Income tax effect	495	1,842	Provision for income taxes
Total reclassifications for the period	$(1,864)	$(6,931)	Net income

4.	INVESTMENT SECURITIES

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

The Company did not record any allowance for credit losses on its available-for-sale or held-to-maturity securities. The Company excludes accrued interest receivable from the amortized cost basis of investment securities disclosed throughout this footnote. As of December 31, 2024 and 2023, accrued interest receivable for investment securities totaled $3.4 million and $3.4 million, respectively, and is included in the accrued interest receivable line in the consolidated balance sheets. Amortized cost and fair value of investment securities as of the period indicated are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2024
Held-to-maturity securities:
Agency - GSE	$82,486	$-	$(8,092)	$74,394
Obligations of states and political subdivisions	143,278	-	(23,097)	120,181

Total held-to-maturity securities	$225,764	$-	$(31,189)	$194,575

Available-for-sale debt securities:
Agency - GSE	$31,273	$-	$(3,073)	$28,200
Obligations of states and political subdivisions	135,149	-	(15,891)	119,258
MBS - GSE residential	217,858	-	(33,859)	183,999

Total available-for-sale debt securities	$384,280	$-	$(52,823)	$331,457

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2023
Held-to-maturity securities:
Agency - GSE	$81,382	$-	$(7,561)	$73,821
Obligations of states and political subdivisions	142,851	-	(19,496)	123,355

Total held-to-maturity securities	$224,233	$-	$(27,057)	$197,176

Available-for-sale debt securities:
Agency - GSE	$31,178	$-	$(3,633)	$27,545
Obligations of states and political subdivisions	138,217	1	(15,421)	122,797
MBS - GSE residential	226,240	-	(32,542)	193,698

Total available-for-sale debt securities	$395,635	$1	$(51,596)	$344,040

The amortized cost and fair value of debt securities at December 31, 2024 by contractual maturity are shown below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
Due in one year or less	$-	$-
Due after one year through five years	34,969	32,691
Due after five years through ten years	80,154	69,957
Due after ten years	110,641	91,927
Total held-to-maturity securities	$225,764	$194,575

Available-for-sale securities:
Debt securities:
Due in one year or less	$4,952	$4,896
Due after one year through five years	39,728	35,782
Due after five years through ten years	12,898	11,004
Due after ten years	108,335	95,776

MBS - GSE residential	217,350	183,999
Total available-for-sale debt securities	$383,263	$331,457

There was  $0.5 million increase to the carrying value of municipal AFS securities and a $0.5 million increase to the carrying value of mortgage-backed securities resulting from the interest rate swap that was not included in the maturity table above.

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

Some of the Company’s debt securities are pledged to secure trust funds, public deposits, short-term borrowings, FHLB advances, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law. Securities pledged at December 31, 2024 had a carrying amount of $398.8 million and were pledged to secure public deposits, trust client deposits, borrowings and derivative instruments.

Gross realized gains and losses from sales, determined using specific identification, for the periods indicated were as follows:

	December 31,
(dollars in thousands)	2024	2023

Gross realized gain	$-	$533
Gross realized loss	-	(7,001)

Net gain	$-	$(6,468)

The following table presents the fair value and gross unrealized losses of investments aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of the period indicated:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

December 31, 2024
Agency - GSE	$-	$-	$102,594	$(11,165)	$102,594	$(11,165)
Obligations of states and political subdivisions	384	(11)	239,055	(38,469)	239,439	(38,480)
MBS - GSE residential	15,050	(253)	168,949	(33,099)	183,999	(33,352)
Total	$15,434	$(264)	$510,598	$(82,733)	$526,032	$(82,997)
Number of securities	8		416		424

December 31, 2023
Agency - GSE	$-	$-	$101,366	$(11,194)	$101,366	$(11,194)
Obligations of states and political subdivisions	781	(22)	244,224	(33,814)	245,005	(33,836)
MBS - GSE residential	-	-	193,698	(31,462)	193,698	(31,462)
Total	$781	$(22)	$539,288	$(76,470)	$540,069	$(76,492)
Number of securities	2		414		416

There was a $1.0 million and $2.2 million increase to the carrying value of AFS securities resulting from the interest rate swap that increased the unrealized loss position at December 31, 2024 and 2023, respectively, that was not included in the table above.

The Company had 424 debt securities in an unrealized loss position at  December 31, 2024, including 46 agency-GSE securities, 142 MBS – GSE residential securities and 236 municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at December 31, 2024: 9.81% for agency - GSE, 15.34% for total MBS-GSE residential; and 13.85% for municipals. Management has no intent to sell any securities in an unrealized loss position as of December 31, 2024.

The Company reassessed classification of certain investments and effective April 1, 2022, the Company transferred agency and municipal investment securities with a book value of $245.5 million from available-for-sale to held-to-maturity. The securities were transferred at their fair value. The market value of the securities on the date of the transfer was $221.7 million, after netting unrealized losses totaling $18.9 million. The $18.9 million, net of deferred taxes, is being accreted into other comprehensive income over the life of the bonds. The allowance for credit losses on these securities was evaluated under the accounting policy for HTM debt securities.

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

5.	LOANS AND LEASES

The classifications of loans and leases at December 31, 2024 and 2023 are summarized as follows:

(dollars in thousands)	December 31, 2024	December 31, 2023
Commercial and industrial:
Commercial	$172,834	$152,640
Municipal	101,706	94,724
Commercial real estate:
Non-owner occupied	394,219	337,671
Owner occupied	304,889	278,293
Construction	50,930	39,823
Consumer:
Home equity installment	54,214	56,640
Home equity line of credit	58,130	52,348
Auto loans - Recourse	11,389	10,756
Auto loans - Non-recourse	75,440	112,595
Direct finance leases	27,827	33,601
Other	23,848	16,500
Residential:
Real estate	504,815	465,010
Construction	20,507	36,536
Total	1,800,748	1,687,137
Less:
Allowance for credit losses on loans	(19,666)	(18,806)
Unearned lease revenue	(1,946)	(2,039)
Loans and leases, net	$1,779,136	$1,666,292

Total unamortized net costs and premiums included in loan totals were as follows:

(dollars in thousands)	December 31, 2024	December 31, 2023
Net unamortized fair value mark discount on acquired loans	$(4,867)	$(6,468)
Net unamortized deferred loan origination costs	4,981	4,930
Total	$114	$(1,538)

The Company excludes accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of December 31, 2024 and 2023, accrued interest receivable for loans totaled $6.3 million and $5.7 million, respectively, and is included in the accrued interest receivable line in the consolidated balance sheets and is excluded from the estimate of credit losses.

Direct finance leases include the lease receivable and the guaranteed lease residual. Unearned lease revenue represents the difference between the Company’s investment in the property and the gross investment in the lease. Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgages serviced for others amounted to $495.4 million as of December 31, 2024 and $477.7 million as of December 31, 2023. Mortgage servicing rights amounted to $1.3 million and $1.5 million as of December 31, 2024 and 2023, respectively.

During the second quarter of 2024, the Company reviewed its commercial real estate loan portfolios to ensure the loans in those portfolios reflect proper purpose and collateral. Based on this analysis, loans with a net balance of $25.4 million were reclassified between commercial real estate owner-occupied and commercial real estate non-owner-occupied categories. This adjustment was applied to December 31, 2023, for purposes of comparison. As of December 31, 2023, the non-owner-occupied portfolio increased, and the owner-occupied portfolio decreased by $26.1 million. This change had no significant impacts on the allowance for credit losses.

Non-accrual loans

Non-accrual loans and loans past due over 89 days still accruing, segregated by class, at December 31, 2024 and 2023, were as follows:

(dollars in thousands)	Non-accrual With No Allowance for Credit Loss	Non-accrual With an Allowance for Credit Loss	Total Non-accrual	Loans Past Due Over 89 Days Still Accruing
At December 31, 2024
Commercial and industrial:
Commercial	$35	$2,673	$2,708	$-
Municipal	-	-	-	-
Commercial real estate:
Non-owner occupied	711	-	711	-
Owner occupied	2,505	84	2,589	-
Consumer:
Home equity installment	41	-	41	-
Home equity line of credit	281	180	461	-
Auto loans - Recourse	-	-	-	-
Auto loans - Non-recourse	52	-	52	-
Direct finance leases	-	-	-	32
Other	20	-	20	-
Residential:
Real estate	549	212	761	-
Total	$4,194	$3,149	$7,343	$32

(dollars in thousands)	Non-accrual With No Allowance for Credit Loss	Non-accrual With an Allowance for Credit Loss	Total Non-accrual	Loans Past Due Over 89 Days Still Accruing
At December 31, 2023
Commercial and industrial:
Commercial	$39	$16	$55	$-
Municipal	-	-	-	-
Commercial real estate:
Non-owner occupied	252	-	252	-
Owner occupied	2,040	210	2,250	-
Consumer:
Home equity installment	70	-	70	-
Home equity line of credit	297	67	364	-
Auto loans - Recourse	-	-	-	-
Auto loans - Non-recourse	32	7	39	-
Direct finance leases	-	-	-	14
Other	-	-	-	-
Residential:
Real estate	278	-	278	-
Total	$3,008	$300	$3,308	$14

The decision to place loans on non-accrual status is made on an individual basis after considering factors pertaining to each specific loan. C&I and CRE loans are placed on non-accrual status when management has determined that payment of all contractual principal and interest is in doubt or the loan is past due 90 days or more as to principal and interest, unless well-secured and in the process of collection. Consumer loans secured by real estate and residential mortgage loans are placed on non-accrual status at 90 days past due as to principal and interest and unsecured consumer loans are charged-off when the loan is 90 days or more past due as to principal and interest. The Company considers all non-accrual loans to be individually evaluated loans.

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

The following table presents the amortized cost basis of loans at  December 31, 2024 and 2023 that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2024 and 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Loans modified during the twelve months ended:
(dollars in thousands)	December 31, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Commercial and industrial:
Commercial	$-	$50	$-	$-	$-	$-	0.03%
Commercial real estate:
Non-owner occupied	-	285	-	-	-	-	0.07%
Owner occupied	-	1,528	6,627	-	-	-	2.67%
Total	$-	$1,863	$6,627	$-	$-	$-

	Loans modified during the twelve months ended:
(dollars in thousands)	December 31, 2023
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Commercial and industrial:
Commercial	$-	$40	$-	$-	$-	$-	0.03%
Commercial real estate:
Non-owner occupied	-	-	915	3,068	-	-	1.18%
Owner occupied	-	1,539	125	-	-	-	0.60%
Total	$-	$1,579	$1,040	$3,068	$-	$-

The Company has not committed to lend additional amounts to the borrowers included in the previous tables.

The following tabled represents the performance of such loans that have been modified in the last 12 months as of December 31, 2024 and 2023:

(dollars in thousands)	December 31, 2024
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due

Commercial and industrial:
Commercial	$-	$50	$-	$-	$50
Commercial real estate:
Non-owner occupied	-	-	-	285	285
Owner occupied	8,155	-	-	-	-
Total	$8,155	$50	$-	$285	$335

(dollars in thousands)	December 31, 2023
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due

Commercial and industrial:
Commercial	$40	$-	$-	$-	$-
Commercial real estate:
Non-owner occupied	3,918	-	65	-	65
Owner occupied	1,664	-	-	-	-
Total	$5,622	$-	$65	$-	$65

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the twelve months ended December 31, 2024 and 2023:

(dollars in thousands)	December 31, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Months)

Commercial real estate:
Owner occupied	$-	-	12.0

(dollars in thousands)	December 31, 2023
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Months)

Commercial real estate:
Non-owner occupied	$-	6.13%	8.8
Owner occupied	-	-	74.0
Total	$-	6.13%	82.8

The following table provides the amortized cost basis of financing receivables that had a payment default during the twelve months ended December 31, 2024 and 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty:

Loans modified within the previous twelve months that subsequently defaulted:
(dollars in thousands)	December 31, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction

Commercial and industrial:
Commercial	$-	$50	$-	$-
Commercial real estate:
Non-owner occupied	-	285	-	-
Total	$-	$335	$-	$-

Loans modified within the previous twelve months that subsequently defaulted:
(dollars in thousands)	December 31, 2023
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction

Commercial real estate:
Non-owner occupied	$-	$-	$65	$-
Total	$-	$-	$65	$-

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

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2024	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial:
Commercial	$61	24	2,708	$2,793	$170,041	$172,834		$-
Municipal	-	-	-	-	101,706	101,706		-
Commercial real estate:
Non-owner occupied	27	-	711	738	393,481	394,219		-
Owner occupied	2,348	589	2,589	5,526	299,363	304,889		-
Construction	-	-	-	-	50,930	50,930		-
Consumer:
Home equity installment	232	121	41	394	53,820	54,214		-
Home equity line of credit	226	-	461	687	57,443	58,130		-
Auto loans - Recourse	173	18	-	191	11,198	11,389		-
Auto loans - Non-recourse	447	54	52	553	74,887	75,440		-
Direct finance leases	284	27	32	343	25,538	25,881	(2)	32
Other	8	15	20	43	23,805	23,848		-
Residential:
Real estate	-	695	761	1,456	503,359	504,815		-
Construction	-	-	-	-	20,507	20,507		-
Total	$3,806	$1,543	$7,375	$12,724	$1,786,078	$1,798,802		$32

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.9 million. (3) Includes net deferred loan costs of $5.0 million and net unamortized fair value mark discount on acquired loans of $4.9 million.

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

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $2.0 million. (3) Includes net deferred loan costs of $4.9 million and net unamortized fair value mark discount on acquired loans of $6.5 million.

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

The following table presents loans including $5.0 million and $4.9 million of deferred costs, and $4.9 million and $6.5 million of fair value mark discount, segregated by class and vintage, categorized into the appropriate credit quality indicator category as of December 31, 2024 and 2023, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

As of  December 31, 2024

(dollars in thousands)

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk Rating
Pass	$26,711	$22,519	$11,367	$15,837	$2,957	$14,581	$74,871	$-	$168,843
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	35	169	2,684	12	991	100	-	3,991
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	$26,711	$22,554	$11,536	$18,521	$2,969	$15,572	$74,971	$-	$172,834
Current period gross write-offs	$-	$-	$141	$35	$21	$202	$-	$-	$399

Commercial and industrial - municipal
Risk Rating
Pass	$10,549	$23,789	$14,509	$24,102	$12,535	$16,222	$-	$-	$101,706
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial - municipal	$10,549	$23,789	$14,509	$24,102	$12,535	$16,222	$-	$-	$101,706
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - non-owner occupied
Risk Rating
Pass	$69,675	$34,230	$72,073	$66,554	$45,215	$90,237	$8,513	$-	$386,497
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	685	115	6,922	-	-	7,722
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	$69,675	$34,230	$72,073	$67,239	$45,330	$97,159	$8,513	$-	$394,219
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied
Risk Rating
Pass	$52,059	$31,026	$31,983	$41,420	$20,746	$91,316	$15,951	$-	$284,501
Special Mention	-	-	-	-	514	886	-	-	1,400
Substandard		-	6,758	906	510	10,784	30	-	18,988
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	$52,059	$31,026	$38,741	$42,326	$21,770	$102,986	$15,981	$-	$304,889
Current period gross write-offs	$-	$-	$-	$-	$-	$132	$-	$-	$132

Commercial real estate - construction
Risk Rating
Pass	$21,400	$26,055	$1,665	$-	$-	$293	$1,517	$-	$50,930
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - construction	$21,400	$26,055	$1,665	$-	$-	$293	$1,517	$-	$50,930
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

As of  December 31, 2024

(dollars in thousands)

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Home equity installment
Payment performance
Performing	$7,214	$7,296	$15,611	$7,779	$6,464	$9,809	$-	$-	$54,173
Non-performing	-	-	-	-	-	41	-	-	41
Total home equity installment	$7,214	$7,296	$15,611	$7,779	$6,464	$9,850	$-	$-	$54,214
Current period gross write-offs	$-	$-	$-	$-	$-	$7	$-	$-	$7

Home equity line of credit
Payment performance
Performing	$-	$-	$-	$-	$-	$-	$47,487	$10,182	$57,669
Non-performing	-	-	-	-	-	-	461	-	461
Total home equity line of credit	$-	$-	$-	$-	$-	$-	$47,948	$10,182	$58,130
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$41	$-	$41

Auto loans - recourse
Payment performance
Performing	$4,743	$2,336	$1,179	$1,735	$1,094	$302	$-	$-	$11,389
Non-performing	-	-	-	-	-	-	-	-	-
Total auto loans - recourse	$4,743	$2,336	$1,179	$1,735	$1,094	$302	$-	$-	$11,389
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Auto loans - non-recourse
Payment performance
Performing	$5,402	$27,679	$27,790	$9,981	$3,588	$948	$-	$-	$75,388
Non-performing	-	-	-	48	-	4	-	-	52
Total auto loans - non-recourse	$5,402	$27,679	$27,790	$10,029	$3,588	$952	$-	$-	$75,440
Current period gross write-offs	$-	$22	$67	$23	$6	$13	$-	$-	$131

Direct finance leases (1)
Payment performance
Performing	$8,598	$7,121	$7,592	$2,444	$94	$-	$-	$-	$25,849
Non-performing	-	-	-	32	-	-	-	-	32
Total direct finance leases	$8,598	$7,121	$7,592	$2,476	$94	$-	$-	$-	$25,881
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer - other
Payment performance
Performing	$11,794	$6,048	$1,760	$1,055	$398	$617	$2,156	$-	$23,828
Non-performing	-	-	20	-	-	-	-	-	20
Total consumer - other	$11,794	$6,048	$1,780	$1,055	$398	$617	$2,156	$-	$23,848
Current period gross write-offs	$38	$93	$30	$31	$7	$41	$-	$-	$240

Residential real estate
Payment performance
Performing	$35,008	$64,399	$89,014	$137,434	$51,728	$126,471	$-	$-	$504,054
Non-performing	-	315	-	-	-	446	-	-	761
Total residential real estate	$35,008	$64,714	$89,014	$137,434	$51,728	$126,917	$-	$-	$504,815
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential - construction
Payment performance
Performing	$15,601	$2,894	$-	$2,012	$-	$-	$-	$-	$20,507
Non-performing	-	-	-	-	-	-	-	-	-
Total residential - construction	$15,601	$2,894	$-	$2,012	$-	$-	$-	$-	$20,507
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

(1) Net of unearned lease revenue of $1.9 million.

Commercial credit exposure

Credit risk profile by creditworthiness category

As of December 31, 2023

(dollars in thousands)

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk Rating
Pass	$30,328	$19,115	$22,820	$4,848	$6,922	$12,156	$53,758	$-	$149,947
Special Mention	-	597	288	-	-	55	30	-	970
Substandard	-	-	16	20	53	324	1,310	-	1,723
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	$30,328	$19,712	$23,124	$4,868	$6,975	$12,535	$55,098	$-	$152,640
Current period gross write-offs	$-	$-	$300	$20	$-	$-	$-	$-	$320

Commercial and industrial - municipal
Risk Rating
Pass	$27,016	$13,933	$21,241	$13,137	$1,445	$17,952	$-	$-	$94,724
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial - municipal	$27,016	$13,933	$21,241	$13,137	$1,445	$17,952	$-	$-	$94,724
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - non-owner occupied
Risk Rating
Pass	$34,349	$57,874	$72,806	$48,088	$16,245	$89,117	$7,168	$-	$325,647
Special Mention	-	-	1,044	304	-	1,375	-	-	2,723
Substandard	-	65	1,063	129	566	7,478	-	-	9,301
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	$34,349	$57,939	$74,913	$48,521	$16,811	$97,970	$7,168	$-	$337,671
Current period gross write-offs	$-	$-	$-	$-	$-	$32	$-	$-	$32

Commercial real estate - owner occupied
Risk Rating
Pass	$29,182	$38,767	$45,643	$23,980	$25,781	$85,167	$9,342	$-	$257,862
Special Mention	-	199	554	-	-	-	125	-	878
Substandard	-	7,029	379	560	-	10,991	594	-	19,553
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	$29,182	$45,995	$46,576	$24,540	$25,781	$96,158	$10,061	$-	$278,293
Current period gross write-offs	$-	$-	$-	$-	$-	$59	$-	$-	$59

Commercial real estate - construction
Risk Rating
Pass	$15,075	$17,358	$852	$-	$-	$3,739	$2,799	$-	$39,823
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - construction	$15,075	$17,358	$852	$-	$-	$3,739	$2,799	$-	$39,823
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

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

Collateral dependent loans

Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the financial asset is expected to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. The following table presents the individually evaluated, collateral dependent loans as of December 31, 2024 and 2023:

(dollars in thousands)	Real Estate	Other	Total Collateral-Dependent Loans
At December 31, 2024
Commercial and industrial:
Commercial	$-	$2,708	$2,708
Commercial real estate:
Non-owner occupied	711	-	711
Owner occupied	2,589	-	2,589
Consumer:
Home equity installment	41	-	41
Home equity line of credit	461	-	461
Auto loans - Non-recourse	-	52	52
Other	20	-	20
Residential:
Real estate	761	-	761
Total	$4,583	$2,760	$7,343

(dollars in thousands)	Real Estate	Other	Total Collateral-Dependent Loans
At December 31, 2023
Commercial and industrial:
Commercial	$-	$55	$55
Commercial real estate:
Non-owner occupied	252	-	252
Owner occupied	2,250	-	2,250
Consumer:
Home equity installment	70	-	70
Home equity line of credit	364	-	364
Auto loans - Non-recourse	-	39	39
Residential:
Real estate	278	-	278
Total	$3,214	$94	$3,308

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

Information related to the change in the allowance for credit losses on loans and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the year ended December 31, 2024
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$1,850	$8,835	$2,391	$5,694	$36	$18,806
Charge-offs	(399)	(132)	(419)	-	-	(950)
Recoveries	12	352	76	45	-	485
Provision (benefit) for credit losses	882	(112)	329	250	(24)	1,325
Ending balance	$2,345	$8,943	$2,377	$5,989	$12	$19,666

As of and for the year ended December 31, 2023
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,924	$7,162	$2,827	$4,169	$67	$17,149
Impact of adopting ASC 326	278	756	(547)	198	(67)	618
Initial allowance on loans purchased with credit deterioration	-	126	-	-	-	126
Charge-offs	(320)	(91)	(463)	-	-	(874)
Recoveries	57	44	165	30	-	296
Provision	(1,089)	838	409	1,297	36	1,491
Ending balance	$1,850	$8,835	$2,391	$5,694	$36	$18,806

Unfunded commitments

The Company's allowance for credit losses on unfunded commitments is recognized as a liability on the consolidated balance sheets, with adjustments to the reserve recognized in the provision for credit losses on unfunded commitments on the consolidated statements of income. The Company's activity in the allowance for credit losses on unfunded commitments for the period was as follows:

(dollars in thousands)	For the Twelve Months Ended December 31, 2024	For the Twelve Months Ended December 31, 2023
Beginning balance	$944	$49
Impact of adopting ASC 326	-	1,060
Provision (benefit) for credit losses	140	(165)
Ending balance	$1,084	$944

Direct finance leases

The Company originates direct finance leases through three automobile dealerships. The carrying amount of the Company’s lease receivables, net of unearned income, was $4.5 million and $6.1 million as of December 31, 2024 and 2023, respectively. The residual value of the direct finance leases is fully guaranteed by the dealerships. Residual values amounted to $20.9 million and $25.1 million at December 31, 2024 and 2023, respectively, and are included in the carrying value of direct finance leases. As of December 31, 2024, there was also $553 thousand in deferred lease expense included in the carrying value of direct finance leases that is not included in the table below.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2025	$13,784
2026	8,439
2027	4,104
2028	842
2029	105
2030 and thereafter	-
Total future minimum lease payments receivable	27,274
Less: Unearned income	(1,946)
Undiscounted cash flows to be received	$25,328

6.	BANK PREMISES AND EQUIPMENT

Components of bank premises and equipment are summarized as follows:

	As of December 31,
(dollars in thousands)	2024	2023

Land	$3,194	$3,226
Bank premises	23,231	18,328
Furniture, fixtures and equipment	15,517	15,821
Leasehold improvements	11,336	10,651
Construction in process	6,370	8,812

Total	59,648	56,838

Less accumulated depreciation and amortization	(23,734)	(22,606)

Bank premises and equipment, net	$35,914	$34,232

Depreciation expense, which includes amortization of leasehold improvements, was $2.4 million and $2.5 million for the years ended December 31, 2024 and 2023, respectively. The estimated useful life was 40 years for bank premises, 3 to 7 years for furniture and fixtures and for leasehold improvements was the term of the lease.

7.	DEPOSITS

The scheduled maturities of certificates of deposit as of December 31, 2024 were as follows:

(dollars in thousands)	Amount	Percent
2025	$324,348	95.7%
2026	8,089	2.4
2027	3,085	0.9
2028	1,250	0.4
2029	1,256	0.4
2030 and thereafter	872	0.2

Total	$338,900	100.0%

Certificates of deposit of $250,000 or more aggregated $108.8 million and $72.6 million at December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, $0.7 million and $0.5 million of overdraft deposits have been reclassified as loan balances.

As of December 31, 2024, available-for-sale investment securities with a combined fair value of $331.5 million and held-to-maturity investment securities with a combined carrying value of $225.8 million were available to be pledged as qualifying collateral to secure public deposits and trust funds. The Company required $321.4 million of the qualifying collateral to secure such deposits as of December 31, 2024 and the balance of $235.9 million was available for other pledging needs.

8.	SHORT-TERM BORROWINGS

The components of short-term borrowings are summarized as follows:

	As of December 31,
(dollars in thousands)	2024	2023

Overnight borrowings	$-	$60,000
Other short-term borrowings	-	57,000
Total	$-	$117,000

The maximum and average amounts of short-term borrowings outstanding and related interest rates as of the periods indicated are as follows:

	Maximum		Weighted-
	outstanding		average
	at any	Average	rate during	Rate at
(dollars in thousands)	month end	outstanding	the year	year-end
December 31, 2024
Overnight borrowings	$73,120	$4,121	5.52%	-%
Federal Reserve Bank Term Funding Program	57,000	28,325	4.69	-
Total	$130,120	$32,446

December 31, 2023
Overnight borrowings	$92,000	$22,148	5.08%	5.50%
Federal Reserve Bank Term Funding Program	57,000	27,707	4.49	4.59
Other short-term borrowings	10	5	-	-
Total	$149,010	$49,860

Overnight borrowings may include Fed funds purchased from correspondent banks, open repurchase agreements with the FHLB and borrowings at the Discount Window from the Federal Reserve Bank of Philadelphia (FRB).

FHLB borrowings are collateralized by a blanket lien on all commercial and residential real estate loans. At December 31, 2024, the Company had $733.2 million available to borrow from the FHLB, $20.0 million from correspondent banks and $157.3 million that it could borrow at the FRB.

9.	FHLB ADVANCES AND OTHER BORROWINGS

The Company had no FHLB advances as of December 31, 2024 and 2023.

As of December 31, 2024 and 2023, the Company had secured borrowings with a carrying value of $6.2 million and $7.4 million related to certain acquired sold loan participations that did not qualify for sales treatment. The carrying value includes a $42 thousand and $47 thousand purchase accounting fair value adjustment as of  December 31, 2024 and 2023.

The maturity and weighted-average interest rate of secured borrowings as of the periods indicated is as follows:

As of December 31, 2024
(dollars in thousands)	Amount	Rate

2025	$-	-%
2026	-	-
2027	-	-
2028	-	-
2029	-	-
2030 and thereafter	6,224	5.73
Total	$6,224	5.73%

10.	STOCK PLANS

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

At the 2022 annual shareholders' meeting, the Company's shareholders approved and the Company adopted the 2022 Omnibus Stock Incentive Plan which replaced the 2012 Omnibus Stock Incentive Plan and the 2012 Director Stock Incentive Plan (collectively, the 2012 stock incentive plans). The 2012 stock incentive plans expired in 2022. Unless terminated by the Company’s board of directors, the 2022 Omnibus Stock Incentive Plan will expire on, and no stock-based awards shall be granted after the year 2032.

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

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during 2024 and 2023 under the 2022 stock incentive plans:

	2024			2023
			Weighted-			Weighted-
	Shares		average grant	Shares		average grant
	granted		date fair value	granted		date fair value

Omnibus plan	10,000	(2)	$46.96	18,000	(2)	49.43
Omnibus plan	1,558	(2)	46.96	17,684	(3)	49.43
Omnibus plan	10,871	(3)	46.96	50	(1)	49.43
Omnibus plan	50	(1)	46.96	1,000	(3)	44.06
Total	22,479		$46.96	36,734		$49.28
(1) Vest after 1 year (2) Vest after 3 years – 33% each year (3) Vest fully after 3 years

The fair value of the shares granted in 2024 and 2023 was calculated using the grant date closing stock price.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 & 2022 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2022	23,872	38,614	62,486	$51.46
Granted	-	36,734	36,734	49.28
Forfeited	-	(1,020)	(1,020)	50.06
Vested	(11,353)	(13,128)	(24,481)	52.57
Non-vested balance at December 31, 2023	12,519	61,200	73,719	$50.03
Granted	-	22,479	22,479	46.96
Forfeited	-	(1,705)	(1,705)	48.45
Vested	(7,719)	(18,149)	(25,868)	51.03
Non-vested balance at December 31, 2024	4,800	63,825	68,625	$48.68

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2022	87,133	$9.69	4.5
Granted	-	-
Exercised	(22,807)	4.34
Forfeited	-	-
Outstanding December 31, 2023	64,326	$11.59	3.8
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding December 31, 2024	64,326	$11.59	2.8

All the SSARs outstanding at December 31, 2024, are fully vested and exercisable.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the years ended December 31, 2024 and 2023and the unrecognized stock-based compensation expense as of December 31, 2024:

(dollars in thousands)	2024	2023
Stock-based compensation expense:
2012 Director stock incentive plan	$259	$484
2012 Omnibus stock incentive plan	263	479
2022 Omnibus stock incentive plan	803	651
Employee stock purchase plan	126	34
Total stock-based compensation expense	$1,451	$1,648

As of
(dollars in thousands)	December 31, 2024
Unrecognized stock-based compensation expense:
2012 Director stock incentive plan	$30
2012 Omnibus stock incentive plan	30
2022 Omnibus stock incentive plan	1,318
Total unrecognized stock-based compensation expense	$1,378

The unrecognized stock-based compensation expense as of December 31, 2024 will be recognized ratably over the periods ended February 2025,  February 2025 and February 2027 for the 2012 Director Stock Incentive Plan, 2012 Omnibus Stock Incentive Plan and 2022 Omnibus Stock Incentive Plan, respectively.

In addition to the 2022 stock incentive plan, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined. As of December 31, 2024, 108,591 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

11.	INCOME TAXES

Pursuant to the accounting guidelines related to income taxes, the Company has evaluated its material tax positions as of December 31, 2024 and 2023. Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. In periods subsequent to December 31, 2024, determinations of potentially adverse material tax positions will be evaluated to determine whether an uncertain tax position may have previously existed or has been originated. In the event an adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with the Internal Revenue Service (IRS) guidelines, and will be recorded as a component of other expenses in the Company’s consolidated statements of income.

As of December 31, 2024, there were no unrecognized tax benefits that, if recognized, would significantly affect the Company’s effective tax rate. Also, there were no penalties and interest recognized in the consolidated statements of income in 2024 or 2023 as a result of management’s evaluation of whether an uncertain tax position may exist nor does the Company foresee a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the forthcoming twelve months. Tax returns filed with the IRS are subject to review by law under a three-year statute of limitations. The Company has not received notification from the IRS regarding adverse tax issues for the current year or from tax returns filed for tax years 2023, 2022, or 2021.

The following temporary differences gave rise to the net deferred tax asset, a component of other assets in the consolidated balance sheets, as of the periods indicated:

	As of December 31,
(dollars in thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses on loans	$4,130	$3,949
Net unrealized losses on available-for-sale securities	14,773	15,010
Deferred interest from non-accrual assets	216	187
Operating lease liabilities	2,040	1,795
Acquisition accounting	775	1,029
Other	1,485	1,797
Total	23,419	23,767

Deferred tax liabilities:
Loan fees and costs	(1,982)	(1,945)
Automobile leasing	(4,396)	(6,044)
Operating lease right-of-use assets	(1,845)	(1,632)
Depreciation	(1,588)	(1,451)
Mortgage loan servicing rights	(283)	(306)
Total	(10,094)	(11,378)
Deferred tax asset, net	$13,325	$12,389

The components of the total provision/(benefit) for income taxes for the years indicated are as follows:

	Years ended December 31,
(dollars in thousands)	2024	2023

Current income taxes:
Federal taxes	$4,185	$2,951
State taxes	66	40
Total current income taxes	4,251	2,991
Deferred income taxes:
Federal taxes	(1,173)	(945)
State taxes	-	-
Total deferred income taxes	(1,173)	(945)
Total provision for income taxes	$3,078	$2,046

The Company pays state income tax only to the state of New Jersey. The reconciliation between the expected statutory income tax and the actual provision for income taxes is as follows:

	Years ended December 31,

(dollars in thousands)	2024		2023
Expected provision at the statutory rate of 21%	$5,013	21.0%	$4,254	21.0%
Tax-exempt income	(2,398)	(10.1)	(2,251)	(11.1)
Bank owned life insurance	(284)	(1.2)	(276)	(1.4)
Nondeductible interest expense	1,173	4.9	883	4.4
Tax credits	(522)	(2.1)	(635)	(3.1)
State income tax	52	(0.1)	31	0.2
Other, net	44	0.5	40	0.1
Actual provision for income taxes	$3,078	12.9%	$2,046	10.1%

12.	RETIREMENT PLAN

The Company has a defined contribution profit sharing 401(k) plan covering substantially all of its employees. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Contributions to the plan approximated $1.0 million and $1.0 million in 2024 and 2023, respectively.

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

The Company uses fair value to measure certain assets and, if necessary, liabilities on a recurring basis when fair value is the primary measure for accounting. Thus, the Company uses fair value for AFS securities. Fair value is used on a non-recurring basis to measure certain assets when adjusting carrying values to market values, such as collateral dependent individually evaluated loans, other real estate owned (ORE) and other repossessed assets.

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments:

December 31, 2024
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$83,353	$83,353	$83,353	$-	$-
Held-to-maturity securities	225,764	194,575	-	194,575	-
Available-for-sale debt securities	331,457	331,457	-	331,457	-
Restricted investments in bank stock	3,961	3,961	-	3,961	-
Loans and leases, net	1,779,136	1,672,690	-	-	1,672,690
Loans held-for-sale	2,054	2,089	-	2,089	-
Accrued interest receivable	9,632	9,632	-	9,632	-
Interest rate swaps	209	209	-	209	-
Financial liabilities:
Deposits with no stated maturities	2,001,920	2,001,920	-	2,001,920	-
Time deposits	338,900	337,629	-	337,629	-
Secured borrowings	6,266	5,723	-	-	5,723
Accrued interest payable	4,988	4,988	-	4,988	-
Interest rate swaps	1,224	1,224	-	1,224	-

December 31, 2023
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$111,949	$111,949	$111,949	$-	$-
Held-to-maturity securities	224,233	197,176	-	197,176	-
Available-for-sale debt securities	344,040	344,040	-	344,040	-
Restricted investments in bank stock	3,905	3,905	-	3,905	-
Loans and leases, net	1,666,292	1,532,195	-	-	1,532,195
Loans held-for-sale	1,457	1,483	-	1,483	-
Accrued interest receivable	9,092	9,092	-	9,092	-
Interest rate swaps	171	171	-	171	-
Financial liabilities:
Deposits with no stated maturities	1,945,456	1,945,456	-	1,945,456	-
Time deposits	212,969	210,423	-	210,423	-
Short-term borrowings	117,000	117,010	-	117,010	-
Secured borrowings	7,372	8,067	-	-	8,067
Accrued interest payable	3,042	3,042	-	3,042	-
Interest rate swaps	2,332	2,332	-	2,332	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Agency - GSE	$28,200	$-	$28,200	$-
Obligations of states and political subdivisions	119,258	-	119,258	-
MBS - GSE residential	183,999	-	183,999	-
Total available-for-sale debt securities	$331,457	$-	$331,457	$-
Interest rate swaps	209	-	209	-
Total assets	$331,666	$-	$331,666	$-

Liabilities:
Interest rate swaps	$1,224	$-	$1,224	$-
Total liabilities	$1,224	$-	$1,224	$-

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Agency - GSE	$27,545	$-	$27,545	$-
Obligations of states and political subdivisions	122,797	-	122,797	-
MBS - GSE residential	193,698	-	193,698	-
Total available-for-sale debt securities	$344,040	$-	$344,040	$-
Interest rate swaps	171	-	171	-
Total assets	$344,211	$-	$344,211	$-

Liabilities:
Interest rate swaps	$2,332	$-	$2,332	$-
Total liabilities	$2,332	$-	$2,332	$-

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

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending December 31, 2024 and 2023, respectively.

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

			Quoted prices in	Significant other	Significant other
		Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	Valuation techniques	at December 31, 2024	(Level 1)	(Level 2)	(Level 3)

Individually evaluated loans	Fair value of collateral appraised value	$2,810	$-	$-	$2,810
Other repossessed assets	Fair value of asset less selling costs	1	-	-	1
Total		$2,811	$-	$-	$2,811

			Quoted prices in	Significant other	Significant other
		Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	Valuation techniques	at December 31, 2023	(Level 1)	(Level 2)	(Level 3)

Individually evaluated loans	Fair value of collateral appraised value	$120	$-	$-	$120
Other real estate owned	Fair value of asset less selling costs	1	-	-	1
Total		$121	$-	$-	$121

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

At December 31, 2024 and December 31, 2023, the range of liquidation expenses and other valuation adjustments applied to individually evaluated, collateral dependent loans ranged from -13.81% to -31.19% and from -31.47% to -31.47%, respectively. The weighted average of liquidation expenses and other valuation adjustments applied to individually evaluated, collateral dependent loans amounted to -24.85% as of December 31, 2024 and -31.47% as of December 31, 2023, respectively. Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed. Accordingly, fair value estimates for individually evaluated, collateral dependent loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable. Appraisals form the basis for determining the net realizable value from these properties. Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business. Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions. Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs. These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions. At December 31, 2023, the discounts applied to the appraised values of ORE ranged from -77.60% to -77.60%. As of December 31, 2023, the weighted average discount to the appraisal values of ORE amounted to -77.60%. At  December 31, 2024, the net realizable values of properties in ORE were higher than the carrying value.

At December 31, 2024, there was one other repossessed asset totaling $1 thousand. At December 31, 2023, there were no other repossessed assets. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.

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

The notional amount of the Company’s financial instruments with off-balance sheet risk was as follows:

	December 31,
(dollars in thousands)	2024	2023
Off-balance sheet financial instruments:
Commitments to extend credit	$455,510	$357,124
Standby letters of credit	30,552	17,294

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

The following table summarizes outstanding financial letters of credit, by maturity, as of December 31, 2024:

		More than
	Less than	one year to	Over five
(dollars in thousands)	one year	five years	years	Total
Secured by:
Collateral	$19,703	$2,884	$1,486	$24,073
Bank lines of credit	4,037	71	—	4,108
Other	657	—	—	657
	24,397	2,955	1,486	28,838
Unsecured	1,714	—	—	1,714
Total	$26,111	$2,955	$1,486	$30,552

The Company has not incurred losses on its commitments in 2024 and 2023.

14.	EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards. The Company maintains one active share-based compensation plan that may generate additional potentially dilutive common shares. For granted and unexercised stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued SSARs were exercised and converted into common stock. As of the years ended December 31, 2024 and 2023, there were 9,211 and 14,863 potentially dilutive shares related to issued and unexercised SSARs. The calculation did not include 46,423 weighted average unexercised SSARs because their effect was antidilutive as of December 31, 2024. For restricted stock, dilution would occur from the Company’s previously granted but unvested shares. There were 30,954 and 25,128 potentially dilutive shares related to unvested restricted share grants as of the years ended December 31, 2024 and 2023, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the years indicated:

	2024	2023
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$20,794	$18,210
Weighted-average common shares outstanding	5,732,532	5,676,711
Basic EPS	$3.63	$3.21

Diluted EPS:
Net income available to common shareholders	$20,794	$18,210
Weighted-average common shares outstanding	5,732,532	5,676,711
Potentially dilutive common shares	40,165	39,991
Weighted-average common and potentially dilutive shares outstanding	5,772,697	5,716,702
Diluted EPS	$3.60	$3.19

15.	REGULATORY MATTERS

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%. As of December 31, 2024 and 2023, the Bank exceeded all capital adequacy requirements to which it was subject.

The following table reflects the actual and required capital and the related capital ratios as of the periods indicated. No amounts were deducted from capital for interest-rate risk in either 2024 or 2023.

	Actual		Minimum for capital adequacy purposes				Minimum for capital adequacy purposes with capital conservation buffer*		Minimum to be well capitalized under prompt corrective action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of December 31, 2024

Total capital (to risk-weighted assets)
Consolidated	$259,790	14.8%	≥	$140,617	8.0%	≥	$184,560	10.5%		N/A	N/A
Bank	$258,437	14.7%	≥	$140,596	8.0%	≥	$184,532	10.5%	≥	$175,745	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$239,039	13.6%	≥	$79,097	4.5%	≥	$123,040	7.0%		N/A	N/A
Bank	$237,687	13.5%	≥	$79,085	4.5%	≥	$123,022	7.0%	≥	$114,234	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$239,039	13.6%	≥	$105,463	6.0%	≥	$149,406	8.5%		N/A	N/A
Bank	$237,687	13.5%	≥	$105,447	6.0%	≥	$149,384	8.5%	≥	$140,596	8.0%

Tier I capital (to average assets)
Consolidated	$239,039	9.2%	≥	$103,664	4.0%	≥	$103,664	4.0%		N/A	N/A
Bank	$237,687	9.2%	≥	$103,653	4.0%	≥	$103,653	4.0%	≥	$129,567	5.0%

As of December 31, 2023

Total capital (to risk-weighted assets)
Consolidated	$246,120	14.7%	≥	$134,255	8.0%	≥	$176,209	10.5%		N/A	N/A
Bank	$244,562	14.6%	≥	$134,238	8.0%	≥	$176,187	10.5%	≥	$167,797	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$225,135	13.4%	≥	$75,518	4.5%	≥	$117,473	7.0%		N/A	N/A
Bank	$223,576	13.3%	≥	$75,509	4.5%	≥	$117,458	7.0%	≥	$109,068	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$225,135	13.4%	≥	$100,691	6.0%	≥	$142,646	8.5%		N/A	N/A
Bank	$223,576	13.3%	≥	$100,678	6.0%	≥	$142,628	8.5%	≥	$134,268	8.0%

Tier I capital (to average assets)
Consolidated	$225,135	9.2%	≥	$98,465	4.0%	≥	$98,465	4.0%		N/A	N/A
Bank	$223,576	9.1%	≥	$98,457	4.0%	≥	$98,457	4.0%	≥	$123,071	5.0%

* The minimums under Basel III increased to include the capital conservation buffer of 2.50%.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations and Pennsylvania law limit the amount of dividends that may be paid from the Bank to the Company without prior approval of regulatory agencies. Accordingly, at December 31, 2024, $161.2 million was available for dividend distribution from the Bank to the Company in 2024.

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

	Years ended December 31,
(dollars in thousands)	2024	2023
Balance, beginning	$10,298	$10,644
Adjustments for changes in position	-	(927)
Additions	851	2,558
Collections	(1,892)	(1,977)

Balance, ending	$9,257	$10,298

As of December 31, 2024 and 2023, deposits from executive officers and directors were $26.0 million and $27.7 million, respectively.

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

In March 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-02, Investments - Equity Method and Joint Ventures (Topic 323). The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The amendments are effective for the Company for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 840): Improvements to Income Tax Disclosures. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments in this update also require that all entities disclose on an annual basis the amount of income taxes paid disaggregated by federal, state, and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid. The amendments will require the disclosure of pre-tax income disaggregated between domestic and foreign, as well as income tax expense disaggregated by federal, state, and foreign. The amendment also eliminates certain disclosures related to unrecognized tax benefits and certain temporary differences. This ASU is effective for fiscal years beginning after December 15, 2024. The amendments should be applied on a prospective basis, but retrospective application is permitted. The Company does not expect adoption of the standard to have a material impact on its consolidated financial statements.

In November 2024, FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures but expects additional disclosures upon adoption.

19.	PARENT COMPANY ONLY

The following is the condensed financial information for Fidelity D & D Bancorp, Inc. on a parent company only basis as of and for the years indicated:

Condensed Balance Sheets	As of December 31,
(dollars in thousands)	2024	2023
Assets:
Cash	$1,639	$1,992
Investment in subsidiary	202,617	187,921
Other assets	262	213
Total	$204,518	$190,126

Liabilities and shareholders' equity:
Liabilities	$549	$646
Capital stock and retained earnings	259,543	245,947
Accumulated other comprehensive income (loss)	(55,574)	(56,467)
Total	$204,518	$190,126

Condensed Income Statements	Years ended December 31,
(dollars in thousands)	2024	2023
Income:
Equity in undistributed earnings of subsidiary	$13,802	$11,941
Dividends from subsidiary	8,932	8,387
Total income	22,734	20,328
Operating expenses	2,421	2,793
Income before taxes	20,313	17,535
Credit for income taxes	481	675
Net income	$20,794	$18,210

Statements of Comprehensive Income	Years ended December 31,
(dollars in thousands)	2024	2023
Bancorp net loss	$(1,940)	$(2,118)
Equity in net income of subsidiary	22,734	20,328
Net income	20,794	18,210

Equity in other comprehensive income of subsidiary	893	14,685
Other comprehensive income, net of tax	893	14,685
Total comprehensive income, net of tax	$21,687	$32,895

Condensed Statements of Cash Flows	Years ended December 31,
(dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$20,794	$18,210
Adjustments to reconcile net income to net cash used in operations:
Depreciation, amortization and accretion	4	4
Equity in earnings of subsidiary	(22,734)	(20,328)
Stock-based compensation expense	1,451	1,648
Deferred income tax provision (benefit)	(49)	10
Changes in other assets and liabilities, net	(103)	114
Net cash used in operating activities	(637)	(342)

Cash flows provided by investing activities:
Dividends received from subsidiary	8,932	8,387
Net cash provided by investing activities	8,932	8,397

Cash flows used in financing activities:
Dividends paid, net of dividend reinvestment	(8,849)	(6,750)
Withholdings to purchase capital stock	280	302
Repurchase of shares to cover withholdings	(79)	(239)
Net cash used in financing activities	(8,648)	(6,687)
Net change in cash	(353)	1,358

Cash, beginning	1,992	634

Cash, ending	$1,639	$1,992

20.	EMPLOYEE BENEFITS

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers. The policies are recorded at their cash surrender values. Increases in cash surrender values are included in non-interest income in the consolidated statements of income. The policies’ cash surrender value totaled $58.1 million and $54.6 million, respectively, as of December 31, 2024 and 2023 and is reflected as an asset on the consolidated balance sheets. For the years ended December 31, 2024 and 2023, the Company has recorded income of $1.5 million and $1.3 million, respectively, due to an increase in cash surrender values and an employee added to the policy during 2024.

Officer Life Insurance

The Bank enters into separate split dollar life insurance arrangements (Split Dollar Agreements) with certain officers which provide each officer a specified death benefit should the officer die while in the Bank’s employ. The Bank owns the policies and all cash values thereunder. Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary. As of December 31, 2024, the policies had total death benefits of $58.1 million of which $9.6 million would have been paid to the officer’s beneficiaries and the remaining $48.5 million would have been paid to the Bank. In addition, four executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met. In June 2024, the Bank entered into an agreement with one officer pursuant to which the Bank will share a portion of the net death proceeds of certain bank-owned life insurance (BOLI) policies with the participant’s beneficiary should they die while employed by the Bank. Net death proceeds are the total death proceeds from the BOLI policies less the greater of the cash surrender value or aggregate premiums paid. Under the Split Dollar Agreement, the participant's beneficiary will receive a death benefit equal to the lesser of three times the participant's base salary at the date of death or the net death proceeds from the BOLI policies. See exhibit 10.17 for further information. As of December 31, 2024 and 2023, the Company had a balance in accrued expenses of $471 thousand and $352 thousand, respectively, for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement. On March 20, 2019, the Bank entered into a SERP Agreement with one officer, pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2019 until normal retirement age. As a result of the acquisition of Landmark, the Company acquired a SERP agreement with one former employee. In June 2024, the bank entered into a supplemental executive retirement plan agreement (the “SERP Agreement”) with one officer; pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from June 1, 2024 until normal retirement age of 70. See exhibit 10.16 for further information. As of December 31, 2024 and 2023, the Company had a balance in accrued expenses of $4.9 million and $4.4 million in connection with these SERPs.

21.	LEASES

For all operating lease contracts where the Company is lessee, a right-of-use (ROU) asset and lease liability is recorded. The Company assumes all renewal terms will be exercised when calculating the ROU assets and lease liabilities. The discount rate used to calculate the present value of future payments was the Company’s incremental borrowing rate. The Company uses the FHLB fixed rate borrowing rates as the discount rates. For all classes of underlying assets, the Company has elected not to record short-term leases (leases with a term of 12 months or less) on the balance sheet when the Company is lessee. Instead, the Company will recognize the lease payment on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. For all asset classes, the Company has elected, as a lessee, not to separate nonlease components from lease components and instead to account for each separate lease component and nonlease components associated with that lease component as a single lease component.

Management determines if an arrangement is or contains a lease at contract inception. If an arrangement is determined to be or contains a lease, the Company recognizes a ROU asset and a lease liability when the asset is placed in service.

The Company’s operating leases, where the Company is lessee, include property, land and equipment. As of December 31, 2024, ten of the Company’s branch properties and one administrative office were leased under operating leases. In four of the branch leases, the Company leases the land from an unrelated third party, and the buildings are the Company’s own capital improvement. The Company also leases two standalone ATMs under operating leases. Additionally, the Company has one property lease and four equipment leases classified as finance leases.

The following is an analysis of the leased property under finance leases:

(dollars in thousands)	December 31, 2024	December 31, 2023

Property and equipment	$2,043	$2,014
Less accumulated depreciation and amortization	(1,068)	(841)
Leased property under finance leases, net	$975	$1,173

The following is a schedule of future minimum lease payments under finance leases together with the present value of the net minimum lease payments as of December 31, 2024:

(dollars in thousands)	Amount

2025	$239
2026	229
2027	229
2028	205
2029	152
2030 and thereafter	13
Total minimum lease payments (a)	1,067
Less amount representing interest (b)	(56)
Present value of net minimum lease payments	$1,011

(a)	The future minimum lease payments have not been reduced by estimated executory costs (such as taxes and maintenance) since this amount was deemed immaterial by management.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate upon lease inception.

As of December 31, 2024, the Company leased its Green Ridge, Pittston, Peckville, Back Mountain, Mountain Top, Abington, Nazareth, Easton, Bethlehem and Wyoming branches under the terms of operating leases. During 2022, the Company entered into a new short-term lease of administrative office space in Scranton. Common area maintenance is included in variable lease payments in the table below. The Abington branch has variable lease payments which are calculated as a percentage of the national prime rate of interest and are expensed as incurred. Supplemental cash flow and other information related to leases for the year ended December 31, are as follows:

(dollars in thousands)	2024	2023
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$227	$235
Interest on lease liabilities	27	21
Operating lease cost	721	740
Short-term lease cost	121	84
Variable lease cost	61	54
Total lease cost	$1,157	$1,134

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$27	$21
Operating cash flows from operating leases (Fixed payments)	$684	$701
Operating cash flows from operating leases (Liability reduction)	$317	$408
Financing cash flows from finance leases	$219	$229
Right-of-use assets obtained in exchange for new finance lease liabilities	$29	$319
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,391	$-
Weighted-average remaining lease term - finance leases (in years)	4.69	5.60
Weighted average remaining lease term - operating leases (in years)	21.14	20.44
Weighted-average discount rate - finance leases	2.56%	2.52%
Weighted-average discount rate - operating leases	3.86%	3.57%

During 2024, $1.1 million of the total lease cost was included in premises and equipment expense and $23 thousand was included in other expenses on the consolidated statements of income. During 2023, $1.1 million of the total lease cost was included in premises and equipment expense and $23 thousand was included in other expenses on the consolidated statements of income. Operating lease expense is recognized on a straight-line basis over the lease term. We recognized both the interest expense and amortization expense for finance leases in premises and equipment expense since the interest expense portion was immaterial.

The future minimum lease payments for the Company’s branch network and equipment under operating leases that have lease terms in excess of one year as of December 31, 2024 are as follows:

(dollars in thousands)	Amount

2025	$656
2026	663
2027	674
2028	683
2029	690
2030 and thereafter	11,498
Total future minimum lease payments	14,864
Less variable payment adjustment	(100)
Less amount representing interest	(5,050)
Present value of net future minimum lease payments	$9,714

The Company leases one property, where the Company is lessor, under an operating lease to an unrelated party. The undiscounted cash flows to be received on an annual basis for the property at  December 31, 2024 as follows:

(dollars in thousands)	Amount

2025	$54
2026	54
2027	27
Total lease payments to be received	$135

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

	For the years ended December 31,
(dollars in thousands)	2024	2023
Lease income - direct finance leases
Interest income on lease receivables	$1,166	$1,163

Lease income - operating leases	51	48
Total lease income	$1,217	$1,211

22. Derivative Instruments

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

The following table summarizes the Company's free-standing derivatives:

		Weighted
	Notional	Average Maturity	Interest Rate	Interest Rate
(dollars in thousands)	Amount	(Years)	Paid	Received	Fair Value
December 31, 2024
Classified in Other assets:
Customer interest rate swaps	$1,790	12.91	30 Day SOFR + Margin	Fixed	$209
Classified in Accrued interest payable and other liabilities:
Third party interest rate swaps	$1,790	12.91	Fixed	30 Day SOFR + Margin	$209

Interest rate derivative - fair value hedge designation

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. This interest rate swap is designated as a fair value hedge and limits the risk to the investment portfolio of rising interest rates. The Company entered into an interest rate swap with a third-party financial institution to convert fixed rate investment securities to an adjustable rate to produce a more asset sensitive profile. The Company recorded the fair value of the fair value hedge in other assets and accrued interest payable and other liabilities on the consolidated balance sheet. The hedged items (fixed rate securities available-for-sale) are also recorded at fair value which offsets the adjustment to the fair value hedge. The related gains and losses are reported in interest income investment securities - U.S. government agencies and corporations and interest income investment securities - state and political subdivisions (nontaxable) in the consolidated statements of income. For the year ended December 31, 2024, there was $276 thousand in interest income investment securities - U.S. government agencies and corporations and $276 thousand in interest income investment securities - state and political subdivisions (nontaxable). This is compared to the year ended December 31, 2023, there was $94 thousand in interest income investment securities - U.S. government agencies and corporations and $94 thousand in interest income investment securities - state and political subdivisions (nontaxable). A qualitative assessment of hedge effectiveness was applied at inception of the hedge. Future hedge effectiveness will be determined on a qualitative basis at least annually.  The hedge is expected to remain effective as long as the balance of the hedged item is projected to remain at or above the notional amount of the swap.

The following table presents information pertaining to the Company's interest rate derivatives designated as a fair value hedge:

		Weighted
	Notional	Average Maturity
(dollars in thousands)	Amount	(Years)	Fair Value
December 31, 2024
Pay-fixed interest rate swap agreements - securities AFS	$100,000	1.74	$(1,015)

The Company had investment securities with a book value of $2.7 million pledged as collateral on its interest rate swaps with a third-party financial institution as of December 31, 2024.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A:  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended December 31, 2024.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of December 31, 2024, the Company maintained effective internal control over financial reporting.

The Company qualifies for SOX 404(b) regulation attestation, refer to Item 8.

ITEM 9B:  OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C:  DISCLOSURE RELATING TO FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed with the SEC.

The Company has made no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors during the fourth quarter of 2024.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed with the SEC.

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

ITEM 11:  EXECUTIVE COMPENSATION

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2025 annual meeting of shareholders to be filed with the SEC.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2025 annual meeting of shareholders to be filed with the SEC.

Securities authorized for issuance under equity compensation plans

The following table summarizes the Company’s equity compensation plans as of December 31, 2024 that have been approved and not approved by Fidelity D & D Bancorp, Inc. shareholders:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2002 Employee Stock Purchase Plan	5,406	$52.89	55,388
2012 Omnibus Stock Incentive Plan (Restricted stock)	14,174	$49.85	-
2012 Omnibus Stock Incentive Plan (SSARs)	9,128	$44.00	-
2012 Director Stock Incentive Plan (Restricted stock)	4,800	$49.85	-
2022 Omnibus Stock Incentive Plan	49,651	$48.24	442,722
Equity compensation plans not approved by security holders - none	-	-	-
Total	83,159	$48.44	498,110

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this item is set forth in Footnote No. 16 “Related Party Transactions”, of Part II, Item 8 “Financial Statements and Supplementary Data”, and the information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2025 annual meeting of shareholders to be filed with the SEC.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2025 annual meeting of shareholders to be filed with the SEC.

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

*10.15 Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Ruth Turkington dated as of April 20, 2023

*10.16 Form of Supplemental Executive Retirement Plan for Ruth Turkington. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2024.

*10.17 Form of Split Dollar Life Insurance Agreement for Ruth Turkington. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2024.

13 Annual Report to Shareholders. Incorporated by reference to the 2024 Annual Report to Shareholders filed with the SEC on Form ARS.

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

97 Policy Relating to Recovery of Erroneously Awarded Compensation, Incorporated by reference to Exhibit 97 to Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K filed with the SEC on March 20, 2024

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Annual Report on Form 10-K for the year ended December 31, 2024, is formatted in iXBRL (Inline eXtensible Business Reporting Language): Consolidated Balance Sheets as of December 31, 2024 and 2023; Consolidated Statements of Income for the years ended December 31, 2024 and 2023; Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023; Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024 and 2023; Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023 and the Notes to the Consolidated Financial Statements.

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

FIDELITY D & D BANCORP, INC.
(Registrant)

Date: March 13, 2025	By:	/s/ Daniel J. Santaniello
Daniel J. Santaniello,
President and Chief Executive Officer

Date: March 13, 2025	By:	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Daniel J. Santaniello	March 13, 2025
Daniel J. Santaniello, President and Chief
Executive Officer and Director

By:	/s/ Salvatore R. DeFrancesco, Jr.	March 13, 2025
Salvatore R. DeFrancesco, Jr., Treasurer
and Chief Financial Officer

By:	/s/ Brian J. Cali	March 13, 2025
Brian J. Cali, Chairman of the
Board of Directors and Director

By:	/s/ John T. Cognetti	March 13, 2025
John T. Cognetti, Secretary and Director

By:	/s/ Richard M. Hotchkiss	March 13, 2025
Richard M. Hotchkiss, Director

By:	/s/ Michael J. McDonald	March 13, 2025
Michael J. McDonald, Vice Chairman
of the Board of Directors and Director

By:	/s/ Paul C. Woelkers	March 13, 2025
Paul C. Woelkers, Director

By:	/s/ HelenBeth G. Vilcek	March 13, 2025
HelenBeth G. Vilcek, Director

By:	/s/ William J. Joyce, Sr.	March 13, 2025
William J. Joyce, Sr., Director

By:	/s/ Alan Silverman	March 13, 2025
Alan Silverman, Director