Form 10-Q
period 2025-03-31
FIDELITY D & D BANCORP INC
filed 2025-05-09
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on April 30, 2025 the latest practicable date, was 5,767,500 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q March 31, 2025

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)
(dollars in thousands)	March 31, 2025	December 31, 2024
Assets:
Cash and due from banks	$33,906	$26,269
Interest-bearing deposits with financial institutions	177,289	57,084
Total cash and cash equivalents	211,195	83,353
Available-for-sale securities	314,806	331,457
Held-to-maturity securities (fair value of $195,950 in 2025; $194,575 in 2024)	226,154	225,764
Restricted investments in bank stock	4,021	3,961
Loans and leases, net (allowance for credit losses of $20,017 in 2025; $19,666 in 2024)	1,795,474	1,779,136
Loans held-for-sale (fair value $2,087 in 2025; $2,089 in 2024)	2,018	2,054
Foreclosed assets held-for-sale	119	430
Bank premises and equipment, net	34,995	35,914
Leased property under finance leases, net	917	975
Right-of-use assets	9,331	8,785
Cash surrender value of bank owned life insurance	58,458	58,069
Accrued interest receivable	9,705	9,632
Goodwill	19,628	19,628
Core deposit intangible, net	803	876
Other assets	23,686	24,582
Total assets	$2,711,310	$2,584,616
Liabilities:
Deposits:
Interest-bearing	$1,901,775	$1,806,885
Non-interest-bearing	555,684	533,935
Total deposits	2,457,459	2,340,820
Allowance for credit losses on off-balance sheet credit exposures	999	1,084
Finance lease obligation	954	1,011
Operating lease liabilities	10,278	9,714
Short-term borrowings	10	-
Secured borrowings	6,190	6,266
Accrued interest payable and other liabilities	23,746	21,752
Total liabilities	2,499,636	2,380,647

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 5,767,500 at March 31, 2025; and 5,736,252 at December 31, 2024)	120,004	119,430
Retained earnings	143,779	140,113
Accumulated other comprehensive loss	(52,022)	(55,574)
Treasury stock, at cost (2,071 shares at March 31, 2025 and 54 shares at December 31, 2024)	(87)	-
Total shareholders' equity	211,674	203,969
Total liabilities and shareholders' equity	$2,711,310	$2,584,616

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)	Three months ended
(dollars in thousands except per share data)	March 31, 2025	March 31, 2024
Interest income:
Loans and leases:
Taxable	$23,293	$20,929
Nontaxable	1,303	1,204
Interest-bearing deposits with financial institutions	771	376
Restricted investments in bank stock	74	81
Investment securities:
U.S. government agency and corporations	1,459	1,488
States and political subdivisions (nontaxable)	965	1,104
States and political subdivisions (taxable)	443	443
Total interest income	28,308	25,625
Interest expense:
Deposits	11,187	9,941
Secured borrowings	88	121
Other short-term borrowings	-	620
Total interest expense	11,275	10,682
Net interest income	17,033	14,943
Provision for credit losses on loans	455	125
Net benefit for credit losses on unfunded loan commitments	(85)	(50)
Net interest income after provision for credit losses	16,663	14,868
Other income:
Service charges on deposit accounts	992	957
Interchange fees	1,357	1,297
Service charges on loans	329	304
Fees from trust fiduciary activities	964	848
Fees from financial services	305	268
Fees and other revenue	397	342
Earnings on bank-owned life insurance	389	349
Gain (loss) on write-down, sale or disposal of:
Loans	753	203
Available-for-sale debt securities	(822)	-
Premises and equipment	309	4
Total other income	4,973	4,572
Other expenses:
Salaries and employee benefits	7,692	7,131
Premises and equipment	2,437	2,159
Data processing and communication	728	742
Advertising and marketing	1,043	732
Professional services	958	1,062
Automated transaction processing	458	425
Office supplies and postage	247	203
PA shares tax (benefit) expense	(160)	26
Loan collection	58	3
Other real estate owned, net	(71)	1
FDIC assessment	310	298
Other	854	907
Total other expenses	14,554	13,689
Income before income taxes	7,082	5,751
Provision for income taxes	1,091	694
Net income	$5,991	$5,057
Per share data:
Net income - basic	$1.04	$0.88
Net income - diluted	$1.03	$0.88
Dividends	$0.40	$0.38

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income
(Unaudited)	Three months ended March 31,
(dollars in thousands)	2025	2024

Net income	$5,991	$5,057

Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available-for-sale debt securities	3,076	(2,416)
Reclassification adjustment for net losses realized in income	822	-
Amortization of unrealized loss on held-to-maturity securities	598	584
Net unrealized gain (loss)	4,496	(1,832)
Tax effect	(944)	385
Unrealized gain (loss), net of tax	3,552	(1,447)
Other comprehensive income (loss), net of tax	3,552	(1,447)
Total comprehensive income, net of tax	$9,543	$3,610

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

For the three months ended March 31, 2025 and 2024

(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive	Treasury
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Stock	Total

Balance, December 31, 2023	5,703,636	$117,695	$128,251	$(56,467)	$-	$189,479
Net income	-	-	5,057	-	-	5,057
Other comprehensive loss	-	-	-	(1,447)	-	(1,447)
Issuance of common stock through Employee Stock Purchase Plan	6,764	280	-	-	-	280
Re-issuance of common stock through Dividend Reinvestment Plan	1,645	4	-	-	79	83
Forfeited restricted dividend reinvestment shares	(11)	-	-	-	-	-
Issuance of common stock from vested restricted share grants through stock compensation plans	25,304	-	-	-	-	-
Stock-based compensation expense	-	459	-	-	-	459
Repurchase of shares to cover withholdings	(1,606)	-	-	-	(79)	(79)
Cash dividends declared	-	-	(2,197)	-	-	(2,197)
Balance, March 31, 2024	5,735,732	$118,438	$131,111	$(57,914)	$-	$191,635

Balance, December 31, 2024	5,736,252	$119,430	$140,113	$(55,574)	$-	$203,969
Net income	-	-	5,991	-	-	5,991
Other comprehensive income	-	-	-	3,552	-	3,552
Issuance of common stock through Employee Stock Purchase Plan	5,406	248	-	-	-	248
Forfeited restricted dividend reinvestment shares	(49)	-	-	-	-	-
Issuance of common stock from vested restricted share grants through stock compensation plans	27,859	-	-	-	-	-
Stock-based compensation expense	-	326	-	-	-	326
Repurchase of shares to cover withholdings	(1,968)	-	-	-	(87)	(87)
Cash dividends declared	-	-	(2,325)	-	-	(2,325)
Balance, March 31, 2025	5,767,500	$120,004	$143,779	$(52,022)	$(87)	$211,674

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)	Three months ended March 31,
(dollars in thousands)	2025	2024

Cash flows from operating activities:
Net income	$5,991	$5,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,379	1,372
Provision for credit losses on loans	455	125
Net benefit for credit losses on unfunded loan commitments	(85)	(50)
Deferred income tax (benefit) expense	(575)	219
Stock-based compensation expense	326	459
Proceeds from sale of loans held-for-sale	14,411	10,857
Originations of loans held-for-sale	(11,425)	(9,588)
Earnings from bank-owned life insurance	(389)	(349)
Net gain from sales of loans	(753)	(203)
Net loss from sales of investment securities	822	-
Net gain from sale and write-down of foreclosed assets held-for-sale	(76)	-
Net gain from write-down and disposal of bank premises and equipment	(309)	(4)
Operating lease payments	17	8
Change in:
Accrued interest receivable	(73)	(306)
Other assets	198	(575)
Accrued interest payable and other liabilities	1,767	(1,688)
Net cash provided by operating activities	11,681	5,334

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	16,665	-
Proceeds from maturities, calls and principal pay-downs	7,208	4,992
Purchases	(4,569)	-
Increase in restricted investments in bank stock	(59)	(54)
Net increase in loans and leases	(19,814)	(12,881)
Principal portion of lease payments received under direct finance leases	954	1,138
Purchases of bank premises and equipment	(173)	(1,303)
Proceeds from sale of bank premises and equipment	578	19
Proceeds from sale of foreclosed assets held-for-sale	510	-
Net cash provided by (used in) investing activities	1,300	(8,089)

Cash flows from financing activities:
Net increase in deposits	117,148	57,573
Net decrease in borrowings	(66)	(92,072)
Repayment of finance lease obligation	(57)	(49)
Proceeds from employee stock purchase plan participants	248	280
Repurchase of shares to cover withholdings	(87)	(79)
Dividends paid, net of dividends reinvested	(2,325)	(2,114)
Net cash provided by (used in) financing activities	114,861	(36,461)
Net increase (decrease) in cash and cash equivalents	127,842	(39,216)
Cash and cash equivalents, beginning	83,353	111,949

Cash and cash equivalents, ending	$211,195	$72,733

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (continued)

	Three months ended March 31,
(dollars in thousands)	2025	2024
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$10,903	$11,355
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized losses on available-for-sale securities	3,076	(2,416)
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity	598	584
Transfers from loans to foreclosed assets held-for-sale	124	219
Transfers from loans to loans held-for-sale, net	1,070	-
Right-of-use asset	630	1,391
Lease liability	630	1,483

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

For additional information and disclosures required under U.S. GAAP, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

In the opinion of management, the consolidated balance sheets as of March 31, 2025 and December 31, 2024 and the related consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in shareholders’ equity for the three months ended March 31, 2025 and 2024 and consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after March 31, 2025 through the date these consolidated financial statements were issued.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024, and the notes included therein, included within the Company’s Annual Report filed on Form 10-K.

Critical accounting estimates

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

Another material estimate that is particularly susceptible to significant change relates to the determination of the allowance for credit losses. Management believes that the allowance for credit losses at  March 31, 2025 is adequate and reasonable to cover expected losses. Given the subjective nature of identifying and estimating loan losses, it is reasonably possible that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount. While management uses available information to recognize losses on loans, changes in current economic conditions and reasonable and supportable forecasts may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

The methodology to analyze the adequacy of the ACL is based on seven primary components:

●	Data: The quality of the Company’s data is critically important as a foundation on which the ACL estimate is generated. For its estimate, the Company uses both internal and external data with a preference toward internal data where possible. Data is complete, accurate, and relevant, and subjected to appropriate governance and controls.
●	Segmentation: Financial assets are segmented based on similar risk characteristics.
●	Estimated term of financial assets: The estimated term of financial assets is a significant driver of ACL estimates. Financial assets or pools of financial assets with shorter estimated maturities typically result in a lower reserve than those with longer estimated maturities. As the average life of a financial asset or pool of assets increases, there generally is a corresponding increase to the ACL estimate because the likelihood of default is considered over a longer time frame. As such, pool-based assumptions for a pool’s estimated term (i.e., average life) are based on the contractual maturity of the financial assets within the pool and adjusted in accordance with GAAP, if appropriate. Key assumptions for the estimated term of financial assets are prepayment rates for amortizing financial assets and curtailment rates for non-amortizing financial assets.
●	Credit loss measurement method: Multiple measurement methods for estimating ACLs are allowable per measurement of credit losses on loans and leases (ASC Topic 326). The Company applies different estimation methods to different groups of financial assets. The discounted cash flow method is used for the Commercial & Industrial, Commercial Real Estate Non-Owner Occupied, Commercial Real Estate Owner Occupied, Commercial Construction, Home Equity Installment Loan, Home Equity Line of Credit, Residential Real Estate, and Residential Construction pools. The weighted average remaining maturity (WARM) method is used for the Municipal, Non-Recourse Auto, Recourse Auto, Direct Finance Lease, and Consumer Other pools.
●	Reasonable and supportable forecasts: ASC Topic 326 requires Management to consider reasonable and supportable forecasts that affect expected collectability of financial assets. As such, the Company’s forecasts incorporate anticipated changes in the economic environment that may affect credit loss estimates over a time horizon when Management can reasonably support and document expectations. Forward-looking information may reflect positive or negative expectations relative to the current environment. As of the reporting date, management is using the median Federal Open Market Committee (FOMC) National Gross Domestic Product (GDP) and Unemployment Rate forecasts as well as the Federal Housing Finance Agency (FHFA) House Price Index (HPI) for its reasonable and supportable forecasts. The Company currently uses a 12 month (4 quarter) reasonable and supportable forecast period.
●	Reversion period: ASC Topic 326 does not require management to estimate a reasonable and supportable forecast for the entire estimated life of financial assets. Management may apply reversion techniques for the estimated life remaining after considering the reasonable and supportable forecast period, which allows Management to apply a historical loss rate to latter periods of the financial asset’s life. The Company currently uses a 12 month (4 quarter) straight-line reversion period.
●	Qualitative factor adjustments: The Company’s ACL estimate considers all significant factors relevant to the expected collectability of its financial assets as of the reporting date; Qualitative factors reflect the impact of conditions not captured elsewhere, such as the historical loss data or within the economic forecast. The qualitative considerations can be captured directly within measurement models or as additional components in the overall ACL methodologies. Currently, the Company uses the following qualitative factors:

o	levels of and trends in delinquencies and non-accrual loans;
o	levels of and trends in charge-offs and recoveries;
o	trends in volume and terms of loans;
o	changes in risk selection and underwriting standards;
o	changes in lending policies and legal and regulatory requirements;
o	experience, ability and depth of lending management;
o	national and local economic trends and conditions;
o	changes in credit concentrations; and
o	changes in underlying collateral.

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

3. Accumulated other comprehensive income

The following tables illustrate the changes in accumulated other comprehensive income by component and the details about the components of accumulated other comprehensive income as of and for the periods indicated:

As of and for the three months ended March 31, 2025
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(41,731)	$(13,843)	$(55,574)

Other comprehensive income before reclassifications, net of tax	2,430	-	2,430
Amounts reclassified from accumulated other comprehensive income, net of tax	649	473	1,122
Net current-period other comprehensive income	3,079	473	3,552
Ending balance	$(38,652)	$(13,370)	$(52,022)

As of and for the three months ended March 31, 2024
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(40,760)	$(15,707)	$(56,467)

Other comprehensive loss before reclassifications, net of tax	(1,908)	-	(1,908)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	461	461
Net current-period other comprehensive loss	(1,908)	461	(1,447)
Ending balance	$(42,668)	$(15,246)	$(57,914)

Details about accumulated other	Amount reclassified from accumulated		Affected line item in the statement
comprehensive income components	other comprehensive income		where net income is presented
	For the three months ended March 31,
(dollars in thousands)	2025	2024

Unrealized losses on AFS debt securities	$(822)	$-	Gain (loss) on sale of investment securities
Amortization of unrealized loss on held-to-maturity securities	(598)	(584)	Interest income on investment securities
Total reclassifications for the period	(1,420)	(584)	Income before income taxes
Income tax effect	298	123	Provision for income taxes
Total reclassifications for the period	$(1,122)	$(461)	Net income

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

The Company did not record any allowance for credit losses on its available-for-sale or held-to-maturity securities. The Company excludes accrued interest receivable from the amortized cost basis of investment securities disclosed throughout this footnote. As of March 31, 2025 and December 31, 2024, accrued interest receivable for investment securities totaled $2.8 million and $3.4 million, respectively, and is included in accrued interest receivable line in the consolidated balance sheets. The amortized cost and fair value of investment securities at  March 31, 2025 and December 31, 2024 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
March 31, 2025
Held-to-maturity securities:
Agency - GSE	$82,767	$-	$(6,248)	$76,519
Obligations of states and political subdivisions	143,387	-	(23,956)	119,431

Total held-to-maturity securities	$226,154	$-	$(30,204)	$195,950

Available-for-sale debt securities:
Agency - GSE	$29,297	$-	$(2,579)	$26,718
Obligations of states and political subdivisions	122,071	-	(17,546)	104,525
MBS - GSE residential	212,363	24	(28,824)	183,563

Total available-for-sale debt securities	$363,731	$24	$(48,949)	$314,806

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2024
Held-to-maturity securities:
Agency - GSE	$82,486	$-	$(8,092)	$74,394
Obligations of states and political subdivisions	143,278	-	(23,097)	120,181

Total held-to-maturity securities	$225,764	$-	$(31,189)	$194,575

Available-for-sale debt securities:
Agency - GSE	$31,273	$-	$(3,073)	$28,200
Obligations of states and political subdivisions	135,149	-	(15,891)	119,258
MBS - GSE residential	217,858	-	(33,859)	183,999

Total available-for-sale debt securities	$384,280	$-	$(52,823)	$331,457

The amortized cost and fair value of debt securities at  March 31, 2025 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
Due in one year or less	$-	$-
Due after one year through five years	35,093	33,429
Due after five years through ten years	81,297	72,958
Due after ten years	109,764	89,563
Total held-to-maturity securities	$226,154	$195,950

Available-for-sale securities:
Debt securities:
Due in one year or less	$2,967	$2,941
Due after one year through five years	37,186	33,837
Due after five years through ten years	9,292	8,069
Due after ten years	101,301	86,397

MBS - GSE residential	211,741	183,562
Total available-for-sale debt securities	$362,487	$314,806

There was a $0.6 million increase to the carrying value of municipal AFS securities and a $0.6 million increase to the carrying value of mortgage-backed securities resulting from the interest rate swap that was not included in the maturity table above.

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

Some of the Company’s debt securities are pledged to secure trust funds, public deposits, short-term borrowings, FHLB advances, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law. Securities pledged at March 31, 2025 had a carrying amount of $359.9 million and were pledged to secure public deposits, trust client deposits, borrowings and derivative instruments.

The following table presents the fair value and gross unrealized losses of debt securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of  March 31, 2025 and December 31, 2024:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

March 31, 2025
Agency - GSE	$-	$-	$103,237	$(8,826)	$103,237	$(8,826)
Obligations of states and political subdivisions	-	-	223,957	(40,880)	223,957	(40,880)
MBS - GSE residential	8,483	(59)	168,665	(28,144)	177,148	(28,203)
Total	$8,483	$(59)	$495,859	$(77,850)	$504,342	$(77,909)
Number of securities	3		399		402

December 31, 2024
Agency - GSE	$-	$-	$102,594	$(11,165)	$102,594	$(11,165)
Obligations of states and political subdivisions	384	(11)	239,055	(38,469)	239,439	(38,480)
MBS - GSE residential	15,050	(253)	168,949	(33,099)	183,999	(33,352)
Total	$15,434	$(264)	$510,598	$(82,733)	$526,032	$(82,997)
Number of securities	8		416		424

There was a $1.2 million and $1.0 million increase to the carrying value of AFS securities resulting from the interest rate swap that increased the unrealized loss position at March 31, 2025 and December 31, 2024, respectively, that was not included in the table above.

The Company had 402 debt securities in an unrealized loss position at  March 31, 2025, including 45 agency-GSE securities, 138 MBS – GSE residential securities and 219 municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at  March 31, 2025: 7.88% for agency - GSE, 13.73% for total MBS-GSE residential; and 15.44% for municipals. Management has no intent to sell any securities in an unrealized loss position as of March 31, 2025.

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

5. Loans and leases

The classifications of loans and leases at  March 31, 2025 and December 31, 2024 are summarized as follows:

(dollars in thousands)	March 31, 2025	December 31, 2024
Commercial and industrial:
Commercial	$174,555	$172,834
Municipal	109,959	101,706
Commercial real estate:
Non-owner occupied	401,771	394,219
Owner occupied	316,414	304,889
Construction	46,793	50,930
Consumer:
Home equity installment	54,481	54,214
Home equity line of credit	59,030	58,130
Auto loans - Recourse	10,477	11,389
Auto loans - Non-recourse	67,383	75,440
Direct finance leases	24,820	27,827
Other	24,069	23,848
Residential:
Real estate	510,844	504,815
Construction	16,655	20,507
Total	1,817,251	1,800,748
Less:
Allowance for credit losses on loans	(20,017)	(19,666)
Unearned lease revenue	(1,760)	(1,946)
Loans and leases, net	$1,795,474	$1,779,136

Total unamortized net costs and premiums included in loan totals were as follows:

(dollars in thousands)	March 31, 2025	December 31, 2024
Net unamortized fair value mark discount on acquired loans	$(4,486)	$(4,867)
Net unamortized deferred loan origination costs	4,979	4,981
Total	$493	$114

The Company excludes accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of March 31, 2025 and December 31, 2024, accrued interest receivable for loans totaled $6.9 million and $6.3 million, respectively, and is included in the accrued interest receivable line in the consolidated balance sheets and is excluded from the estimate of credit losses.

Direct finance leases include the lease receivable and the guaranteed lease residual. Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease. Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgages serviced for others amounted to $498.0 million as of  March 31, 2025 and $495.4 million as of December 31, 2024. Mortgage servicing rights amounted to $1.3 million and $1.3 million as of  March 31, 2025 and December 31, 2024, respectively, and is included in other assets in the consolidated balance sheets.

Non-accrual loans

Non-accrual loans and loans past due over 89 days still accruing, segregated by class, at  March 31, 2025 and December 31, 2024, were as follows:

(dollars in thousands)	Non-accrual With No Allowance for Credit Loss	Non-accrual With an Allowance for Credit Loss	Total Non-accrual	Loans Past Due Over 89 Days Still Accruing
At March 31, 2025
Commercial and industrial:
Commercial	$35	$2,672	$2,707	$-
Commercial real estate:
Non-owner occupied	627	-	627	-
Owner occupied	1,178	84	1,262	-
Consumer:
Home equity installment	160	-	160	-
Home equity line of credit	271	180	451	-
Auto loans - Non-recourse	3	-	3	-
Direct finance leases	-	-	-	32
Residential:
Real estate	741	-	741	-
Total	$3,015	$2,936	$5,951	$32

(dollars in thousands)	Non-accrual With No Allowance for Credit Loss	Non-accrual With an Allowance for Credit Loss	Total Non-accrual	Loans Past Due Over 89 Days Still Accruing
At December 31, 2024
Commercial and industrial:
Commercial	$35	$2,673	$2,708	$-
Municipal	-	-	-	-
Commercial real estate:
Non-owner occupied	711	-	711	-
Owner occupied	2,505	84	2,589	-
Consumer:
Home equity installment	41	-	41	-
Home equity line of credit	281	180	461	-
Auto loans - Recourse	-	-	-	-
Auto loans - Non-recourse	52	-	52	-
Direct finance leases	-	-	-	32
Other	20	-	20	-
Residential:
Real estate	549	212	761	-
Total	$4,194	$3,149	$7,343	$32

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

The following tables present the amortized cost basis of loans at  March 31, 2025 and March 31, 2024 that were both experiencing financial difficulty and modified during the three months ended March 31, 2025 and 2024, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Loans modified during the three months ended:
(dollars in thousands)	March 31, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Commercial real estate:
Owner occupied	$-	$367	$560	$-	$-	$-	0.29%
Total	$-	$367	$560	$-	$-	$-

	Loans modified during the three months ended:
(dollars in thousands)	March 31, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Commercial real estate:
Non-owner occupied	$-	$-	$849	$-	$-	$-	0.28%
Owner occupied	-	-	6,533	-	-	-	2.18%
Total	$-	$-	$7,382	$-	$-	$-

The Company has not committed to lend additional amounts to the borrowers included in the previous tables.

No loans that have been modified in the last 12 months to borrowers experiencing financial difficulty were past due at March 31, 2025.

No loans that have been modified in the previous 12 months to borrowers experiencing financial difficulty were past due at March 31, 2024.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2025 and 2024:

(dollars in thousands)	March 31, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Months)

Commercial real estate:
Owner occupied	$-	-%	38.0
Total	$-	-%	38.0

(dollars in thousands)	March 31, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Months)

Commercial real estate:
Non-owner occupied	$-	-%	3.0
Owner occupied	-	-	5.0
Total	$-	-%	4.8

There were no financing receivables that had a payment default during the three months ended March 31, 2025 and 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

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

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
March 31, 2025	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial:
Commercial	$97	15	2,707	$2,819	$171,736	$174,555		$-
Municipal	-	-	-	-	109,959	109,959		-
Commercial real estate:
Non-owner occupied	101	-	627	728	401,043	401,771		-
Owner occupied	1,432	2,351	1,262	5,045	311,369	316,414		-
Construction	-	-	-	-	46,793	46,793		-
Consumer:
Home equity installment	144	-	160	304	54,177	54,481		-
Home equity line of credit	35	92	451	578	58,452	59,030		-
Auto loans - Recourse	98	-	-	98	10,379	10,477		-
Auto loans - Non-recourse	321	11	3	335	67,048	67,383		-
Direct finance leases	240	38	32	310	22,750	23,060	(2)	32
Other	19	-	-	19	24,050	24,069		-
Residential:
Real estate	1,071	-	741	1,812	509,032	510,844		-
Construction	-	-	-	-	16,655	16,655		-
Total	$3,558	$2,507	$5,983	$12,048	$1,803,443	$1,815,491		$32

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.8 million. (3) Includes net deferred loan costs of $5.0 million and net unamortized fair value mark discount on acquired loans of $4.5 million.

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

The following table presents loans including $5.0 million and $5.0 million of deferred costs, and $4.5 million and $4.9 million of fair value mark discount, segregated by class and vintage, categorized into the appropriate credit quality indicator category as of  March 31, 2025 and December 31, 2024, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

As of  March 31, 2025

(dollars in thousands)

March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk Rating
Pass	$2,648	$24,386	$21,484	$10,619	$14,490	$16,234	$80,762	$-	$170,623
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	35	149	2,682	976	90	-	3,932
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	$2,648	$24,386	$21,519	$10,768	$17,172	$17,210	$80,852	$-	$174,555
Current period gross write-offs	$-	$-	$-	$5	$-	$24	$-	$-	$29

Commercial and industrial - municipal
Risk Rating
Pass	$10,806	$8,551	$23,638	$14,407	$24,054	$28,450	$53	$-	$109,959
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial - municipal	$10,806	$8,551	$23,638	$14,407	$24,054	$28,450	$53	$-	$109,959
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - non-owner occupied
Risk Rating
Pass	$3,868	$74,287	$42,668	$67,878	$65,665	$132,649	$7,354	$-	$394,369
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	683	6,719	-	-	7,402
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	$3,868	$74,287	$42,668	$67,878	$66,348	$139,368	$7,354	$-	$401,771
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied
Risk Rating
Pass	$15,766	$51,708	$33,510	$31,171	$40,744	$106,194	$16,469	$-	$295,562
Special Mention	-	946	-	-	-	886	885	-	2,717
Substandard		-	-	6,854	902	10,379	-	-	18,135
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	$15,766	$52,654	$33,510	$38,025	$41,646	$117,459	$17,354	$-	$316,414
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - construction
Risk Rating
Pass	$709	$29,567	$13,344	$1,656	$-	$-	$1,517	$-	$46,793
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - construction	$709	$29,567	$13,344	$1,656	$-	$-	$1,517	$-	$46,793
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

As of March 31, 2025

(dollars in thousands)

March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Home equity installment
Payment performance
Performing	$2,313	$6,774	$6,981	$15,077	$7,672	$15,504	$-	$-	$54,321
Non-performing	-	-	-	21	-	139	-	-	160
Total home equity installment	$2,313	$6,774	$6,981	$15,098	$7,672	$15,643	$-	$-	$54,481
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity line of credit
Payment performance
Performing	$-	$-	$-	$-	$-	$-	$47,843	$10,736	$58,579
Non-performing	-	-	-	-	-	-	451	-	451
Total home equity line of credit	$-	$-	$-	$-	$-	$-	$48,294	$10,736	$59,030
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Auto loans - recourse
Payment performance
Performing	$762	$4,012	$2,033	$1,041	$1,439	$1,190	$-	$-	$10,477
Non-performing	-	-	-	-	-	-	-	-	-
Total auto loans - recourse	$762	$4,012	$2,033	$1,041	$1,439	$1,190	$-	$-	$10,477
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Auto loans - non-recourse
Payment performance
Performing	$1,073	$4,972	$25,056	$24,665	$8,374	$3,240	$-	$-	$67,380
Non-performing	-	-	-	-	-	3	-	-	3
Total auto loans - non-recourse	$1,073	$4,972	$25,056	$24,665	$8,374	$3,243	$-	$-	$67,383
Current period gross write-offs	$-	$-	$-	$-	$67	$13	$-	$-	$80

Direct finance leases (1)
Payment performance
Performing	$1,466	$7,783	$6,575	$6,121	$993	$90	$-	$-	$23,028
Non-performing	-	-	-	-	32	-	-	-	32
Total direct finance leases	$1,466	$7,783	$6,575	$6,121	$1,025	$90	$-	$-	$23,060
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer - other
Payment performance
Performing	$3,874	$9,417	$5,345	$1,525	$818	$813	$2,277	$-	$24,069
Non-performing	-	-	-	-	-	-	-	-	-
Total consumer - other	$3,874	$9,417	$5,345	$1,525	$818	$813	$2,277	$-	$24,069
Current period gross write-offs	$-	$12	$28	$3	$2	$9	$-	$-	$54

Residential real estate
Payment performance
Performing	$5,255	$40,530	$65,687	$88,264	$136,269	$174,098	$-	$-	$510,103
Non-performing	-	315	-	-	-	426	-	-	741
Total residential real estate	$5,255	$40,845	$65,687	$88,264	$136,269	$174,524	$-	$-	$510,844
Current period gross write-offs	$-	$-	$-	$-	$-	$18	$-	$-	$18

Residential - construction
Payment performance
Performing	$326	$14,317	$-	$-	$2,012	$-	$-	$-	$16,655
Non-performing	-	-	-	-	-	-	-	-	-
Total residential - construction	$326	$14,317	$-	$-	$2,012	$-	$-	$-	$16,655
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

(1) Net of unearned lease revenue of $1.8 million.

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

Direct finance leases (2)
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

(2) Net of unearned lease revenue of $1.9 million.

Collateral dependent loans

Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the financial asset is expected to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. The following table presents the individually evaluated, collateral dependent loans as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	Real Estate	Other	Total Collateral-Dependent Loans
At March 31, 2025
Commercial and industrial:
Commercial	$-	$2,707	$2,707
Commercial real estate:
Non-owner occupied	627	-	627
Owner occupied	1,262	-	1,262
Consumer:
Home equity installment	160	-	160
Home equity line of credit	451	-	451
Auto loans - Non-recourse	-	3	3
Residential:
Real estate	741	-	741
Total	$3,241	$2,710	$5,951

(dollars in thousands)	Real Estate	Other	Total Collateral-Dependent Loans
At December 31, 2024
Commercial and industrial:
Commercial	$-	$2,708	$2,708
Commercial real estate:
Non-owner occupied	711	-	711
Owner occupied	2,589	-	2,589
Consumer:
Home equity installment	41	-	41
Home equity line of credit	461	-	461
Auto loans - Non-recourse	-	52	52
Other	20	-	20
Residential:
Real estate	761	-	761
Total	$4,583	$2,760	$7,343

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

Information related to the change in the allowance for credit losses on loans and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the three months ended March 31, 2025
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,345	$8,943	$2,377	$5,989	$12	$19,666
Charge-offs	(29)	-	(134)	(18)	-	(181)
Recoveries	5	20	52	-	-	77
Provision (benefit) for credit losses	92	219	(24)	123	45	455
Ending balance	$2,413	$9,182	$2,271	$6,094	$57	$20,017

As of and for the three months ended March 31, 2024
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$1,850	$8,835	$2,391	$5,694	$36	$18,806
Charge-offs	(114)	(5)	(107)	-	-	(226)
Recoveries	2	155	22	2	-	181
Provision (benefit) for credit losses	166	(161)	(43)	150	13	125
Ending balance	$1,904	$8,824	$2,263	$5,846	$49	$18,886

Unfunded commitments

The Company's allowance for credit losses on unfunded commitments is recognized as a liability on the consolidated balance sheets, with adjustments to the reserve recognized in the provision for credit losses on unfunded commitments on the consolidated statements of income. The Company's activity in the allowance for credit losses on unfunded commitments for the period was as follows:

(dollars in thousands)	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Beginning balance	$1,084	$944
Provision (benefit) for credit losses	(85)	(50)
Ending balance	$999	$894

Direct finance leases

The Company originates direct finance leases through three automobile dealerships. The amortized cost of the Company’s lease receivables, net of unearned income, was $3.9 million and $4.5 million as of  March 31, 2025 and December 31, 2024, respectively. The residual value of the direct finance leases is fully guaranteed by the dealerships. Residual values amounted to $18.7 million and $20.9 million at  March 31, 2025 and December 31, 2024, respectively, and are included in the amortized cost of direct finance leases. As of March 31, 2025, there was also $483 thousand in deferred lease expense included in the carrying value of direct finance leases that is not included in the table below.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2025	$9,804
2026	8,604
2027	4,419
2028	1,310
2029	200
2030 and thereafter	-
Total future minimum lease payments receivable	24,337
Less: Unearned income	(1,760)
Undiscounted cash flows to be received	$22,577

6. Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards. The Company maintains one active share-based compensation plan that may generate additional potentially dilutive common shares. For granted and unexercised stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued SSARs were exercised and converted into common stock. For the three months ended March 31, 2025 and 2024, there were 8,208 and 9,199 potentially dilutive shares related to issued and unexercised SSARs, respectively. The calculation did not include 46,423 weighted average unexercised SSARs that could potentially dilute earnings per share but their effect was antidilutive for the three months ended  March 31, 2025. For restricted stock, dilution would occur from the Company’s previously granted but unvested shares. There were 27,072 potentially dilutive shares related to unvested restricted share grants for the three months ended March 31, 2025 compared to 30,190 for the same 2024 period, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended March 31,
	2025	2024
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$5,991	$5,057
Weighted-average common shares outstanding	5,753,945	5,722,232
Basic EPS	$1.04	$0.88

Diluted EPS:
Net income available to common shareholders	$5,991	$5,057
Weighted-average common shares outstanding	5,753,945	5,722,232
Potentially dilutive common shares	35,280	39,389
Weighted-average common and potentially dilutive shares outstanding	5,789,225	5,761,621
Diluted EPS	$1.03	$0.88

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

During the first quarter of 2025, the Company approved a LTIP and awarded restricted stock to senior officers and managers in February 2025 based on 2024 performance.

During the first quarter of 2024, the Company approved a LTIP and awarded restricted stock to senior officers and managers in February 2024 based on 2023 performance.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended March 31, 2025 and 2024 under the 2022 stock incentive plan:

	March 31, 2025			March 31, 2024
			Weighted-			Weighted-
	Shares		average grant	Shares		average grant
	granted		date fair value	granted		date fair value

Omnibus plan	15,200	(2)	$45.09	10,000	(2)	$46.96
Omnibus plan	1,588	(2)	45.09	1,558	(2)	46.96
Omnibus plan	17,065	(3)	45.09	10,871	(3)	46.96
Omnibus plan	50	(1)	45.09	50	(1)	46.96
Total	33,903		$45.09	22,479		$46.96

(1) Vest after 1 year (2) Vest after 3 years – 33% each year (3) Vest fully after 3 years

The fair value of the shares granted in 2025 and 2024 was calculated using the grant date closing stock price.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 & 2022 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2024	4,800	63,825	68,625	$48.68
Granted	-	33,903	33,903	45.09
Forfeited	-	(1,122)	(1,122)	48.12
Vested	(4,800)	(23,059)	(27,859)	49.38
Non-vested balance at March 31, 2025	-	73,547	73,547	$46.77

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2024	64,326	$11.59	2.8
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding March 31, 2025	64,326	$11.59	2.6

All the SSARs outstanding at March 31, 2025, are fully vested and exercisable.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three months ended March 31, 2025 and 2024 and the unrecognized stock-based compensation expense as of March 31, 2025:

(dollars in thousands)	2025	2024
Stock-based compensation expense:
2012 Director stock incentive plan	$30	$79
2012 Omnibus stock incentive plan	20	88
2022 Omnibus stock incentive plan	249	166
Employee stock purchase plan	27	126
Total stock-based compensation expense	$326	$459

As of
(dollars in thousands)	March 31, 2025
Unrecognized stock-based compensation expense:
2022 Omnibus stock incentive plan	$2,559

The unrecognized stock-based compensation expense as of March 31, 2025 will be recognized ratably over the period ended  February 2028 for the 2022 Omnibus Stock Incentive Plan.

In addition to the 2022 stock incentive plan, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined. As of March 31, 2025, 113,997 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

March 31, 2025
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$211,195	$211,195	$211,195	$-	$-
Held-to-maturity securities	226,154	195,950	-	195,950	-
Available-for-sale debt securities	314,806	314,806	-	314,806	-
Restricted investments in bank stock	4,021	4,021	-	4,021	-
Loans and leases, net	1,795,474	1,690,552	-	-	1,690,552
Loans held-for-sale	2,018	2,087	-	2,087	-
Accrued interest receivable	9,705	9,705	-	9,705	-
Interest rate swaps	171	171	-	171	-
Financial liabilities:
Deposits with no stated maturities	2,110,610	2,110,610	-	2,110,610	-
Time deposits	346,849	345,664	-	345,664	-
Short-term borrowings	10	10	-	10	-
Secured borrowings	6,190	5,352	-	-	5,352
Accrued interest payable	5,361	5,361	-	5,361	-
Interest rate swaps	1,414	1,414	-	1,414	-

December 31, 2024
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$83,353	$83,353	$83,353	$-	$-
Held-to-maturity securities	225,764	194,575	-	194,575	-
Available-for-sale debt securities	331,457	331,457	-	331,457	-
Restricted investments in bank stock	3,961	3,961	-	3,961	-
Loans and leases, net	1,779,136	1,672,690	-	-	1,672,690
Loans held-for-sale	2,054	2,089	-	2,089	-
Accrued interest receivable	9,632	9,632	-	9,632	-
Interest rate swaps	209	209	-	209	-
Financial liabilities:
Deposits with no stated maturities	2,001,920	2,001,920	-	2,001,920	-
Time deposits	338,900	337,629	-	337,629	-
Secured borrowings	6,266	5,723	-	-	5,723
Accrued interest payable	4,988	4,988	-	4,988	-
Interest rate swaps	1,224	1,224	-	1,224	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Agency - GSE	$26,718	$-	$26,718	$-
Obligations of states and political subdivisions	104,525	-	104,525	-
MBS - GSE residential	183,563	-	183,563	-
Total available-for-sale debt securities	$314,806	$-	$314,806	$-
Interest rate swaps	171	-	171	-
Total assets	$314,977	$-	$314,977	$-

Liabilities:
Interest rate swaps	$1,414	$-	$1,414	$-
Total liabilities	$1,414	$-	$1,414	$-

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Agency - GSE	$28,200	$-	$28,200	$-
Obligations of states and political subdivisions	119,258	-	119,258	-
MBS - GSE residential	183,999	-	183,999	-
Total available-for-sale debt securities	$331,457	$-	$331,457	$-
Interest rate swaps	209	-	209	-
Total assets	$331,666	$-	$331,666	$-

Liabilities:
Interest rate swaps	$1,224	$-	$1,224	$-
Total liabilities	$1,224	$-	$1,224	$-

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

There were no Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending  March 31, 2025 and December 31, 2024, respectively.

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

			Quoted prices in	Significant other	Significant other
		Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	Valuation techniques	at March 31, 2025	(Level 1)	(Level 2)	(Level 3)

Individually evaluated loans	Fair value of collateral appraised value	$2,615	$-	$-	$2,615
Other real estate owned	Fair value of asset less selling costs	20	-	-	20
Total		$2,635	$-	$-	$2,635

			Quoted prices in	Significant other	Significant other
		Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	Valuation techniques	at December 31, 2024	(Level 1)	(Level 2)	(Level 3)

Individually evaluated loans	Fair value of collateral appraised value	$2,810	$-	$-	$2,810
Other repossessed assets	Fair value of asset less selling costs	1	-	-	1
Total		$2,811	$-	$-	$2,811

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

At  March 31, 2025 and December 31, 2024, the range of liquidation expenses and other valuation adjustments applied to individually evaluated, collateral dependent loans ranged from -13.81% to -20.68% and from -13.81% to -31.19%, respectively. The weighted average of liquidation expenses and other valuation adjustments applied to individually evaluated, collateral dependent loans amounted to -16.54% as of March 31, 2025 and -24.85% as of December 31, 2024, respectively. Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed. Accordingly, fair value estimates for individually evaluated, collateral dependent loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable. Appraisals form the basis for determining the net realizable value from these properties. Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business. Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions. Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs. These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions. At  March 31, 2025, the discount applied to the appraised values of ORE was -36.90%. At  December 31, 2024, the net realizable values of properties in ORE were higher than the carrying value.

At  March 31, 2025, there were no other repossessed assets. At December 31, 2024, there was one other repossessed asset totaling $1 thousand. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.

9. Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers. The policies are recorded at their cash surrender values. Increases in cash surrender values are included in non-interest income in the consolidated statements of income. The policies’ cash surrender value totaled $58.5 million and $58.1 million, respectively, as of  March 31, 2025 and December 31, 2024 and is reflected as an asset on the consolidated balance sheets. For the three months ended March 31, 2025 and 2024, the Company has recorded income of $0.4 million and $0.3 million, respectively, due to an increase in cash surrender values.

Officer Life Insurance

The Bank enters into separate split dollar life insurance arrangements (Split Dollar Agreements) with certain officers which provide each officer a specified death benefit should the officer die while in the Bank’s employ. The Bank owns the policies and all cash values thereunder. Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary. As of March 31, 2025, the policies had total death benefits of $58.5 million of which $9.6 million would be paid to the officer’s beneficiaries and the remaining $48.9 million would be paid to the Bank. In addition, five executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met. As of  March 31, 2025 and December 31, 2024, the Company had a balance in accrued expenses of $510 thousand and $471 thousand, respectively, for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

On March 29, 2017, the Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with five officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2017 until retirement. On March 20, 2019, the Bank entered into a SERP Agreement with one officer, pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from March 1, 2019 until normal retirement age. As a result of the acquisition of Landmark, the Company acquired a SERP agreement with one former employee. In June 2024, the bank entered into a supplemental executive retirement plan agreement (the “SERP Agreement”) with one officer; pursuant to which the Bank will credit an amount to a SERP account established for the participant’s behalf while they are actively employed by the Bank for each calendar month from June 1, 2024 until normal retirement age of 70. As of  March 31, 2025 and December 31, 2024, the Company had a balance in accrued expenses of $5.0 million and $4.9 million in connection with these SERPs.

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

		Weighted
	Notional	Average Maturity	Interest Rate	Interest Rate
(dollars in thousands)	Amount	(Years)	Paid	Received	Fair Value
March 31, 2025
Classified in Other assets:
Customer interest rate swaps	$1,762	12.66	30 Day SOFR + Margin	Fixed	$171
Classified in Accrued interest payable and other liabilities:
Third party interest rate swaps	$1,762	12.66	Fixed	30 Day SOFR + Margin	$171

Interest rate derivative - fair value hedge designation

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. This interest rate swap is designated as a fair value hedge and limits the risk to the investment portfolio of rising interest rates. The Company entered into an interest rate swap with a third-party financial institution to convert fixed rate investment securities to an adjustable rate to produce a more asset sensitive profile. The Company recorded the fair value of the fair value hedge in other assets and accrued interest payable and other liabilities on the consolidated balance sheet. The hedged items (fixed rate securities available-for-sale) are also recorded at fair value which offsets the adjustment to the fair value hedge. The related gains and losses are reported in interest income investment securities - U.S. government agencies and corporations and interest income investment securities - state and political subdivisions (nontaxable) in the consolidated statements of income. For the three months ended March 31, 2025, there was a $35 thousand reduction in interest income investment securities - U.S. government agencies and corporations and a $35 thousand reduction in interest income investment securities - state and political subdivisions (nontaxable). For the three months ended March 31, 2024, there was a $89 thousand increase to interest income from investment securities - U.S. government agencies and corporations and a $89 thousand increase to interest income from investment securities - state and political subdivisions (nontaxable). A qualitative assessment of hedge effectiveness was applied at inception of the hedge. Future hedge effectiveness will be determined on a qualitative basis at least annually.  The hedge is expected to remain effective as long as the balance of the hedged item is projected to remain at or above the notional amount of the swap.

		Weighted
	Notional	Average Maturity
(dollars in thousands)	Amount	(Years)	Fair Value
March 31, 2025
Pay-fixed interest rate swap agreements - securities AFS	$100,000	1.50	$(1,243)

The Company had investment securities with a book value of $2.7 million pledged as collateral on its interest rate swaps with a third-party financial institution as of March 31, 2025.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of March 31, 2025 compared to December 31, 2024 and a comparison of the results of operations for the three months ended March 31, 2025 and 2024. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2024 Annual Report filed on Form 10-K.

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

We are impacted by national, regional and market area economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties, and Eastern Pennsylvania, primarily in Northampton county. According to the U.S. Bureau of Labor Statistics, the national unemployment rate for March 2025 was 4.2%, up 0.1 percentage points from December 2024. Similar to the national rate, the unemployment rates in the Scranton - Wilkes-Barre – Hazleton (market area north) and the Allentown – Bethlehem – Easton (market area south) Metropolitan Statistical Areas (local) increased. The local unemployment rates at March 31, 2025 were 4.6% in market area north and 4.2% in market area south, respectively, an increase of 0.8 percentage points and 0.8 percentage points from the 3.8% and 3.4%, respectively, at December 31, 2024. The median home values in the Scranton-Wilkes-Barre-Hazleton metro and Allentown-Bethlehem-Easton metro each increased 7.1% and 4.5% from a year ago, according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, and values are expected to grow 0.3% and remain flat, respectively, in the next year. In light of these expectations, we believe the real estate values could continue to increase at these levels with the declining rate environment. Management will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

For the three months ended March 31, 2025, net income was $6.0 million, or $1.03 diluted earnings per share, an 18% increase, compared to $5.1 million, or $0.88 diluted earnings per share, for the three months ended March 31, 2024.

As of March 31, 2025 and March 31, 2024, tangible common book value per share (non-GAAP) was $33.16 and $29.80 (1), respectively. The increase in tangible book value was due primarily to an increase in retained earnings from net income. These non-GAAP measures should be reviewed in connection with the reconciliation of these non-GAAP ratios.

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

In addition to the challenging economic environment in which we compete, the regulation and oversight of our business has changed significantly in recent years. As described more fully in Part II, Item 1A, “Risk Factors” below, as well as Part I, Item 1A, “Risk Factors,” and in the “Supervisory and Regulation” section of management’s discussion and analysis of financial condition and results of operations in our 2024 Annual Report filed on Form 10-K, certain aspects of the Dodd-Frank Wall Street Reform Act (Dodd-Frank Act) continue to have a significant impact on us.

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at March 31, 2025 and 2024.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

	Three months ended
(dollars in thousands)	March 31, 2025	March 31, 2024
Interest income (GAAP)	$28,308	$25,625
Adjustment to FTE	771	747
Interest income adjusted to FTE (non-GAAP)	29,079	26,372
Interest expense (GAAP)	11,275	10,682
Net interest income adjusted to FTE (non-GAAP)	$17,804	$15,690

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income less gain/(loss) on sales of securities. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

	Three months ended
(dollars in thousands)	March 31, 2025	March 31, 2024
Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$14,554	$13,689

Net interest income (GAAP)	17,033	14,943
Plus: taxable equivalent adjustment	771	747
Non-interest income (GAAP)	4,973	4,572
Add: Losses on sales of securities	822	-
Net interest income (FTE) plus adjusted non-interest income (non-GAAP)	$23,599	$20,262
Efficiency ratio (non-GAAP)	61.67%	67.56%

(1) See non-GAAP financial measurements reconciliation on page 36.

The following table provides a reconciliation of tangible common equity (non-GAAP) and the calculations of tangible book value per share and tangible common equity ratio:

(dollars in thousands)	March 31, 2025	March 31, 2024
Tangible Book Value per Share (non-GAAP)
Total assets (GAAP)	$2,711,310	$2,468,896
Less: Intangible assets	(20,431)	(20,728)
Tangible assets	2,690,879	2,448,168
Total shareholders' equity (GAAP)	211,674	191,635
Less: Intangible assets	(20,431)	(20,728)
Tangible common equity	$191,243	$170,907

Common shares outstanding, end of period	5,767,500	5,735,732
Tangible Common Book Value per Share (non-GAAP)	$33.16	$29.80
Tangible Common Equity Ratio (non-GAAP)	7.11%	6.98%
Unrealized losses on held-to-maturity securities, net of tax	$(23,860)	$(24,205)
Adjusted tangible common equity ratio (non-GAAP)	6.22%	5.99%

The following table provides a reconciliation of pre-provision net revenue (PPNR) to average assets (non-GAAP):

(dollars in thousands)	March 31, 2025	March 31, 2024
Pre-Provision Net Revenue to Average Assets
Income before taxes (GAAP)	$7,082	$5,751
Plus: Provision for credit losses	370	75
Total pre-provision net revenue (non-GAAP)	$7,452	$5,826
Total (annualized) (non-GAAP)	$30,222	$23,432

Average assets	$2,609,769	$2,451,168
Pre-Provision Net Revenue to Average Assets (non-GAAP)	1.16%	0.96%

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

Comparison of the results of operations

three months ended March 31, 2025 and 2024

Overview

Net income for the quarter ended March 31, 2025 was $6.0 million, or $1.03 diluted earnings per share, compared to $5.1 million, or $0.88 diluted earnings per share, for the quarter ended March 31, 2024.  The $0.9 million, or 18%, increase in net income resulted primarily from a $2.1 million increase in net interest income coupled with a $0.4 million increase in non-interest income. This was partially offset by a $0.9 million increase in non-interest expense, a $0.4 million increase in the provision for income tax, and a $0.3 million increase in the provision for credit losses on loans.

Return on average assets (ROA) was 0.93% and 0.83% for the first quarters of 2025 and 2024, respectively. During the same time periods, return on average shareholders’ equity (ROE) was 11.66% and 10.71%, respectively. The increases in ROA and ROE were primarily the result of an increase in net income during the first quarter of 2025, compared to the same period of 2024. Pre-provision net revenue to average assets (non-GAAP) was 1.16% and 0.96% for the three months ended March 31, 2025 and 2024, respectively. The increase quarter-over-quarter was due to an increase in pre-provision net revenue in the first quarter of 2025.

Net interest income and interest sensitive assets / liabilities

Net interest income was $17.0 million for the first quarter of 2025, a 14% increase over the $14.9 million earned for the first quarter of 2024.  The $2.1 million increase in net interest income resulted from a $2.7 million increase in interest income primarily due to a $148.0 million increase in the average balance of interest-earning assets and a 21 basis point increase in fully-taxable equivalent ("FTE") yield. The loan portfolio had the most significant impact, producing a $2.5 million increase in FTE interest income from $116.4 million in higher quarterly average balances and an increase of 26 basis points in FTE loan yield. Partially offsetting the higher interest income, was a $0.6 million increase in interest expense due to a $124.3 million quarter-over-quarter increase in average interest-bearing liability balances. The increase was due to growth of $179.3 million in average interest-bearing deposit balances and a 6 basis point increase in the rates paid on interest-bearing deposits. This was partially offset by a decrease in interest expense on borrowings due to $53.9 million less in average short-term borrowings.

The FTE yield on interest-earning assets was 4.73% for the first quarter of 2025, an increase of 21 basis points from the 4.52% for the first quarter of 2024. The overall cost of interest-bearing liabilities was 2.49% for the first quarter of 2025, a decrease of 2 basis points from the 2.51% for the first quarter of 2024.  The cost of funds remained flat at 1.93% for both the first quarters of 2025 and 2024. The Company’s FTE (non-GAAP measurement) net interest spread was 2.24% for the first quarter of 2025, an increase of 23 basis points from the 2.01% recorded for the first quarter of 2024.  FTE net interest margin increased to 2.89% for the three months ended March 31, 2025 from 2.69% for the same period of 2024 due to the increase in the loan and lease portfolio coupled with the continued re-investment of cash flow into more effective interest-earning assets.

The table that follows presents the quarterly ratios for yield on interest-earning assets, net interest margin and net interest spread for the periods indicated:

	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024
Yield on interest-earning assets (FTE) (non-GAAP)	4.73%	4.68%	4.68%	4.58%	4.52%
Net interest spread (FTE) (non-GAAP)	2.24%	2.08%	1.98%	2.00%	2.01%
Net interest margin (FTE) (non-GAAP)	2.89%	2.78%	2.70%	2.71%	2.69%

For the remainder of 2025, the Company currently expects to operate in a moderately declining interest rate environment. Management is primarily reliant on the Federal Open Market Committee's (FOMC) statements and forecast. For the three months ended March 31, 2025, the FOMC did not adjust interest rates based on the uncertainty about inflation and the effects of newly introduced tariffs on the economy. The Blue Chip Financial Forecasts economic consensus expects between 50 to 75 basis points in rate cuts during 2025. For 2025, the Company currently maintains a loan pipeline which is expected to grow the loan portfolio funded by utilizing excess cash holdings and will plan to borrow in the event cash is depleted and there is not enough deposit growth to fund loan growth. The focus remains on enhancing margin by reallocating cash flow to focus growth on specific assets, being proactive with loan pricing and managing deposit costs to maintain a reasonable spread.

The Company’s cost of interest-bearing liabilities was 2.49% for the three months ended March 31, 2025, compared to 2.51% for the same 2024 period. The reduction in average short-term borrowings contributed to the lower cost of interest-bearing liabilities.

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

The table below sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated. Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for March 31, 2025 and 2024 to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments. This treatment allows a uniform comparison among yields on interest-earning assets. Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for credit losses. Home equity lines of credit (HELOC) are included in the residential real estate category since they are secured by real estate. Net deferred loan cost amortization of $0.2 million and $0.2 million during the first quarter of 2025 and 2024, respectively, are included in interest income from loans. Merchants Bank of Bangor and Landmark Community Bank loan fair value purchase accounting adjustments of $0.4 million and $0.5 million are included in interest income from loans and less than $1 thousand and $1 thousand reduced interest expense on deposits and borrowings for the three months ended March 31, 2025 and 2024. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Residual values for direct finance leases are included in the average balances for consumer loans.

	Three months ended
(dollars in thousands)	March 31, 2025			March 31, 2024
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$69,575	$771	4.49%	$28,680	$376	5.27%
Restricted investments in bank stock	3,973	74	7.54	3,934	81	8.25
Investments:
Agency - GSE	113,787	409	1.46	112,677	407	1.45
MBS - GSE residential	216,362	1,050	1.97	223,736	1,081	1.94
State and municipal (nontaxable)	191,618	1,391	2.94	194,450	1,532	3.17
State and municipal (taxable)	85,906	443	2.09	86,105	443	2.07
Total investments	607,673	3,293	2.20	616,968	3,463	2.26
Loans and leases:
C&I and CRE (taxable)	915,402	14,123	6.26	796,830	12,233	6.17
C&I and CRE (nontaxable)	128,240	1,648	5.21	122,998	1,523	4.98
Consumer	183,692	2,451	5.41	221,397	2,657	4.83
Residential real estate	585,706	6,719	4.65	555,443	6,039	4.37
Total loans and leases	1,813,040	24,941	5.58	1,696,668	22,452	5.32
Total interest-earning assets	2,494,261	29,079	4.73%	2,346,250	26,372	4.52%
Non-interest earning assets	115,508			104,918
Total assets	$2,609,769			$2,451,168

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$663,218	$3,283	2.01%	$667,620	$3,821	2.30%
Savings and clubs	192,030	134	0.28	201,888	156	0.31
MMDA	631,984	4,353	2.79	525,210	3,589	2.75
Certificates of deposit	339,725	3,417	4.08	252,897	2,375	3.78
Total interest-bearing deposits	1,826,957	11,187	2.48	1,647,615	9,941	2.43
Secured borrowings	6,226	88	5.71	7,335	121	6.63
Short-term borrowings	22	-	3.90	53,952	620	4.62
Total interest-bearing liabilities	1,833,205	11,275	2.49%	1,708,902	10,682	2.51%
Non-interest bearing deposits	533,286			519,856
Non-interest bearing liabilities	34,937			32,434
Total liabilities	2,401,428			2,261,192
Shareholders' equity	208,341			189,976
Total liabilities and shareholders' equity	$2,609,769			$2,451,168
Net interest income - FTE		$17,804			$15,690

Net interest spread			2.24%			2.01%
Net interest margin			2.89%			2.69%
Cost of funds			1.93%			1.93%

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

	Three months ended March 31,
(dollars in thousands)	2025 compared to 2024			2024 compared to 2023
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$458	$(63)	$395	$316	$29	$345
Restricted investments in bank stock	1	(8)	(7)	(30)	5	(25)
Investments:
Agency - GSE	1	-	1	-	(6)	(6)
MBS - GSE residential	(42)	12	(30)	(113)	87	(26)
State and municipal	(18)	(121)	(139)	(229)	113	(116)
Total investments	(59)	(109)	(168)	(342)	194	(148)
Loans and leases:
Residential real estate	314	368	682	561	452	1,013
C&I and CRE	1,727	261	1,988	731	1,138	1,869
Consumer	(493)	286	(207)	(148)	381	233
Total loans and leases	1,548	915	2,463	1,144	1,971	3,115
Total interest income	1,948	735	2,682	1,088	2,199	3,287

Interest expense:
Deposits:
Interest-bearing checking	(26)	(512)	(538)	57	2,443	2,500
Savings and clubs	(8)	(14)	(22)	(24)	6	(18)
Money market	707	57	764	(88)	1,126	1,038
Certificates of deposit	845	197	1,042	692	1,111	1,803
Total deposits	1,518	(272)	1,246	637	4,686	5,323
Secured borrowings	(17)	(16)	(33)	(3)	13	10
Short-term borrowings	(537)	(83)	(620)	62	(26)	36
Total interest expense	964	(371)	593	696	4,673	5,369
Net interest income	$984	$1,107	$2,090	$392	$(2,474)	$(2,082)

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

For the three months ended March 31, 2025, the provision for credit losses on loans was $455 thousand partially offset by a $85 thousand net benefit in the provision for unfunded commitments, compared to a $125 thousand provision for credit losses on loans and a $50 thousand net benefit in the provision for credit losses on unfunded loan commitments for the three months ended March 31, 2024.

For the three months ended March 31, 2025, the increase in the provision for credit losses on loans compared to the prior year period was due to higher loan growth and higher net charge-offs. For the three months ended March 31, 2025, the higher net benefit for credit losses on unfunded commitments was due to a larger reduction in unfunded commitments during the quarter compared to the same period in 2024.

The provision for credit losses derives from the reserve required from the allowance for credit losses calculation. The Company continued provisioning for three months ended March 31, 2025 to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for credit losses, see “Allowance for credit losses,” located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

Total non-interest income increased $0.4 million, or 9%, to $5.0 million for the first quarter of 2025 compared to $4.6 million for the first quarter of 2024. The increase in non-interest income was attributed to $0.2 million in wealth management fees and $0.1 million in interchange fees. Additionally, during the first quarter of 2025, gains of $0.5 million on the sale of a commercial loan and $0.3 million from the sale of a property were offset by $0.8 million in losses recognized on the sale of securities.

Operating expenses

Non-interest expenses increased $0.9 million, or 6%, for the first quarter of 2025 to $14.6 million from $13.7 million for the same quarter of 2024. Salaries and benefits expense increased $0.6 million due to an increase in the number of bankers, group insurance costs, and banker incentives in the first quarter of 2025. Additionally, the Company saw an increase of $0.3 million in advertising and marketing expenses primarily due to an increase in Neighborhood Assistance Program donations from which the Company recognized $0.2 million in additional tax credits causing a corresponding decrease in PA shares tax expense.

Provision for income taxes

The provision for income taxes increased $0.4 million during the three months ended March 31, 2025 compared to the same period in 2024 primarily due to a $1.3 million increase in income before taxes and $0.1 million less in tax credits. The Company's effective tax rate was 15.4% at March 31, 2025 compared to 12.1% at March 31, 2024. The difference between the effective rate and the enacted statutory corporate rate of 21% is due mostly to the effect of tax-exempt income in relation to the level of pre-tax income.

Comparison of financial condition at

 March 31, 2025 and December 31, 2024

Overview

The Company’s total assets had a balance of $2.7 billion as of March 31, 2025, an increase of $126.7 million from December 31, 2024. The increase resulted from $127.8 million in growth in cash and cash equivalents during the three months ended March 31, 2025. The loans and leases portfolio increased $16.3 million during the same period of 2025. Asset growth was offset by a decrease of $16.7 million in the investment portfolio. Deposit growth of $116.6 million was used to fund the loan portfolio with the remaining balances held in cash.

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

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM). To date, management has not purchased any securities for trading purposes. Some of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them. The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions. Debt securities designated as AFS are carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported within shareholders’ equity as a component of accumulated other comprehensive income (AOCI). Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity. For the three months ended March 31, 2025, AOCI improved by $3.6 million primarily due to the change in fair value of the Company's investment securities.

As of March 31, 2025, the carrying value of held-to-maturity securities was $226.2 million, net of $13.4 million in remaining transferred discount.

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

During September 2023, the Company entered into a $100 million interest rate swap with a third-party financial institution to limit the risk to the investment portfolio of rising interest rates. The interest rate swap was designated as a fair value hedge and utilized a pay fixed interest rate swap to hedge the change in fair value attributable to the movement in the Secured Overnight Financing Rate ("SOFR"). The Company designated $50 million of the swap's notional balance as a hedge against the closed portfolio of 20-year mortgage-backed securities and $50 million as a hedge against the closed portfolio of tax-free municipal bonds. As of March 31, 2025, the Company recorded the fair value of the swap of $1.2 million in accrued interest payable and other liabilities on the consolidated balance sheet offset by a $1.2 million increase to the carrying value of designated investment securities.

As of March 31, 2025, the carrying value of investment securities amounted to $541.0 million, or 20% of total assets, compared to $557.2 million, or 22% of total assets, as of December 31, 2024. On March 31, 2025, 34% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations. The mortgage-backed securities portfolio includes only pass-through bonds issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association (GNMA).

The Company’s municipal (obligations of states and political subdivisions) portfolio is comprised of tax-free municipal bonds with a carrying value of $176.8 million ($170.1 million including the remaining net unrealized loss transferred on HTM securities) and taxable municipal bonds with a carrying value of $83.1 million ($77.9 million including the remaining net unrealized loss transferred on HTM securities). The overall credit ratings of these municipal bonds were as follows: 36% AAA, 62% AA, and 1% A. For municipal securities HTM, the Company utilized a third-party model to analyze whether a credit loss reserve is needed for these bonds. The amount of the credit loss reserve calculated was immaterial because of the underlying strong credit quality of the municipal portfolio.

During the first three months of 2025, the carrying value of total investments decreased $16.3 million, or 3%. The decline was primarily due to a sale of $17.5 million in available-for-sale securities and $5.2 million in paydowns partially offset by $4.6 million in purchases of securities. The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company. Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile, to the extent possible.

A comparison of investment securities at March 31, 2025 and December 31, 2024 is as follows:

	March 31, 2025				December 31, 2024
(dollars in thousands)	Amount	%	Book yield	Reprice term (years)	Amount	%	Book yield	Reprice term (years)
HTM securities:
Obligations of states & political subdivisions - tax exempt	$83,559	15.4%	2.1%	19.6	$83,544	15.1%	2.1%	19.8
Obligations of states & political subdivisions - taxable	59,828	11.1	2.1	10.1	59,734	10.7	2.1	10.3
Agency - GSE	82,767	15.3	1.4	5.2	82,486	14.7	1.4	5.4
Total HTM securities	$226,154	41.8%	1.8%	11.8	$225,764	40.5%	1.8%	12.1
AFS debt securities:
MBS - GSE residential	$183,563	33.9%	2.0%	5.6	$183,999	33.0%	2.0%	5.9
Obligations of states & political subdivisions - tax exempt	86,503	16.0	2.3	18.6	95,635	17.2	2.4	17.5
Obligations of states & political subdivisions - taxable	18,022	3.4	1.5	4.6	23,623	4.2	1.6	4.6
Agency - GSE	26,718	4.9	1.2	3.2	28,200	5.1	1.2	3.3
Total AFS debt securities	$314,806	58.2%	2.0%	9.0	$331,457	59.5%	2.0%	8.9
Total securities	$540,960	100.0%	1.9%	10.1	$557,221	100.0%	2.0%	10.1

The investment securities portfolio contained no private label mortgage-backed securities, collateralized mortgage obligations, collateralized debt obligations, or trust preferred securities. The portfolio had no adjustable-rate instruments as of March 31, 2025 and December 31, 2024.

The AFS securities were recorded with a net unrealized loss of $48.9 million and a net unrealized loss of $52.8 million as of March 31, 2025 and December 31, 2024, respectively. Of the $3.9 million net improvement; $5.1 million was attributable to mortgage-backed securities and $0.5 million was attributable to agency securities. This improvement was offset by a $1.7 million decrease to municipal securities. The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve. Generally, the values of debt securities move in the opposite direction of the changes in interest rates. As interest rates along the treasury yield curve rise, especially at the intermediate and long end, the values of debt securities tend to decline. Whether or not the value of the Company’s investment portfolio will change above or below its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio. Management does not consider the reduction in value attributable to changes in credit quality. Correspondingly, when interest rates decline, the market values of the Company’s debt securities portfolio could be subject to market value increases.

As of March 31, 2025, the Company had $292.7 million in public deposits, or 12% of total deposits. Pennsylvania state law requires the Company to maintain pledged securities on public and trust deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers. The Company also pledges securities for derivative instruments and certain borrowed funds. As of March 31, 2025, the balance of pledged securities required was $335.9 million, or 62% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether credit losses on debt securities exist. Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security has credit losses. If a decline in value is deemed to be a credit loss, a contra-asset is recorded on both HTM and AFS securities, limited by the amount that the fair value is less than the amortized cost basis. During the three months ended March 31, 2025, the Company did not incur any credit losses on debt securities from its investment securities portfolio.

During the first quarter of 2025, the Company sold nineteen available-for-sale securities with the intention of replacing the holdings with better yielding bonds. The Company recognized a loss of $0.8 million as the amortized cost was $17.5 million compared to the sales proceeds of $16.7 million. This sale was due to the ongoing management strategy of improving margin and focusing on more effective interest earning assets.

Restricted investments in bank stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh. Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level. In addition, the Company earns a return or dividend based on the amount invested. The balance in FHLB stock was $3.9 million and $3.9 million as of March 31, 2025 and December 31, 2024, respectively.  The dividends received from the FHLB totaled $77 thousand and $73 thousand for the three months ended March 31, 2025 and 2024, respectively. Atlantic Community Bankers Bank (ACBB) stock totaled $82 thousand as of March 31, 2025 and December 31, 2024.

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

As of March 31, 2025 and December 31, 2024, loans HFS consisted of residential mortgages with carrying amounts of $2.0 million and $2.1 million, respectively, which approximated their fair values. During the three months ended March 31, 2025, residential mortgage loans with principal balances of $12.5 million were sold into the secondary market and the Company recognized net gains of $0.2 million, compared to $10.8 million and $0.2 million, respectively, during the three months ended March 31, 2024.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster relationships. At March 31, 2025 and December 31, 2024, the servicing portfolio balance of sold residential mortgage loans was $498.0 million and $495.4 million, respectively, with mortgage servicing rights of $1.3 million and $1.3 million for the same periods, respectively. Additionally, during the first quarter of 2025, the Company sold a commercial loan with a principal balance of $1.3 million and recognized a net gain of $0.5 million.

Loans and leases

As of March 31, 2025, the Company had gross loans and leases totaling $1.8 billion, an increase of $17 million, or 1%, compared to $1.8 billion at December 31, 2024.

During the three months ended March 31, 2025, the growth in the portfolio was attributed to a $24.9 million increase in the commercial portfolio primarily due to the origination of two municipal loans to two unrelated borrowers totaling $8.3 million; an origination to a single commercial real estate owner occupied borrower totaling $9.4 million; and general portfolio growth. The Company also experienced a $2.2 million increase in the residential portfolio, which was offset by the $10.6 million reduction in the consumer portfolio attributed to a strategic reduction in the auto portfolio.

As management continues to identify ways to optimize the Company’s balance sheet, the focus is to lend in areas that provide better risk-adjusted returns and improved opportunities to deepen relationships with our customers. This could result in a change in the composition of the loan portfolio in future periods.

The composition of the loan portfolio at March 31, 2025 and December 31, 2024 is summarized as follows:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Amount	%	Amount	%
Commercial and industrial:
Commercial	$174,555	9.6%	$172,834	9.6%
Municipal	109,959	6.1	101,706	5.6
Commercial real estate:
Non-owner occupied	401,771	22.1	394,219	21.9
Owner occupied	316,414	17.4	304,889	16.9
Construction	46,793	2.6	50,930	2.9
Consumer:
Home equity installment	54,481	3.0	54,214	3.0
Home equity line of credit	59,030	3.2	58,130	3.2
Auto loans - Recourse	10,477	0.6	11,389	0.6
Auto loans - Non-recourse	67,383	3.7	75,440	4.2
Direct finance leases	24,820	1.4	27,827	1.5
Other	24,069	1.3	23,848	1.4
Residential:
Real estate	510,844	28.1	504,815	28.0
Construction	16,655	0.9	20,507	1.2
Gross loans	1,817,251	100.0%	1,800,748	100.0%
Less:
Allowance for credit losses	(20,017)		(19,666)
Unearned lease revenue	(1,760)		(1,946)
Net loans	$1,795,474		$1,779,136

Loans held-for-sale	$2,018		$2,054

Commercial & industrial (C&I) and commercial real estate (CRE)

As of March 31, 2025, the commercial portfolio increased by $24.9 million, or 2%, to $1.0 billion compared to the December 31, 2024 balance of $1.0 billion. The increase was due to growth of $10.0 million in commercial and industrial loans and growth of $14.9 million in commercial real estate loans.

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

For the three months ended March 31, 2025, commercial and industrial (non-municipal) loans increased $1.7 million, or 1%, from $172.8 million at December 31, 2024 to $174.5 million at March 31, 2025, which was due to originations and advances outpacing scheduled payments and curtailments.

Municipal loans are secured by the full faith and credit of respective local government units located in the Commonwealth of Pennsylvania authorized in accordance with the Local Government Unit Debt Act. These loans have a long history of performance within contractual terms with no defaults noted.

For the three months ended March 31, 2025, municipal loans increased $8.3 million, or 8%, from $101.7 million at December 31, 2024, to $110.0 million at March 31, 2025 which was attributed to the origination of two municipal loans to two unrelated borrowers totaling $8.3 million.

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

For the three months ended March 31, 2025, owner occupied commercial real estate loans increased $11.5 million, or 4%, from $304.9 million on December 31, 2024, to $316.4 million at March 31, 2025, due to an origination to a single commercial real estate owner occupied borrower totaling $9.4 million and general portfolio growth.

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

The Company maintains a well-diversified non-owner occupied commercial real estate portfolio with no material concentration to any property type. The chart below describes the purpose for the types of exposure contained within the loan portfolio for non-owner-occupied commercial real estate loans at March 31, 2025 compared to December 31, 2024:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate non-owner occupied:
1-4 Family	$43,811	10.90%	$45,613	11.57%
Multifamily	48,485	12.07%	48,087	12.20%
Industrial	46,942	11.68%	51,486	13.06%
Mixed Use	52,991	13.19%	53,233	13.50%
Retail	66,692	16.60%	64,227	16.29%
Land	20,811	5.18%	17,368	4.41%
Special Purpose	40,503	10.08%	32,187	8.16%
Hotel	29,442	7.33%	29,607	7.51%
Office	52,094	12.97%	52,411	13.30%
Total	$401,771	100.00%	$394,219	100.00%

For the three months ended March 31, 2025, non-owner occupied commercial real estate loans increased $7.6 million, or 2%, from $394.2 million on December 31, 2024, to $401.8 million on March 31, 2025 due to general portfolio growth and construction loans that stabilized and were converted to non-owner occupied commercial real estate during the quarter.

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

In the table above, office space comprised $52.1 million and special purpose comprised $40.5 million in outstanding amounts, respectively. The office segment mainly has suburban medical and suburban professional third-party tenants. The special purpose segment includes self-storage facilities, assisted living facilities, nursing homes, and parking garages.

Construction lending consists of commercial and residential site development loans, as well as commercial building construction and residential housing construction loans. Management prefers lending to well-established developers with a proven track record and strong business and guaranteed with owners’ personal financial conditions. As of March 31, 2025, the commercial construction portfolio of $46.8 million consisted of $33.8 million, or 72%, of non-owner-occupied loans and $13.0 million, or 28%, of owner-occupied loans.

For the three months ended March 31, 2025, commercial construction loans decreased $4.1 million, or 8%, from $50.9 million on December 31, 2024 to $46.8 million at March 31, 2025. This reduction was attributed to $21.8 million in projects that stabilized and were converted to owner and non-owner commercial real estate loans during the three months ended March 31, 2025. This reduction was partially offset by $0.7 million in commercial construction commitments originated during the quarter and $17.0 million in advances during the quarter on commercial construction loan availability booked prior to March 31, 2025.

Consumer

The consumer loan portfolio consisted of home equity installment, home equity line of credit, non-recourse auto loans, recourse auto loans, direct finance leases and other consumer loans.

As of March 31, 2025, the total consumer loan portfolio decreased by $10.6 million, or 4%, to $240.2 million compared to the December 31, 2024 balance of $250.8 million, primarily due to a management strategic determination to reduce the indirect auto portfolio totaling $12 million resulting from payoffs/paydowns with minimal originations. Offsetting the reduction in the indirect auto portfolio was growth of $0.9 million in the HELOC portfolio due to a sales campaign done during the quarter. For the remainder of 2025, the Company expects maturities of approximately $27.5 million in the dealer portfolio with minimal originations.

Residential

As of March 31, 2025, the residential loan portfolio increased by $2.2 million, or less than 1%, to $527.5 million compared to the December 31, 2024 balance of $525.3 million due to general portfolio growth.

The residential loan portfolio consisted primarily of held-for-investment residential loans for primary residences, including $404 million in fixed-rate and $107 million in adjustable-rate mortgages as of March 31, 2025.

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

The following tables set forth the activity in the allowance for credit losses and certain key ratios for the period indicated:

(dollars in thousands)	As of and for the three months ended March 31, 2025		As of and for the twelve months ended December 31, 2024		As of and for the three months ended March 31, 2024

Balance at beginning of period	$19,666		$18,806		$18,806

Charge-offs:
Commercial and industrial	(29)		(399)		(114)
Commercial real estate	-		(132)		(5)
Consumer	(134)		(419)		(107)
Residential	(18)		-		-
Total	(181)		(950)		(226)

Recoveries:
Commercial and industrial	5		12		2
Commercial real estate	20		352		155
Consumer	52		76		22
Residential	-		45		2
Total	77		485		181
Net charge-offs	(104)		(465)		(45)
Provision for credit losses on loans	455		1,325		125
Balance at end of period	$20,017		$19,666		$18,886

Allowance for credit losses to total loans	1.10%		1.09%		1.11%
Net charge-offs to average total loans outstanding	0.02%		0.03%		0.01%
Average total loans	$1,813,040		$1,741,349		$1,696,669
Loans 30 - 89 days past due and accruing	$6,065		$5,349		$2,171
Loans 90 days or more past due and accruing	$32		$32		$12
Non-accrual loans	$5,951		$7,343		$3,557
Allowance for credit losses to non-accrual loans	3.36	x	2.68	x	5.31	x
Allowance for credit losses to non-performing loans	3.35	x	2.67	x	5.29	x

For the three months ended March 31, 2025, the allowance increased $0.3 million, or 2%, to $20.0 million from $19.7 million on December 31, 2024. The increase in the allowance was based on the provisioning of $0.5 million partially offset by net charge-offs of $0.1 million.

Management believes that the current balance in the allowance for credit losses is adequate to meet the identified potential credit quality issues that may arise and other issues unidentified but inherent to the portfolio. Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.

Key loss driver assumptions used in the allowance estimate included the median Federal Open Market Committee (FOMC) National Gross Domestic Product (GDP) and unemployment rate forecasts, the Federal Housing Finance Agency (FHFA) House Price Index (HPI), prepayment and curtailment rates, and estimated remaining loan lives. Although key loss driver assumptions used in the ACL estimate remained largely stable from the estimate as of December 31, 2024 to the estimate as of March 31, 2025, the ACL on absolute terms increased based on growth in the loan and lease portfolio, changes in the composition of the portfolio, slower prepayment and curtailment rates, and less favorable economic forecasts.

Qualitative factors for the ACL estimate as of March 31, 2025 saw a general decrease compared to the prior quarter based on reduction in the qualitative factor for improvement in asset quality, specifically the commercial real estate owner occupied and consumer other loan categories.

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

(dollars in thousands)	For the three months ended March 31, 2025	% of Total Net Charge-offs	For the three months ended March 31, 2024	% of Total Net Charge-offs
Net charge-offs
Commercial and industrial	$(24)	23%	$(112)	249%
Commercial real estate	20	(19)	150	(334)
Consumer	(82)	79	(85)	189
Residential	(18)	17	2	(4)
Total net charge-offs	$(104)	100%	$(45)	100%

For the three months ended March 31, 2025, net charge-offs against the allowance totaled $104 thousand compared with net charge-offs of $45 thousand for the three months ended March 31, 2024, representing a $59 thousand increase due to a $123 thousand commercial real estate recovery during the first quarter of 2024. Net charge-offs grew as a percentage of the total loan portfolio at 0.02% for the three months ended March 31, 2025 compared to 0.01% for the three months ended March 31, 2024.

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

	March 31, 2025			December 31, 2024			March 31, 2024
		% of	Category		% of	Category		% of	Category
		Total	% of		Total	% of		Total	% of
(dollars in thousands)	Allowance	Allowance	Loans	Allowance	Allowance	Loans	Allowance	Allowance	Loans
Category
Commercial real estate	$9,182	46%	42%	$8,943	45%	42%	$8,824	47%	38%
Commercial and industrial	2,413	12	16	2,345	12	15	1,904	10	16
Consumer	2,271	12	13	2,377	13	14	2,263	12	16
Residential real estate	6,094	30	29	5,989	30	29	5,846	31	30
Unallocated	57	-	-	12	-	-	49	-	-
Total	$20,017	100%	100%	$19,666	100%	100%	$18,886	100%	100%

As of March 31, 2025, the commercial real estate loan portfolio comprised 46% of the total allowance for credit losses, up 1 percentage point from December 31, 2024. As of March 31, 2025, the commercial real estate loan portfolio was 42% of the total loan and lease portfolio indicative of a higher relative reserve, which is attributed to the longer average duration and inherent risk of the portfolio.

As of March 31, 2025, the commercial and industrial portfolio comprised 12% of the total allowance for credit losses, unchanged from December 31, 2024. As of March 31, 2025, the commercial and industrial portfolio was 16% of the total loan and lease portfolio indicative of a lower relative reserve, which is attributed to the shorter average duration of this portfolio and lower relative risk, specifically from the municipal portfolio.

As of March 31, 2025, the consumer portfolio comprised 12% of the total allowance for credit losses, down 1 percentage point from December 31, 2024. As of March 31, 2025, the consumer portfolio is 13% of the total loan and lease portfolio indicative of a lower relative reserve, which is attributed to the shorter average duration of this portfolio and lower relative risk, specifically from the indirect recourse and direct finance lease portfolios.

As of March 31, 2025, the residential portfolio comprised 30% of the total allowance for credit losses, unchanged from December 31, 2024. As of March 31, 2025, the residential portfolio is 29% of the total loan and lease portfolio indicative of a higher relative reserve, which is attributed to the longer average duration and inherent risk of the portfolio.

As of March 31, 2025, the unallocated reserve, representing the portion of the allowance not specifically identified with a loan or groups of loans, was less than 1% of the total allowance for credit losses, unchanged from December 31, 2024.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, other real estate owned (ORE) and repossessed assets.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024

Loans past due 90 days or more and accruing	$32	$32	$12
Non-accrual loans	5,951	7,343	3,557
Total non-performing loans	5,983	7,375	3,569
Other real estate owned and repossessed assets	119	430	220
Total non-performing assets	$6,102	$7,805	$3,789

Total loans, including loans held-for-sale	$1,817,509	$1,800,856	$1,697,299
Total assets	$2,711,310	$2,584,616	$2,468,896
Non-accrual loans to total loans	0.33%	0.41%	0.21%
Non-performing loans to total loans	0.33%	0.41%	0.21%
Non-performing assets to total assets	0.23%	0.30%	0.15%

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

Non-performing assets represented 0.23% of total assets at March 31, 2025 compared with 0.30% at December 31, 2024. The decrease resulted from a $1.7 million, or 22%, decline in non-performing assets, specifically non-accrual loans, which declined $1.4 million due to the sale of a $1.3 million commercial owner occupied real estate loan to a third-party purchaser during the quarter.

On March 31, 2025, there were a total of 30 non-accrual loans to 26 unrelated borrowers with balances that ranged from less than $1 thousand to $2.6 million, or $6.0 million in the aggregate. On December 31, 2024, there were a total of 33 non-accrual loans to 30 unrelated borrowers with balances that ranged from less than $1 thousand to $2.6 million, or $7.3 million in the aggregate.

Loans past due 90 days or more accruing totaled $32 thousand, which was comprised of two direct finance leases as of March 31, 2025, compared to two direct finance leases totaling $32 thousand as of December 31, 2024. All loans were well secured and in the process of collection.

The Company seeks payments from all past due customers through an aggressive customer communication process. Unless well-secured and in the process of collection, past due loans will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

The composition of non-performing loans as of March 31, 2025 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial:
Commercial	$174,555	$-	$2,707	$2,707	1.55%
Municipal	109,959	-	-	-	-
Commercial real estate:
Non-owner occupied	401,771	-	627	627	0.16%
Owner occupied	316,414	-	1,262	1,262	0.40%
Construction	46,793	-	-	-	-
Consumer:
Home equity installment	54,481	-	160	160	0.29%
Home equity line of credit	59,030	-	451	451	0.76%
Auto loans-Recourse	10,477	-	-	-	-
Auto loans-Non Recourse	67,383	-	3	3	0.00%
Direct finance leases *	23,060	32	-	32	0.14%
Other	24,069	-	-	-	-
Residential:
Real estate	510,844	-	741	741	0.15%
Construction	16,655	-	-	-	-
Loans held-for-sale	2,018	-	-	-	-
Total	$1,817,509	$32	$5,951	$5,983	0.33%

*Net of unearned lease revenue of $1.8 million.

Payments received from non-accrual loans are recognized on a cost recovery method. Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. If the non-accrual loans that were outstanding as of March 31, 2025 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $141 thousand.

Foreclosed assets held-for-sale

From December 31, 2024 to March 31, 2025, other real estate owned (ORE) decreased from $429 thousand to $119 thousand, a $310 thousand decrease, which was attributed to the sale of one commercial property totaling $196 thousand and sale of two residential properties totaling $233 thousand. These sales were partially offset by the addition of two properties totaling $119 thousand.

The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$429	3	$1	1

Additions	119	2	648	4
Pay downs	-	-	-	-
Write downs	-	-	-	-
Transfers	-	-	-	-
Sales	(429)	(3)	(220)	(2)
Balance at end of period	$119	2	$429	3

As of March 31, 2025, the Company had two properties totaling $119 thousand with one property under agreement of sale and one property listed for sale.

As of March 31, 2025, the Company had no other repossessed assets. As of December 31, 2024, the Company had one other repossessed asset totaling $1 thousand which was a vehicle.

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

Premises and equipment

Net of depreciation, premises and equipment decreased $0.9 million during the first three months of 2025 primarily due to depreciation expense. These decreases were offset by $0.1 million in additions to premises and equipment.

The Company is in the process of corporate headquarters construction which will increase construction in process. On December 23, 2020, the Commonwealth of Pennsylvania authorized the first of three Redevelopment Assistance Capital Program (RACP) grant funding in the amount of $2.0 million, a second on December 6, 2021 in the amount of $2.0 million, and the final grant award on November 1, 2024 in the amount of $4.0 million, bringing the total RACP grant award to $9.0 million.  The $9.0 million RACP grants will offset the total construction costs of the renovation and rehabilitation of the historic Scranton Electric Building. As of March 31, 2025, the Company incurred $5.8 million in costs for the corporate headquarters building in downtown Scranton which included planning, engineering, and architectural fees as well as interior demolition and investigative work. The remaining building costs could range from $20 million to $22 million. This estimated range may expand due to unknown supply chain issues, labor pricing, design changes, or upgrades required to meet current codes.  The Company currently estimates furniture and office equipment costs at $2.0 million and technology equipment and infrastructure at $0.6 million. The historic nature of this building has qualified the Company for an estimated $3.4 million in state and federal historic tax credits. The project is expected to be completed in the middle of 2026.

Other assets

During the first three months of 2025, other assets decreased by $0.9 million. The decrease was primarily due to $1.1 million less in internal DDA overdrafts from the timing of payroll coupled with a decrease of $0.8 million in deferred tax assets. The primary asset to offset the decrease was an increase of $1.4 million in prepaid assets.

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

The following table represents the components of deposits as of the date indicated:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$699,893	28.5%	$672,290	28.7%
Savings and clubs	194,820	7.9	189,534	8.1
Money market	660,213	26.9	606,161	25.9
Certificates of deposit	346,849	14.1	338,900	14.5
Total interest-bearing	1,901,775	77.4	1,806,885	77.2
Non-interest bearing	555,684	22.6	533,935	22.8
Total deposits	$2,457,459	100.0%	$2,340,820	100.0%

Total deposits increased $116.6 million, or 5%, to $2.5 billion at March 31, 2025 from $2.3 billion at December 31, 2024. Money market accounts increased $54.1 million primarily driven by growth in existing account balances from the continued focus on obtaining the best rate, our relationship strategy, and targeted direct marketing driving new client acquisitions. Interest-bearing checking accounts grew by $27.6 million primarily caused by the increase in existing account balances. At December 31, 2024, the Company utilized $24.6 million in Insured Cash Sweep (ICS) one-way buy funds which were replaced at March 31, 2025 by the $21.9 million increase in trust managed ICS balances. Non-interest bearing checking balances increased $21.7 million primarily due to business and personal demand deposit accounts. CDs increased $7.9 million, or 2%, as of March 31, 2025; this again attributed to interest rate sensitivity and maintaining a highly competitive rate offer for both new accounts and retention of the product. Savings account balances increased $5.3 million during the first three months of 2025 primarily due to growth in personal account and club balances. The Company focuses on obtaining a full-banking relationship with existing core operating checking account customers as well as forming new customer relationships. The Company will continue to execute its relationship development and client segment strategy, explore the demographics within its marketplace and develop targeted programs for its customers to maintain and grow core deposits. Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset future deposit growth. The Company will continue to closely monitor the competitive rate environment to align relationship retention and growth. Subsequent to quarter end March 31, 2025 through the date of filing, the Company began experiencing declines in total deposit balances due to seasonal spending of balances specifically in the money market and non-interest bearing checking deposit balances.

The Company utilizes Certificate of Deposit Account Registry Service (CDARS) reciprocal program and ICS reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000. The Company had $48.5 million and $49.4 million in CDARS as of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, ICS reciprocal deposits represented $151.6 million and $150.6 million, or 6% and 6%, of total deposits which are included in interest-bearing checking accounts in the table above.

As of March 31, 2025, total uninsured deposits were estimated to be $959.1 million, or 39% of total deposits. The estimate of uninsured deposits is based on the same methodologies and assumptions used for regulatory reporting requirements. The Company aggregates deposit products by taxpayer identification number and classifies into ownership categories to estimate amounts over the FDIC insurance limit. As of March 31, 2025, the ratio of uninsured and non-collateralized deposits to total deposits was $624.3 million, or 25%. Collateralized deposits totaled $334.8 million, or 14%, of total deposits as of March 31, 2025.

The maturity distribution of certificates of deposit that meet or exceed the FDIC limit, by account, at March 31, 2025 is as follows:

(dollars in thousands)
Three months or less	$29,270
More than three months to six months	21,049
More than six months to twelve months	54,954
More than twelve months	3,931
Total	$109,204

Approximately 69% of the CDs, with a weighted-average interest rate of 4.25%, are scheduled to mature in 2025 and an additional 28%, with a weighted-average interest rate of 3.82%, are scheduled to mature in 2026. Renewing CDs are currently expected to reprice to lower market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products. The Company continues to address maturing CDs on a relationship pricing basis, with both CD retention and promotional programs and a rate match when prudent to maintain relationships. For the three months ended March 31, 2025, CD retention is approximately 84%. The Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Short-term borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

Short-term borrowings may include overnight balances with FHLB's line of credit and/or correspondent banks federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations. As of March 31, 2025, the Company did not use any short-term borrowings to fund loan growth. As of March 31, 2025, the Company had the ability to borrow $152.3 million from the Federal Reserve borrower-in-custody program, full availability of $150.0 million in overnight borrowings with the FHLB open-repo line of credit and $20.0 million from lines of credit with correspondent banks.

Secured borrowings

As of March 31, 2025, the Company had 5 secured borrowing agreements with third parties with a carrying value of $6.1 million compared to 5 secured borrowing agreements with third parties with a carrying value of $6.2 million, related to certain sold loan participations that did not qualify for sales treatment. Secured borrowings are expected to decrease throughout 2025 from scheduled amortization and, when possible, early pay-offs.

FHLB advances

The Company had no FHLB advances as of March 31, 2025 and December 31, 2024. As of March 31, 2025, the Company had the ability to borrow up to $752.5 million from the FHLB, net of any overnight borrowings utilized. The Company does not expect to have any FHLB advances during 2025.

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee. As of  March 31, 2025, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the three months ended March 31, 2025, the Company grew cash and cash equivalents by $127.8 million. During the period, the Company’s operations provided $11.7 million mostly from $17.9 million of net cash inflow from the components of net interest income partially offset by net non-interest expense/income related payments of $4.7 million. Cash inflow from interest-earning assets, deposit growth and loan payments were used to fund the loan portfolio, pay down short-term borrowings, invest in bank premises and equipment and make net dividend payments. The Company received a large amount of public deposits over the past few years. The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities. Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs. As of March 31, 2025, the Company had $185.0 million in unpledged securities. Subsequent to quarter end March 31, 2025 through the date of filing, the Company began experiencing a decrease in cash balances to fund the temporary deposit outflow due to the seasonal spending within specific products, as well as, assisting in funding loan growth.

During 2021 and 2022, the Company also experienced deposit inflow resulting from businesses and municipalities that received relief from the CARES Act, American Rescue Plan Act ("ARPA") and other government stimulus. As of March 31, 2025, the Company has approximately $8.0 million, down from $13.5 million at the end of 2024, in remaining ARPA balances. The Company expects that the funds will be depleted by year end 2026.

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

Lending commitments include commitments to originate loans and commitments to fund unused lines of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Unfunded commitments of existing loan facilities totaled $456.2 million, standby letters of credit totaled $29.8 million and the level of uninsured and non-collateralized deposits was $624.3 million at March 31, 2025. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As of March 31, 2025, the Company maintained $211.2 million in cash and cash equivalents and $316.8 million of investments AFS and loans HFS. Also, as of March 31, 2025, the Company had approximately $752.5 million available borrowing capacity from the FHLB, $20.0 million from correspondent banks, $152.3 million from the FRB, and $363.0 million from the IntraFi Network One-Way Buy program. The combined total of $1.8 billion represented 67% of total assets at March 31, 2025. Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

During the three months ended March 31, 2025, total shareholders' equity increased $7.7 million, or 4%, due principally to $3.7 million higher retained earnings from net income of $6.0 million plus a $3.6 million, after tax, improvement in accumulated other comprehensive income from lower net unrealized losses recorded on available-for-sale securities. Capital was further enhanced by $0.2 million from investments in the Company’s common stock via the Employee Stock Purchase Plan (ESPP) and $0.3 million from stock-based compensation expense from the ESPP and restricted stock. Partially offsetting these increases, there were $2.3 million of cash dividends declared on the Company’s common stock. The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 38.79% for the three months ended March 31, 2025. The balance of earnings is retained to further strengthen the Company’s capital position.

As of March 31, 2025, the Company reported a net unrealized loss position of $52.0 million, net of tax, from the securities portfolio compared to a net unrealized loss of $55.6 million as of December 31, 2024. The $3.6 million improvement to accumulated other comprehensive loss during the three months ended March 31, 2025 was primarily from the $3.9 million increase in net unrealized gains on AFS securities. Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and market conditions, and not in the creditworthiness of the issuers.

Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline. Although the yield curve has been volatile over the past year, a declining rate environment began in 2024 and has continued into fiscal year 2025. During the period of declining rates, the Company expects pricing in the bond portfolio to improve. There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.

The tangible common equity (TCE) ratio (non-GAAP) was 7.11% and 6.98% for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025 and 2024, the held-to-maturity securities portfolio had $23.9 million and $24.2 million in unrealized losses, net of deferred taxes. If the TCE ratio was adjusted to include the unrealized losses on held-to-maturity securities, the adjusted TCE ratio (non-GAAP) would have been 6.22% and 5.99% (1) at March 31, 2025 and 2024, respectively.

To help maintain a healthy capital position, the Company can issue stock to participants in the DRP and ESPP plans. The DRP affords the Company the option to acquire shares in open market purchases and/or issue shares directly from the Company to plan participants. During the first three months of 2025, the Company re-issued treasury shares to fulfill the needs of the DRP. Both the DRP and the ESPP plans have been a consistent source of capital from the Company’s loyal employees and shareholders and their participation in these plans will continue to help strengthen the Company’s balance sheet.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%. As of  March 31, 2025 and December 31, 2024, the Bank exceeded all capital adequacy requirements to which it was subject.

(1) See non-GAAP financial measures reconciliation on page 36.

The following table depicts the actual and required capital and related capital ratios of the Company, on a consolidated basis, and the Bank as of  March 31, 2025 and December 31, 2024. No amounts were deducted from capital for interest-rate risk in either 2025 or 2024.

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of March 31, 2025

Total capital (to risk-weighted assets)
Consolidated	$264,281	14.7%	≥	$143,421	8.0%	≥	$188,240	10.5%		N/A	N/A
Bank	$262,906	14.7%	≥	$143,414	8.0%	≥	$188,231	10.5%	≥	$179,268	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$243,265	13.6%	≥	$80,674	4.5%	≥	$125,493	7.0%		N/A	N/A
Bank	$241,890	13.5%	≥	$80,671	4.5%	≥	$125,487	7.0%	≥	$116,524	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$243,265	13.6%	≥	$107,565	6.0%	≥	$152,384	8.5%		N/A	N/A
Bank	$241,890	13.5%	≥	$107,561	6.0%	≥	$152,378	8.5%	≥	$143,414	8.0%

Tier I capital (to average assets)
Consolidated	$243,265	9.2%	≥	$105,558	4.0%	≥	$105,558	4.0%		N/A	N/A
Bank	$241,890	9.2%	≥	$105,558	4.0%	≥	$105,558	4.0%	≥	$131,948	5.0%

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of December 31, 2024

Total capital (to risk-weighted assets)
Consolidated	$259,790	14.8%	≥	$140,617	8.0%	≥	$184,560	10.5%		N/A	N/A
Bank	$258,437	14.7%	≥	$140,596	8.0%	≥	$184,532	10.5%	≥	$175,745	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$239,039	13.6%	≥	$79,097	4.5%	≥	$123,040	7.0%		N/A	N/A
Bank	$237,687	13.5%	≥	$79,085	4.5%	≥	$123,022	7.0%	≥	$114,234	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$239,039	13.6%	≥	$105,463	6.0%	≥	$149,406	8.5%		N/A	N/A
Bank	$237,687	13.5%	≥	$105,447	6.0%	≥	$149,384	8.5%	≥	$140,596	8.0%

Tier I capital (to average assets)
Consolidated	$239,039	9.2%	≥	$103,664	4.0%	≥	$103,664	4.0%		N/A	N/A
Bank	$237,687	9.2%	≥	$103,653	4.0%	≥	$103,653	4.0%	≥	$129,567	5.0%

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2024 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO in gauging the effects of interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At March 31, 2025, the Company maintained a one-year cumulative gap of positive (asset sensitive) $46.7 million, or 1.7%, of total assets. The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates. Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at March 31, 2025:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$177,289	$-	$-	$33,906	$211,195
Investment securities (1)(2)	6,532	22,039	70,078	446,332	544,981
Loans and leases (2)	508,271	212,431	451,578	625,212	1,797,492
Fixed and other assets	-	-	-	157,642	157,642
Total assets	$692,092	$234,470	$521,656	$1,263,092	$2,711,310
Total cumulative assets	$692,092	$926,562	$1,448,218	$2,711,310

Non-interest-bearing transaction deposits (3)	$11,318	$33,954	$90,544	$419,868	$555,684
Interest-bearing transaction deposits (3)	546,482	59,319	156,410	792,715	1,554,926
Certificates of deposit	81,478	247,219	14,573	3,579	346,849
Secured borrowings	41	-	-	6,149	6,190
Short-term borrowings	10	-	-	-	10
Other liabilities	-	-	-	35,977	35,977
Total liabilities	$639,329	$340,492	$261,527	$1,258,288	$2,499,636
Total cumulative liabilities	$639,329	$979,821	$1,241,348	$2,499,636

Interest sensitivity gap	$52,763	$(106,022)	$260,129	$4,804
Cumulative gap	$52,763	$(53,259)	$206,870	$211,674

Off-balance sheet:
Swap - portfolio hedge	$100,000	$-	$(100,000)	$-
Cumulative gap	$152,763	$46,741	$206,870	$211,674

Cumulative gap to total assets	5.6%	1.7%	7.6%	7.8%
(1)	Includes restricted investments in bank stock and the net unrealized gains/losses on available-for-sale securities.
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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at March 31, 2025 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the March 31, 2025 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	2.4%	(8.3)%
Net income	5.9	(19.3)
Economic value at risk:
Economic value of equity	(0.1)	(7.1)
Economic value of equity as a percent of total assets	(0.1)	(0.9)

In the scenarios in the above table, the Board-approved policy has the following guidelines: net interest income within +/- 10%, net income within +/- 25%, economic value of equity within +/- 25%, economic value of equity as a percent of total assets within +/-5%.

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At March 31, 2025, the Company’s risk-based capital ratio was 14.74%.

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

The table below summarizes estimated changes in net interest income over a twelve-month period beginning April 1, 2025, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+300 basis points	$78,073	$1,668	2.2%
+200 basis points	78,267	1,862	2.4%
+100 basis points	78,330	1,925	2.5%
Flat rate	76,405	-	-%
-100 basis points	72,803	(3,602)	(4.7)%
-200 basis points	70,090	(6,315)	(8.3)%
-300 basis points	68,326	(8,079)	(10.6)%

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

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended March 31, 2025.

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

Item 1A. Risk Factors

Management of the Company does not believe there have been any material changes to the risk factors that were disclosed in the 2024 Form 10-K filed with the Securities and Exchange Commission on March 13, 2025, except as discussed below.

Changes to trade policies and tariffs can have an adverse impact on our business and our customers.

Changes in trade policies, including the imposition of tariffs or the escalation of a trade war, could negatively impact the economic conditions in the markets we serve. Our customers, particularly local businesses engaged in agriculture, manufacturing, and retail, may face higher costs for imported goods and materials, reduced export demand, and supply chain disruptions due to increased tariffs. These challenges could lead to lower revenues, reduced profitability, and potential layoffs, all of which may impair our customers' ability to meet their financial obligations. Furthermore, prolonged trade tensions and economic uncertainty could lead to market volatility, declining asset values, and weakened consumer confidence. If our customers experience financial stress, we could see an increase in loan delinquencies and credit losses, negatively affecting our asset quality and overall financial performance. Additionally, any decline in local economic activity could reduce loan demand, deposit growth, and fee income, which are critical to our long-term success. While we actively monitor economic and policy developments, we cannot predict the outcome of trade negotiations or the full impact of tariffs and trade restrictions on our business, customers, and the broader economy. Any adverse effects from tariffs or a trade war could materially and negatively impact our financial condition, results of operations, and future growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, is formatted in Inline XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; Consolidated Statements of Income for the three months ended March 31, 2025 and 2024; Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024; Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2025 and 2024; Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024  and the Notes to the Consolidated Financial Statements. **

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Fidelity D & D Bancorp, Inc.

Date: May 9, 2025	/s/ Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: May 9, 2025	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer