Form 10-Q
period 2025-09-30
FIDELITY D & D BANCORP INC
filed 2025-11-07
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on October 31, 2025, the latest practicable date, was 5,767,286 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q September 30, 2025

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)
(dollars in thousands)	September 30, 2025	December 31, 2024
Assets:
Cash and due from banks	$28,891	$26,269
Interest-bearing deposits with financial institutions	113,270	57,084
Total cash and cash equivalents	142,161	83,353
Available-for-sale securities	302,326	331,457
Held-to-maturity securities (fair value of $200,650 in 2025; $194,575 in 2024)	226,937	225,764
Restricted investments in bank stock	4,301	3,961
Loans and leases, net (allowance for credit losses of $20,218 in 2025; $19,666 in 2024)	1,893,815	1,779,136
Loans held-for-sale (fair value $879 in 2025; $2,089 in 2024)	860	2,054
Foreclosed assets held-for-sale	420	430
Bank premises and equipment, net	45,422	35,914
Leased property under finance leases, net	809	975
Right-of-use assets	9,141	8,785
Cash surrender value of bank owned life insurance	58,995	58,069
Accrued interest receivable	10,175	9,632
Goodwill	19,628	19,628
Core deposit intangible, net	675	876
Other assets	21,085	24,582
Total assets	$2,736,750	$2,584,616
Liabilities:
Deposits:
Interest-bearing	$1,927,795	$1,806,885
Non-interest-bearing	539,118	533,935
Total deposits	2,466,913	2,340,820
Allowance for credit losses on off-balance sheet credit exposures	1,129	1,084
Finance lease obligation	845	1,011
Operating lease liabilities	10,122	9,714
Short-term borrowings	20	-
Secured borrowings	6,059	6,266
Accrued interest payable and other liabilities	22,415	21,752
Total liabilities	2,507,503	2,380,647

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 5,767,288 at September 30, 2025; and 5,736,252 at December 31, 2024)	120,542	119,430
Retained earnings	153,375	140,113
Accumulated other comprehensive loss	(44,583)	(55,574)
Treasury stock, at cost (2,283 shares at September 30, 2025 and 54 shares at December 31, 2024)	(87)	-
Total shareholders' equity	229,247	203,969
Total liabilities and shareholders' equity	$2,736,750	$2,584,616

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)	Three months ended		Nine months ended
(dollars in thousands except per share data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest income:
Loans and leases:
Taxable	$25,277	$22,719	$72,579	$64,940
Nontaxable	1,382	1,317	4,004	3,745
Interest-bearing deposits with financial institutions	1,063	216	3,347	1,032
Restricted investments in bank stock	98	88	242	244
Investment securities:
U.S. government agency and corporations	1,508	1,423	4,488	4,372
States and political subdivisions (nontaxable)	946	1,093	2,836	3,301
States and political subdivisions (taxable)	408	443	1,259	1,329
Total interest income	30,682	27,299	88,755	78,963
Interest expense:
Deposits	12,158	11,297	35,083	31,697
Secured borrowings	95	101	281	342
Short-term borrowings	-	470	-	1,433
Total interest expense	12,253	11,868	35,364	33,472
Net interest income	18,429	15,431	53,391	45,491
Provision for credit losses on loans	200	675	955	1,075
Net provision for credit losses on unfunded loan commitments	110	135	45	225
Net interest income after provision for credit losses	18,119	14,621	52,391	44,191
Other income:
Service charges on deposit accounts	1,081	1,021	3,099	2,923
Interchange fees	1,305	1,202	3,945	3,691
Service charges on loans	265	392	1,028	977
Fees from trust fiduciary activities	1,052	924	3,066	2,657
Fees from financial services	284	300	823	863
Fees and other revenue	508	510	1,549	1,269
Earnings on bank-owned life insurance	399	394	1,179	1,100
Gain (loss) on write-down, sale or disposal of:
Loans	209	240	1,270	688
Available-for-sale debt securities	3	-	(819)	-
Premises and equipment	(1)	(4)	297	(1)
Total other income	5,105	4,979	15,437	14,167
Other expenses:
Salaries and employee benefits	7,765	7,173	23,161	21,233
Premises and equipment	2,395	2,224	7,238	6,555
Data processing and communication	740	707	2,200	2,164
Advertising and marketing	413	493	2,058	1,637
Professional services	1,019	1,032	2,947	3,286
Automated transaction processing	472	472	1,410	1,383
Office supplies and postage	160	162	564	555
PA shares tax expense	420	389	662	804
Loan collection	86	28	187	82
Other real estate owned, net	10	3	(47)	(10)
FDIC assessment	313	314	920	914
Other	839	843	2,596	2,543
Total other expenses	14,632	13,840	43,896	41,146
Income before income taxes	8,592	5,760	23,932	17,212
Provision for income taxes	1,246	793	3,674	2,252
Net income	$7,346	$4,967	$20,258	$14,960
Per share data:
Net income - basic	$1.27	$0.87	$3.51	$2.61
Net income - diluted	$1.27	$0.86	$3.50	$2.59
Dividends	$0.40	$0.38	$1.20	$1.14

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income
(Unaudited)	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2025	2024	2025	2024

Net income	$7,346	$4,967	$20,258	$14,960

Other comprehensive income (loss), before tax:
Unrealized holding gain on available-for-sale debt securities	7,139	10,134	11,295	8,388
Reclassification adjustment for net (gains) losses realized in income	(3)	-	819	-
Amortization of unrealized loss on held-to-maturity securities	605	591	1,798	1,758
Net unrealized gain	7,741	10,725	13,912	10,146
Tax effect	(1,625)	(2,252)	(2,921)	(2,131)
Unrealized gain, net of tax	6,116	8,473	10,991	8,015
Other comprehensive income, net of tax	6,116	8,473	10,991	8,015
Total comprehensive income, net of tax	$13,462	$13,440	$31,249	$22,975

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

For the Nine Months Ended September 30, 2025 and 2024
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive	Treasury
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Stock	Total
Balance, December 31, 2023	5,703,636	$117,695	$128,251	$(56,467)	$-	$189,479
Net income	-	-	14,960	-	-	14,960
Other comprehensive income	-	-	-	8,015	-	8,015
Issuance of common stock through Employee Stock Purchase Plan	6,764	280	-	-	-	280
Re-issuance of common stock through Dividend Reinvestment Plan	1,645	4	-	-	79	83
Forfeited restricted dividend reinvestment shares	(25)	-	-	-	-	-
Issuance of common stock from vested restricted share grants through stock compensation plans	25,611	-	-	-	-	-
Stock-based compensation expense	-	1,133	-	-	-	1,133
Repurchase of shares to cover withholdings	(1,606)	-	-	-	(79)	(79)
Cash dividends declared	-	-	(6,610)	-	-	(6,610)
Balance, September 30, 2024	5,736,025	$119,112	$136,601	$(48,452)	$-	$207,261

Balance, December 31, 2024	5,736,252	$119,430	$140,113	$(55,574)	$-	$203,969
Net income	-	-	20,258	-	-	20,258
Other comprehensive income	-	-	-	10,991	-	10,991
Issuance of common stock through Employee Stock Purchase Plan	5,406	248	-	-	-	248
Forfeited restricted dividend reinvestment shares	(261)	-	-	-	-	-
Issuance of common stock from vested restricted share grants through stock compensation plans	27,859	-	-	-	-	-
Stock-based compensation expense	-	864	-	-	-	864
Repurchase of shares to cover withholdings	(1,968)	-	-	-	(87)	(87)
Cash dividends declared	-	-	(6,996)	-	-	(6,996)
Balance, September 30, 2025	5,767,288	$120,542	$153,375	$(44,583)	$(87)	$229,247

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

For the Three Months Ended September 30, 2025 and 2024
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive	Treasury
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Stock	Total
Balance, June 30, 2024	5,735,728	$118,777	$133,840	$(56,925)	$-	$195,692
Net income	-	-	4,967	-	-	4,967
Other comprehensive income	-	-	-	8,473	-	8,473
Forfeited restricted dividend reinvestment shares	(10)	-	-	-	-	-
Issuance of common stock from vested restricted share grants through stock compensation plans	307	-	-	-	-	-
Stock-based compensation expense	-	335	-	-	-	335
Cash dividends declared	-	-	(2,206)	-	-	(2,206)
Balance, September 30, 2024	5,736,025	$119,112	$136,601	$(48,452)	$-	$207,261

Balance, June 30, 2025	5,767,490	$120,333	$148,365	$(50,699)	$(87)	$217,912
Net income	-	-	7,346	-	-	7,346
Other comprehensive income	-	-	-	6,116	-	6,116
Forfeited restricted dividend reinvestment shares	(202)	-	-	-	-	-
Stock-based compensation expense	-	209	-	-	-	209
Cash dividends declared	-	-	(2,336)	-	-	(2,336)
Balance, September 30, 2025	5,767,288	$120,542	$153,375	$(44,583)	$(87)	$229,247

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)	Nine months ended September 30,
(dollars in thousands)	2025	2024

Cash flows from operating activities:
Net income	$20,258	$14,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	4,197	4,257
Provision for credit losses on loans	955	1,075
Net provision for credit losses on unfunded loan commitments	45	225
Deferred income tax benefit	(1,375)	(1,233)
Stock-based compensation expense	864	1,133
Proceeds from sale of loans held-for-sale	49,503	44,944
Originations of loans held-for-sale	(41,307)	(43,807)
Earnings from bank-owned life insurance	(1,179)	(1,100)
Gain from bank-owned life insurance claim	(166)	-
Net gain from sales of loans	(1,270)	(688)
Net loss from sales of investment securities	819	-
Net gain from sale and write-down of foreclosed assets held-for-sale	(76)	(13)
Net (gain) loss from write-down and disposal of bank premises and equipment	(297)	1
Operating lease payments	52	43
Change in:
Accrued interest receivable	(543)	(711)
Other assets	1,542	1,469
Accrued interest payable and other liabilities	662	2,544
Net cash provided by operating activities	32,684	23,099

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	39,169	-
Proceeds from maturities, calls and principal pay-downs	19,612	17,469
Purchases	(20,192)	(1,490)
Increase in restricted investments in bank stock	(340)	(39)
Net increase in loans and leases	(123,902)	(112,915)
Principal portion of lease payments received under direct finance leases	2,577	3,362
Purchase of bank-owned life insurance policies	-	(2,000)
Purchases of bank premises and equipment	(12,092)	(4,076)
Proceeds from death benefits received on bank-owned life insurance	419	-
Proceeds from sale of bank premises and equipment	623	19
Proceeds from sale of foreclosed assets held-for-sale	533	243
Net cash used in investing activities	(93,593)	(99,427)

Cash flows from financing activities:
Net increase in deposits	126,901	184,085
Net decrease in borrowings	(184)	(93,048)
Repayment of finance lease obligation	(165)	(163)
Proceeds from employee stock purchase plan participants	248	280
Repurchase of shares to cover withholdings	(87)	(79)
Dividends paid, net of dividends reinvested	(6,996)	(6,527)
Net cash provided by financing activities	119,717	84,548
Net increase in cash and cash equivalents	58,808	8,220
Cash and cash equivalents, beginning	83,353	111,949

Cash and cash equivalents, ending	$142,161	$120,169

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (continued)

	Nine months ended September 30,
(dollars in thousands)	2025	2024
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$34,464	$32,080
Income tax
Federal taxes	4,515	3,050
State taxes	55	41
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized losses on available-for-sale securities	11,295	8,388
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity	1,798	1,758
Transfers from loans to foreclosed assets held-for-sale	448	668
Transfers from loans to loans held-for-sale, net	4,884	706
Transfers from premises and equipment to other assets held-for-sale	-	268
Net change in right-of-use asset	601	1,391
Net change in lease liability	601	1,483

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

In the opinion of management, the consolidated balance sheets as of September 30, 2025 and December 31, 2024 and the related consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in shareholders’ equity for the three and nine months ended September 30, 2025 and 2024 and consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after September 30, 2025 through the date these consolidated financial statements were issued.

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

Another material estimate that is particularly susceptible to significant change relates to the determination of the allowance for credit losses. Management believes that the allowance for credit losses at  September 30, 2025 is adequate and reasonable to cover expected losses. Given the subjective nature of identifying and estimating loan losses, it is reasonably possible that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount. While management uses available information to recognize losses on loans, changes in current economic conditions and reasonable and supportable forecasts may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

3. Accumulated other comprehensive income

The following tables illustrate the changes in accumulated other comprehensive income by component and the details about the components of accumulated other comprehensive income as of and for the periods indicated:

As of and for the three months ended September 30, 2025
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(37,799)	$(12,900)	$(50,699)

Other comprehensive income before reclassifications, net of tax	5,640	-	5,640
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(2)	478	476
Net current-period other comprehensive income	5,638	478	6,116
Ending balance	$(32,161)	$(12,422)	$(44,583)

As of and for the nine months ended September 30, 2025
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(41,731)	$(13,843)	$(55,574)

Other comprehensive income before reclassifications, net of tax	8,923	-	8,923
Amounts reclassified from accumulated other comprehensive income, net of tax	647	1,421	2,068
Net current-period other comprehensive income	9,570	1,421	10,991
Ending balance	$(32,161)	$(12,422)	$(44,583)

As of and for the three months ended September 30, 2024
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(42,139)	$(14,786)	$(56,925)

Other comprehensive income before reclassifications, net of tax	8,006	-	8,006
Amounts reclassified from accumulated other comprehensive income, net of tax	-	467	467
Net current-period other comprehensive income	8,006	467	8,473
Ending balance	$(34,133)	$(14,319)	$(48,452)

As of and for the nine months ended September 30, 2024
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	securities	held-to-maturity	Total
Beginning balance	$(40,760)	$(15,707)	$(56,467)

Other comprehensive income before reclassifications, net of tax	6,627	-	6,627
Amounts reclassified from accumulated other comprehensive income, net of tax	-	1,388	1,388
Net current-period other comprehensive income	6,627	1,388	8,015
Ending balance	$(34,133)	$(14,319)	$(48,452)

Details about accumulated other	Amount reclassified from accumulated				Affected line item in the statement
comprehensive income components	other comprehensive income				where net income is presented
	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands)	2025	2024	2025	2024

Realized gains (losses) on AFS debt securities	$3	$-	$(819)	$-	Gain (loss) on sale of investment securities
Amortization of unrealized loss on held-to-maturity securities	(605)	(591)	(1,798)	(1,758)	Interest income on investment securities
Total reclassifications for the period	(602)	(591)	(2,617)	(1,758)	Income before income taxes
Income tax effect	126	124	549	370	Provision for income taxes
Total reclassifications for the period	$(476)	$(467)	$(2,068)	$(1,388)	Net income

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

The Company did not record any allowance for credit losses on its available-for-sale or held-to-maturity securities. The Company excludes accrued interest receivable from the amortized cost basis of investment securities disclosed throughout this footnote. As of September 30, 2025 and December 31, 2024, accrued interest receivable for investment securities totaled $2.8 million and $3.4 million, respectively, and is included in the accrued interest receivable line in the consolidated balance sheets. The amortized cost and fair value of investment securities at  September 30, 2025 and December 31, 2024 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
September 30, 2025
Held-to-maturity securities:
Agency - GSE	$83,331	$-	$(4,607)	$78,724
Obligations of states and political subdivisions	143,606	-	(21,680)	121,926

Total held-to-maturity securities	$226,937	$-	$(26,287)	$200,650

Available-for-sale debt securities:
Agency - GSE	$29,344	$-	$(1,964)	$27,380
Obligations of states and political subdivisions	121,015	47	(14,510)	106,552
MBS - GSE residential	192,676	9	(24,291)	168,394

Total available-for-sale debt securities	$343,035	$56	$(40,765)	$302,326

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2024
Held-to-maturity securities:
Agency - GSE	$82,486	$-	$(8,092)	$74,394
Obligations of states and political subdivisions	143,278	-	(23,097)	120,181

Total held-to-maturity securities	$225,764	$-	$(31,189)	$194,575

Available-for-sale debt securities:
Agency - GSE	$31,273	$-	$(3,073)	$28,200
Obligations of states and political subdivisions	135,149	-	(15,891)	119,258
MBS - GSE residential	217,858	-	(33,859)	183,999

Total available-for-sale debt securities	$384,280	$-	$(52,823)	$331,457

The amortized cost and fair value of debt securities at  September 30, 2025 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
Due in one year or less	$-	$-
Due after one year through five years	41,220	39,776
Due after five years through ten years	81,817	75,000
Due after ten years	103,900	85,874
Total held-to-maturity securities	$226,937	$200,650

Available-for-sale securities:
Debt securities:
Due in one year or less	$9,689	$9,526
Due after one year through five years	32,052	29,459
Due after five years through ten years	5,833	5,178
Due after ten years	102,277	89,769

MBS - GSE residential	192,167	168,394
Total available-for-sale debt securities	$342,018	$302,326

There was a $0.5 million increase to the carrying value of municipal AFS securities and a $0.5 million increase to the carrying value of mortgage-backed securities resulting from the interest rate swap that was not included in the maturity table above.

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

Some of the Company’s debt securities are pledged to secure trust funds, public deposits, short-term borrowings, FHLB advances, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law. Securities pledged at September 30, 2025 had a carrying amount of $341.9 million and were pledged to secure public deposits, trust client deposits, borrowings and derivative instruments.

The following table presents the fair value and gross unrealized losses of debt securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of  September 30, 2025 and December 31, 2024:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

September 30, 2025
Agency - GSE	$-	$-	$106,104	$(6,571)	$106,104	$(6,571)
Obligations of states and political subdivisions	-	-	225,882	(35,681)	225,882	(35,681)
MBS - GSE residential	2,857	(37)	163,054	(23,745)	165,911	(23,782)
Total	$2,857	$(37)	$495,040	$(65,997)	$497,897	$(66,034)
Number of securities	2		395		397

December 31, 2024
Agency - GSE	$-	$-	$102,594	$(11,165)	$102,594	$(11,165)
Obligations of states and political subdivisions	384	(11)	239,055	(38,469)	239,439	(38,480)
MBS - GSE residential	15,050	(253)	168,949	(33,099)	183,999	(33,352)
Total	$15,434	$(264)	$510,598	$(82,733)	$526,032	$(82,997)
Number of securities	8		416		424

There was a $1.0 million and $1.0 million increase to the carrying value of AFS securities resulting from the interest rate swap that increased the unrealized loss position at September 30, 2025 and December 31, 2024, respectively, that was not included in the table above.

The Company had 397 debt securities in an unrealized loss position at  September 30, 2025, including 45 agency-GSE securities, 138 MBS – GSE residential securities and 214 municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at  September 30, 2025: 5.83% for agency - GSE, 12.54% for total MBS-GSE residential; and 13.64% for municipals. Management has no intent to sell any securities in an unrealized loss position as of September 30, 2025.

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

5. Loans and leases

The classifications of loans and leases at  September 30, 2025 and December 31, 2024 are summarized as follows:

(dollars in thousands)	September 30, 2025	December 31, 2024
Commercial and industrial:
Commercial	$214,121	$172,834
Municipal	118,067	101,706
Commercial real estate:
Non-owner occupied	410,301	394,219
Owner occupied	341,364	304,889
Construction	70,739	50,930
Consumer:
Home equity installment	53,734	54,214
Home equity line of credit	67,985	58,130
Auto loans - Recourse	10,434	11,389
Auto loans - Non-recourse	50,915	75,440
Direct finance leases	21,191	27,827
Other	26,633	23,848
Residential:
Real estate	514,030	504,815
Construction	16,102	20,507
Total	1,915,616	1,800,748
Less:
Allowance for credit losses on loans	(20,218)	(19,666)
Unearned lease revenue	(1,583)	(1,946)
Loans and leases, net	$1,893,815	$1,779,136

Total unamortized net costs and premiums included in loan totals were as follows:

(dollars in thousands)	September 30, 2025	December 31, 2024
Net unamortized fair value mark discount on acquired loans	$(3,972)	$(4,867)
Net unamortized deferred loan origination costs	4,808	4,981
Total	$836	$114

The Company excludes accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of September 30, 2025 and December 31, 2024, accrued interest receivable for loans totaled $7.4 million and $6.3 million, respectively, and is included in the accrued interest receivable line in the consolidated balance sheets and is excluded from the estimate of credit losses.

Direct finance leases include the lease receivable and the guaranteed lease residual. Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease. Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgages serviced for others amounted to $509.3 million as of  September 30, 2025 and $495.4 million as of December 31, 2024. Mortgage servicing rights amounted to $1.2 million and $1.3 million as of  September 30, 2025 and December 31, 2024, respectively, and are included in other assets in the consolidated balance sheets.

Non-accrual loans

Non-accrual loans and loans past due over 89 days still accruing, segregated by class, at  September 30, 2025 and December 31, 2024, were as follows:

(dollars in thousands)	Non-accrual With No Allowance for Credit Loss	Non-accrual With an Allowance for Credit Loss	Total Non-accrual	Loans Past Due Over 89 Days Still Accruing
At September 30, 2025
Commercial and industrial:
Commercial	$28	$36	$64	$-
Commercial real estate:
Non-owner occupied	610	-	610	-
Owner occupied	446	513	959	-
Consumer:
Home equity installment	152	-	152	-
Home equity line of credit	445	-	445	-
Auto loans - Non-recourse	2	8	10	-
Residential:
Real estate	360	-	360	-
Total	$2,043	$557	$2,600	$-

(dollars in thousands)	Non-accrual With No Allowance for Credit Loss	Non-accrual With an Allowance for Credit Loss	Total Non-accrual	Loans Past Due Over 89 Days Still Accruing
At December 31, 2024
Commercial and industrial:
Commercial	$35	$2,673	$2,708	$-
Commercial real estate:
Non-owner occupied	711	-	711	-
Owner occupied	2,505	84	2,589	-
Consumer:
Home equity installment	41	-	41	-
Home equity line of credit	281	180	461	-
Auto loans - Non-recourse	52	-	52	-
Direct finance leases	-	-	-	32
Other	20	-	20	-
Residential:
Real estate	549	212	761	-
Total	$4,194	$3,149	$7,343	$32

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

The following tables present the amortized cost basis of loans at  September 30, 2025 and September 30, 2024 that were both experiencing financial difficulty and modified during the nine months ended September 30, 2025 and 2024, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Loans modified during the nine months ended:
(dollars in thousands)	September 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Commercial real estate:
Owner occupied	$-	$367	$7,656	$-	$-	$-	2.35%
Total	$-	$367	$7,656	$-	$-	$-

	Loans modified during the nine months ended:
(dollars in thousands)	September 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Commercial and industrial:
Commercial	$-	$50	$-	$-	$-	$-	0.03%
Commercial real estate:
Non-owner occupied	-	285	-	-	-	-	0.07%
Owner occupied	-	-	6,614	-	-	-	2.23%
Total	$-	$335	$6,614	$-	$-	$-

The Company has not committed to lend additional amounts to the borrowers included in the previous tables.

The following tables represent the performance of such loans that have been modified in the last 12 months as of September 30, 2025 and 2024:

(dollars in thousands)	September 30, 2025
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due

Commercial real estate:
Owner occupied	$2,375	$-	$7,175	$-	$7,175
Total	$2,375	$-	$7,175	$-	$7,175

(dollars in thousands)	September 30, 2024
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due

Commercial and industrial:
Commercial	$50	$-	$-	$-	$-
Commercial real estate:
Non-owner occupied	-	-	285	-	285
Owner occupied	8,143	-	-	-	-
Total	$8,193	$-	$285	$-	$285

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2025 and 2024:

(dollars in thousands)	September 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Months)

Commercial real estate:
Owner occupied	$-	-%	6.2
Total	$-	-%	6.2

(dollars in thousands)	September 30, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Months)

Commercial real estate:
Owner occupied	$-	-%	12.0
Total	$-	-%	12.0

The following tables provide the amortized cost basis of financing receivables that had a payment default during the nine months ended September 30, 2025 and 2024, and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty:

Loans modified within the previous twelve months that subsequently defaulted:
(dollars in thousands)	September 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction

Commercial real estate:
Owner occupied	$-	$366	$6,809	$-
Total	$-	$366	$6,809	$-

Loans modified within the previous twelve months that subsequently defaulted:
(dollars in thousands)	September 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction

Commercial real estate:
Non-owner occupied	$-	$285	$-	$-
Total	$-	$285	$-	$-

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

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
September 30, 2025	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial:
Commercial	$111	$15	$64	$190	$213,931	$214,121		$-
Municipal	-	-	-	-	118,067	118,067		-
Commercial real estate:
Non-owner occupied	-	-	610	610	409,691	410,301		-
Owner occupied	176	7,175	959	8,310	333,054	341,364		-
Construction	-	-	-	-	70,739	70,739		-
Consumer:
Home equity installment	95	32	152	279	53,455	53,734		-
Home equity line of credit	20	34	445	499	67,486	67,985		-
Auto loans - Recourse	40	-	-	40	10,394	10,434		-
Auto loans - Non-recourse	203	114	10	327	50,588	50,915		-
Direct finance leases	-	-	-	-	19,608	19,608	(2)	-
Other	18	8	-	26	26,607	26,633		-
Residential:
Real estate	-	734	360	1,094	512,936	514,030		-
Construction	-	-	-	-	16,102	16,102		-
Total	$663	$8,112	$2,600	$11,375	$1,902,658	$1,914,033		$-

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.6 million. (3) Includes net deferred loan costs of $4.8 million and net unamortized fair value mark discount on acquired loans of $4.0 million.

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

The following table presents loans including $4.8 million and $5.0 million of deferred costs, and $4.0 million and $4.9 million of fair value mark discount, segregated by class and vintage, categorized into the appropriate credit quality indicator category as of  September 30, 2025 and December 31, 2024, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

As of  September 30, 2025

(dollars in thousands)

September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk Rating
Pass	$41,986	$23,060	$19,441	$8,710	$10,665	$14,363	$92,952	$-	$211,177
Special Mention	-	-	-	-	-	-	1,951	-	1,951
Substandard	-	-	28	76	50	792	47	-	993
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	$41,986	$23,060	$19,469	$8,786	$10,715	$15,155	$94,950	$-	$214,121
Current period gross write-offs	$-	$-	$-	$5	$277	$71	$-	$-	$353

Commercial and industrial - municipal
Risk Rating
Pass	$31,142	$7,899	$16,418	$12,445	$23,442	$26,668	$53	$-	$118,067
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial - municipal	$31,142	$7,899	$16,418	$12,445	$23,442	$26,668	$53	$-	$118,067
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - non-owner occupied
Risk Rating
Pass	$39,062	$65,488	$39,027	$64,400	$62,228	$121,210	$12,035	$-	$403,450
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	11	426	6,414	-	-	6,851
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	$39,062	$65,488	$39,027	$64,411	$62,654	$127,624	$12,035	$-	$410,301
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied
Risk Rating
Pass	$48,560	$51,262	$32,068	$31,458	$39,358	$103,602	$15,797	$-	$322,105
Special Mention	-	939	-	-	-	886	885	-	2,710
Substandard	-	-	-	6,905	842	8,802	-	-	16,549
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	$48,560	$52,201	$32,068	$38,363	$40,200	$113,290	$16,682	$-	$341,364
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - construction
Risk Rating
Pass	$15,431	$40,396	$13,395	$-	$-	$-	$1,517	$-	$70,739
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - construction	$15,431	$40,396	$13,395	$-	$-	$-	$1,517	$-	$70,739
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

As of September 30, 2025

(dollars in thousands)

September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Home equity installment
Payment performance
Performing	$6,424	$6,315	$6,261	$14,029	$7,097	$13,456	$-	$-	$53,582
Non-performing	-	-	-	20	-	132	-	-	152
Total home equity installment	$6,424	$6,315	$6,261	$14,049	$7,097	$13,588	$-	$-	$53,734
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity line of credit
Payment performance
Performing	$-	$-	$-	$-	$-	$-	$57,659	$9,881	$67,540
Non-performing	-	-	-	-	-	-	445	-	445
Total home equity line of credit	$-	$-	$-	$-	$-	$-	$58,104	$9,881	$67,985
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$5	$-	$5

Auto loans - recourse
Payment performance
Performing	$2,721	$3,358	$1,504	$883	$1,071	$897	$-	$-	$10,434
Non-performing	-	-	-	-	-	-	-	-	-
Total auto loans - recourse	$2,721	$3,358	$1,504	$883	$1,071	$897	$-	$-	$10,434
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Auto loans - non-recourse
Payment performance
Performing	$1,519	$3,908	$20,097	$18,366	$5,529	$1,486	$-	$-	$50,905
Non-performing	-	-	-	-	-	10	-	-	10
Total auto loans - non-recourse	$1,519	$3,908	$20,097	$18,366	$5,529	$1,496	$-	$-	$50,915
Current period gross write-offs	$-	$9	$33	$15	$69	$19	$-	$-	$145

Direct finance leases (1)
Payment performance
Performing	$5,407	$6,474	$5,446	$2,041	$219	$21	$-	$-	$19,608
Non-performing	-	-	-	-	-	-	-	-	-
Total direct finance leases	$5,407	$6,474	$5,446	$2,041	$219	$21	$-	$-	$19,608
Current period gross write-offs	$-	$-	$3	$2	$3	$-	$-	$-	$8

Consumer - other
Payment performance
Performing	$10,359	$7,228	$4,532	$1,121	$656	$1,022	$1,715	$-	$26,633
Non-performing	-	-	-	-	-	-	-	-	-
Total consumer - other	$10,359	$7,228	$4,532	$1,121	$656	$1,022	$1,715	$-	$26,633
Current period gross write-offs	$13	$24	$58	$23	$5	$40	$-	$-	$163

Residential real estate
Payment performance
Performing	$20,618	$49,501	$61,538	$85,473	$131,543	$164,997	$-	$-	$513,670
Non-performing	-	-	-	-	-	360	-	-	360
Total residential real estate	$20,618	$49,501	$61,538	$85,473	$131,543	$165,357	$-	$-	$514,030
Current period gross write-offs	$-	$-	$56	$-	$-	$18	$-	$-	$74

Residential - construction
Payment performance
Performing	$6,758	$7,332	$-	$-	$2,012	$-	$-	$-	$16,102
Non-performing	-	-	-	-	-	-	-	-	-
Total residential - construction	$6,758	$7,332	$-	$-	$2,012	$-	$-	$-	$16,102
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

(1) Net of unearned lease revenue of $1.6 million.

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

Collateral dependent loans

Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the financial asset is expected to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. The following table presents the individually evaluated, collateral dependent loans as of September 30, 2025 and December 31, 2024:

(dollars in thousands)	Real Estate	Other	Total Collateral-Dependent Loans
At September 30, 2025
Commercial and industrial:
Commercial	$-	$64	$64
Commercial real estate:
Non-owner occupied	610	-	610
Owner occupied	959	-	959
Consumer:
Home equity installment	152	-	152
Home equity line of credit	445	-	445
Auto loans - Non-recourse	-	10	10
Residential:
Real estate	360	-	360
Total	$2,526	$74	$2,600

(dollars in thousands)	Real Estate	Other	Total Collateral-Dependent Loans
At December 31, 2024
Commercial and industrial:
Commercial	$-	$2,708	$2,708
Commercial real estate:
Non-owner occupied	711	-	711
Owner occupied	2,589	-	2,589
Consumer:
Home equity installment	41	-	41
Home equity line of credit	461	-	461
Auto loans - Non-recourse	-	52	52
Other	20	-	20
Residential:
Real estate	761	-	761
Total	$4,583	$2,760	$7,343

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

Information related to the change in the allowance for credit losses on loans and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the nine months ended September 30, 2025
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,345	$8,943	$2,377	$5,989	$12	$19,666
Charge-offs	(353)	-	(321)	(74)	-	(748)
Recoveries	153	65	109	18	-	345
Provision (benefit) for credit losses	345	131	(91)	538	32	955
Ending balance	$2,490	$9,139	$2,074	$6,471	$44	$20,218

As of and for the three months ended September 30, 2025
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,093	$9,522	$2,053	$6,268	$40	$19,976
Charge-offs	-	-	(103)	(56)	-	(159)
Recoveries	141	43	17	-	-	201
Provision (benefit) for credit losses	256	(426)	107	259	4	200
Ending balance	$2,490	$9,139	$2,074	$6,471	$44	$20,218

As of and for the nine months ended September 30, 2024
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$1,850	$8,835	$2,391	$5,694	$36	$18,806
Charge-offs	(253)	(132)	(312)	-	-	(697)
Recoveries	7	335	59	45	-	446
Provision (benefit) for credit losses	940	31	208	(100)	(4)	1,075
Ending balance	$2,544	$9,069	$2,346	$5,639	$32	$19,630

As of and for the three months ended September 30, 2024
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,181	$8,687	$2,368	$5,726	$13	$18,975
Charge-offs	(100)	(1)	(119)	-	-	(220)
Recoveries	2	181	17	-	-	200
Provision (benefit) for credit losses	461	202	80	(87)	19	675
Ending balance	$2,544	$9,069	$2,346	$5,639	$32	$19,630

Unfunded commitments

The Company's allowance for credit losses on unfunded commitments is recognized as a liability on the consolidated balance sheets, with adjustments to the reserve recognized in the provision for credit losses on unfunded commitments on the consolidated statements of income. The Company's activity in the allowance for credit losses on unfunded commitments for the period was as follows:

(dollars in thousands)	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Beginning balance	$1,084	$944
Provision for credit losses	45	225
Ending balance	$1,129	$1,169

Direct finance leases

The Company originates direct finance leases through three automobile dealerships. The amortized cost of the Company’s lease receivables, net of unearned income, was $3.6 million and $4.5 million as of  September 30, 2025 and December 31, 2024, respectively. The residual value of the direct finance leases is fully guaranteed by the dealerships. Residual values amounted to $15.6 million and $20.9 million at  September 30, 2025 and December 31, 2024, respectively, and are included in the amortized cost of direct finance leases. As of September 30, 2025, there was also $411 thousand in deferred lease expense included in the carrying value of direct finance leases that is not included in the table below.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2025	$2,460
2026	10,082
2027	5,227
2028	2,457
2029	444
2030 and thereafter	110
Total future minimum lease payments receivable	20,780
Less: Unearned income	(1,583)
Cash flows to be received, net of unearned income	$19,197

6. Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards. The Company maintains one active share-based compensation plan that may generate additional potentially dilutive common shares. For granted and unexercised stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued SSARs were exercised and converted into common stock. As of the three and nine months ended September 30, 2025, there were 8,147 and 7,953 potentially dilutive shares related to issued and unexercised SSARs compared to 9,236 and 9,017 for the same 2024 periods, respectively. The calculation did not include 46,423 weighted average unexercised SSARs that could potentially dilute earnings per share but their effect was antidilutive for the three and nine months ended  September 30, 2025. For restricted stock, dilution would occur from the Company’s previously granted but unvested shares. There were 24,952 and 22,674 potentially dilutive shares related to unvested restricted share grants for the three and nine months ended September 30, 2025 compared to 31,352 and 27,775 for the same 2024 period, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$7,346	$4,967	$20,258	$14,960
Weighted-average common shares outstanding	5,767,338	5,735,926	5,762,975	5,731,313
Basic EPS	$1.27	$0.87	$3.51	$2.61

Diluted EPS:
Net income available to common shareholders	$7,346	$4,967	$20,258	$14,960
Weighted-average common shares outstanding	5,767,338	5,735,926	5,762,975	5,731,313
Potentially dilutive common shares	33,099	40,588	30,627	36,792
Weighted-average common and potentially dilutive shares outstanding	5,800,437	5,776,514	5,793,602	5,768,105
Diluted EPS	$1.27	$0.86	$3.50	$2.59

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

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended September 30, 2025 and 2024 under the 2022 stock incentive plan:

	September 30, 2025			September 30, 2024
			Weighted-			Weighted-
	Shares		average grant	Shares		average grant
	granted		date fair value	granted		date fair value

Omnibus plan	15,200	(2)	$45.09	10,000	(2)	$46.96
Omnibus plan	1,588	(2)	45.09	1,558	(2)	46.96
Omnibus plan	17,065	(3)	45.09	10,871	(3)	46.96
Omnibus plan	50	(1)	45.09	50	(1)	46.96
Total	33,903		$45.09	22,479		$46.96

(1) Vest after 1 year (2) Vest after 3 years – 33% each year (3) Vest fully after 3 years

The fair value of the shares granted in 2025 and 2024 was calculated using the grant date closing stock price.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 & 2022 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2024	4,800	63,825	68,625	$48.68
Granted	-	33,903	33,903	45.09
Forfeited	-	(6,556)	(6,556)	47.31
Vested	(4,800)	(23,059)	(27,859)	49.38
Non-vested balance at September 30, 2025	-	68,113	68,113	$46.74

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2024	64,326	$11.59	2.8
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding September 30, 2025	64,326	$11.59	2.1

All the SSARs outstanding at September 30, 2025, are fully vested and exercisable.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three and nine months ended September 30, 2025 and 2024 and the unrecognized stock-based compensation expense as of September 30, 2025:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Stock-based compensation expense:
2012 Director stock incentive plan	$-	$60	$30	$199
2012 Omnibus stock incentive plan	-	60	19	209
2022 Omnibus stock incentive plan	209	215	788	599
Employee stock purchase plan	-	-	27	126
Total stock-based compensation expense	$209	$335	$864	$1,133

As of
(dollars in thousands)	September 30, 2025
Unrecognized stock-based compensation expense:
2022 Omnibus stock incentive plan	$1,759

The unrecognized stock-based compensation expense as of September 30, 2025 will be recognized ratably over the period ended  February 2028 for the 2022 Omnibus Stock Incentive Plan.

In addition to the 2022 stock incentive plan, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined. As of September 30, 2025, 113,997 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

September 30, 2025
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$142,161	$142,161	$142,161	$-	$-
Held-to-maturity securities	226,937	200,650	-	200,650	-
Available-for-sale debt securities	302,326	302,326	-	302,326	-
Restricted investments in bank stock	4,301	4,301	-	4,301	-
Loans and leases, net	1,893,815	1,783,974	-	-	1,783,974
Loans held-for-sale	860	879	-	879	-
Accrued interest receivable	10,175	10,175	-	10,175	-
Interest rate swaps	144	144	-	144	-
Financial liabilities:
Deposits with no stated maturities	2,111,483	2,111,483	-	2,111,483	-
Time deposits	355,430	354,355	-	354,355	-
Short-term borrowings	20	20	-	20	-
Secured borrowings	6,059	5,649	-	-	5,649
Accrued interest payable	5,888	5,888	-	5,888	-
Interest rate swaps	1,161	1,161	-	1,161	-

December 31, 2024
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$83,353	$83,353	$83,353	$-	$-
Held-to-maturity securities	225,764	194,575	-	194,575	-
Available-for-sale debt securities	331,457	331,457	-	331,457	-
Restricted investments in bank stock	3,961	3,961	-	3,961	-
Loans and leases, net	1,779,136	1,672,690	-	-	1,672,690
Loans held-for-sale	2,054	2,089	-	2,089	-
Accrued interest receivable	9,632	9,632	-	9,632	-
Interest rate swaps	209	209	-	209	-
Financial liabilities:
Deposits with no stated maturities	2,001,920	2,001,920	-	2,001,920	-
Time deposits	338,900	337,629	-	337,629	-
Secured borrowings	6,266	5,723	-	-	5,723
Accrued interest payable	4,988	4,988	-	4,988	-
Interest rate swaps	1,224	1,224	-	1,224	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	September 30, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Agency - GSE	$27,380	$-	$27,380	$-
Obligations of states and political subdivisions	106,552	-	106,552	-
MBS - GSE residential	168,394	-	168,394	-
Total available-for-sale debt securities	$302,326	$-	$302,326	$-
Interest rate swaps	144	-	144	-
Total assets	$302,470	$-	$302,470	$-

Liabilities:
Interest rate swaps	$1,161	$-	$1,161	$-
Total liabilities	$1,161	$-	$1,161	$-

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Agency - GSE	$28,200	$-	$28,200	$-
Obligations of states and political subdivisions	119,258	-	119,258	-
MBS - GSE residential	183,999	-	183,999	-
Total available-for-sale debt securities	$331,457	$-	$331,457	$-
Interest rate swaps	209	-	209	-
Total assets	$331,666	$-	$331,666	$-

Liabilities:
Interest rate swaps	$1,224	$-	$1,224	$-
Total liabilities	$1,224	$-	$1,224	$-

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

There were no Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending  September 30, 2025 and December 31, 2024, respectively.

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

			Quoted prices in	Significant other	Significant other
		Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	Valuation techniques	at September 30, 2025	(Level 1)	(Level 2)	(Level 3)

Individually evaluated loans	Fair value of collateral appraised value	$491	$-	$-	$491
Other real estate owned	Fair value of asset less selling costs	324	-	-	324
Total		$815	$-	$-	$815

			Quoted prices in	Significant other	Significant other
		Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	Valuation techniques	at December 31, 2024	(Level 1)	(Level 2)	(Level 3)

Individually evaluated loans	Fair value of collateral appraised value	$2,810	$-	$-	$2,810
Other repossessed assets	Fair value of asset less selling costs	1	-	-	1
Total		$2,811	$-	$-	$2,811

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

At September 30, 2025 and December 31, 2024, the range of liquidation expenses and other valuation adjustments applied to individually evaluated, collateral dependent loans ranged from -13.81% to -13.81% and from -13.81% to -31.19%, respectively. The weighted average of liquidation expenses and other valuation adjustments applied to individually evaluated, collateral dependent loans amounted to -13.81% as of September 30, 2025 and -24.85% as of December 31, 2024, respectively. Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed. Accordingly, fair value estimates for individually evaluated, collateral dependent loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable. Appraisals form the basis for determining the net realizable value from these properties. Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business. Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions. Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs. These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions. As of  September 30, 2025, one property had a discount applied to the appraised value of ORE amounting to -19.08%. As of December 31, 2024, the net realizable values of properties in ORE were higher than the carrying value.

At  September 30, 2025, there were no other repossessed assets. At December 31, 2024, there was one other repossessed asset totaling $1 thousand. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.

9. Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers. The policies are recorded at their cash surrender values. Increases in cash surrender values are included in non-interest income in the consolidated statements of income. The policies’ cash surrender value totaled $59.0 million and $58.1 million, respectively, as of  September 30, 2025 and December 31, 2024 and is reflected as an asset on the consolidated balance sheets. For the nine months ended September 30, 2025 and 2024, the Company has recorded income of $1.2 million and $1.1 million, respectively, due to an increase in cash surrender values. During the nine months ended September 30, 2025, the Company recorded $0.2 million in additional income from a BOLI death claim. This was recorded in fees and other revenue on the consolidated statements of income.

Officer Life Insurance

The Bank enters into separate split dollar life insurance arrangements (Split Dollar Agreements) with certain officers which provide each officer a specified death benefit should the officer die while in the Bank’s employ. The Bank owns the policies and all cash values thereunder. Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary. As of September 30, 2025, the policies had total death benefits of $59.0 million of which $9.6 million would be paid to the officer’s beneficiaries and the remaining $49.4 million would be paid to the Bank. In addition, four executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met. As of  September 30, 2025 and December 31, 2024, the Company had a balance in accrued expenses of $464 thousand and $471 thousand, respectively, for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

The Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with certain officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month until normal retirement. As of  September 30, 2025 and December 31, 2024, the Company had a balance in accrued expenses of $5.3 million and $4.9 million in connection with these SERPs.

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

		Weighted
	Notional	Average Maturity	Interest Rate	Interest Rate
(dollars in thousands)	Amount	(Years)	Paid	Received	Fair Value
September 30, 2025
Classified in Other assets:
Customer interest rate swaps	$1,708	12.16	30 Day SOFR + Margin	Fixed	$144
Classified in Accrued interest payable and other liabilities:
Third party interest rate swaps	$1,708	12.16	Fixed	30 Day SOFR + Margin	$144

Interest rate derivative - fair value hedge designation

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. This interest rate swap is designated as a fair value hedge and limits the risk to the investment portfolio of rising interest rates. The Company entered into an interest rate swap with a third-party financial institution to convert fixed rate investment securities to an adjustable rate to produce a more asset sensitive profile. The Company recorded the fair value of the fair value hedge in other assets and accrued interest payable and other liabilities on the consolidated balance sheet. The hedged items (fixed rate securities available-for-sale) are also recorded at fair value which offsets the adjustment to the fair value hedge. The related gains and losses are reported in interest income investment securities - U.S. government agencies and corporations and interest income investment securities - state and political subdivisions (nontaxable) in the consolidated statements of income. For the nine months ended September 30, 2025, there was a $108 thousand reduction in interest income investment securities - U.S. government agencies and corporations and a $108 thousand reduction in interest income investment securities - state and political subdivisions (nontaxable). For the nine months ended September 30, 2024, there was a $265 thousand increase to interest income from investment securities - U.S. government agencies and corporations and a $265 thousand increase to interest income from investment securities - state and political subdivisions (nontaxable). A qualitative assessment of hedge effectiveness was applied at inception of the hedge. Future hedge effectiveness will be determined on a qualitative basis at least annually.  The hedge is expected to remain effective as long as the balance of the hedged item is projected to remain at or above the notional amount of the swap.

		Weighted
	Notional	Average Maturity
(dollars in thousands)	Amount	(Years)	Fair Value
September 30, 2025
Pay-fixed interest rate swap agreements - securities AFS	$100,000	0.99	$(1,017)

The Company had investment securities with a book value of $2.6 million pledged as collateral on its interest rate swaps with a third-party financial institution as of September 30, 2025.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of September 30, 2025 compared to December 31, 2024 and a comparison of the results of operations for the three and nine months ended September 30, 2025 and 2024. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2024 Annual Report filed on Form 10-K.

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

We are impacted by national, regional and market area economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties, and Eastern Pennsylvania, primarily in Northampton county. Due to the suspension of federal government services in the fourth quarter of 2025, the Company was not able to obtain labor statistics as of September 30, 2025, alternatively, the Company will utilize August 31, 2025 labor statistics in the following comparison. According to the U.S. Bureau of Labor Statistics, the national unemployment rate for August 2025 was 4.3%, up 0.2 percentage points compared to December 2024. The local market unemployment rates in the Scranton – Wilkes-Barre – Hazleton (market area north) and the Allentown – Bethlehem – Easton (market area south) Metropolitan Statistical Areas (local) increased. The local unemployment rates at August 31, 2025 were 5.4% in market area north and 5.1% in market area south, respectively, an increase of 1.6 percentage points and 1.7 percentage points from the 3.8% and 3.4%, respectively, at December 31, 2024. The median home values in the Scranton – Wilkes-Barre – Hazleton metro and Allentown – Bethlehem – Easton metro each increased 5.2% and 3.3% from a year ago, according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, and values are expected to grow 2.9% and 3.4%, respectively, in the next year. In light of these expectations, we expect home prices to stabilize with the potential of a declining rate environment at the same time. Management will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

For the nine months ended September 30, 2025, net income was $20.3 million, or $3.50 diluted earnings per share, a 35% increase, compared to $15.0 million, or $2.59 diluted earnings per share, for the nine months ended September 30, 2024.

As of September 30, 2025 and September 30, 2024, tangible common book value per share (non-GAAP) was $36.23 and $32.55 (1), respectively. The increase in tangible book value was due primarily to an increase in retained earnings from net income. These non-GAAP measures should be reviewed in connection with the reconciliation of these non-GAAP ratios.

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

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at September 30, 2025 and 2024.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest income (GAAP)	$30,682	$27,299	$88,755	$78,963
Adjustment to FTE	785	775	2,316	2,272
Interest income adjusted to FTE (non-GAAP)	31,467	28,074	91,071	81,235
Interest expense (GAAP)	12,253	11,868	35,364	33,472
Net interest income adjusted to FTE (non-GAAP)	$19,214	$16,206	$55,707	$47,763

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income less gain/(loss) on sales of securities. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$14,632	$13,840	$43,896	$41,146

Net interest income (GAAP)	18,429	15,431	53,391	45,491
Plus: taxable equivalent adjustment	785	775	2,316	2,272
Non-interest income (GAAP)	5,105	4,979	15,437	14,167
(Gain) loss on sales of securities	(3)	-	819	-
Net interest income (FTE) plus adjusted non-interest income (non-GAAP)	$24,316	$21,185	$71,963	$61,930
Efficiency ratio (non-GAAP)	60.17%	65.33%	61.00%	66.44%

(1) See non-GAAP financial measurements reconciliation on page 37.

The following table provides a reconciliation of tangible common equity (non-GAAP) and the calculations of tangible book value per share and tangible common equity ratio:

(dollars in thousands)	September 30, 2025	September 30, 2024
Tangible Book Value per Share (non-GAAP)
Total assets (GAAP)	$2,736,750	$2,615,933
Less: Intangible assets	(20,303)	(20,576)
Tangible assets	2,716,447	2,595,357
Total shareholders' equity (GAAP)	229,247	207,261
Less: Intangible assets	(20,303)	(20,576)
Tangible common equity	$208,944	$186,685

Common shares outstanding, end of period	5,767,288	5,736,025
Tangible Common Book Value per Share (non-GAAP)	$36.23	$32.55
Tangible Common Equity Ratio (non-GAAP)	7.69%	7.19%
Unrealized losses on held-to-maturity securities, net of tax	$(20,767)	$(17,499)
Adjusted tangible common equity ratio (non-GAAP)	6.93%	6.52%

The following table provides a reconciliation of pre-provision net revenue (PPNR) to average assets (non-GAAP):

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Pre-Provision Net Revenue to Average Assets
Income before taxes (GAAP)	$8,592	$5,760	$23,932	$17,212
Plus: Provision for credit losses	310	810	1,000	1,300
Total pre-provision net revenue (non-GAAP)	$8,902	$6,570	$24,932	$18,512
Total (annualized) (non-GAAP)	$35,316	$26,138	$33,334	$24,728

Average assets	$2,708,126	$2,500,545	$2,666,723	$2,469,627
Pre-Provision Net Revenue to Average Assets (non-GAAP)	1.30%	1.05%	1.25%	1.00%

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

Net interest income, net interest rate margin, net interest rate spread and the efficiency ratio are presented in the Management's Discussion & Analysis on an FTE basis. The Company believes this presentation to be the preferred industry measurement of net interest income as it provides a relevant comparison between taxable and non-taxable amounts.

Comparison of the results of operations

three and nine months ended September 30, 2025 and 2024

Overview

Net income for the quarter ended September 30, 2025 was $7.3 million, or $1.27 per diluted share, compared to $5.0 million, or $0.86 per diluted share, for the quarter ended September 30, 2024.  The $2.3 million, or 48%, increase in net income resulted primarily from a $3.0 million increase in net interest income coupled with a $0.5 million decrease in provision for credit losses on loans and unfunded commitments. This was partially offset by a $0.8 million increase in non-interest expense and a $0.4 million increase in the provision for income taxes. For the nine months ended September 30, 2025, net income was $20.3 million, or $3.50 per diluted share, compared to $15.0 million, or $2.59 per diluted share, for the nine months ended September 30, 2024.  The $5.3 million, or 35%, increase in net income stemmed from the $7.9 million increase in net interest income and $1.3 million increase in non-interest income. This was partially offset by a $2.8 million increase in non-interest expense and a $1.4 million increase in the provision for income taxes.

Return on average assets (ROA) was 1.08% and 0.79% for the third quarters of 2025 and 2024, respectively, and 1.02% and 0.81% for the nine months ended September 30, 2025 and 2024, respectively. During the same time periods, return on average shareholders’ equity (ROE) was 13.25% and 9.89%, respectively, and 12.67% and 10.34%, respectively. The increases in ROA and ROE were primarily the result of an increase in net income during the third quarter of 2025 and year-to-date 2025, compared to the same periods of 2024. Pre-provision net revenue to average assets (non-GAAP) was 1.30% and 1.05% for the three months ended September 30, 2025 and 2024, respectively, and 1.25% and 1.00% for the nine months ended September 30, 2025 and 2024, respectively. The increases were due to an increase in income before taxes quarter-over-quarter and year-over-year.

Net interest income and interest sensitive assets / liabilities

Net interest income was $18.4 million for the third quarter of 2025, representing a 19% increase over the $15.4 million earned for the third quarter of 2024.  The $3.0 million increase in net interest income resulted from the increase of $3.4 million in interest income primarily due to a $196.9 million increase in the average balance of interest-earning assets and a 15 basis points increase in FTE (non-GAAP measurement) yield. The loan portfolio had the most significant impact, producing a $2.6 million increase in FTE interest income from $129.2 million in higher quarterly average balances and an increase of 17 basis points in FTE loan yield. Additionally, the Company experienced an increase of $0.8 million in interest earned from interest-bearing deposits with other financial institutions from $78.8 million in higher average balances. The higher interest income was offset by a $0.4 million increase in interest expense due to a $161.4 million quarter-over-quarter increase in average interest-bearing liability balances. The increase was due to growth of $199.0 million in average interest-bearing deposit balances. However, this deposit growth was partially offset by a $37.2 million decrease in average short-term borrowings.

The FTE yield on interest-earning assets was 4.83% for the third quarter of 2025, an increase of 15 basis points from 4.68% for the third quarter of 2024. The overall cost of interest-bearing liabilities was 2.55% for the third quarter of 2025, a decrease of 15 basis points from the 2.70% for the third quarter of 2024.  The cost of funds decreased 10 basis points from 2.08% to 1.98% for the third quarters of 2024 and 2025, respectively. The Company’s FTE net interest spread was 2.28% for the third quarter of 2025, an increase of 30 basis points from 1.98% recorded for the third quarter of 2024.  FTE net interest margin increased to 2.95% for the three months ended September 30, 2025 from 2.70% for the same period of 2024 due to the growth in higher yielding taxable commercial loans.

Net interest income was $53.4 million for the nine months ended September 30, 2025 compared to $45.5 million for the nine months ended September 30, 2024.  The $7.9 million increase in net interest income resulted from the increase of $9.8 million in interest income primarily due to a $186.4 million increase in the average balance of interest-earning assets and a 19 basis point increase in FTE yield.  On the asset side, the loan portfolio interest income growth resulted from producing an additional $8.0 million in interest income from an increase of 22 basis points in FTE loan yields on $123.5 million higher average balances. Additionally, the Company experienced an increase of $2.3 million in interest earned from interest-bearing deposits with other financial institutions from $74.0 million higher average balances. The increase in interest income was partially offset by a decrease of $0.5 million in interest earned on the investment portfolio due to decreases of 5 basis points in yield and $11.3 million in average balances. On the funding side, total interest expense increased by $1.9 million primarily due to an increase in interest expense paid on deposits of $3.4 million from $195.7 million larger average balance of interest-bearing deposits, partially offset by a decrease in interest expense on borrowings of $1.4 million for the nine months ended September 30, 2025 compared to the same period in 2024 due to a reduction in average short-term borrowings.

The overall cost of interest-bearing liabilities was 2.52% for the nine months ended September 30, 2025 compared to 2.60% for the nine months ended September 30, 2024.  The cost of funds decreased 3 basis points to 1.96% for the nine months ended September 30, 2025 from 1.99% for the same period of 2024. The FTE yield on earning assets was 4.78% for the nine months ended September 30, 2025, an increase of 19 basis points from the 4.59% year-to-date September 30, 2024.  The Company’s FTE net interest spread was 2.26% for the nine months ended September 30, 2025, an increase of 27 basis points from the 1.99% recorded for the same period of 2024.  FTE net interest margin increased by 22 basis points to 2.92% for the nine months ended September 30, 2025 from 2.70% for the same 2024 period primarily due to the increase in yields earned on loans and leases along with a decline in the rates paid on interest-bearing liabilities.

The table that follows presents the quarterly ratios for yield on interest-earning assets, net interest margin and net interest spread for the periods indicated:

	Sep. 30, 2025	Jun. 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024
Yield on interest-earning assets (FTE) (non-GAAP)	4.83%	4.77%	4.73%	4.68%	4.68%
Net interest spread (FTE) (non-GAAP)	2.28%	2.25%	2.24%	2.08%	1.98%
Net interest margin (FTE) (non-GAAP)	2.95%	2.92%	2.89%	2.78%	2.70%

For the remainder of 2025, the Company currently expects to operate in a moderately declining interest rate environment. Management is primarily reliant on the Federal Open Market Committee's (FOMC) statements and forecast. During the third quarter of 2025, the FOMC decreased the federal funds rate by 25 basis points. In October 2025, the FOMC decreased the federal funds rate by an additional 25 basis points. The current Blue Chip Financial Forecasts economic consensus anticipates one more 25 basis point decrease to the federal funds rate during the December 2025 FOMC meeting, the final meeting of the fiscal year. Additionally, the Blue Chip Financial Forecasts economic consensus anticipates an additional 50 basis points in rate cuts by the end of 2026. Currently, the Company maintains a loan pipeline which is expected to grow the loan portfolio funded by utilizing excess cash holdings and will plan to borrow in the event cash is depleted and there is not enough deposit growth to fund loan growth. The focus remains on enhancing margin by reallocating cash flow to focus growth on specific higher yielding assets, being proactive with loan pricing, and managing deposit costs to maintain a reasonable spread.

The Company’s cost of interest-bearing liabilities was 2.55% and 2.52% for the three and nine months ended September 30, 2025, respectively, compared to 2.70% and 2.60% for the same 2024 periods. The reduction in average short-term borrowings and declining rates paid on interest-bearing deposits contributed to the lower cost of interest-bearing liabilities.

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

The table below sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated. Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for September 30, 2025 and 2024 to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments. This treatment allows a uniform comparison among yields on interest-earning assets. Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for credit losses. Home equity lines of credit (HELOC) are included in the residential real estate category since they are secured by real estate. Net deferred loan cost amortization of $0.2 million and $0.2 million during the third quarters of 2025 and 2024, respectively, and $0.7 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively, are included in interest income from loans. Merchants Bank of Bangor and Landmark Community Bank loan fair value purchase accounting adjustments of $0.3 million and $0.3 million are included in interest income from loans and $1 thousand and $1 thousand reduced interest expense on deposits and borrowings for the three months ended September 30, 2025 and 2024, respectively. Merchants Bank of Bangor and Landmark Community Bank loan fair value purchase accounting adjustments of $0.9 million and $1.2 million are included in interest income from loans and $4 thousand and $6 thousand reduced interest expense on deposits and borrowings for the nine months ended September 30, 2025 and 2024, respectively. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Residual values for direct finance leases are included in the average balances for consumer loans.

	Three months ended
(dollars in thousands)	September 30, 2025			September 30, 2024
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$94,801	$1,063	4.45%	$15,975	$216	5.38%
Restricted investments in bank stock	4,277	98	9.10	3,965	88	8.82
Investments:
Agency - GSE	112,489	405	1.43	113,276	408	1.43
MBS - GSE residential	213,255	1,103	2.05	212,094	1,014	1.91
State and municipal (nontaxable)	187,164	1,364	2.89	192,716	1,519	3.14
State and municipal (taxable)	79,913	408	2.02	86,184	443	2.04
Total investments	592,821	3,280	2.19	604,270	3,384	2.23
Loans and leases:
C&I and CRE (taxable)	1,000,727	16,134	6.40	852,980	13,574	6.33
C&I and CRE (nontaxable)	132,875	1,749	5.22	128,392	1,666	5.16
Consumer	165,567	2,277	5.46	204,849	2,672	5.19
Residential real estate	593,271	6,866	4.59	577,033	6,474	4.46
Total loans and leases	1,892,440	27,026	5.67	1,763,254	24,386	5.50
Total interest-earning assets	2,584,339	31,467	4.83%	2,387,464	28,074	4.68%
Non-interest earning assets	123,787			113,081
Total assets	$2,708,126			$2,500,545

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$687,748	$3,811	2.20%	$652,583	$3,858	2.35%
Savings and clubs	190,825	148	0.31	193,550	149	0.31
MMDA	668,553	4,772	2.83	567,695	4,317	3.03
Certificates of deposit	354,040	3,427	3.84	288,359	2,973	4.10
Total interest-bearing deposits	1,901,166	12,158	2.54	1,702,187	11,297	2.64
Secured borrowings	6,093	95	6.20	6,429	101	6.24
Short-term borrowings	16	-	0.52	37,220	470	5.02
Total interest-bearing liabilities	1,907,275	12,253	2.55%	1,745,836	11,868	2.70%
Non-interest bearing deposits	544,511			522,826
Non-interest bearing liabilities	36,415			33,089
Total liabilities	2,488,201			2,301,751
Shareholders' equity	219,925			198,794

Total liabilities and shareholders' equity	$2,708,126			$2,500,545
Net interest income - FTE		$19,214			$16,206

Net interest spread			2.28%			1.98%
Net interest margin			2.95%			2.70%
Cost of funds			1.98%			2.08%

	Nine months ended
(dollars in thousands)	September 30, 2025			September 30, 2024
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$99,472	$3,347	4.50%	$25,434	$1,032	5.42%
Restricted investments in bank stock	4,137	242	7.82	3,961	244	8.24
Investments:
Agency - GSE	112,815	1,218	1.44	112,977	1,222	1.44
MBS - GSE residential	216,089	3,270	2.02	217,795	3,150	1.93
State and municipal (nontaxable)	188,030	4,090	2.91	193,249	4,581	3.17
State and municipal (taxable)	81,885	1,259	2.06	86,144	1,329	2.06
Total investments	598,819	9,837	2.20	610,165	10,282	2.25
Loans and leases:
C&I and CRE (taxable)	952,972	45,027	6.32	818,244	38,201	6.24
C&I and CRE (nontaxable)	128,447	5,066	5.27	125,047	4,737	5.06
Consumer	174,457	7,129	5.46	213,206	7,931	4.97
Residential real estate	590,295	20,423	4.63	566,159	18,808	4.44
Total loans and leases	1,846,171	77,645	5.62	1,722,656	69,677	5.40
Total interest-earning assets	2,548,599	91,071	4.78%	2,362,216	81,235	4.59%
Non-interest earning assets	118,124			107,411
Total assets	$2,666,723			$2,469,627

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$685,497	$10,810	2.11%	$658,609	$11,416	2.32%
Savings and clubs	191,669	420	0.29	197,953	458	0.31
MMDA	643,361	13,507	2.81	546,330	11,829	2.89
Certificates of deposit	348,635	10,346	3.97	270,551	7,994	3.95
Total interest-bearing deposits	1,869,162	35,083	2.51	1,673,443	31,697	2.53
Secured borrowings	6,160	281	6.10	7,009	342	6.51
Short-term borrowings	16	-	2.01	39,873	1,433	4.80
Total interest-bearing liabilities	1,875,338	35,364	2.52%	1,720,325	33,472	2.60%
Non-interest bearing deposits	541,733			524,238
Non-interest bearing liabilities	35,805			32,089
Total liabilities	2,452,876			2,276,652
Shareholders' equity	213,847			192,975
Total liabilities and shareholders' equity	$2,666,723			$2,469,627
Net interest income - FTE		$55,707			$47,763

Net interest spread			2.26%			1.99%
Net interest margin			2.92%			2.70%
Cost of funds			1.96%			1.99%

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

	Nine months ended September 30,
(dollars in thousands)	2025 compared to 2024			2024 compared to 2023
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$2,519	$(204)	$2,315	$691	$129	$820
Restricted investments in bank stock	10	(12)	(2)	(21)	25	4
Investments:
Agency - GSE	(2)	(3)	(5)	8	(11)	(3)
MBS - GSE residential	(25)	145	120	(331)	250	(81)
State and municipal	(153)	(381)	(534)	(635)	401	(234)
Total investments	(180)	(239)	(419)	(958)	640	(318)
Loans and leases:
Residential real estate	809	806	1,615	1,444	1,379	2,823
C&I and CRE	6,213	872	7,085	3,283	3,055	6,338
Consumer	(1,537)	735	(802)	(810)	1,111	301
Total loans and leases	5,485	2,413	7,898	3,917	5,545	9,462
Total interest income	7,834	1,958	9,792	3,628	6,339	9,968

Interest expense:
Deposits:
Interest-bearing checking	449	(1,056)	(607)	67	4,336	4,403
Savings and clubs	(14)	(24)	(38)	(59)	11	(48)
Money market	2,037	(359)	1,678	239	2,452	2,691
Certificates of deposit	2,310	43	2,353	2,468	2,470	4,938
Total deposits	4,782	(1,396)	3,386	2,715	9,269	11,984
Secured borrowings	(40)	(21)	(61)	(24)	14	(10)
Short-term borrowings	(907)	(526)	(1,433)	(374)	23	(351)
Total interest expense	3,835	(1,943)	1,892	2,317	9,306	11,623
Net interest income	$3,999	$3,901	$7,900	$1,311	$(2,967)	$(1,656)

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

For the three months ended September 30, 2025, the provision for credit losses on loans was $200 thousand and the provision for unfunded commitments was $110 thousand compared to a $675 thousand provision for credit losses on loans and a $135 thousand provision for credit losses on unfunded loan commitments for the three months ended September 30, 2024.

For the three months ended September 30, 2025, the decrease in the provision for credit losses on loans and the provision for unfunded commitments compared to the prior year period was due to improved asset quality, specifically non-performing assets and non-accrual loans, compared to the same period in 2024.

For the nine months ended September 30, 2025, the provision for credit losses on loans was $955 thousand and the provision for credit losses on unfunded loan commitments was $45 thousand compared to a $1.1 million provision for credit losses on loans and a $225 thousand provision for credit losses on unfunded commitments for the nine months ended September 30, 2024.

For the nine months ended September 30, 2025, the decrease in the provision for credit losses on loans and the provision for unfunded commitments compared to the prior year period was due to improved asset quality, specifically non-performing assets and non-accrual loans, compared to the same period in 2024.

The provision for credit losses derives from the reserve required from the allowance for credit losses calculation. The Company continued provisioning for nine months ended September 30, 2025 to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for credit losses, see “Allowance for credit losses”, located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

Total non-interest income increased $0.1 million, or 3%, to $5.1 million for the third quarter of 2025 compared to $5.0 million for the third quarter of 2024. The increase in non-interest income was primarily attributed to increases of $0.1 million in trust fees and $0.1 million in interchange fees. The increases were partially offset by $0.1 million less in commercial loan service charges, mainly due to two commercial loan service charges totaling $0.1 million that were recorded in the third quarter of 2024.

Total non-interest income for the nine months ended September 30, 2025 was $15.4 million, an increase of $1.2 million, or 9%, from $14.2 million for the nine months ended September 30, 2024.  The increase was primarily due to increases of $0.4 million in trust fees and $0.3 million in interchange fees. The Company also had $0.2 million more non-interest income resulting from a BOLI death benefit gain. During the nine months ended September 30, 2025, gains of $0.5 million on the sale of a commercial loan and $0.3 million from the sale of a property were offset by $0.8 million in losses recognized on the sale of securities.

Operating expenses

Non-interest expenses increased $0.8 million, or 6%, for the third quarter of 2025 to $14.6 million from $13.8 million for the same quarter of 2024. The increase in non-interest expenses was primarily due to the increases in salaries and benefits expense of $0.6 million primarily due to higher banker incentives and premises and equipment expense of $0.2 million. These increases were partially offset by a $0.1 million decrease in advertising expense for the three months ended September 30, 2025 compared to the same period of 2024.

Non-interest expenses increased to $43.9 million for the nine months ended September 30, 2025, an increase of $2.8 million, or 7%, from $41.1 million for the nine months ended September 30, 2024. Salaries and benefits expense increased $1.9 million due to an increase in bankers, group insurance costs, and banker incentives during the nine months ended September 30, 2025, compared to the same period in 2024. Additionally, the Company saw an increase of $0.4 million in advertising and marketing expenses primarily due to a $0.3 million increase in Neighborhood Assistance Program donations from which the Company recognized $0.2 million in additional tax credits causing a corresponding decrease in PA shares tax expense. There was also an increase of $0.7 million in premises and equipment expense primarily due to higher costs for software licenses, subscriptions, and maintenance. The increases were partially offset by $0.3 million less in professional services expense.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, were 1.39% and 1.46% for the nine months ended September 30, 2025 and 2024. The expense ratio decreased because of higher average assets. The efficiency ratio (non-GAAP) decreased from 66.44% at September 30, 2024 to 61.00%(1) at September 30, 2025 due to net interest income increasing.

Provision for income taxes

The provision for income taxes increased $0.4 million during the three months ended September 30, 2025 compared to the same period in 2024 primarily due to a $2.8 million increase in income before taxes. The provision for income taxes increased $1.4 million during the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to a $6.7 million increase in income before taxes, offset somewhat by $0.1 million less in tax credits. The Company's effective tax rate was 15.4% at September 30, 2025 compared to 13.1% at September 30, 2024. The difference between the effective rate and the enacted statutory corporate rate of 21% is due mostly to the effect of tax-exempt income in relation to the level of pre-tax income.

(1) See non-GAAP financial measurements reconciliation on page 36.

Comparison of financial condition at

 September 30, 2025 and December 31, 2024

Overview

The Company’s total assets had a balance of $2.7 billion as of September 30, 2025, an increase of $152.1 million from December 31, 2024. The increase resulted from $113.5 million of growth in the loans and leases portfolio during the first nine months of 2025. Cash and cash equivalents also increased by $58.8 million over the same time period as the Company sold investment securities with the proceeds maintained in interest-bearing deposits with financial institutions. Deposit growth of $126.1 million was utilized to fund loan growth and with the excess in interest-bearing cash.

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

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM). To date, management has not purchased any securities for trading purposes. Some of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them. The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions. Debt securities designated as AFS are carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported within shareholders’ equity as a component of accumulated other comprehensive income (AOCI). Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity. For the nine months ended September 30, 2025, AOCI improved by $11.0 million primarily due to the change in fair value of the Company's investment securities.

As of September 30, 2025, the carrying value of held-to-maturity securities was $226.9 million, net of $12.4 million in remaining transferred discount.

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

During September 2023, the Company entered into a $100 million interest rate swap with a third-party financial institution to limit the risk to the investment portfolio of rising interest rates. The interest rate swap was designated as a fair value hedge and utilized a pay fixed interest rate swap to hedge the change in fair value attributable to the movement in the Secured Overnight Financing Rate ("SOFR"). The Company designated $50 million of the swap's notional balance as a hedge against the closed portfolio of 20-year mortgage-backed securities and $50 million as a hedge against the closed portfolio of tax-free municipal bonds. As of September 30, 2025, the Company recorded the fair value of the swap of $1.0 million in accrued interest payable and other liabilities on the consolidated balance sheet offset by a $1.0 million increase to the carrying value of designated investment securities.

As of September 30, 2025, the carrying value of investment securities amounted to $529.3 million, or 19% of total assets, compared to $557.2 million, or 22% of total assets, as of December 31, 2024. On September 30, 2025, 32% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations. The mortgage-backed securities portfolio includes only pass-through bonds issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association (GNMA).

The Company’s municipal (obligations of states and political subdivisions) portfolio is comprised of tax-free municipal bonds with a carrying value of $192.4 million ($173.7 million including the remaining net unrealized loss transferred on HTM securities) and taxable municipal bonds with a carrying value of $82.9 million ($76.5 million including the remaining net unrealized loss transferred on HTM securities). The overall credit ratings of these municipal bonds were as follows: 35% AAA, 63% AA, and 1% A. For municipal securities HTM, the Company utilized a third-party model to analyze whether a credit loss reserve is needed for these bonds. The amount of the credit loss reserve calculated was immaterial because of the underlying strong credit quality of the municipal portfolio.

As of September 30, 2025, the carrying value of total investments decreased $28.0 million, or 5%. The decline was primarily due to the sale of $40.0 million in available-for-sale securities and $17.6 million in paydowns partially offset by $20.2 million in purchases of securities. The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company. Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile, to the extent possible.

A comparison of investment securities at September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025				December 31, 2024
(dollars in thousands)	Amount	%	Book yield	Reprice term (years)	Amount	%	Book yield	Reprice term (years)
HTM securities:
Obligations of states & political subdivisions - tax exempt	$83,590	15.9%	2.1%	19.1	$83,544	15.1%	2.1%	19.8
Obligations of states & political subdivisions - taxable	60,016	11.3	2.1	9.6	59,734	10.7	2.1	10.3
Agency - GSE	83,331	15.7	1.4	4.7	82,486	14.7	1.4	5.4
Total HTM securities	$226,937	42.9%	1.8%	11.3	$225,764	40.5%	1.8%	12.1
AFS debt securities:
MBS - GSE residential	$168,394	31.8%	1.9%	5.4	$183,999	33.0%	2.0%	5.9
Obligations of states & political subdivisions - tax exempt	90,067	17.0	2.4	17.8	95,635	17.2	2.4	17.5
Obligations of states & political subdivisions - taxable	16,485	3.1	1.4	3.9	23,623	4.2	1.6	4.6
Agency - GSE	27,380	5.2	1.2	2.7	28,200	5.1	1.2	3.3
Total AFS debt securities	$302,326	57.1%	2.0%	8.8	$331,457	59.5%	2.0%	8.9
Total securities	$529,263	100.0%	1.9%	9.9	$557,221	100.0%	2.0%	10.1

The investment securities portfolio contained no private label mortgage-backed securities, collateralized mortgage obligations, collateralized debt obligations, or trust preferred securities. The portfolio had no adjustable-rate instruments as of September 30, 2025 and December 31, 2024.

The AFS securities were recorded with a net unrealized loss of $40.7 million and $52.8 million as of September 30, 2025 and December 31, 2024, respectively. Of the $12.1 million net improvement; $9.6 million was attributable to mortgage-backed securities, $1.4 million was attributable to municipal securities, and $1.1 million was attributable to agency securities. The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve. Generally, the values of debt securities move in the opposite direction of the changes in interest rates. As interest rates along the treasury yield curve rise, especially at the intermediate and long end, the values of debt securities tend to decline. Whether or not the value of the Company’s investment portfolio will change above or below its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio. Management does not consider the reduction in value attributable to changes in credit quality. Correspondingly, when interest rates decline, the market values of the Company’s debt securities portfolio could be subject to market value increases.

As of September 30, 2025, the Company had $276.7 million in public deposits, or 11% of total deposits. Pennsylvania state law requires the Company to maintain pledged securities on public and trust deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers. The Company also pledges securities for derivative instruments and certain borrowed funds. As of September 30, 2025, the balance of pledged securities required was $325.9 million, or 62% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether credit losses on debt securities exist. Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security has credit losses. If a decline in value is deemed to be a credit loss, a contra-asset is recorded on both HTM and AFS securities, limited by the amount that the fair value is less than the amortized cost basis. During the nine months ended September 30, 2025, the Company did not incur any credit losses on debt securities from its investment securities portfolio.

During the first nine months of 2025, the Company sold thirty-three available-for-sale securities with the intention of replacing the holdings with better yielding bonds. The Company recognized a loss of $0.8 million as the amortized cost was $40.0 million compared to the sales proceeds of $39.2 million. These sales were due to the ongoing management strategy of improving margin and focusing on more effective interest earning assets.

Restricted investments in bank stock

Investment in FHLB stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB. Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level. In addition, the Company earns a return or dividend based on the amount invested. The balance in FHLB stock was $4.2 million and $3.9 million as of September 30, 2025 and December 31, 2024, respectively.  The dividends received from the FHLB totaled $235 thousand and $227 thousand for the nine months ended September 30, 2025 and 2024, respectively. Atlantic Community Bankers Bank (ACBB) stock totaled $82 thousand as of September 30, 2025 and December 31, 2024.

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

As of September 30, 2025 and December 31, 2024, loans HFS consisted of residential mortgages with carrying amounts of $0.9 million and $2.1 million, respectively, which approximated their fair values. During the nine months ended September 30, 2025, residential mortgage loans with principal balances of $47.4 million were sold into the secondary market and the Company recognized net gains of $0.7 million, compared to $44.7 million and $0.8 million, respectively, during the nine months ended September 30, 2024.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster relationships. At September 30, 2025 and December 31, 2024, the servicing portfolio balance of sold residential mortgage loans was $509.3 million and $495.4 million, respectively, with mortgage servicing rights of $1.2 million and $1.3 million for the same periods, respectively. Additionally, during the first nine months of 2025, the Company sold a commercial loan with a principal balance of $1.3 million and recognized a net gain of $0.5 million.

Loans and leases

As of September 30, 2025, the Company had gross loans and leases totaling $1.9 billion, an increase of $114.7 million, or 6%, compared to $1.8 billion at December 31, 2024.

During the nine months ended September 30, 2025, the growth in the portfolio was attributed to a $130.0 million increase in the commercial portfolio primarily due to the origination of two commercial & industrial loans to a single borrower totaling $30.6 million; a single origination to a municipal borrower totaling $18.5 million; four commercial real estate owner occupied loans to three borrowers totaling $24.9 million; a single origination totaling $4.7 million to a commercial real estate non owner occupied borrower; $32.0 million in advances on existing commercial construction commitments; and general portfolio growth. The Company also experienced a $4.8 million increase in the residential portfolio, which was offset by the $20.0 million reduction in the consumer portfolio attributed to a strategic reduction in the auto portfolio.

As management continues to identify ways to optimize the Company’s balance sheet, the focus is to lend in areas that provide better risk-adjusted returns and improved opportunities to deepen relationships with our customers. This could result in a change in the composition of the loan portfolio in future periods.

The composition of the loan portfolio at September 30, 2025 and December 31, 2024 is summarized as follows:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Amount	%	Amount	%
Commercial and industrial:
Commercial	$214,121	11.3%	$172,834	9.6%
Municipal	118,067	6.2	101,706	5.6
Commercial real estate:
Non-owner occupied	410,301	21.4	394,219	21.9
Owner occupied	341,364	17.8	304,889	16.9
Construction	70,739	3.7	50,930	2.9
Consumer:
Home equity installment	53,734	2.8	54,214	3.0
Home equity line of credit	67,985	3.5	58,130	3.2
Auto loans - Recourse	10,434	0.5	11,389	0.6
Auto loans - Non-recourse	50,915	2.7	75,440	4.2
Direct finance leases	21,191	1.1	27,827	1.5
Other	26,633	1.4	23,848	1.4
Residential:
Real estate	514,030	26.8	504,815	28.0
Construction	16,102	0.8	20,507	1.2
Gross loans	1,915,616	100.0%	1,800,748	100.0%
Less:
Allowance for credit losses	(20,218)		(19,666)
Unearned lease revenue	(1,583)		(1,946)
Net loans	$1,893,815		$1,779,136

Loans held-for-sale	$860		$2,054

Commercial & industrial (C&I) and commercial real estate (CRE)

As of September 30, 2025, the commercial portfolio increased by $130.0 million, or 13%, to $1.2 billion compared to the December 31, 2024 balance of $1.0 billion. The increase was due to growth of $72.4 million in commercial real estate loans and $57.6 million in commercial and industrial loans.

For the nine months ended September 30, 2025, commercial and industrial (non-municipal) loans increased $41.3 million, or 24%, from $172.8 million at December 31, 2024 to $214.1 million at September 30, 2025, which was due to two commercial and industrial loans to a single borrower totaling $30.6 million in the third quarter along with the standard originations and advances outpacing scheduled payments and curtailments.

Municipal loans are secured by the full faith and credit of respective local government units located in the Commonwealth of Pennsylvania authorized in accordance with the Local Government Unit Debt Act. These loans have a long history of performance within contractual terms with no defaults noted.

For the nine months ended September 30, 2025, municipal loans increased $16.4 million, or 16%, from $101.7 million at December 31, 2024, to $118.1 million at September 30, 2025 which was attributed to a single origination to a municipal borrower totaling $18.5 million in the third quarter.

Commercial real estate loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions and the complexities involved in valuing the underlying collateral whose values tend to move inversely with interest rates. These loans are secured with mortgages, or commercial real estate mortgages (CREM) against the subject property. In underwriting commercial real estate construction loans, the Company performs a robust analysis of the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the project using feasibility studies, market data, etc. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers consistent with Uniform Standards of Professional Appraisal Practice (USPAP) standards and compliant with Financial Institutions Reform, Recovery, and Enforcement Act (FIRREA). At September 30, 2025, the commercial real estate portfolio was 43% of total loans outstanding compared to 42% at December 31, 2024.

For the nine months ended September 30, 2025, owner occupied commercial real estate loans increased $36.5 million, or 12%, from $304.9 million on December 31, 2024, to $341.4 million at September 30, 2025, due to an origination to a single commercial real estate owner occupied borrower totaling $9.4 million during the first quarter, the origination of two loans to a single commercial real estate owner occupied borrower totaling $9.7 million during the second quarter, an origination to a single commercial real estate owner occupied borrower totaling $6.0 million during the third quarter, and general portfolio growth.

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

The Company maintains a well-diversified non-owner occupied commercial real estate portfolio with no material concentration to any property type. The chart below describes the purpose for the types of exposure contained within the loan portfolio for non-owner-occupied commercial real estate loans at September 30, 2025 compared to December 31, 2024:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate non-owner occupied:
1-4 Family	$47,320	11.53%	$45,613	11.57%
Multifamily	49,835	12.15%	48,087	12.20%
Industrial	47,690	11.62%	51,486	13.06%
Mixed Use	53,296	12.99%	53,233	13.50%
Retail	65,250	15.90%	64,227	16.29%
Land	25,056	6.11%	17,368	4.41%
Special Purpose	41,502	10.12%	32,187	8.16%
Hotel	29,827	7.27%	29,607	7.51%
Office	50,525	12.31%	52,411	13.30%
Total	$410,301	100.00%	$394,219	100.00%

For the nine months ended September 30, 2025, non-owner occupied commercial real estate loans increased $16.1 million, or 4%, from $394.2 million on December 31, 2024, to $410.3 million on September 30, 2025 due to an $8.7 million construction loan that stabilized and was converted to non-owner occupied commercial real estate during the first quarter, an origination to a single commercial real estate non owner occupied borrower totaling $4.7 million during the second quarter, and a $4.3 million construction loan that stabilized and was converted to non-owner occupied commercial real estate during the third quarter.

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

In the table above, office space comprised $50.5 million and special purpose comprised $41.5 million in outstanding amounts as of September 30, 2025, respectively. The office segment mainly has suburban medical and suburban professional third-party tenants. The special purpose segment includes self-storage facilities, assisted living facilities, nursing homes, and parking garages; self-storage facilities comprised $20.8 million, or 50%, of the special purpose segment as of September 30, 2025.

Construction lending consists of commercial and residential site development loans, as well as commercial building construction and residential housing construction loans. Management prefers lending to well-established developers with a proven track record and strong business and guaranteed with owners’ personal financial conditions. As of September 30, 2025, the commercial construction portfolio had a balance of $70.7 million and consisted of $47.3 million, or 67%, of non-owner-occupied loans and $23.4 million, or 33%, of owner-occupied loans.

For the nine months ended September 30, 2025, commercial construction loans increased $19.8 million, or 39%, from $50.9 million on December 31, 2024 to $70.7 million at September 30, 2025. This increase was attributed to $15.4 million in commercial construction commitments originated during the year and $32.0 million in advances during the year on commercial construction loan availability booked prior to September 30, 2025. This increase was partially offset by $26.7 million in projects that stabilized and were converted to owner and non-owner commercial real estate loans and $0.9 million in loans that were paid off during the nine months ended September 30, 2025.

Consumer

The consumer loan portfolio consisted of home equity installment, home equity line of credit, non-recourse auto loans, recourse auto loans, direct finance leases and other consumer loans.

As of September 30, 2025, the total consumer loan portfolio decreased by $19.9 million, or 8%, to $230.9 million compared to the December 31, 2024 balance of $250.8 million, primarily due to a management strategic determination to reduce the indirect auto portfolio based on payoffs with minimal originations, resulting in a $32 million reduction. Offsetting the reduction in the indirect auto portfolio was growth of $9.9 million in the HELOC portfolio due to a sales campaign done during the year and growth of $2.7 million in the consumer other portfolio, which was attributed to $5.7 million loans purchased from the third-party originator BHG Financial during the year. For the remainder of 2025, the Company expects maturities of approximately $8.3 million in the dealer portfolio with minimal originations.

Residential

As of September 30, 2025, the residential loan portfolio increased by $4.8 million, or 1%, to $530.1 million compared to the December 31, 2024 balance of $525.3 million due to general portfolio growth.

The residential loan portfolio consisted primarily of held-for-investment residential loans for primary residences, including $407 million in fixed-rate and $107 million in adjustable-rate mortgages as of September 30, 2025.

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

The following tables set forth the activity in the allowance for credit losses and certain key ratios for the period indicated:

(dollars in thousands)	As of and for the nine months ended September 30, 2025		As of and for the twelve months ended December 31, 2024		As of and for the nine months ended September 30, 2024

Balance at beginning of period	$19,666		$18,806		$18,806

Charge-offs:
Commercial and industrial	(353)		(399)		(253)
Commercial real estate	-		(132)		(132)
Consumer	(321)		(419)		(312)
Residential	(74)		-		-
Total	(748)		(950)		(697)

Recoveries:
Commercial and industrial	153		12		7
Commercial real estate	65		352		335
Consumer	109		76		59
Residential	18		45		45
Total	345		485		446
Net charge-offs	(403)		(465)		(251)
Provision for credit losses on loans	955		1,325		1,075
Balance at end of period	$20,218		$19,666		$19,630

Allowance for credit losses to total loans	1.06%		1.09%		1.09%
Net charge-offs to average total loans outstanding	0.03%		0.03%		0.02%
Average total loans	$1,846,171		$1,741,349		$1,722,655
Loans 30 - 89 days past due and accruing	$8,775		$5,349		$3,948
Loans 90 days or more past due and accruing	$-		$32		$66
Non-accrual loans	$2,600		$7,343		$7,078
Allowance for credit losses to non-accrual loans	7.78	x	2.68	x	2.77	x
Allowance for credit losses to non-performing loans	7.78	x	2.67	x	2.75	x

For the nine months ended September 30, 2025, the allowance increased $0.5 million, or 3%, to $20.2 million from $19.7 million on December 31, 2024. The increase in the allowance was based on the provisioning of $0.9 million partially offset by net charge-offs of $0.4 million.

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

Key loss driver assumptions used in the allowance estimate included the median Federal Open Market Committee (FOMC) National Gross Domestic Product (GDP) and unemployment rate forecasts, the Federal Housing Finance Agency (FHFA) House Price Index (HPI), prepayment and curtailment rates, and estimated remaining loan lives. Although key loss driver assumptions used in the ACL estimate remained largely stable from the estimate as of December 31, 2024 to the estimate as of September 30, 2025, the ACL on absolute terms increased based on growth in the loan and lease portfolio, changes in the composition of the portfolio, slower prepayment and curtailment rates, and less favorable economic forecasts.

During the second quarter of 2025, management created a separate pool for its consumer loans purchased from the third-party originator, BHG Financial, due to the unique risk characteristics which include the longer average term and replacement feature relative to the Company's originated consumer other loans. The total balance of the BHG consumer loan portfolio was $11.1 million as of September 30, 2025.

Qualitative factors for the ACL estimate as of September 30, 2025 saw a general decrease compared to the prior quarter based on reduction in the qualitative factor for the improvement in the levels of and trends in delinquencies and non-accrual loans.

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

(dollars in thousands)	For the nine months ended September 30, 2025	% of Total Net Charge-offs	For the nine months ended September 30, 2024	% of Total Net Charge-offs
Net charge-offs
Commercial and industrial	$(200)	50%	$(246)	98%
Commercial real estate	65	(16)	203	(81)
Consumer	(212)	53	(253)	101
Residential	(56)	13	45	(18)
Total net charge-offs	$(403)	100%	$(251)	100%

For the nine months ended September 30, 2025, net charge-offs against the allowance totaled $0.4 million compared with net charge-offs of $0.3 million for the nine months ended September 30, 2024, representing a $0.1 million increase due to a $0.1 million commercial and industrial net charge-off to a single borrower during 2025. Net charge-offs grew as a percentage of the total loan portfolio at 0.03% for the nine months ended September 30, 2025 compared to 0.02% for the nine months ended September 30, 2024.

For a discussion on the provision for credit losses, see the “Provision for credit losses”, located in the results of operations section of management’s discussion and analysis contained herein.

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

	September 30, 2025			December 31, 2024			September 30, 2024
		% of	Category		% of	Category		% of	Category
		Total	% of		Total	% of		Total	% of
(dollars in thousands)	Allowance	Allowance	Loans	Allowance	Allowance	Loans	Allowance	Allowance	Loans
Category
Commercial real estate	$9,139	45%	43%	$8,943	45%	42%	$9,069	46%	41%
Commercial and industrial	2,490	12	17	2,345	12	15	2,544	13	16
Consumer	2,074	11	12	2,377	13	14	2,346	12	14
Residential real estate	6,471	32	28	5,989	30	29	5,639	29	29
Unallocated	44	-	-	12	-	-	32	-	-
Total	$20,218	100%	100%	$19,666	100%	100%	$19,630	100%	100%

As of September 30, 2025, the commercial real estate loan portfolio comprised 45% of the total allowance for credit losses, unchanged from December 31, 2024. As of September 30, 2025, the commercial real estate loan portfolio was 43% of the total loan and lease portfolio indicative of a higher relative reserve, which is attributed to the longer average duration and inherent risk of the portfolio.

As of September 30, 2025, the commercial and industrial portfolio comprised 12% of the total allowance for credit losses, unchanged from December 31, 2024. As of September 30, 2025, the commercial and industrial portfolio was 17% of the total loan and lease portfolio indicative of a lower relative reserve, which is attributed to the shorter average duration of this portfolio and lower relative risk, specifically from the municipal portfolio.

As of September 30, 2025, the consumer portfolio comprised 11% of the total allowance for credit losses, down 2 percentage points from December 31, 2024. As of September 30, 2025, the consumer portfolio is 12% of the total loan and lease portfolio indicative of a lower relative reserve, which is attributed to the shorter average duration of this portfolio and lower relative risk, specifically from the indirect recourse and direct finance lease portfolios.

As of September 30, 2025, the residential portfolio comprised 32% of the total allowance for credit losses, up 2 percentage points from December 31, 2024. As of September 30, 2025, the residential portfolio is 28% of the total loan and lease portfolio indicative of a higher relative reserve, which is attributed to the longer average duration and inherent risk of the portfolio.

As of September 30, 2025, the unallocated reserve, representing the portion of the allowance not specifically identified with a loan or groups of loans, was less than 1% of the total allowance for credit losses, unchanged from December 31, 2024.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, other real estate owned (ORE) and repossessed assets.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	September 30, 2025	December 31, 2024	September 30, 2024

Loans past due 90 days or more and accruing	$-	$32	$66
Non-accrual loans	2,600	7,343	7,078
Total non-performing loans	2,600	7,375	7,144
Other real estate owned and repossessed assets	420	430	440
Total non-performing assets	$3,020	$7,805	$7,584

Total loans, including loans held-for-sale	$1,914,893	$1,800,856	$1,795,548
Total assets	$2,736,750	$2,584,616	$2,615,933
Non-accrual loans to total loans	0.14%	0.41%	0.39%
Non-performing loans to total loans	0.14%	0.41%	0.40%
Non-performing assets to total assets	0.11%	0.30%	0.29%

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

Non-performing assets represented 0.11% of total assets at September 30, 2025 compared with 0.30% at December 31, 2024. The decrease resulted from a $4.8 million, or 61%, decline in non-performing assets, specifically non-accrual loans, which declined $4.7 million due to the sale of a $1.3 million commercial owner occupied real estate loan to a third-party purchaser during the first quarter of 2025; $0.3 million residential real estate to other real estate owned in the second quarter, and the resolution of a single commercial and industrial loan during the second and third quarters of 2025, which included $2.3 million in payments and a $0.3 million charge off.

On September 30, 2025, there were a total of 28 non-accrual loans to 24 unrelated borrowers with balances that ranged from less than $1 thousand to $0.6 million, or $2.6 million in the aggregate. On December 31, 2024, there were a total of 33 non-accrual loans to 30 unrelated borrowers with balances that ranged from less than $1 thousand to $2.6 million, or $7.3 million in the aggregate.

There were no loans past due 90 days or more accruing as of September 30, 2025, compared to two direct finance leases totaling $32 thousand as of December 31, 2024. All loans were well secured and in the process of collection.

The Company seeks payments from all past due customers through an aggressive customer communication process. Unless well-secured and in the process of collection, past due loans will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

The composition of non-performing loans as of September 30, 2025 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial:
Commercial	$214,121	$-	$64	$64	0.03%
Municipal	118,067	-	-	-	-
Commercial real estate:
Non-owner occupied	410,301	-	610	610	0.15%
Owner occupied	341,364	-	959	959	0.28%
Construction	70,739	-	-	-	-
Consumer:
Home equity installment	53,734	-	152	152	0.28%
Home equity line of credit	67,985	-	445	445	0.65%
Auto loans-Recourse	10,434	-	-	-	-
Auto loans-Non Recourse	50,915	-	10	10	0.02%
Direct finance leases *	19,608	-	-	-	-
Other	26,633	-	-	-	-
Residential:
Real estate	514,030	-	360	360	0.07%
Construction	16,102	-	-	-	-
Loans held-for-sale	860	-	-	-	-
Total	$1,914,893	$-	$2,600	$2,600	0.14%

*Net of unearned lease revenue of $1.6 million.

Payments received from non-accrual loans are recognized on a cost recovery method. Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. If the non-accrual loans that were outstanding as of September 30, 2025 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $0.2 million.

Foreclosed assets held-for-sale

From December 31, 2024 to September 30, 2025, other real estate owned (ORE) decreased from $429 thousand to $420 thousand, a $9 thousand decrease, which was attributed to the sale of one commercial property totaling $196 thousand and sale of three residential properties totaling $253 thousand. These sales were partially offset by the addition of three properties totaling $442 thousand.

The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$429	3	$1	1

Additions	442	3	648	4
Pay downs	(2)	-	-	-
Write downs	-	-	-	-
Transfers	-	-	-	-
Sales	(449)	(4)	(220)	(2)
Balance at end of period	$420	2	$429	3

As of September 30, 2025, the Company had two properties totaling $420 thousand with one property listed for sale and one property undergoing repairs prior to being listed for sale.

As of September 30, 2025, the Company had no other repossessed assets. As of December 31, 2024, the Company had one other repossessed asset totaling $1 thousand which was a vehicle.

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

Premises and equipment

Net of depreciation, premises and equipment increased $9.5 million during the first nine months of 2025 primarily due to construction in the new headquarters building. These increases were partially offset by $1.7 million in depreciation expense.

The Company is in the process of corporate headquarters construction which will continue to increase construction in process. On December 23, 2020, the Commonwealth of Pennsylvania authorized the first of three Redevelopment Assistance Capital Program (RACP) grant funding in the amount of $2.0 million, a second on December 6, 2021 in the amount of $2.0 million, and the final grant award on November 1, 2024 in the amount of $4.0 million, bringing the total RACP grant award to $8.0 million.  The $8.0 million RACP grants will offset the total construction costs of the renovation and rehabilitation of the historic Scranton Electric Building. As of September 30, 2025, the Company incurred $16.6 million in costs for the corporate headquarters building in downtown Scranton which included planning, engineering, and architectural fees as well as interior demolition and construction. The remaining building costs could range from $12 million to $14 million. This estimated range may expand due to unknown supply chain issues, labor pricing, design changes, or upgrades required to meet current codes.  The Company currently estimates furniture and office equipment costs at $2.0 million and technology equipment and infrastructure at $0.6 million. The historic nature of this building has qualified the Company for an estimated $3.4 million in state and federal historic tax credits. The project is expected to be completed in the middle of 2026.

Other assets

During the nine months of 2025, other assets decreased by $3.5 million. The decrease was primarily due to $2.0 million decrease in deferred taxes from unrealized gains in AFS investment securities. On July 4, 2025, a new tax bill, H.R. 1 was signed into law. The Act extends or reinstates certain provisions of the 2017 Tax Cuts and Jobs Act, includes tax relief measures, modifies certain energy tax credits granted under the Inflation Reduction Act and sets various limits on tax deductions, among other key provisions. The Company expects this new law will have an immaterial effect on the calculation of deferred taxes in 2025.

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

The following table represents the components of deposits as of the date indicated:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$680,859	27.6%	$672,290	28.7%
Savings and clubs	190,081	7.7	189,534	8.1
Money market	701,425	28.4	606,161	25.9
Certificates of deposit	355,430	14.4	338,900	14.5
Total interest-bearing	1,927,795	78.1	1,806,885	77.2
Non-interest bearing	539,118	21.9	533,935	22.8
Total deposits	$2,466,913	100.0%	$2,340,820	100.0%

Total deposits increased $126.1 million, or 5%, to $2.5 billion at September 30, 2025 from $2.3 billion at December 31, 2024. Money market accounts increased $95.3 million primarily driven by growth in existing account balances from the continued focus on obtaining the best rate and our relationship strategy. Time deposits increased $16.5 million, or 5%, as of September 30, 2025; this again attributed to interest rate sensitivity and maintaining a highly competitive rate offer for both new accounts and retention of clients. Interest-bearing checking accounts grew by $8.6 million primarily caused by the increase in existing business account balances. Non-interest bearing checking balances increased $5.2 million primarily due to business and public demand deposit accounts.  Savings and club account balances increased $0.5 million during the first nine months of 2025 primarily due to growth in club balances. The Company focuses on obtaining a full-banking relationship with existing core operating checking account clients as well as forming new customer relationships. The Company will continue to execute its relationship development and client segment strategy, explore the demographics within its marketplace and develop targeted programs for its customers to maintain and grow core deposits. Seasonal public deposit fluctuations are expected to remain volatile and at times may partially offset future deposit growth. The Company will continue to closely monitor the competitive environment to align relationship retention and growth.

The Company utilizes the Certificate of Deposit Account Registry Service (CDARS) reciprocal program and ICS reciprocal program to obtain FDIC insurance protection for clients who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000. The Company had $48.7 million and $49.4 million in CDARS as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, ICS reciprocal deposits represented $161.6 million and $150.6 million, or 7% and 6%, respectively, of total deposits which are included in interest-bearing checking accounts in the table above. At December 31, 2024, the ICS balance included $24.6 million in one-way buy funds which were replaced during the first nine months of 2025 by trust managed account balances and increases in public account balances.

As of September 30, 2025, total uninsured deposits were estimated to be $961.7 million, or 39% of total deposits. The estimate of uninsured deposits is based on the same methodologies and assumptions used for regulatory reporting requirements. The Company aggregates deposit products by taxpayer identification number and classifies into ownership categories to estimate amounts over the FDIC insurance limit. As of September 30, 2025, the ratio of uninsured and non-collateralized deposits to total deposits was $637.3 million, or 26%. Collateralized deposits totaled $324.4 million, or 13%, of total deposits as of September 30, 2025.

The maturity distribution of certificates of deposit that meet or exceed the FDIC limit, by account, at September 30, 2025 is as follows:

(dollars in thousands)
Three months or less	$45,373
More than three months to six months	28,764
More than six months to twelve months	35,622
More than twelve months	1,503
Total	$111,262

Approximately 27% of the CDs, with a weighted-average interest rate of 4.01%, are scheduled to mature in 2025 and an additional 70%, with a weighted-average interest rate of 3.77%, are scheduled to mature in 2026. Renewing CDs are currently expected to reprice to lower market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products. The Company continues to address maturing CDs on a relationship pricing basis, with both CD retention and promotional programs and a rate match when prudent to maintain relationships. For the nine months ended September 30, 2025, 87% of maturing CDs were retained in deposit products within the bank. The Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Short-term borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

Short-term borrowings may include overnight balances with FHLB's line of credit and/or correspondent banks federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations. As of September 30, 2025, the Company did not use any short-term borrowings to fund loan growth. As of September 30, 2025, the Company had the ability to borrow $146.6 million from the Federal Reserve borrower-in-custody program, full availability of $150.0 million in overnight borrowings with the FHLB open-repo line of credit and $20.0 million from lines of credit with correspondent banks.

Secured borrowings

As of September 30, 2025, the Company had 5 secured borrowing agreements with third parties with a carrying value of $6.0 million compared to 5 secured borrowing agreements with third parties with a carrying value of $6.2 million at December 31, 2024, related to certain sold loan participations that did not qualify for sales treatment. Secured borrowings are expected to decrease through the remainder 2025 from scheduled amortization and, when possible, early pay-offs.

FHLB advances

The Company had no FHLB advances as of September 30, 2025 and December 31, 2024. As of September 30, 2025, the Company had the ability to borrow up to $800.3 million from the FHLB, net of any overnight borrowings utilized. The Company does not expect to have any FHLB advances during 2025.

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee. As of  September 30, 2025, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the nine months ended September 30, 2025, the Company grew cash and cash equivalents by $58.8 million. During the period, the Company’s operations provided $32.7 million mostly from $55.5 million of net cash inflow from the components of net interest income partially offset by net non-interest expense/income related payments of $26.5 million. Cash inflow from interest-earning assets, deposit growth and loan payments were used to fund the loan portfolio, invest in bank premises and equipment and make net dividend payments. The Company received a large amount of public deposits over the past few years. The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities. Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs. As of September 30, 2025, the Company had $191.7 million in unpledged securities.

During 2021 and 2022, the Company also experienced deposit inflow resulting from businesses and municipalities that received relief from the CARES Act, American Rescue Plan Act ("ARPA") and other government stimulus. As of September 30, 2025, the Company has approximately $11.0 million, down from $13.5 million at the end of 2024, in remaining ARPA balances. The Company expects that the funds will be depleted by year end 2026.

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

Lending commitments include commitments to originate loans and commitments to fund unused lines of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Unfunded commitments of existing loan facilities totaled $520.5 million, standby letters of credit totaled $25.5 million and the level of uninsured and non-collateralized deposits was $637.3 million at September 30, 2025. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As of September 30, 2025, the Company maintained $142.2 million in cash and cash equivalents and $303.2 million of investments AFS and loans HFS. Also, as of September 30, 2025, the Company had approximately $808.3 million available borrowing capacity from the FHLB, $20.0 million from correspondent banks, $146.6 million from the FRB, and $404.4 million from the IntraFi Network One-Way Buy program. The combined total of $1.8 billion represented 66% of total assets at September 30, 2025. Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

As of September 30, 2025, total shareholders' equity increased $25.3 million, or 12%, due principally to $13.3 million higher retained earnings from net income of $20.3 million plus a $11.0 million, after tax, improvement in accumulated other comprehensive income from lower net unrealized losses recorded on available-for-sale securities. Capital was further enhanced by $0.2 million from investments in the Company’s common stock via the Employee Stock Purchase Plan (ESPP) and $0.9 million from stock-based compensation expense from the ESPP and restricted stock. Partially offsetting these increases, were $7.0 million of cash dividends paid on the Company’s common stock. The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 34.53% as of September 30, 2025. The balance of earnings is retained to further strengthen the Company’s capital position.

As of September 30, 2025, the Company reported a net unrealized loss position of $44.6 million, net of tax, from the securities portfolio compared to a net unrealized loss of $55.6 million as of December 31, 2024. The $11.0 million improvement to accumulated other comprehensive loss during the nine months ended September 30, 2025 was primarily from the $12.1 million increase in net unrealized gains on AFS securities. Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and market conditions, and not in the creditworthiness of the issuers.

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

The tangible common equity (TCE) ratio (non-GAAP) was 7.69% and 7.19% for the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025 and 2024, the held-to-maturity securities portfolio had $20.8 million and $17.5 million in unrealized losses, net of deferred taxes. If the TCE ratio was adjusted to include the unrealized losses on held-to-maturity securities, the adjusted TCE ratio (non-GAAP) would have been 6.93% and 6.52% (1) at September 30, 2025 and 2024, respectively.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%. As of  September 30, 2025 and December 31, 2024, the Bank exceeded all capital adequacy requirements to which it was subject.

(1) See non-GAAP financial measures reconciliation on page 37.

The following table depicts the actual and required capital and related capital ratios of the Company, on a consolidated basis, and the Bank as of  September 30, 2025 and December 31, 2024. No amounts were deducted from capital for interest-rate risk in either 2025 or 2024.

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of September 30, 2025

Total capital (to risk-weighted assets)
Consolidated	$274,704	14.5%	≥	$151,398	8.0%	≥	$198,710	10.5%		N/A	N/A
Bank	$274,728	14.5%	≥	$151,147	8.0%	≥	$198,381	10.5%	≥	$188,934	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$253,466	13.4%	≥	$85,161	4.5%	≥	$132,473	7.0%		N/A	N/A
Bank	$253,380	13.4%	≥	$85,020	4.5%	≥	$132,254	7.0%	≥	$122,807	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$253,466	13.4%	≥	$113,548	6.0%	≥	$160,860	8.5%		N/A	N/A
Bank	$253,380	13.4%	≥	$113,360	6.0%	≥	$160,594	8.5%	≥	$151,147	8.0%

Tier I capital (to average assets)
Consolidated	$253,466	9.3%	≥	$109,404	4.0%	≥	$109,404	4.0%		N/A	N/A
Bank	$253,380	9.3%	≥	$109,401	4.0%	≥	$109,401	4.0%	≥	$136,751	5.0%

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of December 31, 2024

Total capital (to risk-weighted assets)
Consolidated	$259,790	14.8%	≥	$140,617	8.0%	≥	$184,560	10.5%		N/A	N/A
Bank	$258,437	14.7%	≥	$140,596	8.0%	≥	$184,532	10.5%	≥	$175,745	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$239,039	13.6%	≥	$79,097	4.5%	≥	$123,040	7.0%		N/A	N/A
Bank	$237,687	13.5%	≥	$79,085	4.5%	≥	$123,022	7.0%	≥	$114,234	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$239,039	13.6%	≥	$105,463	6.0%	≥	$149,406	8.5%		N/A	N/A
Bank	$237,687	13.5%	≥	$105,447	6.0%	≥	$149,384	8.5%	≥	$140,596	8.0%

Tier I capital (to average assets)
Consolidated	$239,039	9.2%	≥	$103,664	4.0%	≥	$103,664	4.0%		N/A	N/A
Bank	$237,687	9.2%	≥	$103,653	4.0%	≥	$103,653	4.0%	≥	$129,567	5.0%

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO in gauging the effects of interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At September 30, 2025, the Company maintained a one-year cumulative gap of negative (liability sensitive) $25.0 million, or -0.9%, of total assets. The effect of this negative gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of rising interest rates. Conversely, in a decreasing interest rate environment, net interest income could be positively impacted because more liabilities than assets will re-price downward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at September 30, 2025:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$113,270	$-	$-	$28,891	$142,161
Investment securities (1)(2)	8,859	24,379	76,824	423,502	533,564
Loans and leases (2)	594,866	209,062	457,791	632,956	1,894,675
Fixed and other assets	-	-	-	166,350	166,350
Total assets	$716,995	$233,441	$534,615	$1,251,699	$2,736,750
Total cumulative assets	$716,995	$950,436	$1,485,051	$2,736,750

Non-interest-bearing transaction deposits (3)	$10,593	$31,781	$84,750	$411,994	$539,118
Interest-bearing transaction deposits (3)	529,127	63,598	166,390	813,248	1,572,363
Certificates of deposit	95,950	244,285	11,270	3,927	355,432
Secured borrowings	39	-	-	6,020	6,059
Short-term borrowings	20	-	-	-	20
Other liabilities	-	-	-	34,511	34,511
Total liabilities	$635,729	$339,664	$262,410	$1,269,700	$2,507,503
Total cumulative liabilities	$635,729	$975,393	$1,237,803	$2,507,503

Interest sensitivity gap	$81,266	$(106,223)	$272,205	$(18,001)
Cumulative gap	$81,266	$(24,957)	$247,248	$229,247

Off-balance sheet:
Swap - portfolio hedge	$100,000	$(100,000)	$-	$-
Cumulative gap	$181,266	$(24,957)	$247,248	$229,247

Cumulative gap to total assets	6.6%	(0.9)%	9.0%	8.4%
(1)	Includes restricted investments in bank stock and the net unrealized gains/losses on available-for-sale securities.
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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at September 30, 2025 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the September 30, 2025 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	2.2%	(6.8)%
Net income	4.6	(15.0)
Economic value at risk:
Economic value of equity	2.1	(7.7)
Economic value of equity as a percent of total assets	0.3	(0.9)

In the scenarios in the above table, the Board-approved policy has the following guidelines: net interest income within +/- 10%, net income within +/- 25%, economic value of equity within +/- 25%, economic value of equity as a percent of total assets within +/-5%.

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At September 30, 2025, the Company’s risk-based capital ratio was 14.52%.

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

The table below summarizes estimated changes in net interest income over a twelve-month period beginning October 1, 2025, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+300 basis points	$85,007	$1,185	1.4%
+200 basis points	85,626	1,804	2.2%
+100 basis points	86,181	2,359	2.8%
Flat rate	83,822	-	-%
-100 basis points	80,823	(2,999)	(3.6)%
-200 basis points	78,132	(5,690)	(6.8)%
-300 basis points	76,267	(7,555)	(9.0)%

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

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended September 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, is formatted in Inline XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024; Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024; Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2025 and 2024; Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024  and the Notes to the Consolidated Financial Statements. **

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Fidelity D & D Bancorp, Inc.

Date: November 7, 2025	/s/ Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: November 7, 2025	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer