Form 10-K
period 2025-12-31
FIDELITY D & D BANCORP INC
filed 2026-03-13
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2025

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant was $219.1 million as of June 30, 2025, based on the closing price of $46.00. The number of shares of common stock outstanding as of February 28, 2026 was 5,805,183.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be used in connection with the 2026 Annual Meeting of Shareholders are incorporated herein by reference in partial response to Part III.

Fidelity D & D Bancorp, Inc.
2025 Annual Report on Form 10-K

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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

■	local, regional and national economic conditions and changes thereto;
■	the short-term and long-term effects of inflation, and rising costs to the Company, its customers and on the economy;
■	the risks of changes and volatility of interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;
■	securities markets and monetary fluctuations and volatility;
■	disruption of credit and equity markets;
■	impacts of the capital and liquidity requirements of the Basel III standards and other regulatory pronouncements, regulations and rules;
■	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
■	effects of short- and long-term federal budget and tax negotiations and their effect on economic and business conditions;
■	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
■	the impact of new or changes in existing laws and regulations, including laws and regulations concerning taxes, banking, securities and insurance and their application with which the Company and its subsidiaries must comply;
■	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;
■	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet;
■	the effects of economic conditions of any pandemic, epidemic or other health-related crisis such as COVID-19 and responses thereto on current customers and the operations of the Company, specifically the effect of the economy on loan customers’ ability to repay loans;
■	the effects of bank failures, banking system instability, deposit fluctuations, loan and securities value changes;
■	technological changes;
■	the interruption or breach in security of our information systems, continually evolving cybersecurity and other technological risks and attacks resulting in failures or disruptions in customer account management, general ledger processing and loan or deposit updates and potential impacts resulting therefrom including additional costs, reputational damage, regulatory penalties, and financial losses;
■	acquisitions and integration of acquired businesses;
■	the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities;
■	acts of war, terrorism, or armed conflict; and
■	the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

The Bank has offered a full range of traditional banking services since it commenced operations in 1903. The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services. A full list of services provided by the Bank is detailed in the section entitled “Products and Services” contained within the 2025 Annual Report to Shareholders, incorporated by reference. As of June 30, 2025, the Company had 17.30% of Lackawanna County’s total deposit market share ranking 3rd  in total deposits, 7.24% of Luzerne County’s total deposit market share ranking 8 th in total deposits, and 7.21% of Northampton County’s total deposit market share ranking 6 th in total deposits.

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

During 2025, the national unemployment rate rose to 4.4% compared to 4.1% at the end of 2024. The unemployment rates in the Company’s local statistical markets, Scranton-Wilkes-Barre-Hazleton and Allentown-Bethlehem-Easton, increased to 4.3% and 3.9%, respectively, from 3.8% and 3.4%, respectively, at the end of 2024. The local economy has been volatile in recent years and generally lags the national market trends. The Company’s credit function strives to mitigate the negative impact of economic conditions by maintaining disciplined underwriting principles for commercial and consumer lending and ensuring that home mortgage underwriting adheres to the standards of secondary market makers. These types of business activities involve a number of risks. Refer to Item 1A, “Risk Factors” for material risks and uncertainties that management believes affect the Company.

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

Human Capital

Mission and Core Values

Mission: We are passionate about building strong relationships through superior client experiences.  For us, success means being the best place for our bankers to work, our clients to bank, our shareholders to invest in, and our community to prosper.

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

●	Relationships
●	Integrity
●	Passion & Commitment
●	Innovation
●	Success

Culturally, the Fidelity Model Experience provides a strategic vision to build a performance-based corporation. It guides all bankers on solidifying internal and external relationships and becoming the Trusted Financial Advisor for clients.

Demographics

As of December 31, 2025, the Company employed 324 bankers within its network located in Northeast and Lehigh Valley, Pennsylvania. The Company employed 26 part-time bankers and 298 full-time bankers. Employment levels are aligned with the needs of the business.

Health and Wellness

The Company provides a strong health benefit package to bankers, including medical, dental and vision insurances, term and whole-life insurances, long- and short-term disability coverage and flexible spending accounts. Packages include options to cover family members according to established guidelines, creating a focus on caring for both the personal and professional needs of the banker. The Telemedicine program creates an optional, ease of use method for health provider access, providing quality care for routine ailments and illnesses.

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

We are exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. We have observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. To combat against these attacks, policies and procedures are in place to prevent, limit, or ameliorate the effect or financial impact of the possible security breach of our information systems and we have insurance against some cyber-risks and attacks. Further, the Company may face unknown or contingent liabilities arising from cybersecurity incidents or data breaches that previously occurred at companies it acquires. Such incidents may not have been discovered, disclosed, or if previously discovered fully-remediated before closing, and the acquired company’s representations, warranties, and indemnities may be limited in scope, duration, or recoverability. As a result, the Company could incur costs or liabilities after an acquisition relating to regulatory investigations, litigation, remediation efforts, reputational harm, or customer and partner claims, which could adversely affect its business, financial condition, and results of operations. While we have not incurred any material losses related to cyber-attacks, nor are we aware of any specific or threatened cyber-incidents as of the date of this report, we may incur substantial costs and suffer other negative consequences if we fall victim to successful cyber-attacks.  Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence.

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

The increasing use of social media platforms presents risks and challenges and our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business.

The use of social media platforms, including weblogs (blogs), social media websites, and other forms of Internet-based communications allows individuals access to a broad audience of consumers and other interested persons. Social media practices in the banking industry are continually evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. Consumers value readily available information concerning businesses and their goods and services and often act on such information without further investigation and without regard to its accuracy. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The dissemination of information online could harm our business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The harm may be immediate without affording us an opportunity for redress or correction.

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

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

●	Actual or anticipated variations in quarterly results of operations.
●	Recommendations by securities analysts.
●	Operating and stock price performance of other companies that investors deem comparable to the Company.
●	News reports relating to trends, concerns and other issues in the financial services industry.
●	Perceptions in the marketplace regarding the Company and/or its competitors.
●	New technology used, or services offered, by competitors.
●	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors.
●	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.
●	Changes in government regulations.
●	Geopolitical conditions such as acts or threats of terrorism, civil unrest, hostilities, military deployment, military conflicts, or war.

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

As a result of past difficulties of the federal government to reach agreement over federal debt and issues connected with the debt ceiling, certain rating agencies placed the United States government's long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a rating downgrade. The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises in which the Company invests and receives lines of credit on a stable outlook and a downgrade of the United States government's credit rating would trigger a similar downgrade in the credit rating of these government-sponsored enterprises. Furthermore, the credit rating of other entities, such as state and local governments, may also be downgraded should the United States government's credit rating be downgraded. The impact that a credit rating downgrade may have on the national and local economy could have an adverse effect on the Company’s financial condition and results of operations.

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

Dodd-Frank, like other financial industry reforms, has had and will continue to have a significant effect on our entire industry. Although it is difficult to predict with certainty the magnitude and extent of these effects at this time, we believe compliance with Dodd-Frank, its interpretive regulations, rules, and initiatives will negatively impact revenue and increase the cost of doing business. Additional expenses associated with compliance with the Act, currently and on an ongoing basis, are likely to continue and the effects of full implementation of the Act may limit our ability to pursue certain business opportunities.

Changes to trade policies and tariffs can have an adverse impact on the Company’s business and its customers.

Changes in trade policies, including the imposition of tariffs or the escalation of a trade war, could negatively impact the economic conditions in the markets the Company serves. The Company’s customers-particularly local businesses engaged in agriculture, manufacturing, and retail-may face higher costs for imported goods and materials, reduced export demand, and supply chain disruptions due to increased tariffs. These challenges could lead to lower revenues, reduced profitability, and potential layoffs, all of which may impair the Company’s customers' ability to meet their financial obligations. Furthermore, prolonged trade tensions and economic uncertainty could lead to market volatility, declining asset values, and weakened consumer confidence. If its customers experience financial stress, the Company could see an increase in loan delinquencies and credit losses, negatively affecting its asset quality and overall financial performance. Additionally, any decline in local economic activity could reduce loan demand, deposit growth, and fee income, which are critical to the Company’s long-term success. While it actively monitors economic and policy developments, the Company cannot predict the outcome of trade negotiations or the full impact of tariffs and trade restrictions on its business, customers, and the broader economy. Any adverse effects from tariffs or a trade war could materially and negatively impact its financial condition, results of operations, and future growth prospects.

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

Information Security Governance and Oversight

The Board of Directors assumes ultimate responsibility for overseeing the Company's information security program. The Company has established an Information Technology Steering Committee (ITSC), comprised of leaders from various departments across the organization, tasked with governing and overseeing the information security program. The ITSC underscores its commitment to treating cybersecurity as a business risk rather than solely a technical concern. The Chief Information Security Officer, reporting to the SVP, Chief Risk Officer, is entrusted with leading the cybersecurity risk assessment process. This includes identifying risks, assessing inherent likelihood and impact, evaluating existing mitigating controls, calculating residual risk scores, and recommending risk responses to both the ITSC and the Board of Directors.

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

ITEM 2:  PROPERTIES

As of December 31, 2025, the Company and the Bank operated 21 full-service banking offices, of which eleven were owned and ten were leased. The Pittston branch property is subject to a lease with a company of which director, William J. Joyce, Sr., is a partner. With the exception of the Pittston branch, none of the lessors of the properties leased by the Company are affiliated with the Company and all of the properties are located in the Commonwealth of Pennsylvania. The Company is headquartered at its owner-occupied main branch located on the corner of Blakely and Drinker Streets in Dunmore, PA. Executive and administrative, commercial lending, trust and asset management services are located at the Main Branch. The Company also operates a financial center in downtown Scranton, PA which is expected to be sold in 2026 upon the completion of the corporate headquarters. Executive, mortgage and consumer lending, finance, operations and a full-service call center are located in this building. During 2022, the Company purchased the Scranton Electric Building for a future corporate headquarters in Scranton, PA, with the expected completion ready in the second quarter of 2026, see premises and equipment discussion within Item 7. We believe each of our facilities is suitable and adequate to meet our current operational needs and intended purposes.

The Company also operates a wealth management office in Minersville, PA under a short-term lease agreement.

Additionally, the Company has a limited production office in Scranton, PA that is currently leased for certain commercial lenders and credit department employees. This lease will end in 2026 and these employees will move to the corporate headquarters.

The Company acquired a leased building in Scranton from the merger with Landmark Community Bank. The branch in the building was closed in September 2021 and the building was converted into a training center during 2022. This building will become vacant, and the training department will move to the corporate headquarters in 2026.

Foreclosed assets held-for-sale includes other real estate owned (ORE). The Company had one ORE property as of December 31, 2025. Upon possession, foreclosed properties are recorded on the Company’s balance sheet at the lower of cost or fair value. For a further discussion of ORE properties, see “Foreclosed assets held-for-sale”, located in the comparison of financial condition section of managements’ discussion and analysis.

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

The Company had approximately 1,536 shareholders at December 31, 2025 and 1,538 shareholders as of February 28, 2026. The number of shareholders is the actual number of distinct shareholders of record. Each security depository is considered a single shareholder for purposes of determining the approximate number of shareholders.

Performance graph

The following graph and table compare the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the Russell 3000 and KBW NASDAQ Bank index (the KBW NASDAQ index) for the period of five fiscal years commencing January 1, 2021, and ending December 31, 2025. The graph illustrates the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2020, in each of: the Company’s common stock, the Russell 3000 and the KBW NASDAQ index. As of December 31, 2025, the KBW NASDAQ index consisted of 23 banks. A listing of the banks that comprise the KBW NASDAQ index can be found on the Company’s website at www.bankatfidelity.com and then on the bottom of the page clicking on, Investor Relations, Stock Info, The KBW NASDAQ Bank index in the drop-down menu. All cumulative total returns are computed assuming the reinvestment of dividends into the applicable securities. The shareholder return shown on the graph and table below is not necessarily indicative of future performance:

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Fidelity D & D Bancorp, Inc.	100.00	93.81	77.35	98.17	85.18	78.87
Russell 3000 Index	100.00	125.66	101.53	127.88	158.32	185.47
KBW NASDAQ Bank Index	100.00	138.33	108.73	107.76	147.85	196.00

ITEM 6:  [Reserved]

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Critical accounting estimates

The presentation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for credit losses. Management believes that the allowance for credit losses at December 31, 2025 is adequate and reasonable to cover expected losses. Given the subjective nature of identifying and estimating loan losses, it is likely that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount. While management uses available information to recognize losses on loans, changes in economic conditions and reasonable and supportable forecasts may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

All significant accounting policies are contained in Note 1, “Nature of Operations and Summary of Significant Accounting Policies”, within the notes to consolidated financial statements and incorporated by reference in Part II, Item 8.

The following discussion and analysis presents the significant changes in the financial condition and in the results of operations of the Company as of December 31, 2025 and 2024 and for each of the years then ended. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report.

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be considered supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% as of December 31, 2025 and 2024.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

(dollars in thousands)	2025	2024
Interest income (GAAP)	$119,839	$107,022
Adjustment to FTE	3,116	3,036
Interest income adjusted to FTE (non-GAAP)	122,955	110,058
Interest expense (GAAP)	47,168	45,157
Net interest income adjusted to FTE (non-GAAP)	$75,787	$64,901

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income less gain/(loss) on sales of securities. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

(dollars in thousands)	2025	2024
Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$58,817	$55,541

Net interest income (GAAP)	72,671	61,865
Plus: taxable equivalent adjustment	3,116	3,036
Non-interest income (GAAP)	20,559	19,013
Loss on sales of securities	1,190	-
Net interest income (FTE) plus adjusted non-interest income (non-GAAP)	$97,536	$83,914
Efficiency ratio (non-GAAP)	60.30%	66.19%

The following table provides a reconciliation of the tangible common equity (non-GAAP) and the calculation of tangible book value per share, tangible common equity ratio and adjusted tangible common equity ratio:

(dollars in thousands)	2025	2024
Tangible Book Value per Share (non-GAAP)
Total assets (GAAP)	$2,748,058	$2,584,616
Less: Intangible assets	(20,242)	(20,504)
Tangible assets	2,727,816	2,564,112
Total shareholders' equity (GAAP)	238,860	203,969
Less: Intangible assets	(20,242)	(20,504)
Tangible common equity	$218,618	$183,465

Common shares outstanding, end of period	5,771,110	5,736,252
Tangible Common Book Value per Share (non-GAAP)	$37.88	$31.98
Tangible Common Equity Ratio (non-GAAP)	8.01%	7.16%
Unrealized losses on held-to-maturity securities, net of tax	$(19,119)	$(24,640)
Adjusted tangible common equity ratio (non-GAAP)	7.31%	6.19%

The following table provides a reconciliation of pre-provision net revenue (PPNR) to average assets (non-GAAP):

(dollars in thousands)	2025	2024
Pre-Provision Net Revenue to Average Assets
Income before taxes (GAAP)	$33,143	$23,872
Plus: Provision for credit losses	1,270	1,465
Total pre-provision net revenue (non-GAAP)	$34,413	$25,337

Average assets	$2,689,705	$2,493,659
Pre-Provision Net Revenue to Average Assets (non-GAAP)	1.28%	1.02%

Comparison of Financial Condition as of December 31, 2025

and 2024 and Results of Operations for each of the Years then Ended

Executive Summary

The Company generated $28.2 million in net income in 2025, or $4.89 earnings per share, ($4.86 diluted earnings per share) an increase of $7.4 million, or 36%, from $20.8 million, or $3.63 earnings per share, ($3.60 diluted earnings per share) in 2024. The Company’s net interest income performance has increased primarily due to interest income growth. The main driver of the growth in interest income was the average balance increase in the loan and lease portfolio along with improving yields on new originations. Interest expense increased to a lesser extent primarily due to increases in the volume of deposits which replaced short-term borrowings. During 2025, the Federal Open Market Committee (FOMC) decreased the federal funds rate by 75 basis points. Currently, consensus economic forecasts are expecting one to two declines of 25 basis points throughout fiscal year 2026. For 2026, the Company maintains a loan pipeline which is expected to grow the loan portfolio funded by utilizing excess cash holdings and will plan to borrow in the event cash is depleted and there is not enough deposit growth to fund loan growth. The focus remains on enhancing margin by reallocating cash flow to focus growth on specific higher yielding assets, being proactive with loan pricing, and managing deposit costs to maintain a reasonable spread.

Nationally, the unemployment rate rose from 4.1% at December 31, 2024 to 4.4% at December 31, 2025. The unemployment rates in the Scranton - Wilkes-Barre - Hazleton (market area north) and the Allentown – Bethlehem - Easton (market area south) Metropolitan Statistical Areas (local) increased with both at a lower level than the national unemployment rate. According to the U.S. Bureau of Labor Statistics, the local unemployment rates at December 31, 2025 were 4.3% in the market area north and 3.9% in the market area south, respectively, an increase of 0.5 and 0.5 percentage points from the 3.8% and 3.4%, respectively, at December 31, 2024. The median home values in the Scranton-Wilkes-Barre-Hazleton metro and Allentown-Bethlehem-Easton metro each increased 5.1% and 2.8% from a year ago, according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, and values are expected to grow 2.5% and 2.7% in the next year. In light of these expectations, we believe the real estate values could continue to increase at these levels with the declining rate environment. Management will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

For the years ended December 31, 2025 and 2024, book value per share was $41.39 and $35.56, respectively, an increase of 16%. Over the same periods, tangible common book value per share (non-GAAP) was $37.88 and $31.98 (1), respectively, an increase of 18%. The increase in tangible book value was due primarily to an increase in retained earnings from net income. These non-GAAP measures should be reviewed in connection with the reconciliation of these non-GAAP ratios. See “Non-GAAP Financial Measures” located above within this management’s discussion and analysis.

Non-performing assets represented 0.08% of total assets as of December 31, 2025, a decrease from 0.30% at the prior year end. Non-performing assets to total assets decreased during 2025 mostly due to a decline in non-accrual loans.

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

During 2026, the Company currently expects to operate in a moderately declining interest rate environment throughout the year. Management is primarily reliant on the Federal Open Market Committee’s statements and forecast. Management is aware the Company may continue to experience pressure to maintain higher rates on interest-bearing deposits due to the competitive nature of deposits in our market area. Management monitors uninsured deposits which represented approximately 39% of total deposits as of December 31, 2025, primarily within non-personal accounts. Also, as part of the planning process, management incorporates deposit pricing assumptions from its non-maturity deposit study, including estimated beta sensitivity for interest-bearing accounts, and monitors liquidity under multiple stress scenarios through its contingency funding and liquidity risk reporting processes. Accordingly, while competitive funding pressures may continue, management believes its deposit mix, modeled deposit repricing assumptions and liquidity monitoring framework position the Company to manage funding costs and liquidity prudently. Expected loan growth is anticipated to be funded by deposit growth and net interest margin is expected to improve compared to 2025.

(1) See non-GAAP financial measurements reconciliation on page 21.

Financial Condition

Consolidated assets increased $163.4 million, or 6%, to $2.7 billion as of December 31, 2025 from $2.6 billion as of December 31, 2024. The increase in assets was primarily due to loan portfolio growth. The Company used deposits to fund loan growth.

The following table provides a comparison of condensed balance sheet data as of December 31:

(dollars in thousands)
Assets:	2025	%	2024	%
Cash and cash equivalents	$148,060	5.4%	$83,353	3.2%
Investment securities	523,946	19.1	557,221	21.6
Restricted investments in bank stock	4,373	0.2	3,961	0.2
Loans and leases, net (including loans HFS)	1,891,556	68.8	1,781,190	68.8
Bank premises and equipment	48,950	1.8	35,914	1.4
Life insurance cash surrender value	59,396	2.2	58,069	2.2
Other assets	71,777	2.5	64,908	2.6
Total assets	$2,748,058	100.0%	$2,584,616	100.0%

Liabilities:
Total deposits	$2,467,353	89.8%	$2,340,820	90.6%
Secured borrowings	5,995	0.2	6,266	0.2
Short-term borrowings	20	-	-	-
Other liabilities	35,830	1.3	33,561	1.3
Total liabilities	2,509,198	91.3	2,380,647	92.1
Shareholders' equity	238,860	8.7	203,969	7.9
Total liabilities and shareholders' equity	$2,748,058	100.0%	$2,584,616	100.0%

A comparison of net changes in selected balance sheet categories as of December 31, are as follows:

				Earning						Other		FHLB
(dollars in thousands)	Assets		%	assets*		%	Deposits		%	borrowings	%	advances		%

2025	$163,442	6		$148,966	6		$126,533	5		$(251)	(4)	$-	-
2024	81,457	3		73,355	3		182,395	8		(118,106)	(95)	-	-
2023	124,787	5		100,726	5		(8,488)	-		103,813	505	-	-
2022	(40,732)	(2)		(35,954)	(2)		(2,952)	-		9,939	94	-	-
2021	719,594	42		682,812	43		660,360	44		10,620	100	(5,000)	(100)

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

Funds Provided:

Deposits

The Company is a community-based commercial depository financial institution, member FDIC, which offers a variety of deposit products with varying ranges of interest rates and terms. Generally, deposits are obtained from consumers, businesses and public entities within the communities that surround the Company’s 21 branch offices and all deposits are insured by the FDIC up to the extent permitted by law. Deposit products consist of transaction accounts including: savings; clubs; interest-bearing checking; money market; non-interest bearing checking (DDA). The Company also offers short- and long-term time deposits or certificates of deposit (CDs). CDs are deposits with stated maturities which can range from seven days to ten years. Cash flow from deposits is influenced by economic conditions, changes in the interest rate environment, pricing and competition. To determine interest rates on its deposit products, the Company considers local competition, spreads to earning-asset yields, liquidity position and rates charged for alternative sources of funding such as short-term borrowings and FHLB advances.

The following table represents the components of total deposits as of the date indicated:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$674,412	27.3%	$672,290	28.7%
Savings and clubs	188,449	7.6	189,534	8.1
Money market	698,935	28.4	606,161	25.9
Certificates of deposit	352,976	14.3	338,900	14.5
Total interest-bearing	1,914,772	77.6	1,806,885	77.2
Non-interest bearing	552,581	22.4	533,935	22.8
Total deposits	$2,467,353	100.0%	$2,340,820	100.0%

Total deposits increased $126.5 million, or 5%, to $2.5 billion as of December 31, 2025 from $2.3 billion as of December 31, 2024. The increase includes: money market $92.8 million, CDs $14.1 million, and interest-bearing checking $2.1 million are driven by new primary checking households, an increase in existing account balances and a retention strategy with targeted marketing in support of building client relationships. Non-interest bearing checking balances increased $18.6 million primarily due to business and personal demand deposit accounts. Savings and club account balances decreased by $1.1 million during 2025 primarily due to shifts to money market accounts and CDs. During 2026, the Company will continue to execute its relationship development strategy to maintain and grow core deposits. Public deposit fluctuations are expected to remain seasonal and at times may partially offset future deposit growth.

The Company utilizes the CDARS reciprocal program and the ICS reciprocal program to obtain FDIC insurance protection for customers who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000. The Company had $48.9 million and $49.4 million in CDARS as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, ICS reciprocal deposits represented $153.1 million and $150.6 million, or 6% and 6%, respectively, of total deposits which are included in interest-bearing checking accounts in the table above.

As of December 31, 2025, total uninsured deposits were estimated to be $954.0 million, or 39% of total deposits. The estimate of uninsured deposits is based on the same methodologies and assumptions used for regulatory reporting requirements. The Company aggregates deposit products by taxpayer identification number and classifies them into ownership categories to estimate amounts over the FDIC insurance limit. As of December 31, 2025, the total of uninsured and non-collateralized deposits to total deposits was $656.5 million, or 27% of deposits. Collateralized deposits totaled $297.5 million, or 12% of total deposits as of December 31, 2025.

The maturity distribution of certificates of deposit that meet or exceed the FDIC limit, by account, as of December 31, 2025 is as follows:

(dollars in thousands)
Three months or less	$31,248
More than three months to six months	56,906
More than six months to twelve months	20,365
More than twelve months	1,516
Total	$110,035

Approximately 96% of the CDs, with a weighted-average interest rate of 3.72%, are scheduled to mature in 2026 and an additional 2%, with a weighted-average interest rate of 2.01%, are scheduled to mature in 2027. Renewing CDs are currently expected to reprice to lower market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products. The Company continues to address maturing CDs on a relationship pricing basis, with both CD retention and promotional programs and a rate match when prudent to maintain relationships. For the fiscal year of 2025, 87% of maturing CDs were retained in deposit products within the bank. The Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Short-term borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

Short-term borrowings may include overnight balances with FHLB's line of credit and/or correspondent banks federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations. As of December 31, 2025, the Company did not use any short-term borrowings to fund loan growth. As of December 31, 2025, the Company had the ability to borrow $145.0 million from the Federal Reserve borrower-in-custody program, full availability of $150.0 million in overnight borrowings with the FHLB open-repo line of credit and $30.0 million from lines of credit with correspondent banks.

Information with respect to the Company’s short-term borrowings' maximum and average outstanding balances and interest rates are contained in Note 8, “Short-term Borrowings,” of the notes to consolidated financial statements incorporated by reference in Part II, Item 8.

Secured borrowings

As of December 31, 2025, the Company had 5 secured borrowing agreements with third parties with a carrying value of $6.0 million compared to 5 secured borrowing agreements with third parties with a carrying value of $6.2 million as of December 31, 2024, related to certain sold loan participations that did not qualify for sales treatment. Secured borrowings are expected to decrease throughout 2026 from scheduled amortization and, when possible, early pay-offs.

FHLB advances

The Company had no FHLB advances as of December 31, 2025 and 2024. As of December 31, 2025, the Company had the ability to borrow up to $812.7 million from the FHLB, net of any overnight borrowings utilized. The Company does not expect to have any FHLB advances in 2026.

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

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM). To date, management has not purchased any securities for trading purposes. Some of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them. The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions. Debt securities designated as AFS are carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported within shareholders’ equity as a component of accumulated other comprehensive income (AOCI). Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity. For the year ended December 31, 2025, AOCI improved by $14.9 million primarily due to unrealized gains on securities AFS.

As of December 31, 2025, the carrying value of held-to-maturity securities was $227.3 million, net of $11.9 million in remaining transferred discount.

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

During September 2023, the Company entered into a $100 million interest rate swap with a third-party financial institution to limit the risk to the investment portfolio of rising interest rates. The interest rate swap was designated as a fair value hedge and utilized a pay fixed interest rate swap to hedge the change in fair value attributable to the movement in the Secured Overnight Financing Rate ("SOFR"). The Company designated $50 million of the swap's notional balance as a hedge against the closed portfolio of 20-year mortgage-backed securities and $50 million as a hedge against the closed portfolio of tax-free municipal bonds. As of December 31, 2025, the Company recorded the fair value of the swap as $0.9 million in accrued interest payable and other liabilities on the consolidated balance sheet offset by a $0.9 million increase to the carrying value of designated investment securities.

As of December 31, 2025, the carrying value of investment securities amounted to $523.9 million, or 19% of total assets, compared to $557.2 million, or 22% of total assets, as of December 31, 2024. On December 31, 2025, 32% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations. The mortgage-backed securities portfolio includes only pass-through bonds issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association (GNMA).

The Company’s municipal (obligations of states and political subdivisions) portfolio is comprised of tax-free municipal bonds with a book value of $187.0 million ($170.7 million including the remaining net unrealized loss transferred on HTM securities) and taxable municipal bonds with a book value of $81.9 million ($75.8 million including the remaining net unrealized loss transferred on HTM securities). The overall credit ratings of these municipal bonds was as follows: 35% AAA, 63% AA, and 1% A. For HTM municipal securities, the Company utilized a third-party model to analyze whether a credit loss reserve is needed for these bonds. The amount of the credit loss reserve calculated was immaterial because of the underlying strong credit quality of the municipal portfolio.

During 2025, the carrying value of total investments decreased $33.3 million, or 6%. The decline was primarily due to the sale of $45.7 million in available-for-sale securities and $23.0 million in paydowns partially offset by $25.1 million in purchases of securities. The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company. Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile, to the extent possible.

A comparison of total investment securities as of December 31 follows:

	December 31, 2025				December 31, 2024
(dollars in thousands)	Amount	%	Book yield	Reprice term (years)	Amount	%	Book yield	Reprice term (years)
HTM securities:
Obligations of states & political subdivisions - tax exempt	$83,606	16.1%	2.1%	18.8	$83,544	15.1%	2.1%	19.8
Obligations of states & political subdivisions - taxable	60,113	11.4	2.1	9.3	59,734	10.7	2.1	10.3
Agency - GSE	83,620	15.9	1.4	4.4	82,486	14.7	1.4	5.4
Total HTM securities	$227,339	43.4%	1.8%	11.1	$225,764	40.5%	1.8%	12.1
AFS debt securities:
MBS - GSE residential	$169,165	32.3%	2.0%	5.4	$183,999	33.0%	2.0%	5.9
Obligations of states & political subdivisions - tax exempt	87,116	16.6	2.4	17.0	95,635	17.2	2.4	17.5
Obligations of states & political subdivisions - taxable	15,704	3.0	1.4	3.6	23,623	4.2	1.6	4.6
Agency - GSE	24,622	4.7	1.1	2.8	28,200	5.1	1.2	3.3
Total AFS debt securities	$296,607	56.6%	2.0%	8.5	$331,457	59.5%	2.0%	8.9
Total securities	$523,946	100.0%	1.9%	9.6	$557,221	100.0%	2.0%	10.1

The investment securities portfolio contained no private-label mortgage-backed securities, collateralized mortgage obligations, collateralized debt obligations, or trust-preferred securities. The portfolio had no adjustable-rate instruments as of December 31, 2025 and 2024.

The AFS securities were recorded with a net unrealized loss of $36.4 million and $52.8 million as of December 31, 2025 and 2024, respectively. Of the $16.4 million net improvement: $11.2 million was attributable to mortgage-backed securities, $3.9 million attributable to municipal securities, and $1.3 million was attributable to agency securities. The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve. Generally, the values of debt securities move in the opposite direction of the changes in interest rates. As interest rates along the treasury yield curve rise, especially at the intermediate and long end, the values of debt securities tend to decline. Whether or not the value of the Company’s investment portfolio will change above or below its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio. Management does not consider the reduction in value attributable to changes in credit quality. Correspondingly, when interest rates decline, the market values of the Company’s debt securities portfolio could be subject to market value increases.

As of December 31, 2025, the Company had $266.2 million in public deposits, or 11% of total deposits. Pennsylvania state law requires the Company to maintain pledged securities on public and trust deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers. The Company also pledges securities for derivative instruments and certain borrowed funds. As of December 31, 2025, the balance of pledged securities required was $299.0 million, or 57% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether credit losses on debt securities exist. Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security has credit losses. If a decline in value is deemed to be a credit loss, a contra-asset is recorded on both HTM and AFS securities, limited by the amount that the fair value is less than the amortized cost basis. During the year ended December 31, 2025, the Company did not incur any credit losses on debt securities from its investment securities portfolio.

During 2025, the Company sold thirty-nine available-for-sale securities with the intention of replacing the holdings with better yielding bonds. The Company recognized a loss of $1.2 million as the amortized cost was $45.7 million compared to the sales proceeds of $44.5 million. These sales were due to the ongoing management strategy of improving margin and focusing on more effective interest earning assets.

Restricted investments in bank stock

Investment in Federal Home Loan Bank (FHLB) stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB of Pittsburgh. Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level. The balance in FHLB stock was $4.3 million and $3.9 million as of December 31, 2025 and 2024, respectively. The dividends received from the FHLB totaled $323 thousand and $304 thousand for the years ended December 31, 2025 and 2024, respectively. In addition, the Company earns a return or dividend based on the amount invested. Atlantic Community Bankers Bank (ACBB) stock totaled $82 thousand as of December 31, 2025 and 2024.

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

As of December 31, 2025 and 2024, loans HFS consisted of residential mortgages with carrying amounts of $0.6 million and $2.1 million, respectively, which approximated their fair values. During the year ended December 31, 2025, residential mortgage loans with principal balances of $65.7 million were sold into the secondary market and the Company recognized net gains of $1.0 million, compared to $59.3 million and $1.0 million, respectively, during the year ended December 31, 2024. Additionally, during 2025, the Company sold a commercial loan with a principal balance of $1.3 million and recognized a net gain of $0.5 million.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster relationships. As of December 31, 2025 and 2024, the servicing portfolio balance of sold residential mortgage loans was $513.6 million and $495.4 million, respectively, with mortgage servicing rights of $1.1 million and $1.3 million for the same periods, respectively.

Loans and leases

As of December 31, 2025, the Company had gross loans and leases totaling $1.9 billion, an increase of $111.9 million, or 6%, compared to $1.8 billion at December 31, 2024.

During the twelve months ended December 31, 2025, the growth in the portfolio was attributed to a $130.6 million increase in the commercial portfolio which was heavily impacted by the origination of two commercial & industrial loans to a single borrower totaling $28.0 million; a single origination to a municipal borrower totaling $18.5 million; six commercial real estate owner occupied loans to five independent borrowers totaling $35.5 million; $25.5 million in construction projects that were completed and converted to non-owner commercial real estate loans and a single origination totaling $4.7 million to a commercial real estate non-owner occupied borrower; and general portfolio growth.

The Company also experienced a $5.9 million increase in the residential portfolio, which was offset by the $24.6 million reduction in the consumer portfolio attributed to a strategic reduction in the auto portfolio

As management continues to identify ways to optimize the Company’s balance sheet, the focus is to lend in areas that provide better risk-adjusted returns and improved opportunities to deepen relationships with our customers. This could result in a change in the composition of the loan portfolio in future periods.

A comparison of loan originations, net of participations, is as follows for the periods indicated:

	2025	2024
(dollars in thousands)	Amount	Amount
Loans:
Commercial and industrial	$106,735	$65,581
Commercial real estate	93,186	111,320
Consumer	31,642	32,973
Residential real estate	89,384	93,559
Total loans	320,947	303,433
Lines of credit:
Commercial	201,196	183,887
Residential construction	30,250	37,712
Home equity and other consumer	34,103	35,608
Total lines of credit	265,549	257,207
Total originations closed	$586,496	$560,640

For the twelve months ended December 31, 2025, the Company originated $586.5 million in loans and lines of credit, an increase of $25.9 million, or 4%, compared to the twelve months ended December 31, 2024.

The Company originated $320.9 million total loans in 2025, which was $17.5 million more than in 2024. Commercial and industrial loan originations increased by $41.1 million in 2025 compared to 2024, due to enhanced management strategy around the segment. Loan originations decreased in commercial real estate (both owner-occupied and non-owner occupied CRE) by $18.1 million to $93.2 million, residential loans by $4.2 million to $89.4 million, and consumer loans by $1.4 million to $31.6 million.

The Company originated $265.5 million total lines of credit in 2025, which was $8.3 million more than originations in 2024. Line of credit originations increased in commercial by $17.3 million to $201.2 million in 2025 compared to 2024. Line of credit originations decreased in residential construction by $7.5 million to $30.2 million and home equity and other consumer by $1.5 million to $34.1 million.

A comparison of loans and related percentage of gross loans, as of December 31, is as follows:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	%	Amount	%
Commercial and industrial:
Commercial	$220,526	11.5%	$172,834	9.6%
Municipal	120,604	6.3	101,706	5.6
Commercial real estate:
Non-owner occupied	416,521	21.8	394,219	21.9
Owner occupied	340,808	17.8	304,889	16.9
Construction	56,684	3.0	50,930	2.9
Consumer:
Home equity installment	53,973	2.8	54,214	3.0
Home equity line of credit	70,195	3.7	58,130	3.2
Auto loans - Recourse	10,139	0.5	11,389	0.6
Auto loans - Non-recourse	43,852	2.3	75,440	4.2
Direct finance leases	19,666	1.0	27,827	1.5
Other	28,463	1.5	23,848	1.4
Residential:
Real estate	515,489	27.0	504,815	28.0
Construction	15,685	0.8	20,507	1.2
Gross loans	1,912,605	100.0%	1,800,748	100.0%
Less:
Allowance for credit losses	(20,168)		(19,666)
Unearned lease revenue	(1,454)		(1,946)
Net loans	$1,890,983		$1,779,136

Loans held-for-sale	$573		$2,054

Commercial and industrial (C&I) and commercial real estate (CRE)

As of December 31, 2025, the commercial portfolio increased by $130.6 million, or 13%, to $1.2 billion compared to the December 31, 2024 balance of $1.0 billion due to growth of $66.6 million in total commercial and industrial loans and $64.0 million in growth in commercial real estate loans.

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

For the twelve months ended December 31, 2025, commercial and industrial (non-municipal) loans increased $47.7 million, or 28%, from $172.8 million as of December 31, 2024 to $220.5 million as of December 31, 2025, which was due to three commercial & industrial loans to two separate borrowers totaling $32.1 million in the third quarter along with the standard originations and advances outpacing scheduled payments and curtailments.

Municipal loans are secured by the full faith and credit of respective local government units located in the Commonwealth of Pennsylvania authorized in accordance with the Local Government Unit Debt Act. These loans have a long history of performance within contractual terms with no defaults noted.

For the twelve months ended December 31, 2025, municipal loans increased $18.9 million, or 19%, from $101.7 million on December 31, 2024, to $120.6 million as of December 31, 2025 which was primarily attributed to a single origination to a municipal borrower totaling $18.5 million.

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

For the twelve months ended December 31, 2025, owner occupied commercial real estate loans increased $35.9 million, or 12%, from $304.9 million on December 31, 2024, to $340.8 million at December 31, 2025, due to an origination to a single commercial real estate owner occupied borrower totaling $9.3 million during the first quarter, the origination of two loans to a single commercial real estate owner occupied borrower totaling $9.5 million during the second quarter, an origination to a single commercial real estate owner occupied borrower totaling $6.0 million during the third quarter, the origination of two loans to two commercial real estate owner occupied borrowers totaling $10.8 million during the fourth quarter and general portfolio growth.

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

The Company maintains a well-diversified non-owner occupied commercial real estate portfolio with no material concentration to any property type. The chart below describes the purpose for the types of exposure contained within the loan portfolio for non-owner-occupied commercial real estate loans at December 31, 2025 compared to December 31, 2024:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate non-owner occupied:
1-4 Family	$46,379	11.13%	$45,613	11.57%
Multifamily	50,533	12.13%	48,087	12.20%
Industrial	47,873	11.49%	51,486	13.06%
Mixed Use	60,430	14.52%	53,233	13.50%
Retail	67,498	16.21%	64,227	16.29%
Land	25,532	6.13%	17,368	4.41%
Special Purpose	41,731	10.02%	32,187	8.16%
Hotel	28,885	6.93%	29,607	7.51%
Office	47,660	11.44%	52,411	13.30%
Total	$416,521	100.00%	$394,219	100.00%

For the twelve months ended December 31, 2025, non-owner occupied commercial real estate loans increased $22.3 million, or 6%, from $394.2 million on December 31, 2024, to $416.5 million on December 31, 2025. The increase is due to $25.5 million in construction projects that were completed and converted to non-owner occupied commercial real estate loans and a single origination totaling $4.7 million to a commercial real estate non-owner-occupied borrower, which were partially offset by standard portfolio runoff.

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

In the table above, office space comprised $47.7 million and special purpose comprised $41.7 million in outstanding amounts as of December 31, 2025. The office segment mainly has suburban medical and suburban professional third-party tenants. The special purpose segment includes self-storage facilities, assisted living facilities, nursing homes, and parking garages; self-storage facilities comprised $20.7 million, or 50%, of the special purpose segment as of December 31, 2025.

Construction lending consists of commercial and residential site development loans, as well as commercial building construction and residential housing construction loans. As of December 31, 2025, the commercial construction portfolio of $56.7 million consisted of $37.4 million, or 66%, of non-owner-occupied loans and $19.2 million, or 34%, of owner-occupied loans.

For the twelve months ended December 31, 2025, commercial construction loans increased $5.8 million, or 11%, from $50.9 million on December 31, 2024 to $56.7 million at December 31, 2025. This increase was attributed to $24.4 million in commercial construction commitments originated during the year and $19.9 million in advances during the year on commercial construction loan availability booked prior to December 31, 2025. This increase was partially offset by $33.4 million in construction projects converting to permanent financing to owner and non-owner commercial real estate loans and $5.1 million in loans that were paid off during the twelve months ended December 31, 2025.

Consumer

The consumer loan portfolio consisted of home equity installment, home equity line of credit, non-recourse auto loans, recourse auto loans, direct finance leases and other consumer loans.

As of December 31, 2025, the total consumer loan portfolio decreased by $24.5 million, or 10%, to $226.3 million compared to the December 31, 2024 balance of $250.8 million, primarily due to a management strategic determination to reduce the indirect auto portfolio based on payoffs with minimal originations, resulting in a $41 million reduction. Offsetting the reduction in the indirect auto portfolio was growth of $12.1 million in the HELOC portfolio due to a sales campaign done during the year and growth of $4.6 million in the consumer other portfolio, which was attributed to $5.6 million loans purchased from the third-party originator BHG Financial during the year.

Residential

As of December 31, 2025, the residential loan portfolio increased by $5.9 million, or 1%, to $531.2 million compared to the December 31, 2024 balance of $525.3 million due to general portfolio growth.

The residential real estate loan portfolio consisted primarily of held-for-investment residential loans for primary residences, including approximately $410 million in fixed-rate and $105 million in adjustable-rate mortgages as of December 31, 2025.

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

The following table sets forth the maturity distribution of commercial and construction components of the loan portfolio at December 31, 2025. The determination of maturities is based on contractual terms. Non-contractual rollovers or extensions are included in one year or less category of the maturity classification. Excluded from the table are residential real estate and consumer loans:

		More than	More than
	One year	one year to	five years to	More than
(dollars in thousands)	or less	five years	fifteen years	fifteen years	Total
Commercial and industrial	$14,887	$74,987	$120,055	$131,201	$341,130
Commercial real estate	17,593	87,855	367,196	284,684	757,328
Commercial real estate construction *	56,684	-	-	-	56,684
Residential real estate construction *	15,685	-	-	-	15,685
Total	$104,849	$162,842	$487,251	$415,885	$1,170,827

*In the table above, both residential and CRE construction loans are included in the one year or less category since, by their nature, these loans are converted into residential and CRE loans within one year from the date the real estate construction loan was consummated. Upon conversion, the residential and CRE loans would normally mature after five years.

The following table sets forth the total amount of C&I and CRE loans due after one year which have predetermined interest rates (fixed) and floating or adjustable interest rates (variable) as of December 31, 2025:

	One to five	Five to	Over
(dollars in thousands)	years	fifteen years	fifteen years	Total
Fixed interest rate	$85,718	$85,766	$36,642	$208,126
Variable interest rate	77,124	401,485	379,243	857,852
Total	$162,842	$487,251	$415,885	$1,065,978

Non-refundable fees and costs associated with all loan originations are deferred. Using either the interest method or straight-line amortization, the deferral is released as credits or charges to loan interest income over the life of the loan.

There are no concentrations of loans or customers to several borrowers engaged in similar industries exceeding 10% of total loans that are not otherwise disclosed as a category in the tables above. There are no concentrations of loans that, if resulted in a loss, would have a material adverse effect on the business of the Company. The Company’s loan portfolio does not have a material concentration within a single industry or group of related industries or customers that is vulnerable to the risk of a near-term severe negative business impact. As of December 31, 2025, approximately 77% of the gross loan portfolio was secured by real estate compared to 77% at December 31, 2024.

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

The following table sets forth the activity in the allowance for credit losses on loans and certain key ratios for the periods indicated:

(dollars in thousands)	2025		2024

Balance at beginning of period	$19,666		$18,806

Charge-offs:
Commercial and industrial	(376)		(399)
Commercial real estate	(56)		(132)
Consumer	(423)		(419)
Residential	(73)		-
Total	(928)		(950)

Recoveries:
Commercial and industrial	156		12
Commercial real estate	65		352
Consumer	136		76
Residential	18		45
Total	375		485
Net charge-offs	(553)		(465)
Provision for credit losses on loans	1,055		1,325
Balance at end of period	$20,168		$19,666

Allowance for credit losses to total loans	1.06%		1.09%
Net charge-offs to average total loans outstanding	0.03%		0.03%
Average total loans	$1,866,637		$1,741,349
Loans 30 - 89 days past due and accruing	$3,026		$5,349
Loans 90 days or more past due and accruing	$-		$32
Non-accrual loans	$1,892		$7,343
Allowance for credit losses to non-accrual loans	10.66	x	2.68	x
Allowance for credit losses to non-performing loans	10.66	x	2.67	x

For the twelve months ended December 31, 2025, the allowance increased $0.5 million, or 3%, to $20.2 million from $19.7 million at December 31, 2024. The increase in the allowance was based on the provisioning of $1.1 million partially offset by net charge-offs of $0.6 million.

The allowance for credit losses as a percentage of total loans decreased to 1.06% as of December 31, 2025 compared to 1.09% at December 31, 2024 based on the changes in current year loss factors, a more favorable economic forecast, and reduction in non-performing loans.

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

Key loss driver assumptions used in the allowance estimate included the median FOMC National Gross Domestic Product (GDP) and unemployment rate forecasts, the Federal Housing Finance Agency (FHFA) House Price Index (HPI), prepayment and curtailment rates, and estimated remaining loan lives. Although key loss driver assumptions used in the ACL estimate remained largely stable from the estimate as of December 31, 2024 to the estimate as of December 31, 2025, the ACL on absolute terms increased based on growth in the loan and lease portfolio and changes in the composition of the portfolio along with slower prepayment and curtailment rates offset by more favorable economic forecasts.

During the second quarter of 2025, management created a separate pool for its consumer loans purchased from the third-party originator, BHG Financial, due to the unique risk characteristics of these loans compared to the consumer loans originated by the Company. The total balance of the BHG consumer loan portfolio was $10.5 million as of December 31, 2025.

Qualitative factors for the ACL estimate as of December 31, 2025, saw a general decrease compared to the prior year based on strong third-party assessments of the Company’s asset quality and improved, local economic conditions.

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

(dollars in thousands)	2025	% of Total Net Charge-offs	2024	% of Total Net Charge-offs
Net charge-offs
Commercial and industrial	$(220)	41%	$(387)	83%
Commercial real estate	9	(2)	220	(47)
Consumer	(287)	52	(343)	74
Residential	(55)	9	45	(10)
Total net charge-offs	$(553)	100%	$(465)	100%

For the year ended December 31, 2025, net charge-offs against the allowance totaled $0.6 million compared with net charge-offs of $0.5 million for the year ended December 31, 2024, the increase is due to a $0.1 million increase in charge-offs related to residential real estate with two individual borrowers during 2025. Net charge-offs as a percentage of the total loan portfolio were unchanged at 0.03% for the twelve months ended December 31, 2025 and 2024.

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

	2025			2024
		% of	Category		% of	Category
		Total	% of		Total	% of
(dollars in thousands)	Allowance	Allowance	Loans	Allowance	Allowance	Loans
Category
Commercial real estate	$8,806	44%	43%	$8,943	45%	42%
Commercial and industrial	2,731	14	18	2,345	12	15
Consumer	2,173	10	11	2,377	13	14
Residential real estate	6,404	32	28	5,989	30	29
Unallocated	54	-	-	12	-	-
Total	$20,168	100%	100%	$19,666	100%	100%

As of December 31, 2025, the commercial real estate loan portfolio comprised 44% of the total allowance for credit losses, down 1 percentage point from December 31, 2024. As of December 31, 2025, the commercial real estate loan portfolio was 43% of the total loan and lease portfolio indicative of a higher relative reserve, which is attributed to the longer average duration and inherent risk of the portfolio.

As of December 31, 2025, the commercial and industrial portfolio comprised 14% of the total allowance for credit losses, up 2 percentage points from December 31, 2024. As of December 31, 2025, the commercial and industrial portfolio was 18% of the total loan and lease portfolio indicative of a lower relative reserve, which is attributed to the shorter average duration of this portfolio and lower relative risk, specifically from the municipal portfolio.

As of December 31, 2025, the consumer portfolio comprised 10% of the total allowance for credit losses, down 3 percentage points from December 31, 2024. As of December 31, 2025, the consumer portfolio is 11% of the total loan and lease portfolio indicative of a comparable, relative reserve.

As of December 31, 2025, the residential portfolio comprised 32% of the total allowance for credit losses, up 2 percentage points from December 31, 2024. As of December 31, 2025, the residential portfolio is 28% of the total loan and lease portfolio indicative of a higher relative reserve, which is attributed to the longer average duration and inherent risk of the portfolio.

As of December 31, 2025, the unallocated reserve, representing the portion of the allowance not specifically identified with a loan or groups of loans, was less than 1% of the total allowance for credit losses, unchanged from December 31, 2024.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, other real estate owned (ORE) and repossessed assets.

The following table sets forth non-performing assets at December 31:

(dollars in thousands)	2025	2024

Loans past due 90 days or more and accruing	$-	$32
Non-accrual loans	1,892	7,343
Total non-performing loans	1,892	7,375
Other real estate owned and repossessed assets	326	430
Total non-performing assets	$2,218	$7,805

Total loans, including loans held-for-sale	$1,911,724	$1,800,856
Total assets	$2,748,058	$2,584,616
Non-accrual loans to total loans	0.10%	0.41%
Non-performing loans to total loans	0.10%	0.41%
Non-performing assets to total assets	0.08%	0.30%

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

Non-performing assets represented 0.08% of total assets at December 31, 2025 compared with 0.30% at December 31, 2024. The decrease resulted from a $5.6 million, or 72%, decline in non-performing assets, specifically non-accrual loans, which declined $5.5 million due to the sale of a $1.3 million commercial owner occupied real estate loan to a third-party purchaser during the first quarter of 2025;  $0.3 million residential real estate to other real estate owned in the second quarter, and the resolution of a single commercial and industrial loan during the second and third quarters of 2025, which included $2.3 million in payments and a $0.3 million charge off.

On December 31, 2025, there were a total of 24 non-accrual loans to 21 unrelated borrowers with balances that ranged from less than $1 thousand to $0.4 million, or $1.9 million in the aggregate. On December 31, 2024, there were a total of 33 non-accrual loans to 30 unrelated borrowers with balances that ranged from less than $1 thousand to $2.6 million, or $7.3 million in the aggregate.

There were no loans past due 90 days or more accruing as of December 31, 2025, compared to two direct finance leases totaling $32 thousand as of December 31, 2024. All loans were well secured and in the process of collection.

The Company seeks payments from all past due customers through an aggressive customer communication process. Unless well-secured and in the process of collection, past due loans will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

The composition of non-performing loans as of December 31, 2025 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial:
Commercial	$220,526	$-	$49	$49	0.02%
Municipal	120,604	-	-	-	-
Commercial real estate:
Non-owner occupied	416,521	-	591	591	0.14%
Owner occupied	340,808	-	550	550	0.16%
Construction	56,684	-	-	-	-
Consumer:
Home equity installment	53,973	-	130	130	0.24%
Home equity line of credit	70,195	-	218	218	0.31%
Auto loans-Recourse	10,139	-	-	-	-
Auto loans-Non Recourse	43,852	-	62	62	0.14%
Direct finance leases *	18,212	-	-	-	-
Other	28,463	-	-	-	-
Residential:
Real estate	515,489	-	292	292	0.06%
Construction	15,685	-	-	-	-
Loans held-for-sale	573	-	-	-	-
Total	$1,911,724	$-	$1,892	$1,892	0.10%

*Net of unearned lease revenue of $1.5 million.

Payments received from non-accrual loans are recognized on a cost recovery method. Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. If the non-accrual loans that were outstanding as of December 31, 2025 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $144 thousand.

Foreclosed assets held-for-sale

From December 31, 2024 to December 31, 2025, foreclosed assets held-for-sale decreased from $430 thousand to $326 thousand, a $104 thousand decrease, which was attributed to the sale of two commercial properties totaling $292 thousand and sale of three residential properties totaling $253 thousand. These sales were partially offset by the addition of three properties totaling $442 thousand.

The following table sets forth the activity in the Other real estate (ORE) component of foreclosed assets held-for-sale:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$429	3	$1	1

Additions	442	3	648	4
Pay downs	(2)	-	-	-
Write downs	-	-	-	-
Transfers	-	-	-	-
Sales	(545)	(5)	(220)	(2)
Balance at end of period	$324	1	$429	3

As of December 31, 2025, the company had one property totaling $324 thousand, which was listed for sale.

As of December 31, 2025 and 2024, the Company had one other repossessed asset totaling $2 thousand and $1 thousand, respectively, which was a vehicle.

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

Premises and equipment

Net of depreciation, premises and equipment increased $13.0 million during 2025 primarily due to the construction of the new headquarters building. This increase was partially offset by $2.3 million in depreciation expense.

The Company is in the process of corporate headquarters construction which will continue to increase construction in process. On December 23, 2020, the Commonwealth of Pennsylvania authorized the first of three Redevelopment Assistance Capital Program (RACP) grant funding in the amount of $2.0 million, a second on December 6, 2021 in the amount of $2.0 million, and the final grant award on November 1, 2024 in the amount of $4.0 million, bringing the total RACP grant award to $9.0 million.  The $9.0 million RACP grants will offset the total construction costs of the renovation and rehabilitation of the historic Scranton Electric Building. As of December 31, 2025, the Company incurred $21.8 million in costs for the corporate headquarters building in downtown Scranton which included planning, engineering, and architectural fees as well as interior demolition and construction. The remaining building costs could range from $7 million to $9 million. This estimated range may expand due to unknown supply chain issues, labor pricing, design changes, or upgrades required to meet current codes.  The Company currently estimates furniture and office equipment costs at $2.0 million and technology equipment and infrastructure at $0.6 million. The historic nature of this building has qualified the Company for an estimated $3.4 million in state and federal historic tax credits. The project is expected to be completed in the middle of 2026. During 2025, the Company transferred its current downtown Scranton location to other assets held-for-sale and expects the sale of the current location to be finalized upon completion of the corporate headquarters.

Other assets

During 2025, the $7.1 million increase in other assets was due mostly to a $7.5 million increase in deferred tax assets.

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

Overview

Net income recorded for the year ended December 31, 2025 was $28.2 million, or $4.89 earnings per share, ($4.86 diluted earnings per share) compared to $20.8 million, or $3.63 earnings per share, ($3.60 diluted earnings per share) for the year ended December 31, 2024.  The $7.4 million, or 36% increase in net income resulted primarily from the $10.8 million increase in net interest income and $1.6 million increase in non-interest income partially offset by a $3.3 million increase in non-interest expenses for 2025 compared to 2024.

For the year ended December 31, 2025, return on average assets (ROA) and return on average shareholders’ equity (ROE) were 1.05% and 12.88%, respectively, compared to 0.83% and 10.58% for the same period in 2024. The increase in ROA and ROE was the result of the increase in net income during 2025. Pre-provision net revenue to average assets (non-GAAP) was 1.28% and 1.02% (1) for the years ended December 31, 2025 and 2024, respectively. For more information on the calculation of pre-provision net revenue to average assets, see “Non-GAAP Financial Measures” located above within this management’s discussion and analysis. The increase was primarily due to an improvement in pre-provision net revenue.

Net interest income and interest sensitive assets / liabilities

Net interest income was $72.7 million for the year ended December 31, 2025 compared to $61.9 million for the year ended December 31, 2024.  The $10.8 million increase in net interest income resulted from the increase of $12.8 million in interest income primarily due to a $181.6 million increase in the average balance of interest-earning assets and a 17 basis point increase in fully-taxable equivalent ("FTE") (non-GAAP measurement) yield.  On the asset side, the loan portfolio interest income growth resulted from producing $10.6 million more in interest income from an increase of 21 basis points in FTE loan yields on $125.3 million higher average balances. Additionally, the Company experienced an increase of $3.0 million in interest earned from interest-bearing deposits with other financial institutions from $74.6 million higher average balances. The increase in interest income was partially offset by a decrease of $0.8 million in interest earned on the investment portfolio due to decreases of 7 basis points in yield and $18.5 million in average balances. On the funding side, total interest expense increased by $2.0 million primarily due to an increase in interest expense paid on deposits of $3.6 million from the $187.0 million larger average balance of interest-bearing deposits, partially offset by a decrease within interest expense on borrowings of $1.6 million for the twelve months ended December 31, 2025 compared to the same period in 2024.

The overall cost of interest-bearing liabilities was 2.49% for the twelve months ended December 31, 2025 compared to 2.60% for the twelve months ended December 31, 2024. The cost of funds decreased 5 basis points to 1.94% for the twelve months ended December 31, 2025 from 1.99% for the same period of 2024. The FTE yield on earning assets was 4.79% for the year ended December 31, 2025, an increase of 17 basis points from the 4.62% for the year ended December 31, 2024.  The Company’s FTE net interest spread (non-GAAP measurement) was 2.30% for the twelve months ended December 31, 2025, an increase of 28 basis points from the 2.02% recorded for the same period of 2024.  FTE net interest margin (non-GAAP measurement) increased by 23 basis points to 2.95% for the twelve months ended December 31, 2025 from 2.72% for the same 2024 period due to the increase of 17 basis points in FTE yields earned on interest-earning assets along with a decline of 11 basis points in the rates paid on interest-bearing liabilities.

(1) See non-GAAP financial measures reconciliation on page 21.

For 2026, the Company currently expects to operate in a moderately declining interest rate environment. Management is primarily reliant on the FOMC's statements and forecast. In fiscal year end 2025, the FOMC decreased the federal funds rate by 75 basis points. Consensus economic forecasts are expecting one to two declines of 25 basis points throughout 2026. Throughout 2026, the Company expects to see improvement in net interest margin primarily due to the expected growth in the loan and deposit portfolios. This is coupled with the repricing of deposit rates in the decreasing rate environment.

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

The table that follows sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the years indicated. Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for 2025 and 2024, to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments. This treatment allows a uniform comparison among yields on interest-earning assets. Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for credit losses. HELOC are included in the residential real estate category since they are secured by real estate. Net deferred loan (cost amortization)/ fee accretion of ($0.9 million) in 2025 and ($0.9 million) in 2024, respectively, are included in interest income from loans. Purchase accounting adjustments of $1.3 million and $1.6 million are included in interest income from loans and $5 thousand and $8 thousand reduced interest expense on deposits and borrowings for 2025 and 2024. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Residual values for direct finance leases are included in the average balances for consumer loans. Net interest margin is calculated by dividing net interest income-FTE by total average interest-earning assets. Cost of funds includes the effect of average non-interest bearing deposits as a funding source:

(dollars in thousands	2025			2024
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$104,576	$4,559	4.36%	$29,998	$1,544	5.15%
Restricted investments in bank stock	4,189	329	7.86	3,961	322	8.16
Investments:
Agency - GSE	112,210	1,608	1.43	113,129	1,631	1.44
MBS - GSE residential	210,250	4,107	1.95	217,076	4,178	1.92
State and municipal (nontaxable)	187,601	5,401	2.88	193,079	6,014	3.11
State and municipal (taxable)	80,899	1,655	2.05	86,164	1,770	2.05
Total investments	590,960	12,771	2.16	609,448	13,593	2.23
Loans and leases:
C&I and CRE (taxable)	972,467	61,483	6.32	837,918	52,338	6.25
C&I and CRE (nontaxable)	130,703	6,889	5.27	125,207	6,346	5.07
Consumer	170,140	9,383	5.52	208,478	10,533	5.05
Residential real estate	593,327	27,541	4.64	569,746	25,381	4.45
Total loans and leases	1,866,637	105,296	5.64	1,741,349	94,598	5.43
Total interest-earning assets	2,566,362	122,955	4.79%	2,384,756	110,057	4.62%
Non-interest earning assets	123,343			108,903
Total assets	$2,689,705			$2,493,659

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$683,885	$14,357	2.10%	$657,507	$14,957	2.27%
Savings and clubs	190,758	572	0.30	195,842	594	0.30
MMDA	659,471	18,208	2.76	560,527	16,190	2.89
Certificates of deposit	350,392	13,663	3.90	283,653	11,424	4.03
Total interest-bearing deposits	1,884,506	46,800	2.48	1,697,529	43,165	2.54
Secured borrowings	6,127	368	6.00	6,830	435	6.37
Short-term borrowings	17	-	1.53	32,446	1,557	4.80
Total interest-bearing liabilities	1,890,650	47,168	2.49%	1,736,805	45,157	2.60%
Non-interest bearing deposits	543,794			527,825
Non-interest bearing liabilities	36,297			32,471
Total liabilities	2,470,741			2,297,101
Shareholders' equity	218,964			196,558
Total liabilities and shareholders' equity	$2,689,705			$2,493,659
Net interest income - FTE		$75,787			$64,900

Net interest spread			2.30%			2.02%
Net interest margin			2.95%			2.72%
Cost of funds			1.94%			1.99%

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

	Years ended December 31,
(dollars in thousands)	2025 compared to 2024			2024 compared to 2023
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$3,285	$(270)	$3,015	$1,048	$40	$1,088
Restricted investments in bank stock	19	(12)	7	(19)	32	13
Investments:
Agency - GSE	(13)	(10)	(23)	12	(13)	(1)
MBS - GSE residential	(133)	62	(71)	(403)	240	(163)
State and municipal	(228)	(466)	(694)	(723)	333	(390)
Total investments	(374)	(414)	(788)	(1,114)	560	(554)
Loans and leases:
Residential real estate	1,072	1,087	2,159	1,736	1,745	3,481
C&I and CRE	8,478	1,095	9,573	5,314	3,642	8,956
Consumer	(2,055)	906	(1,149)	(1,257)	1,460	203
Total loans and leases	7,495	3,088	10,583	5,793	6,847	12,640
Total interest income	10,425	2,392	12,817	5,708	7,479	13,187

Interest expense:
Deposits:
Interest-bearing checking	584	(1,184)	(600)	137	4,745	4,882
Savings and clubs	(15)	(7)	(22)	(71)	(3)	(74)
Money market	2,757	(740)	2,017	496	2,301	2,797
Certificates of deposit	2,589	(349)	2,240	3,636	2,979	6,615
Total deposits	5,915	(2,280)	3,635	4,198	10,022	14,220
Secured borrowings	(43)	(24)	(67)	(42)	2	(40)
Short-term borrowings	(927)	(630)	(1,557)	(835)	24	(811)
Total interest expense	4,945	(2,934)	2,011	3,321	10,048	13,369
Net interest income	$5,480	$5,326	$10,806	$2,387	$(2,569)	$(182)

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

For the year ended December 31, 2025, the provision for credit losses on loans was $1.1 million and the provision for credit losses on unfunded commitments was $0.2 million, compared to a $1.3 million provision for credit losses on loans and a $0.1 million net benefit for the provision for unfunded commitments for the year ended December 31, 2024. For the year ended December 31, 2025, the decrease in the provision for credit losses on loans compared to the prior year period was due to improved asset quality. For the year ended December 31, 2025, the increase in the provision for credit losses on unfunded commitments compared to the prior period was due to originated growth in the portfolio, specifically in commercial construction commitments.

The provision for credit losses derives from the reserve required from the allowance for credit losses calculation. The Company continued provisioning for twelve months ended December 31, 2025 to maintain an allowance level that management deemed adequate.

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

Total non-interest income for the year ended December 31, 2025 was $20.6 million, an increase of $1.6 million, or 8%, from $19.0 million for the year ended December 31, 2024. The increase was primarily due to increases of $0.6 million in wealth management revenue, $0.3 million in interchange fees, $0.3 million from service charges on commercial loans, and $0.2 million in service charges on deposits. The Company also had $0.2 million more non-interest income resulting from a BOLI death benefit gain. During the twelve months ended December 31, 2025, the Company also recognized gains of $0.5 million on sale of commercial loans and $0.3 million from the sale of a property. Partially offsetting these increases was $1.2 million in losses recognized on the sale of available-for-sale securities.

Other operating expenses

Non-interest expenses increased to $58.8 million for the year ended December 31, 2025, an increase of $3.3 million, or 6%, from $55.5 million for the year ended December 31, 2024. Salaries and benefits expense increased $2.0 million due to an increase in employees and incentive-based compensation throughout the year ended December 31, 2025. Additionally, furniture, fixtures, and equipment expenses increased $0.8 million over the same period primarily due to an increase in software costs. There were additional increases throughout the period in advertising and marketing expenses of $0.4 million and occupancy expenses of $0.2 million. These increases were partially offset by reductions in professional fees of $0.3 million.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, were 1.38% and 1.47%, respectively, at December 31, 2025 and 2024. The expense ratio decreased because of increased levels of average assets. The efficiency ratio decreased from 66.19% at December 31, 2024 to 60.30% (1) at December 31, 2025 primarily due to the increase in net interest income in 2025. For more information on the calculation of the efficiency ratio, see “Non-GAAP Financial Measures” located within this management’s discussion and analysis.

The costs of acquiring and maintaining talent may increase salaries and employee benefit expenses, primarily salaries, incentives and group insurance, in 2026. Additionally, the Company's technology platforms continue to evolve and require periodic upgrades. Therefore, the Company continues to devote financial resources and personnel necessary to maintain and improve the information technology systems and platforms for optimal operational efficiency, customer convenience and compliance with applicable laws, regulations and regulatory guidance within a secure environment.  Although these costs are expected, the costs of software and software subscriptions continue to rise and may require further investment and expenditures by the Company.

Upon occupancy of the corporate headquarters, the Company does not expect any significant impact to net income. Costs for operating the new headquarters are expected to be offset by the closure of other owned and leased properties near downtown Scranton. The expenses will also be offset by historical tax credit benefits.

Provision for income taxes

The provision for income taxes increased $1.8 million for the year ended December 31, 2025 compared to the same 2024 period due to $9.2 million higher income before taxes. The Company’s effective income tax rate approximated 14.9% in 2025 and 12.9% in 2024. The difference between the effective rate and the enacted statutory corporate rate of 21% is due mostly to the effect of tax-exempt income in relation to the level of pre-tax income. The increase in the effective tax rate was primarily due to higher pre-tax income. If the federal corporate tax rate decreased, the Company’s net deferred tax liabilities and deferred tax assets will be re-valued upon adoption of the new tax rate. A federal tax rate decrease will decrease net deferred tax assets with a corresponding increase to provision for income taxes.

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

(1) See non-GAAP financial measures reconciliation on page 21.

The following table presents, as of December 31, 2025, the Company’s significant determinable contractual obligations and significant commitments by payment date. The payment amounts represent those amounts contractually due to the recipient, excluding interest:

		Over one	Over three
	One year	year through	years through	Over
(dollars in thousands)	or less	three years	five years	five years	Total
Contractual obligations:
Certificates of deposit	$339,469	$10,399	$2,239	$869	$352,976
Secured borrowings	-	-	1,060	4,897	5,957
Operating leases	695	1,344	1,386	12,221	15,646
Finance leases	229	434	165	-	828
Commitments:
Letters of credit	23,666	2,830	40	1,469	28,005
Loan commitments (1)	43,680	-	-	-	43,680
Total	$407,739	$15,007	$4,890	$19,456	$447,092

(1)

Available credit to borrowers in the amount of $467.3 million is excluded from the above table since, by its nature, the borrowers may not have the need for additional funding, and, therefore, the credit may or may not be disbursed by the Company.

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

During the year ended December 31, 2025, total shareholders' equity increased $34.9 million, or 17%, from $204.0 million at December 31, 2024. The increase was caused by $18.7 million higher retained earnings from net income of $28.2 million plus a $14.9 million, after tax, improvement in accumulated other comprehensive loss from lower net unrealized losses recorded on available-for-sale securities, partially offset by $9.5 million in cash dividends paid to shareholders. An additional $1.3 million was recorded from the issuance of common stock under the Company’s stock plans and stock-based compensation expense. At December 31, 2025, there were no credit losses on available-for-sale and held-to-maturity debt securities. The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 33.70% and 42.96% for the years ended December 31, 2025 and 2024, respectively. The balance of earnings is retained to further strengthen the Company’s capital position. The Company’s sources (uses) of capital during the previous five years are indicated below:

		Cash	Other retained	Total	DRP	Issuance of	Changes in
	Net	dividends	earnings	earnings	and ESPP	common stock	AOCI and	Capital
(dollars in thousands)	income	declared	adjustments	retained	infusion	for acquisition	other changes	retained (utilized)
2025	$28,198	$(9,504)	$-	$18,694	$348	$-	$15,849	$34,891
2024	20,794	(8,932)	-	11,862	363	-	2,265	14,490
2023	18,210	(8,387)	(1,326)	8,497	1,938	-	16,094	26,529
2022	30,021	(7,709)	-	22,312	252	-	(71,343)	(48,779)
2021	24,008	(6,608)	-	17,400	270	35,056	(7,667)	45,059

As of December 31, 2025, the Company reported a net unrealized loss position of $40.7 million, net of tax, from the securities portfolio compared to a net unrealized loss of $55.6 million as of December 31, 2024. The $14.9 million improvement during 2025 was from the amortization of unrealized losses on held-to-maturity securities coupled with improvement in unrealized losses on AFS securities. Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and not in the creditworthiness of the issuers.

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee. As of December 31, 2025, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the year ended December 31, 2025, the Company grew cash and cash equivalents by $64.7 million. During the period, the Company’s operations provided approximately $42.4 million mostly from $75.6 million of net cash inflow from the components of net interest income partially offset by net non-interest expense/income related payments of $34.1 million and $4.6 million in purchased tax credits. Additionally, the Company paid $7.2 million to purchase tax credits to be utilized in future periods. Cash inflow from interest-earning assets, deposit growth and loan payments were used to fund the loan portfolio, pay down short-term borrowings, invest in bank premises and equipment and make net dividend payments. The Company received a large amount of public deposits over the past few years. The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities. Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs. As of December 31, 2025, the Company had $220.9 million in unpledged securities.

During 2021 and 2022, the Company also experienced deposit inflow resulting from businesses and municipalities that received relief from the CARES Act, American Rescue Plan Act ("ARPA") and other government stimulus. As of December 31, 2025, the Company has approximately $16.4 million, an increase of $2.9 million, or 21%, from $13.5 million at the end of 2024, in remaining ARPA balances. The Company expects that the funds will be depleted by year end 2026.

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

Lending commitments include commitments to originate loans and commitments to fund unused lines of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Unfunded commitments of existing loan facilities totaled $511.0 million, standby letters of credit totaled $28.0 million and the level of uninsured and non-collateralized deposits was $656.5 million at December 31, 2025. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As of December 31, 2025, the Company maintained $148.1 million in cash and cash equivalents and $297.2 million of investments AFS and loans HFS. Also as of December 31, 2025, the Company had approximately $812.7 million available borrowing capacity from the FHLB, $30.0 million from correspondent banks, $145.0 million from the FRB and $410.5 million from the IntraFi Network One-Way Buy program. The combined total of $1.8 billion represented 67% of total assets at December 31, 2025. Management believes this level of liquidity to be strong and adequate to support current operations.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists ALCO in gauging the effects of interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At December 31, 2025, the Company maintained a one-year cumulative gap of positive (asset sensitive) $53.2 million, or 1.9%, of total assets. The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates. Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at December 31, 2025:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$122,595	$-	$-	$25,465	$148,060
Investment securities (1)(2)	5,673	25,187	80,020	417,439	528,319
Loans and leases (2)	598,857	233,458	479,939	579,302	1,891,556
Fixed and other assets	-	-	-	180,123	180,123
Total assets	$727,125	$258,645	$559,959	$1,202,329	$2,748,058
Total cumulative assets	$727,125	$985,770	$1,545,729	$2,748,058

Non-interest-bearing transaction deposits (3)	$10,074	$30,224	$80,598	$431,685	$552,581
Interest-bearing transaction deposits (3)	488,581	64,845	175,056	833,314	1,561,796
Certificates of deposit	141,509	197,313	10,400	3,754	352,976
Secured borrowings	38	-	-	5,957	5,995
Short-term borrowings	20	-	-	-	20
Other liabilities	-	-	-	35,830	35,830
Total liabilities	$640,222	$292,382	$266,054	$1,310,540	$2,509,198
Total cumulative liabilities	$640,222	$932,604	$1,198,658	$2,509,198

Interest sensitivity gap	$86,903	$(33,737)	$293,905	$(108,211)
Cumulative gap	$86,903	$53,166	$347,071	$238,860

Off-balance sheet:
Swap - portfolio hedge	$100,000	$(100,000)	$-	$-
Cumulative gap	$186,903	$53,166	$347,071	$238,860

Cumulative gap to total assets	6.8%	1.9%	12.6%	8.7%

(1)	Includes restricted investments in bank stock and the net unrealized gains/losses on available-for-sale securities.
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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at December 31, 2025 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the December 31, 2025 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	2.7%	(4.6)%
Net income	5.6	(10.1)
Economic value at risk:
Economic value of equity	5.0	(7.6)
Economic value of equity as a percent of total assets	0.7	(1.1)

In the scenarios in the above table, the Board-approved policy has the following guidelines: net interest income within +/- 10%, net income within +/- 25%, economic value of equity within +/- 25%, economic value of equity as a percent of total assets within +/-5%.

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At December 31, 2025, the Company’s risk-based capital ratio was 14.78%.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning January 1, 2026, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+300 basis points	$85,107	$1,396	1.7%
+200 basis points	85,992	2,281	2.7%
+100 basis points	86,768	3,057	3.7%
Flat rate	83,711	-	-%
-100 basis points	81,555	(2,156)	(2.6)%
-200 basis points	79,898	(3,813)	(4.6)%
-300 basis points	79,180	(4,531)	(5.4)%

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

Future Outlook

The Company is highly impacted by local economic factors that could influence the performance and strength of our loan portfolios and results of operations. Economic uncertainty continues due to fluctuating interest rates and global risks such as war, terrorism and geopolitical instability. Uncertainty surrounding the timing of rate decreases and the effect on the interest rate margin is the Company’s greatest interest rate risk. Management is encouraged by early 2026 performance, as net income through the first two months is ahead of budget and loan pipelines in both the market area north and market area south remain robust. Although conditions may change, management currently expects earnings to remain sound through the balance of the year, with deposit gathering remaining a key priority to fund loan demand. We intend to continuously expand our market area, giving us opportunity for profitable growth and we will continue to monitor the economic climate, scrutinize growth prospects and proactively observe existing credits for early warning signs of risk deterioration.

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

Management believes that our disciplined approach to loan underwriting will help keep non-performing asset levels at bay. The Company expects to pursue disciplined balance sheet growth to enhance financial performance. We plan on growing our commercial and industrial lending portfolio and increasing low-cost deposits to improve net interest margin and enhance revenue performance.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fidelity D & D Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Fidelity D & D Bancorp, Inc. and subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years ended December 31, 2025 and 2024, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated March 13, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for Credit Losses – Collectively Evaluated Loans

As described in Notes 1 and 5 to the financial statements, the Company has recorded an allowance for credit losses on loans receivable (“ACL”) in the amount of $20.2  million as of December 31, 2025, representing management’s estimate of credit losses over the remaining expected life of the Company’s loan portfolio as of that date.

The Company’s methodology to determine its ACL utilizes third-party software to arrive at an expected life-of-loan loss amount that incorporates either discounted cash flow or weighted average remaining life methodologies for the Company’s various loan segments.  Both of these approaches use both industry-based and Company specific loss history and Company specific prepayment rates that are adjusted based on various current and forecasted reasonable and supportable economic factors including, as relevant, home price indices, gross domestic product forecasts and national and local unemployment rates.  The results of these calculations are then qualitatively adjusted by management based on portfolio specific attributes including changes in lending policies and procedures, changes in other economic conditions, changes in the nature and volume of loans, changes in experience of lending personnel, changes in credit quality and loan review results, changes in underlying collateral values, the existence of credit concentrations, and other portfolio relevant information including legal and regulatory changes. We determined that performing procedures relating to these components of the Company’s methodology is a critical audit matter.

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

How the Critical Audit Matter was addressed in the Audit

Following are some of the primary procedures we performed to address this critical audit matter.  We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL, including controls over the:

●	Evaluation of the methodologies used to calculate the collective ACL
●	Evaluation of the Company's external model review
●	Completeness and accuracy of loan data used in the collective ACL calculation
●	Evaluation of significant model assumptions including economic forecasts and loss-given default rates
●	Evaluation of the Company's qualitative adjustments to model results
●	Review of service auditor's System and Organization Controls Report SOC 1 Type 2 related to the third-party model provider

Addressing the above matters involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  These procedures also included, among others, management’s review of the service auditor’s SOC 1 Type 2 results, reviewing the Company’s current year external model review, evaluating various significant assumptions used in the calculation, testing management’s process for determining the qualitative reserve component, evaluating the appropriateness of management’s methodology relating to the qualitative reserve component and testing the completeness and accuracy of data utilized by management.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 13, 2026

We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Fidelity D & D Bancorp, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Fidelity D & D Bancorp, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2025 and 2024 and our report dated March 13, 2026 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 13, 2026

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets

(dollars in thousands)	December 31, 2025	December 31, 2024
Assets:
Cash and due from banks	$25,465	$26,269
Interest-bearing deposits with financial institutions	122,595	57,084
Total cash and cash equivalents	148,060	83,353
Available-for-sale securities (amortized cost of $333,012 in 2025; $384,280 in 2024)	296,607	331,457
Held-to-maturity securities (fair value of $203,137 in 2025; $194,575 in 2024)	227,339	225,764
Restricted investments in bank stock	4,373	3,961
Loans and leases, net (allowance for credit losses of $20,168 in 2025; $19,666 in 2024)	1,890,983	1,779,136
Loans held-for-sale (fair value $588 in 2025; $2,089 in 2024)	573	2,054
Foreclosed assets held-for-sale	326	430
Bank premises and equipment, net	48,950	35,914
Leased property under finance leases, net	757	975
Right-of-use assets	9,061	8,785
Cash surrender value of bank owned life insurance	59,396	58,069
Accrued interest receivable	9,673	9,632
Goodwill	19,628	19,628
Core deposit intangible, net	614	876
Other assets	31,718	24,582
Total assets	$2,748,058	$2,584,616
Liabilities:
Deposits:
Interest-bearing	$1,914,772	$1,806,885
Non-interest-bearing	552,581	533,935
Total deposits	2,467,353	2,340,820
Allowance for credit losses on off-balance sheet credit exposures	1,299	1,084
Finance lease obligation	793	1,011
Operating lease liabilities	10,059	9,714
Short-term borrowings	20	-
Secured borrowings	5,995	6,266
Accrued interest payable and other liabilities	23,679	21,752
Total liabilities	2,509,198	2,380,647

Commitments and contingencies (Notes 13 and 17)

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding; 5,771,110 at December 31, 2025; and 5,736,252 at December 31, 2024)	120,749	119,430
Retained earnings	158,807	140,113
Accumulated other comprehensive loss	(40,696)	(55,574)
Treasury stock, at cost (180 shares at December 31, 2025 and 54 shares at December 31, 2024)	-	-
Total shareholders' equity	238,860	203,969
Total liabilities and shareholders' equity	$2,748,058	$2,584,616

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Income

	Years Ended December 31,
(dollars in thousands except per share data)	2025	2024
Interest income:
Loans and leases:
Taxable	$98,407	$88,252
Nontaxable	5,445	5,017
Interest-bearing deposits with financial institutions	4,559	1,544
Restricted investments in bank stock	329	322
Investment securities:
U.S. government agency and corporations	5,715	5,809
States and political subdivisions (nontaxable)	3,729	4,308
States and political subdivisions (taxable)	1,655	1,770
Total interest income	119,839	107,022
Interest expense:
Deposits	46,800	43,165
Secured borrowings	368	435
Short-term borrowings	-	1,557
Total interest expense	47,168	45,157
Net interest income	72,671	61,865
Provision for credit losses on loans	1,055	1,325
Provision for credit losses on unfunded loan commitments	215	140
Net interest income after provision for credit losses	71,401	60,400
Other income:
Service charges on deposit accounts	4,183	3,942
Interchange fees	5,266	4,929
Service charges on loans	1,588	1,299
Fees from trust fiduciary activities	4,148	3,638
Fees from financial services	1,182	1,076
Fees and other revenue	1,992	1,672
Earnings on bank-owned life insurance	1,581	1,497
Gain (loss) on write-down, sale or disposal of:
Loans	1,513	972
Available-for-sale debt securities	(1,190)	-
Premises and equipment	296	(12)
Total other income	20,559	19,013
Other expenses:
Salaries and employee benefits	30,842	28,843
Premises and equipment	9,787	8,781
Data processing and communication	2,973	2,873
Advertising and marketing	3,311	2,881
Professional services	4,037	4,393
Automated transaction processing	1,905	1,849
Office supplies and postage	744	732
PA shares tax expense	333	443
Loan collection	124	102
Other real estate owned, net	(37)	(9)
FDIC assessment	1,237	1,229
Other	3,561	3,424
Total other expenses	58,817	55,541
Income before income taxes	33,143	23,872
Provision for income taxes	4,945	3,078
Net income	$28,198	$20,794
Per share data:
Net income - basic	$4.89	$3.63
Net income - diluted	$4.86	$3.60
Dividends	$1.63	$1.54

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income
	Years ended December 31,
(dollars in thousands)	2025	2024

Net income	$28,198	$20,794

Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available-for-sale debt securities	15,228	(1,228)
Reclassification adjustment for net losses realized in income	1,190	-
Amortization of unrealized loss on held-to-maturity securities	2,413	2,359
Net unrealized gain	18,831	1,131
Tax effect	(3,953)	(238)
Unrealized gain, net of tax	14,878	893
Other comprehensive income, net of tax	14,878	893
Total comprehensive income, net of tax	$43,076	$21,687

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity

For the years ended December 31, 2025 and 2024
				Accumulated
				other
	Capital stock		Retained	comprehensive	Treasury
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Stock	Total
Balance, December 31, 2023	5,703,636	$117,695	$128,251	$(56,467)	$-	$189,479
Net income	-	-	20,794	-	-	20,794
Other comprehensive income	-	-	-	893	-	893
Issuance of common stock through Employee Stock Purchase Plan	6,764	280	-	-	-	280
Re-issuance of common stock through Dividend Reinvestment Plan	1,645	4	-	-	79	83
Forfeited restricted dividend reinvestment shares	(55)	-	-	-	-	-
Issuance of common stock from vested restricted share grants through stock compensation plans	25,868	-	-	-	-	-
Stock-based compensation expense	-	1,451	-	-	-	1,451
Repurchase of shares to cover withholdings	(1,606)	-	-	-	(79)	(79)
Cash dividends declared	-	-	(8,932)	-	-	(8,932)
Balance, December 31, 2024	5,736,252	$119,430	$140,113	$(55,574)	$-	$203,969
Net income	-	-	28,198	-	-	28,198
Other comprehensive income	-	-	-	14,878	-	14,878
Issuance of common stock through Employee Stock Purchase Plan	5,406	248	-	-	-	248
Re-issuance of common stock through Dividend Reinvestment Plan	2,285	13	-	-	87	100
Issuance of common stock through exercise of SSARs	1,719	-	-	-	-	-
Forfeited restricted dividend reinvestment shares	(443)	-	-	-	-	-
Issuance of common stock from vested restricted share grants through stock compensation plans	27,859	-	-	-	-	-
Stock-based compensation expense	-	1,092	-	-	-	1,092
Repurchase of shares to cover withholdings	(1,968)	(34)	-	-	(87)	(121)
Cash dividends declared	-	-	(9,504)	-	-	(9,504)
Balance, December 31, 2025	5,771,110	$120,749	$158,807	$(40,696)	$-	$238,860

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2025	2024

Cash flows from operating activities:
Net income	$28,198	$20,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	5,495	5,668
Provision for credit losses on loans	1,055	1,325
Provision for credit losses on unfunded loan commitments	215	140
Deferred income tax benefit	(1,499)	(1,173)
Stock-based compensation expense	1,092	1,451
Excess tax benefit from exercise of SSARs	21	-
Proceeds from sale of loans held-for-sale	67,948	59,597
Originations of loans held-for-sale	(58,326)	(58,547)
Earnings from bank-owned life insurance	(1,581)	(1,497)
Gain from bank-owned life insurance claim	(166)	-
Net gain from sales of loans	(1,513)	(972)
Net loss from sales of investment securities	1,190	-
Net gain from sale and write-down of foreclosed assets held-for-sale	(69)	(13)
Net (gain) loss from write-down and disposal of bank premises and equipment	(296)	12
Operating lease payments	69	59
Change in:
Accrued interest receivable	(41)	(540)
Other assets	(1,512)	550
Accrued interest payable and other liabilities	2,080	2,709
Net cash provided by operating activities	42,360	29,563

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	44,535	-
Proceeds from maturities, calls and principal pay-downs	28,021	22,786
Purchases	(25,138)	(15,389)
Increase in restricted investments in bank stock	(412)	(56)
Net increase in loans and leases	(122,497)	(118,987)
Principal portion of lease payments received under direct finance leases	3,319	4,447
Purchase of bank-owned life insurance policies	-	(2,000)
Purchases of bank premises and equipment	(17,535)	(4,663)
Purchases of tax credits	(7,211)	-
Proceeds from death benefits received on bank-owned life insurance	419	-
Proceeds from sale of bank premises and equipment	623	20
Proceeds from sale of foreclosed assets held-for-sale	623	254
Net cash used in investing activities	(95,253)	(113,588)

Cash flows from financing activities:
Net increase in deposits	127,342	182,397
Net decrease in borrowings	(247)	(118,101)
Repayment of finance lease obligation	(218)	(219)
Proceeds from employee stock purchase plan participants	248	280
Repurchase of shares to cover withholdings	(121)	(79)
Dividends paid, net of dividends reinvested	(9,404)	(8,849)
Net cash provided by financing activities	117,600	55,429
Net increase (decrease) in cash and cash equivalents	64,707	(28,596)
Cash and cash equivalents, beginning	83,353	111,949

Cash and cash equivalents, ending	$148,060	$83,353

See notes to consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)

	Years ended December 31,
(dollars in thousands)	2025	2024
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$46,449	$43,211
Income tax
Federal taxes	4,515	4,350
State taxes	75	66
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized losses on available-for-sale securities	15,228	(1,228)
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity	2,413	2,359
Transfers from loans to foreclosed assets held-for-sale	449	669
Transfers from loans to loans held-for-sale, net	5,908	855
Transfers from premises and equipment to other assets held-for-sale	1,359	268
Net change in right-of-use asset	601	1,420
Net change in lease liability	601	1,512

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

TRADING SECURITIES

Debt securities held principally for resale in the near-term, or trading securities, are recorded at their fair values. Unrealized gains and losses are included in other income. The Company did not have investment securities held for trading purposes during 2025 or 2024.

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

Commitments to sell one-to-four family residential mortgage loans are made primarily during the period between the intent to proceed and the closing of the mortgage loan. The timing of making these sale commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sales commitments are made on a best-efforts basis whereby the Company is only obligated to sell the mortgage if the mortgage loan is approved and closed by the Company. Commitments to fund mortgage loans (rate lock commitments) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in gains or losses on sales of loans. The fair value of these derivative instruments was not significant at December 31, 2025 and 2024.

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

BANK PREMISES AND EQUIPMENT

Land is carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improved property. The Company leases several branches which are classified as operating leases. The Company also leases one stand-alone ATMs which is classified as an operating lease and a building and equipment classified as finance leases. In most circumstances, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Rent expense is recognized on the straight-line method over the term of the lease.

BANK OWNED LIFE INSURANCE

The Company maintains bank owned life insurance (BOLI) for a selected group of employees, namely its officers where the Company is the owner and sole beneficiary of the policies. The earnings from the BOLI, and death benefit proceeds in excess of cash surrender value, are recognized as a component of other income in the consolidated statements of income. The BOLI is an asset that can be liquidated, if necessary, with tax consequences. However, the Company intends to hold these policies and, accordingly, the Company has not provided for deferred income taxes on the earnings from the increase in the cash surrender value.

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

Goodwill is reviewed for impairment annually as of November 30 and between annual tests when events and circumstances indicate that impairment may have occurred. Goodwill impairment exists when the carrying amount of a reporting unit exceeds its fair value. A qualitative test can be performed to determine whether it is more likely than not that the fair value of the Company is less than its carrying amount, including goodwill. In this qualitative assessment, the Company evaluates events and circumstances which include general banking industry conditions and trends, the overall financial performance of the Company, the performance of the Company’s common stock and key financial performance metrics of the Company. If the qualitative review indicates that it is not more likely than not that the carrying value exceeds its fair value, no further evaluation needs to be performed. If the results of the qualitative review indicate it is more likely than not that the fair value is less than the carrying value, then the Company performs a quantitative impairment test. During 2025, the Company determined it is more likely than not that the fair value exceeds its carrying value therefore no quantitative analysis was necessary.

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

The benefit of a tax position is recognized on the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. For tax positions not meeting the more likely than not threshold, no tax benefit is recorded. Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company had no material unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2025 and 2024, respectively.

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

The Company is required by the Federal Reserve Bank to maintain average reserve balances based on a percentage of deposits. There were no reserve requirements on December 31, 2025 and 2024.

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

The following tables illustrate the changes in accumulated other comprehensive income by component and the details about the components of accumulated other comprehensive income as of and for the periods indicated:

As of and for the year ended December 31, 2025
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(41,731)	$(13,843)	$(55,574)

Other comprehensive income before reclassifications, net of tax	12,030	-	12,030
Amounts reclassified from accumulated other comprehensive income, net of tax	940	1,908	2,848
Net current-period other comprehensive income	12,970	1,908	14,878
Ending balance	$(28,761)	$(11,935)	$(40,696)

As of and for the year ended December 31, 2024
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	securities	held-to-maturity	Total
Beginning balance	$(40,760)	$(15,707)	$(56,467)

Other comprehensive loss before reclassifications, net of tax	(971)	-	(971)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	1,864	1,864
Net current-period other comprehensive (loss) income	(971)	1,864	893
Ending balance	$(41,731)	$(13,843)	$(55,574)

Details about accumulated other	Amount reclassified from accumulated		Affected line item in the statement
comprehensive income components	other comprehensive income		where net income is presented
(dollars in thousands)	2025	2024

Realized (losses) gains on AFS debt securities	$(1,190)	$-	Gain (loss) on sale of available-for-sale debt securities
Amortization of unrealized loss on held-to-maturity securities	(2,413)	(2,359)	Interest income on investment securities
Total reclassifications for the period	(3,603)	(2,359)	Income before income taxes
Income tax effect	755	495	Provision for income taxes
Total reclassifications for the period	$(2,848)	$(1,864)	Net income

4.	INVESTMENT SECURITIES

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

The Company did not record any allowance for credit losses on its available-for-sale or held-to-maturity securities. The Company excludes accrued interest receivable from the amortized cost basis of investment securities disclosed throughout this footnote. As of December 31, 2025 and 2024, accrued interest receivable for investment securities totaled $3.2 million and $3.4 million, respectively, and is included in the accrued interest receivable line in the consolidated balance sheets. Amortized cost and fair value of investment securities as of the period indicated are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2025
Held-to-maturity securities:
Agency - GSE	$83,620	$-	$(4,148)	$79,472
Obligations of states and political subdivisions	143,719	-	(20,054)	123,665

Total held-to-maturity securities	$227,339	$-	$(24,202)	$203,137

Available-for-sale debt securities:
Agency - GSE	$26,356	$-	$(1,734)	$24,622
Obligations of states and political subdivisions	114,782	43	(12,005)	102,820
MBS - GSE residential	191,874	12	(22,721)	169,165

Total available-for-sale debt securities	$333,012	$55	$(36,460)	$296,607

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2024
Held-to-maturity securities:
Agency - GSE	$82,486	$-	$(8,092)	$74,394
Obligations of states and political subdivisions	143,278	-	(23,097)	120,181

Total held-to-maturity securities	$225,764	$-	$(31,189)	$194,575

Available-for-sale debt securities:
Agency - GSE	$31,273	$-	$(3,073)	$28,200
Obligations of states and political subdivisions	135,149	-	(15,891)	119,258
MBS - GSE residential	217,858	-	(33,859)	183,999

Total available-for-sale debt securities	$384,280	$-	$(52,823)	$331,457

The amortized cost and fair value of debt securities at December 31, 2025 by contractual maturity are shown below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
Due in one year or less	$-	$-
Due after one year through five years	51,190	49,395
Due after five years through ten years	75,670	69,466
Due after ten years	100,479	84,276
Total held-to-maturity securities	$227,339	$203,137

Available-for-sale securities:
Debt securities:
Due in one year or less	$6,693	$6,578
Due after one year through five years	31,554	29,281
Due after five years through ten years	5,335	4,776
Due after ten years	97,125	86,807

MBS - GSE residential	191,440	169,165
Total available-for-sale debt securities	$332,147	$296,607

There was  $0.4 million increase to the carrying value of municipal AFS securities and a $0.4 million increase to the carrying value of mortgage-backed securities resulting from the interest rate swap that was not included in the maturity table above.

Actual maturities will differ from contractual maturities because issuers and borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Agency – GSE and municipal securities are included based on their original stated maturity. MBS – GSE residential, which are based on weighted-average lives and subject to monthly principal pay-downs, are listed in total. Most of the securities have fixed rates or have predetermined scheduled rate changes and many have call features that allow the issuer to call the security at par before its stated maturity without penalty.

Some of the Company’s debt securities are pledged to secure trust funds, public deposits, short-term borrowings, FHLB advances, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law. Securities pledged at December 31, 2025 had a carrying amount of $307.4 million and were pledged to secure public deposits, trust client deposits, borrowings and derivative instruments.

Gross realized gains and losses from sales, determined using specific identification, for the periods indicated were as follows:

	December 31,
(dollars in thousands)	2025	2024

Gross realized gains	$199	$-
Gross realized losses	(1,389)	-
Net loss	$(1,190)	$-

The following table presents the fair value and gross unrealized losses of investments aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of the period indicated:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

December 31, 2025
Agency - GSE	$-	$-	$104,094	$(5,882)	$104,094	$(5,882)
Obligations of states and political subdivisions	-	-	223,894	(31,627)	223,894	(31,627)
MBS - GSE residential	7,641	(74)	159,047	(22,214)	166,688	(22,288)
Total	$7,641	$(74)	$487,035	$(59,723)	$494,676	$(59,797)
Number of securities	5		388		393

December 31, 2024
Agency - GSE	$-	$-	$102,594	$(11,165)	$102,594	$(11,165)
Obligations of states and political subdivisions	384	(11)	239,055	(38,469)	239,439	(38,480)
MBS - GSE residential	15,050	(253)	168,949	(33,099)	183,999	(33,352)
Total	$15,434	$(264)	$510,598	$(82,733)	$526,032	$(82,997)
Number of securities	8		416		424

There was a $0.8 million and $1.0 million increase to the carrying value of AFS securities resulting from the interest rate swap that increased the unrealized loss position at December 31, 2025 and 2024, respectively, that was not included in the table above.

The Company had 393 debt securities in an unrealized loss position at  December 31, 2025, including 44 agency-GSE securities, 141 MBS – GSE residential securities and 208 municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at December 31, 2025: 5.35% for agency - GSE, 11.79% for total MBS-GSE residential; and 12.38% for municipals. Management has no intent to sell any securities in an unrealized loss position as of December 31, 2025.

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

5.	LOANS AND LEASES

The classifications of loans and leases at December 31, 2025 and 2024 are summarized as follows:

(dollars in thousands)	December 31, 2025	December 31, 2024
Commercial and industrial:
Commercial	$220,526	$172,834
Municipal	120,604	101,706
Commercial real estate:
Non-owner occupied	416,521	394,219
Owner occupied	340,808	304,889
Construction	56,684	50,930
Consumer:
Home equity installment	53,973	54,214
Home equity line of credit	70,195	58,130
Auto loans - Recourse	10,139	11,389
Auto loans - Non-recourse	43,852	75,440
Direct finance leases	19,666	27,827
Other	28,463	23,848
Residential:
Real estate	515,489	504,815
Construction	15,685	20,507
Total	1,912,605	1,800,748
Less:
Allowance for credit losses on loans	(20,168)	(19,666)
Unearned lease revenue	(1,454)	(1,946)
Loans and leases, net	$1,890,983	$1,779,136

Total unamortized net costs and premiums included in loan totals were as follows:

(dollars in thousands)	December 31, 2025	December 31, 2024
Net unamortized fair value mark discount on acquired loans	$(3,532)	$(4,867)
Net unamortized deferred loan origination costs	4,798	4,981
Total	$1,266	$114

The Company excludes accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of December 31, 2025 and 2024, accrued interest receivable for loans totaled $6.5 million and $6.3 million, respectively, and is included in the accrued interest receivable line in the consolidated balance sheets and is excluded from the estimate of credit losses.

Direct finance leases include the lease receivable and the guaranteed lease residual. Unearned lease revenue represents the difference between the Company’s investment in the property and the gross investment in the lease. Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgages serviced for others amounted to $513.6 million as of December 31, 2025 and $495.4 million as of December 31, 2024. Mortgage servicing rights amounted to $1.1 million and $1.3 million as of December 31, 2025 and 2024, respectively.

Non-accrual loans

Non-accrual loans and loans past due over 89 days still accruing, segregated by class, at December 31, 2025 and 2024, were as follows:

(dollars in thousands)	Non-accrual With No Allowance for Credit Loss	Non-accrual With an Allowance for Credit Loss	Total Non-accrual	Loans Past Due Over 89 Days Still Accruing
At December 31, 2025
Commercial and industrial:
Commercial	$49	$-	$49	$-
Commercial real estate:
Non-owner occupied	591	-	591	-
Owner occupied	550	-	550	-
Consumer:
Home equity installment	130	-	130	-
Home equity line of credit	218	-	218	-
Auto loans - Non-recourse	13	49	62	-
Residential:
Real estate	292	-	292	-
Total	$1,843	$49	$1,892	$-

(dollars in thousands)	Non-accrual With No Allowance for Credit Loss	Non-accrual With an Allowance for Credit Loss	Total Non-accrual	Loans Past Due Over 89 Days Still Accruing
At December 31, 2024
Commercial and industrial:
Commercial	$35	$2,673	$2,708	$-
Commercial real estate:
Non-owner occupied	711	-	711	-
Owner occupied	2,505	84	2,589	-
Consumer:
Home equity installment	41	-	41	-
Home equity line of credit	281	180	461	-
Auto loans - Non-recourse	52	-	52	-
Direct finance leases	-	-	-	32
Other	20	-	20	-
Residential:
Real estate	549	212	761	-
Total	$4,194	$3,149	$7,343	$32

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

Upon the Company's determination that a non-accrual loan has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The allowance for credit losses (ACL) may be increased, adjustments may be made in the allocation of the ACL or partial charge-offs may be taken to further write-down the carrying value of the loan.

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

The following table presents the amortized cost basis of loans at  December 31, 2025 and 2024 that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2025 and 2024, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Loans modified during the twelve months ended:
(dollars in thousands)	December 31, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Commercial real estate:
Owner occupied	$-	$367	$793	$-	$-	$-	0.34%
Total	$-	$367	$793	$-	$-	$-

	Loans modified during the twelve months ended:
(dollars in thousands)	December 31, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Commercial and industrial:
Commercial	$-	$50	$-	$-	$-	$-	0.03%
Commercial real estate:
Non-owner occupied	-	285	-	-	-	-	0.07%
Owner occupied	-	1,528	6,627	-	-	-	2.67%
Total	$-	$1,863	$6,627	$-	$-	$-

The Company has not committed to lend additional amounts to the borrowers included in the previous tables.

The following tabled represents the performance of such loans that have been modified in the last 12 months as of December 31, 2025 and 2024:

(dollars in thousands)	December 31, 2025
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due

Commercial real estate:
Owner occupied	$793	$-	$367	$-	$367
Total	$793	$-	$367	$-	$367

(dollars in thousands)	December 31, 2024
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due

Commercial and industrial:
Commercial	$-	$50	$-	$-	$50
Commercial real estate:
Non-owner occupied	-	-	-	285	285
Owner occupied	8,155	-	-	-	-
Total	$8,155	$50	$-	$285	$335

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the twelve months ended December 31, 2025 and 2024:

(dollars in thousands)	December 31, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Months)

Commercial real estate:
Owner occupied	$-	-%	35.0
Total	$-	-%	35.0

(dollars in thousands)	December 31, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Months)

Commercial real estate:
Owner occupied	$-	-%	12.0
Total	$-	-%	12.0

The following table provides the amortized cost basis of financing receivables that had a payment default during the twelve months ended December 31, 2025 and 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty:

Loans modified within the previous twelve months that subsequently defaulted:
(dollars in thousands)	December 31, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction

Commercial real estate:
Owner occupied	$-	$367	$-	$-
Total	$-	$367	$-	$-

Loans modified within the previous twelve months that subsequently defaulted:
(dollars in thousands)	December 31, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction

Commercial and industrial:
Commercial	$-	$50	$-	$-
Commercial real estate:
Non-owner occupied	-	285	-	-
Total	$-	$335	$-	$-

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

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
December 31, 2025	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial:
Commercial	$13	$30	$49	$92	$220,434	$220,526		$-
Municipal	-	-	-	-	120,604	120,604		-
Commercial real estate:				-
Non-owner occupied	-	-	591	591	415,930	416,521		-
Owner occupied	524	367	550	1,441	339,367	340,808		-
Construction	-	-	-	-	56,684	56,684		-
Consumer:				-
Home equity installment	110	-	130	240	53,733	53,973		-
Home equity line of credit	90	23	218	331	69,864	70,195		-
Auto loans - Recourse	126	58	-	184	9,955	10,139		-
Auto loans - Non-recourse	327	33	62	422	43,430	43,852		-
Direct finance leases	99	-	-	99	18,113	18,212	(2)	-
Other	110	16	-	126	28,337	28,463		-
Residential:				-
Real estate	-	1,100	292	1,392	514,097	515,489		-
Construction	-	-	-	-	15,685	15,685		-
Total	$1,399	$1,627	$1,892	$4,918	$1,906,233	$1,911,151		$-

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.5 million. (3) Includes net deferred loan costs of $4.8 million and net unamortized fair value mark discount on acquired loans of $3.5 million.

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

Loss

Loans in the category are considered to be uncollectable and charged off.

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

Loans in bankruptcy are classified Loss and charged off within 60 days of receipt of notification of filing from the bankruptcy court unless the Company can clearly demonstrate and document that repayment is likely to occur. Loans with collateral are written down to the value of the collateral, less cost to sell. Any loan balance not charged off is classified Substandard until the borrower re-establishes the ability and willingness to repay for a period of at least six months.

The following table presents loans including $4.8 million and $5.0 million of deferred costs, and $3.5 million and $4.9 million of fair value mark discount, segregated by class and vintage, categorized into the appropriate credit quality indicator category as of December 31, 2025 and 2024, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

As of  December 31, 2025

(dollars in thousands)

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk Rating
Pass	$60,440	$21,499	$18,728	$7,861	$9,148	$14,074	$86,091	$-	$217,841
Special Mention	-	-	-	-	-	-	1,866	-	1,866
Substandard	-	-	26	54	23	711	5	-	819
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	$60,440	$21,499	$18,754	$7,915	$9,171	$14,785	$87,962	$-	$220,526
Current period gross write-offs	$-	$-	$-	$4	$285	$87	$-	$-	$376

Commercial and industrial - municipal
Risk Rating
Pass	$35,460	$7,358	$16,254	$12,309	$23,133	$25,315	$775	$-	$120,604
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial - municipal	$35,460	$7,358	$16,254	$12,309	$23,133	$25,315	$775	$-	$120,604
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - non-owner occupied
Risk Rating
Pass	$46,440	$72,796	$38,770	$63,975	$60,663	$117,713	$12,692	$-	$413,049
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	11	413	3,048	-	-	3,472
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	$46,440	$72,796	$38,770	$63,986	$61,076	$120,761	$12,692	$-	$416,521
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied
Risk Rating
Pass	$57,365	$55,330	$34,577	$30,738	$38,610	$96,631	$17,008	$-	$330,259
Special Mention	-	885	-	-	-	867	885	-	2,637
Substandard	-	329	-	93	454	7,036	-	-	7,912
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	$57,365	$56,544	$34,577	$30,831	$39,064	$104,534	$17,893	$-	$340,808
Current period gross write-offs	$-	$-	$-	$-	$56	$-	$-	$-	$56

Commercial real estate - construction
Risk Rating
Pass	$24,353	$20,344	$10,095	$-	$-	$-	$1,892	$-	$56,684
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - construction	$24,353	$20,344	$10,095	$-	$-	$-	$1,892	$-	$56,684
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

As of  December 31, 2025

(dollars in thousands)

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Home equity installment
Payment performance
Performing	$9,132	$6,090	$5,823	$12,992	$6,821	$12,985	$-	$-	$53,843
Non-performing	-	-	-	-	-	130	-	-	130
Total home equity installment	$9,132	$6,090	$5,823	$12,992	$6,821	$13,115	$-	$-	$53,973
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity line of credit
Payment performance
Performing	$-	$-	$-	$-	$-	$-	$60,872	$9,105	$69,977
Non-performing	-	-	-	-	-	-	218	-	218
Total home equity line of credit	$-	$-	$-	$-	$-	$-	$61,090	$9,105	$70,195
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$5	$-	$5

Auto loans - recourse
Payment performance
Performing	$3,227	$3,077	$1,349	$814	$914	$758	$-	$-	$10,139
Non-performing	-	-	-	-	-	-	-	-	-
Total auto loans - recourse	$3,227	$3,077	$1,349	$814	$914	$758	$-	$-	$10,139
Current period gross write-offs	$-	$-	$7	$-	$-	$-	$-	$-	$7

Auto loans - non-recourse
Payment performance
Performing	$1,478	$3,486	$17,561	$15,849	$4,448	$968	$-	$-	$43,790
Non-performing	-	-	34	15	11	2	-	-	62
Total auto loans - non-recourse	$1,478	$3,486	$17,595	$15,864	$4,459	$970	$-	$-	$43,852
Current period gross write-offs	$8	$30	$47	$15	$69	$31	$-	$-	$200

Direct finance leases (1)
Payment performance
Performing	$6,441	$5,724	$4,976	$988	$83	$-	$-	$-	$18,212
Non-performing	-	-	-	-	-	-	-	-	-
Total direct finance leases	$6,441	$5,724	$4,976	$988	$83	$-	$-	$-	$18,212
Current period gross write-offs	$-	$-	$3	$2	$3	$-	$-	$-	$8

Consumer - other
Payment performance
Performing	$12,662	$6,677	$4,078	$975	$576	$1,809	$1,686	$-	$28,463
Non-performing	-	-	-	-	-	-	-	-	-
Total consumer - other	$12,662	$6,677	$4,078	$975	$576	$1,809	$1,686	$-	$28,463
Current period gross write-offs	$25	$30	$63	$27	$7	$51	$-	$-	$203

Residential real estate
Payment performance
Performing	$29,907	$49,337	$59,281	$84,411	$131,618	$160,643	$-	$-	$515,197
Non-performing	-	-	-	-	-	292	-	-	292
Total residential real estate	$29,907	$49,337	$59,281	$84,411	$131,618	$160,935	$-	$-	$515,489
Current period gross write-offs	$-	$-	$56	$-	$-	$17	$-	$-	$73

Residential - construction
Payment performance
Performing	$10,937	$4,748	$-	$-	$-	$-	$-	$-	$15,685
Non-performing	-	-	-	-	-	-	-	-	-
Total residential - construction	$10,937	$4,748	$-	$-	$-	$-	$-	$-	$15,685
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

(1) Net of unearned lease revenue of $1.5 million.

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

Collateral dependent loans

Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the financial asset is expected to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. The following table presents the individually evaluated, collateral dependent loans as of December 31, 2025 and 2024:

(dollars in thousands)	Real Estate	Other	Total Collateral-Dependent Loans
At December 31, 2025
Commercial and industrial:
Commercial	$-	$49	$49
Commercial real estate:
Non-owner occupied	591	-	591
Owner occupied	550	-	550
Consumer:
Home equity installment	130	-	130
Home equity line of credit	218	-	218
Auto loans - Non-recourse	-	62	62
Residential:
Real estate	292	-	292
Total	$1,781	$111	$1,892

(dollars in thousands)	Real Estate	Other	Total Collateral-Dependent Loans
At December 31, 2024
Commercial and industrial:
Commercial	$-	$2,708	$2,708
Commercial real estate:
Non-owner occupied	711	-	711
Owner occupied	2,589	-	2,589
Consumer:
Home equity installment	41	-	41
Home equity line of credit	461	-	461
Auto loans - Non-recourse	-	52	52
Other	20	-	20
Residential:
Real estate	761	-	761
Total	$4,583	$2,760	$7,343

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

Information related to the change in the allowance for credit losses on loans and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the year ended December 31, 2025
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,345	$8,943	$2,377	$5,989	$12	$19,666
Charge-offs	(376)	(56)	(423)	(73)	-	(928)
Recoveries	156	65	136	18	-	375
Provision (benefit) for credit losses	606	(146)	83	470	42	1,055
Ending balance	$2,731	$8,806	$2,173	$6,404	$54	$20,168

As of and for the year ended December 31, 2024
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$1,850	$8,835	$2,391	$5,694	$36	$18,806
Charge-offs	(399)	(132)	(419)	-	-	(950)
Recoveries	12	352	76	45	-	485
Provision (benefit) for credit losses	882	(112)	329	250	(24)	1,325
Ending balance	$2,345	$8,943	$2,377	$5,989	$12	$19,666

Unfunded commitments

The Company's allowance for credit losses on unfunded commitments is recognized as a liability on the consolidated balance sheets, with adjustments to the reserve recognized in the provision for credit losses on unfunded commitments on the consolidated statements of income. The Company's activity in the allowance for credit losses on unfunded commitments for the period was as follows:

(dollars in thousands)	For the Twelve Months Ended December 31, 2025	For the Twelve Months Ended December 31, 2024
Beginning balance	$1,084	$944
Provision for credit losses	215	140
Ending balance	$1,299	$1,084

Direct finance leases

The Company originates direct finance leases through three automobile dealerships. The carrying amount of the Company’s lease receivables, net of unearned income, was $3.4 million and $4.5 million as of December 31, 2025 and 2024, respectively. The residual value of the direct finance leases is fully guaranteed by the dealerships. Residual values amounted to $14.5 million and $20.9 million at December 31, 2025 and 2024, respectively, and are included in the carrying value of direct finance leases. As of December 31, 2025, there was also $321 thousand in deferred lease expense included in the carrying value of direct finance leases that is not included in the table below.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2026	$10,086
2027	5,394
2028	2,885
2029	700
2030	280
2031 and thereafter	-
Total future minimum lease payments receivable	19,345
Less: Unearned income	(1,454)
Cash flows to be received, net of unearned income	$17,891

6.	BANK PREMISES AND EQUIPMENT

Components of bank premises and equipment are summarized as follows:

	As of December 31,
(dollars in thousands)	2025	2024

Land	$2,965	$3,194
Bank premises	20,744	23,231
Furniture, fixtures and equipment	15,436	15,517
Leasehold improvements	11,337	11,336
Construction in process	22,254	6,370

Total	72,736	59,648

Less accumulated depreciation and amortization	(23,786)	(23,734)

Bank premises and equipment, net	$48,950	$35,914

Depreciation expense, which includes amortization of leasehold improvements, was $2.3 million and $2.4 million for the years ended December 31, 2025 and 2024, respectively. The estimated useful life was 40 years for bank premises, 3 to 7 years for furniture and fixtures and for leasehold improvements was the term of the lease.

7.	DEPOSITS

The scheduled maturities of certificates of deposit as of December 31, 2025 were as follows:

(dollars in thousands)	Amount	Percent
2026	$339,469	96.2%
2027	8,608	2.5
2028	1,791	0.5
2029	1,154	0.3
2030	1,085	0.3
2031 and thereafter	869	0.2

Total	$352,976	100.0%

Certificates of deposit of $250,000 or more aggregated $110.0 million and $108.8 million at December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, $1.3 million and $0.7 million of overdraft deposits have been reclassified as loan balances.

As of December 31, 2025, available-for-sale investment securities with a combined fair value of $296.6 million and held-to-maturity investment securities with a combined carrying value of $227.3 million were available to be pledged as qualifying collateral to secure public deposits and trust funds. The Company required $297.5 million of the qualifying collateral to secure such deposits as of December 31, 2025 and the balance of $226.4 million was available for other pledging needs.

8.	SHORT-TERM BORROWINGS

As of December 31, 2025, other short-term borrowings were comprised of two 1-year forgivable notes totaling $20 thousand. As of December 31, 2024, there were no other short-term borrowings.

The maximum and average amounts of short-term borrowings outstanding and related interest rates as of the periods indicated are as follows:

	Maximum		Weighted-
	outstanding		average
	at any	Average	rate during	Rate at
(dollars in thousands)	month end	outstanding	the year	year-end
December 31, 2025
Overnight borrowings	$-	$4	4.69%	-%
Other short-term borrowings	20	12	-	-
Total	$20	$16

December 31, 2024
Overnight borrowings	$73,120	$4,121	5.52%	-%
Federal Reserve Bank Term Funding Program	57,000	28,325	4.69	-
Total	$130,120	$32,446

Overnight borrowings may include Fed funds purchased from correspondent banks, open repurchase agreements with the FHLB and borrowings at the Discount Window from the Federal Reserve Bank of Philadelphia (FRB).

FHLB borrowings are collateralized by a blanket lien on all commercial and residential real estate loans. At December 31, 2025, the Company had $812.7 million available to borrow from the FHLB, $30.0 million from correspondent banks and $145.0 million that it could borrow at the FRB.

9.	FHLB ADVANCES AND OTHER BORROWINGS

The Company had no FHLB advances as of December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the Company had secured borrowings with a carrying value of $6.0 million and $6.2 million related to certain acquired sold loan participations that did not qualify for sales treatment. The carrying value includes a $38 thousand and $42 thousand purchase accounting fair value adjustment as of  December 31, 2025 and 2024.

The maturity and weighted-average interest rate of secured borrowings as of the periods indicated is as follows:

	As of December 31, 2025
(dollars in thousands)	Amount	Rate

2026	$-	-%
2027	-	-
2028	-	-
2029	-	-
2030	1,060	4.55
2031 and thereafter	4,897	5.78
Total	$5,957	5.56%

10.	STOCK PLANS

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

In the 2022 Omnibus Stock Incentive Plan, the Company has reserved 500,000 shares of its no-par common stock for future issuance. The Company recognizes share-based compensation expense over the requisite service or vesting period. Since 2019, the Company has approved a Long-Term Incentive Plan (LTIP) each year that awarded restricted stock and/or stock-settled stock appreciation rights (SSARs) to senior officers and managers based on the attainment of performance goals. The SSARs awards have a ten-year term from the date of each grant.

During the first quarter of 2025, the Company approved a LTIP and awarded restricted stock to senior officers and managers in February 2025 based on 2024 performance. During the fourth quarter of 2025, the Company awarded 250 shares of restricted stock to one new employee.

During the first quarter of 2024, the Company approved a LTIP and awarded restricted stock to senior officers and managers in February 2024 based on 2023 performance.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during 2025 and 2024 under the 2022 stock incentive plans:

	2025			2024
			Weighted-			Weighted-
	Shares		average grant	Shares		average grant
	granted		date fair value	granted		date fair value

Omnibus plan	15,200	(2)	$45.09	10,000	(2)	$46.96
Omnibus plan	1,588	(2)	45.09	1,558	(2)	46.96
Omnibus plan	17,065	(3)	45.09	10,871	(3)	46.96
Omnibus plan	50	(1)	45.09	50	(1)	46.96
Omnibus plan	250	(3)	43.47	-		-
Total	34,153		$45.08	22,479		$46.96
(1) Vest after 1 year (2) Vest after 3 years – 33% each year (3) Vest fully after 3 years

The fair value of the shares granted in 2025 and 2024 was calculated using the grant date closing stock price.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	2012 & 2022 Stock incentive plans
	Director	Omnibus	Total	Weighted- average grant date fair value
Non-vested balance at December 31, 2023	12,519	61,200	73,719	$50.03
Granted	-	22,479	22,479	46.96
Forfeited	-	(1,705)	(1,705)	48.45
Vested	(7,719)	(18,149)	(25,868)	51.03
Non-vested balance at December 31, 2024	4,800	63,825	68,625	$48.68
Granted	-	34,153	34,153	45.08
Forfeited	-	(9,541)	(9,541)	47.29
Vested	(4,800)	(23,059)	(27,859)	49.38
Non-vested balance at December 31, 2025	-	65,378	65,378	$46.71

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2023	64,326	$11.59	3.8
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding December 31, 2024	64,326	$11.59	2.8
Granted	-	-
Exercised	(4,322)	3.48
Forfeited	(6,966)	14.42
Outstanding December 31, 2025	53,038	$11.87	1.9

During the year-ended December 31, 2025, there were 4,322 SSARs exercised. The intrinsic value recorded for these SSARs was $15,020. The tax deduction realized from the exercise of these SSARs was $102,151 resulting in a tax benefit of $21,452. There were no SSARs exercised during the year-ended December 31, 2024.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the years ended December 31, 2025 and 2024 and the unrecognized stock-based compensation expense as of December 31, 2025:

(dollars in thousands)	2025	2024
Stock-based compensation expense:
2012 Director stock incentive plan	$30	$259
2012 Omnibus stock incentive plan	19	263
2022 Omnibus stock incentive plan	1,016	803
Employee stock purchase plan	27	126
Total stock-based compensation expense	$1,092	$1,451

As of
(dollars in thousands)	December 31, 2025
Unrecognized stock-based compensation expense:
2022 Omnibus stock incentive plan	$1,402

The unrecognized stock-based compensation expense as of December 31, 2025 will be recognized ratably over the periods ended November 2028 for the 2022 Omnibus Stock Incentive Plan.

In addition to the 2022 stock incentive plan, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined. As of December 31, 2025, 113,997 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

11.	INCOME TAXES

Pursuant to the accounting guidelines related to income taxes, the Company has evaluated its material tax positions as of December 31, 2025 and 2024. Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. In periods subsequent to December 31, 2025, determinations of potentially adverse material tax positions will be evaluated to determine whether an uncertain tax position may have previously existed or has been originated. In the event an adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with the Internal Revenue Service (IRS) guidelines, and will be recorded as a component of other expenses in the Company’s consolidated statements of income.

As of December 31, 2025, there were no unrecognized tax benefits that, if recognized, would significantly affect the Company’s effective tax rate. Also, there were no penalties and interest recognized in the consolidated statements of income in 2025 or 2024 as a result of management’s evaluation of whether an uncertain tax position may exist nor does the Company foresee a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the forthcoming twelve months. Tax returns filed with the IRS are subject to review by law under a three-year statute of limitations. The Company has not received notification from the IRS regarding adverse tax issues for the current year or from tax returns filed for tax years 2024, 2023, or 2022.

The following temporary differences gave rise to the net deferred tax asset, a component of other assets in the consolidated balance sheets, as of the periods indicated:

	As of December 31,
(dollars in thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses on loans	$4,235	$4,130
Net unrealized losses on available-for-sale securities	10,820	14,773
Deferred interest from non-accrual assets	145	216
Operating lease liabilities	2,112	2,040
Acquisition accounting	581	775
Other	1,644	1,485
Total	19,537	23,419

Deferred tax liabilities:
Loan fees and costs	(1,937)	(1,982)
Automobile leasing	(3,081)	(4,396)
Operating lease right-of-use assets	(1,903)	(1,845)
Depreciation	(1,505)	(1,588)
Mortgage loan servicing rights	(240)	(283)
Total	(8,666)	(10,094)
Deferred tax asset, net	$10,871	$13,325

The components of the total provision (benefit) for income taxes for the years indicated are as follows:

	Years ended December 31,
(dollars in thousands)	2025	2024

Current income taxes:
Federal taxes	$6,380	$4,185
State taxes	64	66
Total current income taxes	6,444	4,251
Deferred income taxes:
Federal taxes	(1,499)	(1,173)
State taxes	-	-
Total deferred income taxes	(1,499)	(1,173)
Total provision for income taxes	$4,945	$3,078

The reconciliation between the expected statutory income tax and the actual provision for income taxes is as follows:

	Years ended December 31,

(dollars in thousands)	2025		2024
Provision at the statutory rate	$6,960	21.0%	$5,013	21.0%
Effect of:
State income tax, net of federal benefit (1)	50	0.1	52	(0.1)
Tax-exempt income	(2,462)	(7.4)	(2,398)	(10.1)
Bank owned life insurance	(333)	(1.0)	(284)	(1.2)
Nondeductible interest expense	1,160	3.5	1,173	4.9
Tax credits	(228)	(0.7)	(522)	(2.1)
Discount on purchased renewable energy tax credits	(296)	(0.9)	-	-
Other, net	94	0.3	44	0.5
Actual provision for income taxes	$4,945	14.9%	$3,078	12.9%

(1) State taxes of New Jersey made up the majority (greater than 50% of the tax effect in this category).

During 2025, the Company purchased renewable energy tax credits and calculated a provision for income tax discount of $296 thousand. The Company will carryforward $460 thousand to be applied to the provision for income tax in future periods as the credit is utilized.

12.	RETIREMENT PLAN

The Company has a defined contribution profit sharing 401(k) plan covering substantially all of its employees. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Contributions to the plan approximated $1.0 million and $1.0 million in 2025 and 2024, respectively.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments:

December 31, 2025
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$148,060	$148,060	$148,060	$-	$-
Held-to-maturity securities	227,339	203,137	-	203,137	-
Available-for-sale debt securities	296,607	296,607	-	296,607	-
Restricted investments in bank stock	4,373	4,373	-	4,373	-
Loans and leases, net	1,890,983	1,798,610	-	-	1,798,610
Loans held-for-sale	573	588	-	588	-
Accrued interest receivable	9,673	9,673	-	9,673	-
Interest rate swaps	147	147	-	147	-
Financial liabilities:
Deposits with no stated maturities	2,114,377	2,114,377	-	2,114,377	-
Time deposits	352,976	351,984	-	351,984	-
Short-term borrowings	20	20	-	20	-
Secured borrowings	5,995	5,738	-	-	5,738
Accrued interest payable	5,707	5,707	-	5,707	-
Interest rate swaps	1,011	1,011	-	1,011	-

December 31, 2024
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$83,353	$83,353	$83,353	$-	$-
Held-to-maturity securities	225,764	194,575	-	194,575	-
Available-for-sale debt securities	331,457	331,457	-	331,457	-
Restricted investments in bank stock	3,961	3,961	-	3,961	-
Loans and leases, net	1,779,136	1,672,690	-	-	1,672,690
Loans held-for-sale	2,054	2,089	-	2,089	-
Accrued interest receivable	9,632	9,632	-	9,632	-
Interest rate swaps	209	209	-	209	-
Financial liabilities:
Deposits with no stated maturities	2,001,920	2,001,920	-	2,001,920	-
Time deposits	338,900	337,629	-	337,629	-
Secured borrowings	6,266	5,723	-	-	5,723
Accrued interest payable	4,988	4,988	-	4,988	-
Interest rate swaps	1,224	1,224	-	1,224	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Agency - GSE	$24,622	$-	$24,622	$-
Obligations of states and political subdivisions	102,820	-	102,820	-
MBS - GSE residential	169,165	-	169,165	-
Total available-for-sale debt securities	$296,607	$-	$296,607	$-
Interest rate swaps	147	-	147	-
Total assets	$296,754	$-	$296,754	$-

Liabilities:
Interest rate swaps	$1,011	$-	$1,011	$-
Total liabilities	$1,011	$-	$1,011	$-

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Agency - GSE	$28,200	$-	$28,200	$-
Obligations of states and political subdivisions	119,258	-	119,258	-
MBS - GSE residential	183,999	-	183,999	-
Total available-for-sale debt securities	$331,457	$-	$331,457	$-
Interest rate swaps	209	-	209	-
Total assets	$331,666	$-	$331,666	$-

Liabilities:
Interest rate swaps	$1,224	$-	$1,224	$-
Total liabilities	$1,224	$-	$1,224	$-

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

There were no changes in Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending December 31, 2025 and 2024, respectively.

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

			Quoted prices in	Significant other	Significant other
		Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	Valuation techniques	at December 31, 2025	(Level 1)	(Level 2)	(Level 3)

Individually evaluated loans	Fair value of collateral appraised value	$40	$-	$-	$40
Other real estate owned	Fair value of asset less selling costs	324	-	-	324
Other repossessed assets	Fair value of asset less selling costs	2	-	-	2
Total		$366	$-	$-	$366

			Quoted prices in	Significant other	Significant other
		Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	Valuation techniques	at December 31, 2024	(Level 1)	(Level 2)	(Level 3)

Individually evaluated loans	Fair value of collateral appraised value	$2,810	$-	$-	$2,810
Other repossessed assets	Fair value of asset less selling costs	1	-	-	1
Total		$2,811	$-	$-	$2,811

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

Valuation techniques for individually evaluated, collateral dependent loans are typically determined through independent appraisals of the underlying collateral or may be determined through present value of discounted cash flows. Both techniques include various Level 3 inputs which are not readily observable. The valuation technique may be adjusted by management for estimated liquidation expenses and qualitative factors such as economic conditions. If real estate is not the primary source of repayment, present value of discounted cash flows and estimates using generally accepted industry liquidation advance rates and other factors may be utilized to determine fair value.

At December 31, 2025, the net realizable values of all individually evaluated, real estate secured collateral dependent loans were higher than the amortized costs, therefore, there were no observable discounts.  At December 31, 2024, the range of liquidation expenses and other valuation adjustments applied to individually evaluated, collateral dependent loans ranged from -13.81% to -31.19%. At December 31, 2024, the weighted average of liquidation expenses and other valuation adjustments applied to individually evaluated, collateral dependent loans amounted to -24.85% as of December 31, 2024, respectively. Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed. Accordingly, fair value estimates for individually evaluated, collateral dependent loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not readily observable. Appraisals form the basis for determining the net realizable value from these properties. Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business. Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions. Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs. These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions. At  December 31, 2025 and 2024, the net realizable values of properties in ORE were higher than the carrying value.

At December 31, 2025, there was one other repossessed asset totaling $2 thousand. At December 31, 2024, there was one repossessed asset totaling $1 thousand. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.

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

The notional amount of the Company’s financial instruments with off-balance sheet risk was as follows:

	December 31,
(dollars in thousands)	2025	2024
Off-balance sheet financial instruments:
Commitments to extend credit	$511,017	$455,510
Standby letters of credit	28,005	30,552

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

The following table summarizes outstanding financial letters of credit, by maturity, as of December 31, 2025:

		More than
	Less than	one year to	Over five
(dollars in thousands)	one year	five years	years	Total
Secured by:
Collateral	$18,732	$2,810	$1,122	$22,664
Bank lines of credit	3,380	60	347	3,787
Other	657	—	—	657
	22,769	2,870	1,469	27,108
Unsecured	897	—	—	897
Total	$23,666	$2,870	$1,469	$28,005

The Company has not incurred losses on its commitments in 2025 and 2024.

14.	EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards. The Company maintains one active share-based compensation plan that may generate additional potentially dilutive common shares. For granted and unexercised stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued SSARs were exercised and converted into common stock. As of the years ended December 31, 2025 and 2024, there were 7,910 and 9,211 potentially dilutive shares related to issued and unexercised SSARs. The calculation did not include 45,087 weighted average unexercised SSARs because their effect was antidilutive as of December 31, 2025. For restricted stock, dilution would occur from the Company’s previously granted but unvested shares. There were 24,999 and 30,954 potentially dilutive shares related to unvested restricted share grants as of the years ended December 31, 2025 and 2024, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the years indicated:

	2025	2024
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$28,198	$20,794
Weighted-average common shares outstanding	5,764,287	5,732,532
Basic EPS	$4.89	$3.63

Diluted EPS:
Net income available to common shareholders	$28,198	$20,794
Weighted-average common shares outstanding	5,764,287	5,732,532
Potentially dilutive common shares	32,909	40,165
Weighted-average common and potentially dilutive shares outstanding	5,797,196	5,772,697
Diluted EPS	$4.86	$3.60

15.	REGULATORY MATTERS

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%. As of December 31, 2025 and 2024, the Bank exceeded all capital adequacy requirements to which it was subject.

The following table reflects the actual and required capital and the related capital ratios as of the periods indicated. No amounts were deducted from capital for interest-rate risk in either 2025 or 2024.

	Actual		Minimum for capital adequacy purposes				Minimum for capital adequacy purposes with capital conservation buffer*		Minimum to be well capitalized under prompt corrective action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of December 31, 2025

Total capital (to risk-weighted assets)
Consolidated	$280,783	14.8%	≥	$151,947	8.0%	≥	$199,430	10.5%		N/A	N/A
Bank	$280,685	14.8%	≥	$151,932	8.0%	≥	$199,411	10.5%	≥	$189,916	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$259,315	13.7%	≥	$85,470	4.5%	≥	$132,954	7.0%		N/A	N/A
Bank	$259,218	13.7%	≥	$85,462	4.5%	≥	$132,941	7.0%	≥	$123,445	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$259,315	13.7%	≥	$113,960	6.0%	≥	$161,444	8.5%		N/A	N/A
Bank	$259,218	13.7%	≥	$113,949	6.0%	≥	$161,428	8.5%	≥	$151,932	8.0%

Tier I capital (to average assets)
Consolidated	$259,315	9.3%	≥	$111,023	4.0%	≥	$111,023	4.0%		N/A	N/A
Bank	$259,218	9.3%	≥	$111,023	4.0%	≥	$111,023	4.0%	≥	$138,779	5.0%

As of December 31, 2024

Total capital (to risk-weighted assets)
Consolidated	$259,790	14.8%	≥	$140,617	8.0%	≥	$184,560	10.5%		N/A	N/A
Bank	$258,437	14.7%	≥	$140,596	8.0%	≥	$184,532	10.5%	≥	$175,745	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$239,039	13.6%	≥	$79,097	4.5%	≥	$123,040	7.0%		N/A	N/A
Bank	$237,687	13.5%	≥	$79,085	4.5%	≥	$123,022	7.0%	≥	$114,234	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$239,039	13.6%	≥	$105,463	6.0%	≥	$149,406	8.5%		N/A	N/A
Bank	$237,687	13.5%	≥	$105,447	6.0%	≥	$149,384	8.5%	≥	$140,596	8.0%

Tier I capital (to average assets)
Consolidated	$239,039	9.2%	≥	$103,664	4.0%	≥	$103,664	4.0%		N/A	N/A
Bank	$237,687	9.2%	≥	$103,653	4.0%	≥	$103,653	4.0%	≥	$129,567	5.0%

* The minimums under Basel III increased to include the capital conservation buffer of 2.50%.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations and Pennsylvania law limit the amount of dividends that may be paid from the Bank to the Company without prior approval of regulatory agencies. Accordingly, at December 31, 2025, $182.4 million was available for dividend distribution from the Bank to the Company in 2025.

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

	Years ended December 31,
(dollars in thousands)	2025	2024
Balance, beginning	$9,257	$10,298
Adjustments for changes in position	(1,000)	-
Additions	1,271	851
Collections	(1,288)	(1,892)

Balance, ending	$8,240	$9,257

As of December 31, 2025 and 2024, deposits from executive officers and directors were $31.4 million and $26.0 million, respectively.

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

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments in this update also require that all entities disclose on an annual basis the amount of income taxes paid disaggregated by federal, state, and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid. The amendments will require the disclosure of pre-tax income disaggregated between domestic and foreign, as well as income tax expense disaggregated by federal, state, and foreign. The amendment also eliminates certain disclosures related to unrecognized tax benefits and certain temporary differences. This ASU was effective for the year ended  December 31, 2025, and did not have a material impact on its consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025‑10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative U.S. GAAP for the recognition, measurement, and presentation of government grants received by business entities. The new guidance defines what constitutes a government grant, prescribes a recognition threshold that requires it to be probable the entity will both comply with the grant’s conditions and receive the grant, and outlines presentation principles for grants related to assets and income. The amendments exclude certain transactions from scope, including income‑tax‑related items, below‑market loans, government guarantees, intangible assets, and contributions from nongovernmental sources. The guidance is effective for public business entities for annual periods beginning after December 15, 2028, and one year later for all other entities, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures and anticipates expanded disclosures upon adoption.

In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements, which clarifies the applicability of interim reporting guidance and enhances the organization and navigability of interim disclosure requirements. The amendments introduce a disclosure principle requiring entities to disclose events occurring after the end of the most recent annual reporting period that have a material impact on the entity, and they compile a comprehensive list of interim disclosures within Topic 270. The guidance does not change the fundamental nature of interim reporting but provides clearer direction on the form, content, and required disclosures for interim financial statements. ASU 2025‑11 is effective for public business entities for interim reporting periods within fiscal years beginning after December 15, 2027, and for all other entities for interim reporting periods within fiscal years beginning after December 15, 2028, with early adoption permitted. The amendments may be applied prospectively or retrospectively. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures and expects additional disclosures upon adoption.

In December 2025, the FASB issued ASU 2025‑12, Codification Improvements, which introduces a series of technical corrections, clarifications, and incremental enhancements across various areas of the Accounting Standards Codification. These amendments address issues arising from unintended application, ambiguous language, and other minor improvements, including clarifications related to diluted earnings per share, lease receivable disclosures, beneficial interest calculations, treasury stock retirement methods, and the treatment of certain receivables. The improvements are not expected to significantly affect current accounting practices but are intended to enhance clarity, consistency, and usability throughout the Codification. The amendments are effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods, with early adoption permitted.

19.	PARENT COMPANY ONLY

The following is the condensed financial information for Fidelity D & D Bancorp, Inc. on a parent company only basis as of and for the years indicated:

Condensed Balance Sheets	As of December 31,
(dollars in thousands)	2025	2024
Assets:
Cash	$427	$1,639
Investment in subsidiary	238,763	202,617
Other assets	181	262
Total	$239,371	$204,518

Liabilities and shareholders' equity:
Liabilities	$511	$549
Capital stock and retained earnings	279,556	259,543
Accumulated other comprehensive income (loss)	(40,696)	(55,574)
Total	$239,371	$204,518

Condensed Income Statements	Years ended December 31,
(dollars in thousands)	2025	2024
Income:
Equity in undistributed earnings of subsidiary	$21,269	$13,802
Dividends from subsidiary	8,504	8,932
Total income	29,773	22,734
Operating expenses	1,976	2,421
Income before taxes	27,797	20,313
Provision for income taxes	401	481
Net income	$28,198	$20,794

Statements of Comprehensive Income	Years ended December 31,
(dollars in thousands)	2025	2024
Bancorp net loss	$(1,575)	$(1,940)
Equity in net income of subsidiary	29,773	22,734
Net income	28,198	20,794

Equity in other comprehensive income of subsidiary	14,878	893
Other comprehensive income, net of tax	14,878	893
Total comprehensive income, net of tax	$43,076	$21,687

Condensed Statements of Cash Flows	Years ended December 31,
(dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$28,198	$20,794
Adjustments to reconcile net income to net cash used in operations:
Depreciation, amortization and accretion	3	4
Equity in earnings of subsidiary	(29,773)	(22,734)
Stock-based compensation expense	1,092	1,451
Deferred income tax provision (benefit)	73	(49)
Changes in other assets and liabilities, net	(32)	(103)
Net cash used in operating activities	(439)	(637)

Cash flows provided by investing activities:
Dividends received from subsidiary	8,504	8,932
Net cash provided by investing activities	8,504	8,932

Cash flows used in financing activities:
Dividends paid, net of dividend reinvestment	(9,404)	(8,849)
Withholdings to purchase capital stock	248	280
Repurchase of shares to cover withholdings	(121)	(79)
Net cash used in financing activities	(9,277)	(8,648)
Net change in cash	(1,212)	(353)

Cash, beginning	1,639	1,992

Cash, ending	$427	$1,639

20.	EMPLOYEE BENEFITS

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers. The policies are recorded at their cash surrender values. Increases in cash surrender values are included in non-interest income in the consolidated statements of income. The policies’ cash surrender value totaled $59.4 million and $58.1 million, respectively, as of December 31, 2025 and 2024 and is reflected as an asset on the consolidated balance sheets. For the years ended December 31, 2025 and 2024, the Company has recorded income of $1.6 million and $1.5 million, respectively, due to an increase in cash surrender values and an employee added to the policy during 2024. During the year ended December 31, 2025, the Company recorded $0.2 million in additional income from a BOLI death claim. This was recorded in fees and other revenue on the consolidated statements of income.

Officer Life Insurance

The Bank enters into separate split dollar life insurance arrangements (Split Dollar Agreements) with certain officers which provide each officer a specified death benefit should the officer die while in the Bank’s employ. The Bank owns the policies and all cash values thereunder. Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary. As of December 31, 2025, the policies had total death benefits of $59.4 million of which $9.6 million would have been paid to the officer’s beneficiaries and the remaining $49.8 million would have been paid to the Bank. In addition, three executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met. As of December 31, 2025 and 2024, the Company had a balance in accrued expenses of $420 thousand and $471 thousand, respectively, for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

The Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with certain officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month until normal retirement. As of December 31, 2025 and 2024, the Company had a balance in accrued expenses of $5.4 million and $4.9 million in connection with these SERPs.

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

The Company’s operating leases, where the Company is lessee, include property, land and equipment. As of December 31, 2025, nine of the Company’s branch properties and one administrative office were leased under operating leases. In four of the branch leases, the Company leases the land from an unrelated third party, and the buildings are the Company’s own capital improvement. The Company also leases two standalone ATMs under operating leases. Additionally, the Company has one property lease and four equipment leases classified as finance leases.

The following is an analysis of the leased property under finance leases:

(dollars in thousands)	December 31, 2025	December 31, 2024

Property and equipment	$2,043	$2,043
Less accumulated depreciation and amortization	(1,286)	(1,068)
Leased property under finance leases, net	$757	$975

The following is a schedule of future minimum lease payments under finance leases together with the present value of the net minimum lease payments as of December 31, 2025:

(dollars in thousands)	Amount

2026	$229
2027	229
2028	205
2029	152
2030	13
Total minimum lease payments (a)	828
Less amount representing interest (b)	(35)
Present value of net minimum lease payments	$793

(a)	The future minimum lease payments have not been reduced by estimated executory costs (such as taxes and maintenance) since this amount was deemed immaterial by management.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate upon lease inception.

As of December 31, 2025, the Company leased its Green Ridge, Pittston, Peckville, Back Mountain, Mountain Top, Abington, Easton, Bethlehem and Wyoming branches under the terms of operating leases. During 2022, the Company entered into a new short-term lease of administrative office space in Scranton. Common area maintenance is included in variable lease payments in the table below. Supplemental cash flow and other information related to leases for the year ended December 31, are as follows:

(dollars in thousands)	2025	2024
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$218	$227
Interest on lease liabilities	22	27
Operating lease cost	720	721
Short-term lease cost	147	121
Variable lease cost	48	61
Total lease cost	$1,155	$1,157

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$22	$27
Operating cash flows from operating leases (Fixed payments)	$653	$684
Operating cash flows from operating leases (Liability reduction)	$261	$317
Financing cash flows from finance leases	$218	$219
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$29
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,243	$1,391
Weighted-average remaining lease term - finance leases (in years)	3.76	4.69
Weighted average remaining lease term - operating leases (in years)	21.39	21.14
Weighted-average discount rate - finance leases	2.51%	2.56%
Weighted-average discount rate - operating leases	4.11%	3.86%

During 2025, $1.1 million of the total lease cost was included in premises and equipment expense on the consolidated statements of income. During 2024, $1.1 million of the total lease cost was included in premises and equipment expense and $23 thousand was included in other expenses on the consolidated statements of income. Operating lease expense is recognized on a straight-line basis over the lease term. We recognized both the interest expense and amortization expense for finance leases in premises and equipment expense since the interest expense portion was immaterial.

The future minimum lease payments for the Company’s branch network and equipment under operating leases that have lease terms in excess of one year as of December 31, 2025 are as follows:

(dollars in thousands)	Amount

2026	$695
2027	667
2028	677
2029	684
2030	702
2031 and thereafter	12,221
Total future minimum lease payments	15,646
Variable payment adjustment	121
Less amount representing interest	(5,708)
Present value of net future minimum lease payments	$10,059

The Company does not lease any properties where the Company is lessor at December 31, 2025.

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

	For the years ended December 31,
(dollars in thousands)	2025	2024
Lease income - direct finance leases
Interest income on lease receivables	$949	$1,166

Lease income - operating leases	14	51
Total lease income	$963	$1,217

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

The following table summarizes the Company's free-standing derivatives:

		Weighted
	Notional	Average Maturity	Interest Rate	Interest Rate
(dollars in thousands)	Amount	(Years)	Paid	Received	Fair Value
December 31, 2025
Classified in Other assets:
Customer interest rate swaps	$1,681	11.91	30 Day SOFR + Margin	Fixed	$147
Classified in Accrued interest payable and other liabilities:
Third party interest rate swaps	$1,681	11.91	Fixed	30 Day SOFR + Margin	$147

Interest rate derivative - fair value hedge designation

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. This interest rate swap is designated as a fair value hedge and limits the risk to the investment portfolio of rising interest rates. The Company entered into an interest rate swap with a third-party financial institution to convert fixed rate investment securities to an adjustable rate to produce a more asset sensitive profile. The Company recorded the fair value of the fair value hedge in other assets and accrued interest payable and other liabilities on the consolidated balance sheet. The hedged items (fixed rate securities available-for-sale) are also recorded at fair value which offsets the adjustment to the fair value hedge. The related gains and losses are reported in interest income investment securities - U.S. government agencies and corporations and interest income investment securities - state and political subdivisions (nontaxable) in the consolidated statements of income. For the year ended December 31, 2025, there was a $185 thousand reduction in interest income investment securities - U.S. government agencies and corporations and a $185 thousand reduction in interest income investment securities - state and political subdivisions (nontaxable). For the year ended December 31, 2024, there was $276 thousand increase in interest income investment securities - U.S. government agencies and corporations and $276 thousand increase in interest income investment securities - state and political subdivisions (nontaxable). A qualitative assessment of hedge effectiveness was applied at inception of the hedge. Future hedge effectiveness will be determined on a qualitative basis at least annually.  The hedge is expected to remain effective as long as the balance of the hedged item is projected to remain at or above the notional amount of the swap.

The following table presents information pertaining to the Company's interest rate derivatives designated as a fair value hedge:

		Weighted
	Notional	Average Maturity
(dollars in thousands)	Amount	(Years)	Fair Value
December 31, 2025
Pay-fixed interest rate swap agreements - securities AFS	$100,000	0.74	$(864)

The Company had investment securities with a book value of $2.6 million pledged as collateral on its interest rate swaps with a third-party financial institution as of December 31, 2025.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A:  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended December 31, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of December 31, 2025, the Company maintained effective internal control over financial reporting.

Wolf and Company, P.C., the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an audit report on the Company's internal control over financial reporting as of December 31, 2025, that appears in Item 8 of this Form 10-K.

ITEM 9B:  OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C:  DISCLOSURE RELATING TO FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed with the SEC.

The Company has made no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors during the fourth quarter of 2025.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed with the SEC.

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

ITEM 11:  EXECUTIVE COMPENSATION

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2026 annual meeting of shareholders to be filed with the SEC.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this item is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2026 annual meeting of shareholders to be filed with the SEC.

Securities authorized for issuance under equity compensation plans

The following table summarizes the Company’s equity compensation plans as of December 31, 2025 that have been approved and not approved by Fidelity D & D Bancorp, Inc. shareholders:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2002 Employee Stock Purchase Plan	5,669	$41.68	49,719
2012 Omnibus Stock Incentive Plan (SSARs)	5,887	$44.81	-
2022 Omnibus Stock Incentive Plan	65,378	$46.71	417,908
Equity compensation plans not approved by security holders - none	-	-	-
Total	76,934	$46.19	467,627

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this item is set forth in Footnote No. 16 “Related Party Transactions”, of Part II, Item 8 “Financial Statements and Supplementary Data”, and the information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference herein to the information presented in the Company’s definitive Proxy Statement for its 2026 annual meeting of shareholders to be filed with the SEC.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference herein, to the information presented in the Company’s definitive Proxy Statement for its 2026 annual meeting of shareholders to be filed with the SEC.

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

*10.7 Form of Supplemental Executive Retirement Plan – Applicable to Daniel J. Santaniello and Salvatore R. DeFrancesco, Jr. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

*10.8 Form of Split Dollar Life Insurance Agreement – Applicable to Daniel J. Santaniello and Salvatore R. DeFrancesco, Jr. Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2017.

*10.9 2022 Omnibus Stock Incentive Plan. Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 23, 2022.

*10.10 Employment Agreement between Fidelity D & D Bancorp, Inc., The Fidelity Deposit and Discount Bank and Ruth Turkington dated as of April 20, 2023 Incorporated by reference to Exhibit 10.15 to Registrant’s Current Report on Form 10-K filed with the SEC on March 20, 2024.

*10.11 Form of Supplemental Executive Retirement Plan for Ruth Turkington. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2024.

*10.12 Form of Split Dollar Life Insurance Agreement for Ruth Turkington. Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2024.

13 Annual Report to Shareholders. Incorporated by reference to the 2026 Annual Report to Shareholders filed with the SEC on Form ARS.

19 Insider Trading Policy, filed herewith.

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

97 Policy Relating to Recovery of Erroneously Awarded Compensation, Incorporated by reference to Exhibit 97 to Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K filed with the SEC on March 20, 2024

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Annual Report on Form 10-K for the year ended December 31, 2025, is formatted in iXBRL (Inline eXtensible Business Reporting Language): Consolidated Balance Sheets as of December 31, 2025 and 2024; Consolidated Statements of Income for the years ended December 31, 2025 and 2024; Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and 2024; Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025 and 2024; Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024 and the Notes to the Consolidated Financial Statements.

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

FIDELITY D & D BANCORP, INC.
(Registrant)

Date: March 13, 2026	By:	/s/ Daniel J. Santaniello
Daniel J. Santaniello,
President and Chief Executive Officer

Date: March 13, 2026	By:	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr.,
Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Daniel J. Santaniello	March 13, 2026
Daniel J. Santaniello, President and Chief
Executive Officer and Director

By:	/s/ Salvatore R. DeFrancesco, Jr.	March 13, 2026
Salvatore R. DeFrancesco, Jr., Treasurer
and Chief Financial Officer

By:	/s/ Brian J. Cali	March 13, 2026
Brian J. Cali, Chairman of the
Board of Directors and Director

By:	/s/ John T. Cognetti	March 13, 2026
John T. Cognetti, Secretary and Director

By:	/s/ Michael J. McDonald	March 13, 2026
Michael J. McDonald, Vice Chairman
of the Board of Directors and Director

By:	/s/ Paul C. Woelkers	March 13, 2026
Paul C. Woelkers, Director

By:	/s/ HelenBeth G. Vilcek	March 13, 2026
HelenBeth G. Vilcek, Director

By:	/s/ William J. Joyce, Sr.	March 13, 2026
William J. Joyce, Sr., Director

By:	/s/ Alan Silverman	March 13, 2026
Alan Silverman, Director

By:	/s/ James Clemente	March 13, 2026
James Clemente, Director

By:	/s/ Rocco A. DelVecchio	March 13, 2026
Rocco A. DelVecchio, Director