Form 10-Q
period 2026-03-31
FIDELITY D & D BANCORP INC
filed 2026-05-08
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on April 30, 2026 the latest practicable date, was 5,805,180 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q March 31, 2026

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)
(dollars in thousands)	March 31, 2026	December 31, 2025
Assets:
Cash and due from banks	$30,516	$25,465
Interest-bearing deposits with financial institutions	124,479	122,595
Total cash and cash equivalents	154,995	148,060
Available-for-sale securities (amortized cost of $321,081 in 2026; $333,012 in 2025)	284,569	296,607
Held-to-maturity securities (fair value of $201,780 in 2026; $203,137 in 2025)	227,739	227,339
Restricted investments in bank stock	4,482	4,373
Loans and leases, net (allowance for credit losses of $20,942 in 2026; $20,168 in 2025)	2,002,111	1,890,983
Loans held-for-sale (fair value $632 in 2026; $588 in 2025)	618	573
Foreclosed assets held-for-sale	6	326
Bank premises and equipment, net	52,738	48,950
Leased property under finance leases, net	705	757
Right-of-use assets	8,978	9,061
Cash surrender value of bank owned life insurance	59,792	59,396
Accrued interest receivable	10,228	9,673
Goodwill	19,628	19,628
Core deposit intangible, net	553	614
Other assets	32,123	31,718
Total assets	$2,859,265	$2,748,058
Liabilities:
Deposits:
Interest-bearing	$2,001,686	$1,914,772
Non-interest-bearing	574,808	552,581
Total deposits	2,576,494	2,467,353
Allowance for credit losses on off-balance sheet credit exposures	1,389	1,299
Finance lease obligation	741	793
Operating lease liabilities	9,992	10,059
Short-term borrowings	10	20
Secured borrowings	4,825	5,995
Accrued interest payable and other liabilities	21,162	23,679
Total liabilities	2,614,613	2,509,198

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding: 5,805,180 at March 31, 2026 and 5,771,110 at December 31, 2025)	121,268	120,749
Retained earnings	163,754	158,807
Accumulated other comprehensive loss	(40,298)	(40,696)
Treasury stock, at cost (1,771 shares at March 31, 2026 and 180 shares at December 31, 2025)	(72)	-
Total shareholders' equity	244,652	238,860
Total liabilities and shareholders' equity	$2,859,265	$2,748,058

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)	Three months ended
(dollars in thousands except per share data)	March 31, 2026	March 31, 2025
Interest income:
Loans and leases:
Taxable	$25,192	$23,293
Nontaxable	1,426	1,303
Interest-bearing deposits with financial institutions	1,347	771
Restricted investments in bank stock	89	74
Investment securities:
U.S. government agency and corporations	1,186	1,459
States and political subdivisions (nontaxable)	827	965
States and political subdivisions (taxable)	393	443
Total interest income	30,460	28,308
Interest expense:
Deposits	10,981	11,187
Secured borrowings	73	88
Total interest expense	11,054	11,275
Net interest income	19,406	17,033
Provision for credit losses on loans	875	455
Provision (benefit) for credit losses on unfunded loan commitments	90	(85)
Net interest income after provision for credit losses	18,441	16,663
Other income:
Service charges on deposit accounts	1,065	992
Interchange fees	1,344	1,357
Service charges on loans	529	329
Fees from trust fiduciary activities	1,171	964
Fees from financial services	364	305
Fees and other revenue	746	397
Earnings on bank-owned life insurance	395	389
Gain (loss) on write-down, sale or disposal of:
Loans	153	753
Available-for-sale debt securities	(577)	(822)
Premises and equipment	(1)	309
Total other income	5,189	4,973
Other expenses:
Salaries and employee benefits	8,111	7,692
Premises and equipment	2,505	2,437
Data processing and communication	731	728
Advertising and marketing	1,245	1,043
Professional services	1,063	958
Automated transaction processing	474	458
Office supplies and postage	219	247
PA shares tax benefit	(334)	(160)
Loan collection	15	58
Other real estate owned, net	(71)	(71)
FDIC assessment	322	310
Other	911	854
Total other expenses	15,191	14,554
Income before income taxes	8,439	7,082
Provision for income taxes	979	1,091
Net income	$7,460	$5,991
Per share data:
Net income - basic	$1.29	$1.04
Net income - diluted	$1.28	$1.03
Dividends	$0.43	$0.40

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income
(Unaudited)	Three months ended March 31,
(dollars in thousands)	2026	2025

Net income	$7,460	$5,991

Other comprehensive income (loss), before tax:
Unrealized holding (loss) gain on available-for-sale debt securities	(685)	3,076
Reclassification adjustment for net losses realized in income	577	822
Amortization of unrealized loss on held-to-maturity securities	613	598
Net unrealized gain	505	4,496
Tax effect	(107)	(944)
Unrealized gain, net of tax	398	3,552
Other comprehensive income, net of tax	398	3,552
Total comprehensive income, net of tax	$7,858	$9,543

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

For the three months ended March 31, 2026 and 2025
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive	Treasury
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Stock	Total
Balance, December 31, 2024	5,736,252	$119,430	$140,113	$(55,574)	$-	$203,969
Net income	-	-	5,991	-	-	5,991
Other comprehensive income	-	-	-	3,552	-	3,552
Issuance of common stock through Employee Stock Purchase Plan	5,406	248	-	-	-	248
Forfeited restricted dividend reinvestment shares	(49)	-	-	-	-	-
Issuance of common stock from vested restricted share grants through stock compensation plans	27,859	-	-	-	-	-
Stock-based compensation expense	-	326	-	-	-	326
Repurchase of shares to cover withholdings	(1,968)	-	-	-	(87)	(87)
Cash dividends declared	-	-	(2,325)	-	-	(2,325)
Balance, March 31, 2025	5,767,500	$120,004	$143,779	$(52,022)	$(87)	$211,674

Balance, December 31, 2025	5,771,110	$120,749	$158,807	$(40,696)	$-	$238,860
Net income	-	-	7,460	-	-	7,460
Other comprehensive income	-	-	-	398	-	398
Issuance of common stock through Employee Stock Purchase Plan	5,669	236	-	-	-	236
Issuance of common stock through exercise of SSARs	2,645	-	-	-	-	-
Forfeited restricted dividend reinvestment shares	(12)	-	-	-	-	-
Issuance of common stock from vested restricted share grants through stock compensation plans	27,347	-	-	-	-	-
Stock-based compensation expense	-	338	-	-	-	338
Repurchase of shares to cover withholdings	(1,579)	(55)	-	-	(72)	(127)
Cash dividends declared	-	-	(2,513)	-	-	(2,513)
Balance, March 31, 2026	5,805,180	$121,268	$163,754	$(40,298)	$(72)	$244,652

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)	Three months ended March 31,
(dollars in thousands)	2026	2025

Cash flows from operating activities:
Net income	$7,460	$5,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,413	1,379
Provision for credit losses on loans	875	455
Provision (benefit) for credit losses on unfunded loan commitments	90	(85)
Deferred income tax benefit	(335)	(575)
Stock-based compensation expense	338	326
Excess tax benefit from exercise of SSARs	30	-
Proceeds from sale of loans held-for-sale	9,755	14,411
Originations of loans held-for-sale	(9,002)	(11,425)
Earnings from bank-owned life insurance	(395)	(389)
Net gain from sales of loans	(153)	(753)
Net loss from sales of investment securities	577	822
Net gain from sale and write-down of foreclosed assets held-for-sale	(78)	(76)
Net loss (gain) from write-down and disposal of bank premises and equipment	1	(309)
Operating lease payments	16	17
Change in:
Accrued interest receivable	(555)	(73)
Other assets	(320)	198
Accrued interest payable and other liabilities	(2,152)	1,767
Net cash provided by operating activities	7,565	11,681

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	5,224	16,665
Proceeds from maturities, calls and principal pay-downs	5,119	7,208
Purchases	-	(4,569)
Increase in restricted investments in bank stock	(109)	(59)
Net increase in loans and leases	(113,160)	(19,814)
Principal portion of lease payments received under direct finance leases	703	954
Purchases of bank premises and equipment	(4,314)	(173)
Proceeds from sale of bank premises and equipment	-	578
Proceeds from sale of foreclosed assets held-for-sale	403	510
Net cash (used in) provided by investing activities	(106,134)	1,300

Cash flows from financing activities:
Net increase in deposits	109,140	117,148
Net decrease in borrowings	(1,179)	(66)
Repayment of finance lease obligation	(53)	(57)
Proceeds from employee stock purchase plan participants	236	248
Repurchase of shares to cover withholdings	(127)	(87)
Dividends paid, net of dividends reinvested	(2,513)	(2,325)
Net cash provided by financing activities	105,504	114,861
Net increase in cash and cash equivalents	6,935	127,842
Cash and cash equivalents, beginning	148,060	83,353

Cash and cash equivalents, ending	$154,995	$211,195

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited).	Three months ended March 31,
(dollars in thousands)	2026	2025
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$12,084	$10,903
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized losses on available-for-sale securities	(685)	3,076
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity	613	598
Transfers from loans to foreclosed assets held-for-sale	6	124
Transfers from loans to loans held-for-sale, net	737	1,070
Net change in right-of-use asset	-	630
Net change in lease liability	-	630

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

For additional information and disclosures required under U.S. GAAP, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

In the opinion of management, the consolidated balance sheets as of March 31, 2026 and December 31, 2025 and the related consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in shareholders’ equity for the three months ended March 31, 2026 and 2025 and consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after March 31, 2026 through the date these consolidated financial statements were issued.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025, and the notes included therein, included within the Company’s Annual Report filed on Form 10-K.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for credit losses. Management believes that the allowance for credit losses at  March 31, 2026 is adequate and reasonable to cover expected losses. Given the subjective nature of identifying and estimating loan losses, it is reasonably possible that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount. While management uses available information to recognize losses on loans, changes in current economic conditions and reasonable and supportable forecasts may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

2. Recent accounting pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures but expects additional disclosures upon adoption.

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

3. Accumulated other comprehensive income/loss

The following tables illustrate the changes in accumulated other comprehensive income/loss by component and the details about the components of accumulated other comprehensive income/loss as of and for the periods indicated:

As of and for the three months ended March 31, 2026
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(28,761)	$(11,935)	$(40,696)

Other comprehensive loss before reclassifications, net of tax	(541)	-	(541)
Amounts reclassified from accumulated other comprehensive income, net of tax	455	484	939
Net current-period other comprehensive (loss) income	(86)	484	398
Ending balance	$(28,847)	$(11,451)	$(40,298)

As of and for the three months ended March 31, 2025
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	securities	held-to-maturity	Total
Beginning balance	$(41,731)	$(13,843)	$(55,574)

Other comprehensive income before reclassifications, net of tax	2,430	-	2,430
Amounts reclassified from accumulated other comprehensive income, net of tax	649	473	1,122
Net current-period other comprehensive income	3,079	473	3,552
Ending balance	$(38,652)	$(13,370)	$(52,022)

Details about accumulated other	Amount reclassified from accumulated		Affected line item in the statement
comprehensive income components	other comprehensive income		where net income is presented
	For the three months ended March 31,
(dollars in thousands)	2026	2025

Realized losses on AFS debt securities	$(577)	$(822)	Loss on sale of available-for-sale debt securities
Amortization of unrealized loss on held-to-maturity securities	(613)	(598)	Interest income on investment securities
Total reclassifications for the period	(1,190)	(1,420)	Income before income taxes
Income tax effect	251	298	Provision for income taxes
Total reclassifications for the period	$(939)	$(1,122)	Net income

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

The Company did not record any allowance for credit losses on its available-for-sale or held-to-maturity securities. The Company excludes accrued interest receivable from the amortized cost basis of investment securities disclosed throughout this footnote. As of March 31, 2026 and December 31, 2025, accrued interest receivable for investment securities totaled $2.7 million and $3.2 million, respectively, and is included in the accrued interest receivable line in the consolidated balance sheets. The amortized cost and fair value of investment securities at  March 31, 2026 and December 31, 2025 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
March 31, 2026
Held-to-maturity securities:
Agency - GSE	$83,908	$-	$(4,544)	$79,364
Obligations of states and political subdivisions	143,831	-	(21,415)	122,416

Total held-to-maturity securities	$227,739	$-	$(25,959)	$201,780

Available-for-sale debt securities:
Agency - GSE	$26,366	$-	$(1,713)	$24,653
Obligations of states and political subdivisions	108,398	24	(12,558)	95,864
MBS - GSE residential	186,317	5	(22,270)	164,052

Total available-for-sale debt securities	$321,081	$29	$(36,541)	$284,569

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2025
Held-to-maturity securities:
Agency - GSE	$83,620	$-	$(4,148)	$79,472
Obligations of states and political subdivisions	143,719	-	(20,054)	123,665

Total held-to-maturity securities	$227,339	$-	$(24,202)	$203,137

Available-for-sale debt securities:
Agency - GSE	$26,356	$-	$(1,734)	$24,622
Obligations of states and political subdivisions	114,782	43	(12,005)	102,820
MBS - GSE residential	191,874	12	(22,721)	169,165

Total available-for-sale debt securities	$333,012	$55	$(36,460)	$296,607

The amortized cost and fair value of debt securities at  March 31, 2026 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
Due in one year or less	$-	$-
Due after one year through five years	63,359	60,663
Due after five years through ten years	66,227	60,025
Due after ten years	98,153	81,092
Total held-to-maturity securities	$227,739	$201,780

Available-for-sale securities:
Debt securities:
Due in one year or less	$6,694	$6,615
Due after one year through five years	36,079	33,255
Due after five years through ten years	1,536	1,458
Due after ten years	90,206	79,189

MBS - GSE residential	186,068	164,052
Total available-for-sale debt securities	$320,583	$284,569

There was a $0.2 million increase to the carrying value of municipal AFS securities and a $0.2 million increase to the carrying value of mortgage-backed securities resulting from the interest rate swap that was not included in the maturity table above.

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

Some of the Company’s debt securities are pledged to secure trust funds, public deposits, short-term borrowings, FHLB advances, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law. Securities pledged at March 31, 2026 had a carrying amount of $402.3 million and were pledged to secure public deposits, trust client deposits, borrowings and derivative instruments.

The following table presents the fair value and gross unrealized losses of debt securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of  March 31, 2026 and December 31, 2025:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

March 31, 2026
Agency - GSE	$-	$-	$104,017	$(6,256)	$104,017	$(6,256)
Obligations of states and political subdivisions	2,093	(153)	213,618	(33,570)	215,711	(33,723)
MBS - GSE residential	7,544	(133)	154,223	(21,888)	161,767	(22,021)
Total	$9,637	$(286)	$471,858	$(61,714)	$481,495	$(62,000)
Number of securities	10		379		389

December 31, 2025
Agency - GSE	$-	$-	$104,094	$(5,882)	$104,094	$(5,882)
Obligations of states and political subdivisions	-	-	223,894	(31,627)	223,894	(31,627)
MBS - GSE residential	7,641	(74)	159,047	(22,214)	166,688	(22,288)
Total	$7,641	$(74)	$487,035	$(59,723)	$494,676	$(59,797)
Number of securities	5		388		393

There was a $0.5 million and $0.9 million increase to the carrying value of AFS securities resulting from the interest rate swap that increased the unrealized loss position at March 31, 2026 and December 31, 2025, respectively, that was not included in the table above.

The Company had 389 debt securities in an unrealized loss position at  March 31, 2026, including 44 agency-GSE securities, 141 MBS – GSE residential securities and 204 municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at  March 31, 2026: 5.67% for agency - GSE, 11.98% for total MBS-GSE residential; and 13.52% for municipals. Management has no intent to sell any securities in an unrealized loss position as of March 31, 2026.

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

5. Loans and leases

The classifications of loans and leases at  March 31, 2026 and December 31, 2025 are summarized as follows:

(dollars in thousands)	March 31, 2026	December 31, 2025
Commercial and industrial:
Commercial	$239,736	$220,526
Municipal	130,303	120,604
Commercial real estate:
Non-owner occupied	499,441	416,521
Owner occupied	359,640	340,808
Construction	48,306	56,684
Consumer:
Home equity installment	52,696	53,973
Home equity line of credit	71,189	70,195
Auto loans - Recourse	9,256	10,139
Auto loans - Non-recourse	37,326	43,852
Direct finance leases	17,446	19,666
Other	26,328	28,463
Residential:
Real estate	516,067	515,489
Construction	16,581	15,685
Total	2,024,315	1,912,605
Less:
Allowance for credit losses on loans	(20,942)	(20,168)
Unearned lease revenue	(1,262)	(1,454)
Loans and leases, net	$2,002,111	$1,890,983

Total unamortized net costs and premiums included in loan totals were as follows:

(dollars in thousands)	March 31, 2026	December 31, 2025
Net unamortized fair value mark discount on acquired loans	$(3,246)	$(3,532)
Net unamortized deferred loan origination costs	4,545	4,798
Total	$1,299	$1,266

The Company excludes accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of March 31, 2026 and December 31, 2025, accrued interest receivable for loans totaled $7.5 million and $6.5 million, respectively, and is included in the accrued interest receivable line in the consolidated balance sheets and is excluded from the estimate of credit losses.

Direct finance leases include the lease receivable and the guaranteed lease residual. Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease. Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgages serviced for others amounted to $508.6 million as of  March 31, 2026 and $513.6 million as of December 31, 2025. Mortgage servicing rights amounted to $1.0 million and $1.1 million as of  March 31, 2026 and December 31, 2025, respectively, and are included in other assets in the consolidated balance sheets.

Non-accrual loans

Non-accrual loans and loans past due over 89 days still accruing, segregated by class, at  March 31, 2026 and December 31, 2025, were as follows:

(dollars in thousands)	Non-accrual With No Allowance for Credit Loss	Non-accrual With an Allowance for Credit Loss	Total Non-accrual	Loans Past Due Over 89 Days Still Accruing
At March 31, 2026
Commercial and industrial:
Commercial	$45	$-	$45	$-
Commercial real estate:
Non-owner occupied	543	-	543	-
Owner occupied	1,038	-	1,038	15
Consumer:
Home equity installment	128	-	128	-
Home equity line of credit	217	-	217	-
Auto loans - Recourse	27	-	27	-
Auto loans - Non-recourse	44	-	44	-
Residential:
Real estate	380	-	380	-
Total	$2,422	$-	$2,422	$15

(dollars in thousands)	Non-accrual With No Allowance for Credit Loss	Non-accrual With an Allowance for Credit Loss	Total Non-accrual	Loans Past Due Over 89 Days Still Accruing
At December 31, 2025
Commercial and industrial:
Commercial	$49	$-	$49	$-
Commercial real estate:
Non-owner occupied	591	-	591	-
Owner occupied	550	-	550	-
Consumer:
Home equity installment	130	-	130	-
Home equity line of credit	218	-	218	-
Auto loans - Non-recourse	13	49	62	-
Residential:
Real estate	292	-	292	-
Total	$1,843	$49	$1,892	$-

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

The following tables present the amortized cost basis of loans at  March 31, 2026 and March 31, 2025 that were both experiencing financial difficulty and modified during the three months ended March 31, 2026 and 2025, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Loans modified during the three months ended:
(dollars in thousands)	March 31, 2026
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Commercial real estate:
Owner occupied	$-	$169	$250	$-	$-	$-	0.12%
Total	$-	$169	$250	$-	$-	$-

	Loans modified during the three months ended:
(dollars in thousands)	March 31, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Commercial real estate:
Owner occupied	$-	$367	$560	$-	$-	$-	0.29%
Total	$-	$367	$560	$-	$-	$-

The Company has not committed to lend additional amounts to the borrowers included in the previous tables.

The following tables represent the performance of such loans that have been modified in the last 12 months as of March 31, 2026:

(dollars in thousands)	March 31, 2026
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due

Commercial real estate:
Owner occupied	$690	$93	$76	$-	$169
Total	$690	$93	$76	$-	$169

No loans that have been modified in the last 12 months to borrowers experiencing financial difficulty were past due at  March 31, 2025.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2026 and 2025:

(dollars in thousands)	March 31, 2026
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Months)

Commercial real estate:
Owner occupied	$-	-%	4.0
Total	$-	-%	4.0

(dollars in thousands)	March 31, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Months)

Commercial real estate:
Owner occupied	$-	-%	38.0
Total	$-	-%	38.0

The following table provides the amortized cost basis of financing receivables that had a payment default during the twelve months ended March 31, 2026 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty:

Loans modified within the previous twelve months that subsequently defaulted:
(dollars in thousands)	March 31, 2026
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction

Commercial real estate:
Owner occupied	$-	$169	$-	$-
Total	$-	$169	$-	$-

There were no financing receivables that had a payment default during the three months ended  March 31, 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

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

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
March 31, 2026	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial:
Commercial	$218	$601	$45	$864	$238,872	$239,736		$-
Municipal	-	-	-	-	130,303	130,303		-
Commercial real estate:
Non-owner occupied	-	-	543	543	498,898	499,441		-
Owner occupied	283	76	1,053	1,412	358,228	359,640		15
Construction	-	-	-	-	48,306	48,306		-
Consumer:
Home equity installment	64	43	128	235	52,461	52,696		-
Home equity line of credit	111	-	217	328	70,861	71,189		-
Auto loans - Recourse	197	-	27	224	9,032	9,256		-
Auto loans - Non-recourse	188	13	44	245	37,081	37,326		-
Direct finance leases	78	16	-	94	16,090	16,184	(2)	-
Other	49	12	-	61	26,267	26,328		-
Residential:
Real estate	1,205	-	380	1,585	514,482	516,067		-
Construction	-	-	-	-	16,581	16,581		-
Total	$2,393	$761	$2,437	$5,591	$2,017,462	$2,023,053		$15

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.3 million. (3) Includes net deferred loan costs of $4.5 million and net unamortized fair value mark discount on acquired loans of $3.2 million.

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

The following table presents loans including $4.5 million and $4.8 million of deferred costs, and $3.2 million and $3.5 million of fair value mark discount, segregated by class and vintage, categorized into the appropriate credit quality indicator category as of  March 31, 2026 and December 31, 2025, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

As of  March 31, 2026

(dollars in thousands)

March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk Rating
Pass	$25,071	$52,324	$19,423	$17,837	$7,072	$21,268	$93,047	$-	$236,042
Special Mention	-	-	-	-	-	-	2,128	-	2,128
Substandard	-	-	-	296	33	1,232	5	-	1,566
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	$25,071	$52,324	$19,423	$18,133	$7,105	$22,500	$95,180	$-	$239,736
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial - municipal
Risk Rating
Pass	$10,313	$35,543	$7,078	$15,253	$12,179	$48,093	$1,844	$-	$130,303
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial - municipal	$10,313	$35,543	$7,078	$15,253	$12,179	$48,093	$1,844	$-	$130,303
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - non-owner occupied
Risk Rating
Pass	$78,953	$46,712	$78,016	$46,299	$63,174	$171,999	$13,649	$-	$498,802
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	639	-	-	639
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	$78,953	$46,712	$78,016	$46,299	$63,174	$172,638	$13,649	$-	$499,441
Current period gross write-offs	$-	$-	$-	$-	$-	$45	$-	$-	$45

Commercial real estate - owner occupied
Risk Rating
Pass	$24,511	$61,322	$55,327	$33,547	$30,080	$131,658	$15,525	$-	$351,970
Special Mention	-	-	880	-	-	858	885	-	2,623
Substandard	-	-	328	-	107	4,481	131	-	5,047
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	$24,511	$61,322	$56,535	$33,547	$30,187	$136,997	$16,541	$-	$359,640
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - construction
Risk Rating
Pass	$2,717	$27,280	$17,091	$(1)	$-	$-	$1,219	$-	$48,306
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - construction	$2,717	$27,280	$17,091	$(1)	$-	$-	$1,219	$-	$48,306
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

As of March 31, 2026

(dollars in thousands)

March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Home equity installment
Payment performance
Performing	$1,582	$8,873	$5,808	$5,320	$12,271	$18,714	$-	$-	$52,568
Non-performing	-	-	-	-	-	128	-	-	128
Total home equity installment	$1,582	$8,873	$5,808	$5,320	$12,271	$18,842	$-	$-	$52,696
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity line of credit
Payment performance
Performing	$-	$-	$-	$-	$-	$-	$62,255	$8,717	$70,972
Non-performing	-	-	-	-	-	-	217	-	217
Total home equity line of credit	$-	$-	$-	$-	$-	$-	$62,472	$8,717	$71,189
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Auto loans - recourse
Payment performance
Performing	$633	$2,959	$2,522	$1,103	$701	$1,311	$-	$-	$9,229
Non-performing	-	-	12	-	-	15	-	-	27
Total auto loans - recourse	$633	$2,959	$2,534	$1,103	$701	$1,326	$-	$-	$9,256
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Auto loans - non-recourse
Payment performance
Performing	$-	$1,356	$3,155	$15,451	$13,312	$4,008	$-	$-	$37,282
Non-performing	-	-	-	32	-	12	-	-	44
Total auto loans - non-recourse	$-	$1,356	$3,155	$15,483	$13,312	$4,020	$-	$-	$37,326
Current period gross write-offs	$-	$-	$-	$19	$13	$-	$-	$-	$32

Direct finance leases (1)
Payment performance
Performing	$1,162	$5,592	$4,601	$4,257	$521	$51	$-	$-	$16,184
Non-performing	-	-	-	-	-	-	-	-	-
Total direct finance leases	$1,162	$5,592	$4,601	$4,257	$521	$51	$-	$-	$16,184
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer - other
Payment performance
Performing	$1,739	$10,742	$6,106	$3,620	$874	$1,415	$1,832	$-	$26,328
Non-performing	-	-	-	-	-	-	-	-	-
Total consumer - other	$1,739	$10,742	$6,106	$3,620	$874	$1,415	$1,832	$-	$26,328
Current period gross write-offs	$-	$22	$9	$6	$1	$20	$-	$-	$58

Residential real estate
Payment performance
Performing	$7,635	$31,150	$51,134	$56,391	$82,538	$286,839	$-	$-	$515,687
Non-performing	-	-	108	-	-	272	-	-	380
Total residential real estate	$7,635	$31,150	$51,242	$56,391	$82,538	$287,111	$-	$-	$516,067
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential - construction
Payment performance
Performing	$1,918	$13,039	$1,624	$-	$-	$-	$-	$-	$16,581
Non-performing	-	-	-	-	-	-	-	-	-
Total residential - construction	$1,918	$13,039	$1,624	$-	$-	$-	$-	$-	$16,581
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

(1) Net of unearned lease revenue of $1.3 million.

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

Direct finance leases (2)
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

(2) Net of unearned lease revenue of $1.5 million.

Collateral dependent loans

Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the financial asset is expected to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. The following table presents the individually evaluated, collateral dependent loans as of March 31, 2026 and December 31, 2025:

(dollars in thousands)	Real Estate	Other	Total Collateral-Dependent Loans
At March 31, 2026
Commercial and industrial:
Commercial	$-	$45	$45
Commercial real estate:
Non-owner occupied	543	-	543
Owner occupied	1,038	-	1,038
Consumer:
Home equity installment	128	-	128
Home equity line of credit	217	-	217
Auto loans - Recourse	-	27	27
Auto loans - Non-recourse	-	44	44
Residential:
Real estate	380	-	380
Total	$2,306	$116	$2,422

(dollars in thousands)	Real Estate	Other	Total Collateral-Dependent Loans
At December 31, 2025
Commercial and industrial:
Commercial	$-	$49	$49
Commercial real estate:
Non-owner occupied	591	-	591
Owner occupied	550	-	550
Consumer:
Home equity installment	130	-	130
Home equity line of credit	218	-	218
Auto loans - Non-recourse	-	62	62
Residential:
Real estate	292	-	292
Total	$1,781	$111	$1,892

Allowance for credit losses

Management continually evaluates the credit quality of the Company’s loan portfolio and performs a formal review of the adequacy of the allowance for credit losses (ACL) on a quarterly basis. The allowance reflects management’s best estimate of the amount of credit losses in the loan portfolio.

Information related to the change in the allowance for credit losses on loans and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows

As of and for the three months ended March 31, 2026
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,731	$8,806	$2,173	$6,404	$54	$20,168
Charge-offs	-	(45)	(90)	-	-	(135)
Recoveries	2	-	32	-	-	34
Provision (benefit) for credit losses	223	670	(64)	70	(24)	875
Ending balance	$2,956	$9,431	$2,051	$6,474	$30	$20,942

As of and for the three months ended March 31, 2025
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,345	$8,943	$2,377	$5,989	$12	$19,666
Charge-offs	(29)	-	(134)	(18)	-	(181)
Recoveries	5	20	52	-	-	77
Provision (benefit) for credit losses	92	219	(24)	123	45	455
Ending balance	$2,413	$9,182	$2,271	$6,094	$57	$20,017

Unfunded commitments

The Company's allowance for credit losses on unfunded commitments is recognized as a liability on the consolidated balance sheets, with adjustments to the reserve recognized in the provision for credit losses on unfunded commitments on the consolidated statements of income. The Company's activity in the allowance for credit losses on unfunded commitments for the period was as follows:

(dollars in thousands)	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Beginning balance	$1,299	$1,084
Provision (benefit) for credit losses	90	(85)
Ending balance	$1,389	$999

Direct finance leases

The Company originates direct finance leases through three automobile dealerships. The amortized cost of the Company’s lease receivables, net of unearned income, was $3.1 million and $3.4 million as of  March 31, 2026 and December 31, 2025, respectively. The residual value of the direct finance leases is fully guaranteed by the dealerships. Residual values amounted to $12.8 million and $14.5 million at  March 31, 2026 and December 31, 2025, respectively, and are included in the amortized cost of direct finance leases. As of March 31, 2026, there was also $219 thousand in deferred lease expense included in the carrying value of direct finance leases that is not included in the table below.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2026	$7,121
2027	5,655
2028	3,004
2029	1,110
2030	311
2031 and thereafter	26
Total future minimum lease payments receivable	17,227
Less: Unearned income	(1,262)
Cash flows to be received, net of unearned income	$15,965

6. Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards. The Company maintains one active share-based compensation plan that may generate additional potentially dilutive common shares. For granted and unexercised stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued SSARs were exercised and converted into common stock. For the three months ended March 31, 2026 and 2025, there were 4,481 and 8,208 potentially dilutive shares related to issued and unexercised SSARs. The calculation did not include 37,976 weighted average unexercised SSARs that could potentially dilute earnings per share but their effect was antidilutive for the three months ended  March 31, 2026. For restricted stock, dilution would occur from the Company’s previously granted but unvested shares. There were 24,947 potentially dilutive shares related to unvested restricted share grants for the three months ended March 31, 2026 compared to 27,072 for the same 2025 period, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended March 31,
	2026	2025
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$7,460	$5,991
Weighted-average common shares outstanding	5,789,752	5,753,945
Basic EPS	$1.29	$1.04

Diluted EPS:
Net income available to common shareholders	$7,460	$5,991
Weighted-average common shares outstanding	5,789,752	5,753,945
Potentially dilutive common shares	29,428	35,280
Weighted-average common and potentially dilutive shares outstanding	5,819,180	5,789,225
Diluted EPS	$1.28	$1.03

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

During the first quarter of 2026, the Company approved a LTIP and awarded restricted stock to senior officers and managers in February 2026 based on 2025 performance. During the first quarter of 2026, the Company also awarded 2,000 shares of restricted stock to two new employees.

During the first quarter of 2025, the Company approved a LTIP and awarded restricted stock to senior officers and managers in February 2025 based on 2024 performance.

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended March 31, 2026 and 2025 under the 2022 stock incentive plan:

	March 31, 2026			March 31, 2025
			Weighted-			Weighted-
	Shares		average grant	Shares		average grant
	granted		date fair value	granted		date fair value

Omnibus plan	18,500	(2)	$45.11	15,200	(2)	$45.09
Omnibus plan	1,000	(3)	43.64	1,588	(2)	45.09
Omnibus plan	1,574	(2)	45.11	-		-
Omnibus plan	15,660	(3)	45.11	17,065	(3)	45.09
Omnibus plan	50	(1)	45.11	50	(1)	45.09
Total	36,784		$45.07	33,903		$45.09

(1) Vest after 1 year (2) Vest after 3 years – 33% each year (3) Vest fully after 3 years

The fair value of the shares granted in 2026 and 2025 was calculated using the grant date closing stock price.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	Omnibus	Weighted- average grant date fair value
Non-vested balance at December 31, 2025	65,378	$46.71
Granted	36,784	45.07
Forfeited	(241)	45.90
Vested	(27,347)	48.20
Non-vested balance at March 31, 2026	74,574	$45.36

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2025	53,038	$11.87	1.9
Granted	-	-
Exercised	(8,031)	4.17
Forfeited	(6,664)	14.41
Outstanding March 31, 2026	38,343	$13.05	1.9

During the three months ended March 31, 2026, there were 8,031 SSARs exercised. The intrinsic value recorded for these SSARs was $33,513. The tax deduction realized from the exercise of these SSARs was $142,132 resulting in a tax benefit of $29,848. There were no SSARs exercised during the three months ended March 31, 2025.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three months ended March 31, 2026 and 2025 and the unrecognized stock-based compensation expense as of March 31, 2026:

	Three months ended March 31,
(dollars in thousands)	2026	2025
Stock-based compensation expense:
2012 Director stock incentive plan	$-	$30
2012 Omnibus stock incentive plan	-	20
2022 Omnibus stock incentive plan	312	249
Employee stock purchase plan	26	27
Total stock-based compensation expense	$338	$326

As of
(dollars in thousands)	March 31, 2026
Unrecognized stock-based compensation expense:
2022 Omnibus stock incentive plan	$2,737

The unrecognized stock-based compensation expense as of March 31, 2026 will be recognized ratably over the period ended March 2029 for the 2022 Omnibus Stock Incentive Plan.

In addition to the 2022 stock incentive plan, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined. As of March 31, 2026, 119,665 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

March 31, 2026
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$154,995	$154,995	$154,995	$-	$-
Held-to-maturity securities	227,739	201,780	-	201,780	-
Available-for-sale debt securities	284,569	284,569	-	284,569	-
Restricted investments in bank stock	4,482	4,482	-	4,482	-
Loans and leases, net	2,002,111	1,920,236	-	-	1,920,236
Loans held-for-sale	618	632	-	632	-
Accrued interest receivable	10,228	10,228	-	10,228	-
Interest rate swaps	151	151	-	151	-
Financial liabilities:
Deposits with no stated maturities	2,230,234	2,230,234	-	2,230,234	-
Time deposits	346,260	345,202	-	345,202	-
Short-term borrowings	10	10	-	10	-
Secured borrowings	4,825	4,825	-	-	4,825
Accrued interest payable	4,677	4,677	-	4,677	-
Interest rate swaps	648	648	-	648	-

December 31, 2025
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$148,060	$148,060	$148,060	$-	$-
Held-to-maturity securities	227,339	203,137	-	203,137	-
Available-for-sale debt securities	296,607	296,607	-	296,607	-
Restricted investments in bank stock	4,373	4,373	-	4,373	-
Loans and leases, net	1,890,983	1,798,610	-	-	1,798,610
Loans held-for-sale	573	588	-	588	-
Accrued interest receivable	9,673	9,673	-	9,673	-
Interest rate swaps	147	147	-	147	-
Financial liabilities:
Deposits with no stated maturities	2,114,377	2,114,377	-	2,114,377	-
Time deposits	352,976	351,984	-	351,984	-
Short-term borrowings	20	20	-	20	-
Secured borrowings	5,995	5,738	-	-	5,738
Accrued interest payable	5,707	5,707	-	5,707	-
Interest rate swaps	1,011	1,011	-	1,011	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	March 31, 2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Agency - GSE	$24,653	$-	$24,653	$-
Obligations of states and political subdivisions	95,864	-	95,864	-
MBS - GSE residential	164,052	-	164,052	-
Total available-for-sale debt securities	$284,569	$-	$284,569	$-
Interest rate swaps	151	-	151	-
Total assets	$284,720	$-	$284,720	$-

Liabilities:
Interest rate swaps	$648	$-	$648	$-
Total liabilities	$648	$-	$648	$-

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Agency - GSE	$24,622	$-	$24,622	$-
Obligations of states and political subdivisions	102,820	-	102,820	-
MBS - GSE residential	169,165	-	169,165	-
Total available-for-sale debt securities	$296,607	$-	$296,607	$-
Interest rate swaps	147	-	147	-
Total assets	$296,754	$-	$296,754	$-

Liabilities:
Interest rate swaps	$1,011	$-	$1,011	$-
Total liabilities	$1,011	$-	$1,011	$-

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

There were no Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending  March 31, 2026 and December 31, 2025, respectively.

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

			Quoted prices in	Significant other	Significant other
		Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	Valuation techniques	at March 31, 2026	(Level 1)	(Level 2)	(Level 3)

Other repossessed assets	Fair value of asset less selling costs	$6	$-	$-	$6
Total		$6	$-	$-	$6

			Quoted prices in	Significant other	Significant other
		Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	Valuation techniques	at December 31, 2025	(Level 1)	(Level 2)	(Level 3)

Individually evaluated loans	Fair value of collateral appraised value	$40	$-	$-	$40
Other real estate owned	Fair value of asset less selling costs	324	-	-	324
Other repossessed assets	Fair value of asset less selling costs	2	-	-	2
Total		$366	$-	$-	$366

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

At March 31, 2026 and December 31, 2025, the net realizable values of all individually evaluated, collateral dependent loans were higher than the amortized costs, therefore, there were no observable discounts. Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed. Accordingly, fair value estimates for individually evaluated, collateral dependent loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable. Appraisals form the basis for determining the net realizable value from these properties. Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business. Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions. Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs. These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions. At March 31, 2026 and December 31, 2025, the net realizable values of properties in ORE were higher than the carrying value.

At March 31, 2026, there was one other repossessed asset totaling $6 thousand. At December 31, 2025, there was one other repossessed asset totaling $2 thousand. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.

9. Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers. The policies are recorded at their cash surrender values. Increases in cash surrender values are included in non-interest income in the consolidated statements of income. The policies’ cash surrender value totaled $59.8 million and $59.4 million, respectively, as of  March 31, 2026 and December 31, 2025 and is reflected as an asset on the consolidated balance sheets. For the three months ended March 31, 2026 and 2025, the Company has recorded income of $0.4 million and $0.4 million, respectively, due to a slight increase in cash surrender values.

Officer Life Insurance

The Bank enters into separate split dollar life insurance arrangements (Split Dollar Agreements) with certain officers which provide each officer a specified death benefit should the officer die while in the Bank’s employ. The Bank owns the policies and all cash values thereunder. Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary. As of March 31, 2026, the policies had total death benefits of $59.8 million of which $9.6 million would be paid to the officer’s beneficiaries and the remaining $50.2 million would be paid to the Bank. In addition, three executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met. As of  March 31, 2026 and December 31, 2025, the Company had a balance in accrued expenses of $459 thousand and $420 thousand, respectively, for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

The Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with certain officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month until normal retirement. As of  March 31, 2026 and December 31, 2025, the Company had a balance in accrued expenses of $5.5 million and $5.4 million in connection with these SERPs.

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

		Weighted
	Notional	Average Maturity	Interest Rate	Interest Rate
(dollars in thousands)	Amount	(Years)	Paid	Received	Fair Value
March 31, 2026
Classified in Other assets:
Customer interest rate swaps	$1,652	11.66	30 Day SOFR + Margin	Fixed	$151
Classified in Accrued interest payable and other liabilities:
Third party interest rate swaps	$1,652	11.66	Fixed	30 Day SOFR + Margin	$151

Interest rate derivative - fair value hedge designation

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. This interest rate swap is designated as a fair value hedge and limits the risk to the investment portfolio of rising interest rates. The Company entered into an interest rate swap with a third-party financial institution to convert fixed rate investment securities to an adjustable rate to produce a more asset sensitive profile. The Company recorded the fair value of the fair value hedge in other assets and accrued interest payable and other liabilities on the consolidated balance sheet. The hedged items (fixed rate securities available-for-sale) are also recorded at fair value which offsets the adjustment to the fair value hedge. The related gains and losses are reported in interest income investment securities - U.S. government agencies and corporations and interest income investment securities - state and political subdivisions (nontaxable) in the consolidated statements of income. For the three months ended March 31, 2026, there was an $119 thousand reduction in interest income investment securities - U.S. government agencies and corporations and an $119 thousand reduction in interest income investment securities - state and political subdivisions (nontaxable). For the three months ended March 31, 2025, there was a $35 thousand reduction to interest income from investment securities - U.S. government agencies and corporations and a $35 thousand reduction to interest income from investment securities - state and political subdivisions (nontaxable). A qualitative assessment of hedge effectiveness was applied at inception of the hedge. Future hedge effectiveness will be determined on a qualitative basis at least annually.  The hedge is expected to remain effective as long as the balance of the hedged item is projected to remain at or above the notional amount of the swap.

		Weighted
	Notional	Average Maturity
(dollars in thousands)	Amount	(Years)	Fair Value
March 31, 2026
Pay-fixed interest rate swap agreements - securities AFS	$100,000	0.50	$(498)

The Company had investment securities with a book value of $2.6 million pledged as collateral on its interest rate swaps with a third-party financial institution as of March 31, 2026.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of March 31, 2026 compared to December 31, 2025 and a comparison of the results of operations for the three months ended March 31, 2026 and 2025. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2025 Annual Report filed on Form 10-K.

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

As a leading Northeastern and Eastern Pennsylvania community bank, our goals are to enhance shareholder value while we continue to operate a full-service community bank. We focus on growing our core business of retail and business lending and deposit gathering while maintaining strong asset quality and controlling operating expenses. We continue to implement management strategies to diversify earning assets (see “Funds Deployed” section of this management’s discussion and analysis) and to increase the amount of relationship core deposits (see “Funds Provided” section of this management’s discussion and analysis). These strategies include a focus on commercial lending and the ancillary business products and services supporting our commercial customers’ needs as well as residential lending strategies and an array of consumer products. We focus on developing a full banking relationship with existing, as well as new business prospects. The Bank has a personal and corporate trust department and also provides alternative financial and insurance products with asset management services. In addition, we explore opportunities to selectively expand and optimize our franchise footprint, consisting presently of our 21-branch network.

We are impacted by national, regional and market area economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties, and Eastern Pennsylvania, primarily in Northampton county. According to the U.S. Bureau of Labor Statistics, the national unemployment rate for March 2026 was 4.3%, down 0.1 percentage point compared to December 2025. Due to delays in the release of local unemployment data, February 2026 unemployment rates represented the most current data available at the time of filing. The local market unemployment rates in the Scranton – Wilkes-Barre – Hazleton (market area north) and the Allentown – Bethlehem – Easton (market area south) Metropolitan Statistical Areas (local) increased. The local unemployment rates at February 28, 2026 were 5.5% in market area north and 4.9% in market area south, respectively, an increase of 1.2 percentage points and 1.0 percentage points from the 4.3% and 3.9%, respectively, at December 31, 2025. The median home values in the Scranton – Wilkes-Barre – Hazleton metro and Allentown – Bethlehem – Easton metro each increased 2.5% and 2.9% from a year ago, according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, and values are expected to grow 0.9% and 1.9%, respectively, in the next year. In light of these expectations, we continue to monitor housing market conditions, including home price trends and interest rate expectations. Management will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

For the three months ended March 31, 2026, net income was $7.5 million, or $1.29 basic earnings per share and $1.28 diluted earnings per share, a 25% increase, compared to $6.0 million, or $1.04 basic earnings per share and $1.03 diluted earnings per share, for the three months ended March 31, 2025.

As of March 31, 2026 and March 31, 2025, common book value per share was $42.14 and $36.70, and tangible common book value per share (non-GAAP) was $38.67 and $33.16 (1), respectively. The increase in tangible book value was due primarily to an increase in retained earnings from net income. These non-GAAP measures should be reviewed in connection with the reconciliation of these non-GAAP ratios.

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

In addition to the challenging economic environment in which we compete, the regulation and oversight of our business has changed significantly in recent years. As described more fully in Part II, Item 1A, “Risk Factors” below, as well as Part I, Item 1A, “Risk Factors,” and in the “Supervision and Regulation” section of management’s discussion and analysis of financial condition and results of operations in our 2025 Annual Report filed on Form 10-K, certain aspects of the Dodd-Frank Wall Street Reform Act (Dodd-Frank Act) continue to have a significant impact on us.

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at March 31, 2026 and 2025.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

	Three months ended
(dollars in thousands)	March 31, 2026	March 31, 2025
Interest income (GAAP)	$30,460	$28,308
Adjustment to FTE	784	771
Interest income adjusted to FTE (non-GAAP)	31,244	29,079
Interest expense (GAAP)	11,054	11,275
Net interest income adjusted to FTE (non-GAAP)	$20,190	$17,804

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income less gain/(loss) on sales of securities. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

	Three months ended
(dollars in thousands)	March 31, 2026	March 31, 2025
Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$15,191	$14,554

Net interest income (GAAP)	19,406	17,033
Plus: taxable equivalent adjustment	784	771
Non-interest income (GAAP)	5,189	4,973
Plus: Loss on sales of securities	577	822
Net interest income (FTE) plus adjusted non-interest income (non-GAAP)	$25,956	$23,599
Efficiency ratio (non-GAAP)	58.53%	61.67%

(1) See non-GAAP financial measurements reconciliation on page 33.

The following table provides a reconciliation of tangible common equity (non-GAAP) and the calculations of tangible book value per share and tangible common equity ratio:

(dollars in thousands)	March 31, 2026	March 31, 2025
Tangible Book Value per Share (non-GAAP)
Total assets (GAAP)	$2,859,265	$2,711,310
Less: Intangible assets	(20,181)	(20,431)
Tangible assets	2,839,084	2,690,879
Total shareholders' equity (GAAP)	244,652	211,674
Less: Intangible assets	(20,181)	(20,431)
Tangible common equity	$224,471	$191,243

Common shares outstanding, end of period	5,805,180	5,767,500
Tangible Common Book Value per Share (non-GAAP)	$38.67	$33.16
Tangible Common Equity Ratio (non-GAAP)	7.91%	7.11%
Unrealized losses on held-to-maturity securities, net of tax	$(20,507)	$(23,860)
Adjusted tangible common equity ratio (non-GAAP)	7.18%	6.22%

The following table provides a reconciliation of pre-provision net revenue (PPNR) to average assets (non-GAAP):

(dollars in thousands)	March 31, 2026	March 31, 2025
Pre-Provision Net Revenue to Average Assets
Income before taxes (GAAP)	$8,439	$7,082
Plus: Provision for credit losses	965	370
Total pre-provision net revenue (non-GAAP)	$9,404	$7,452
Total (annualized) (non-GAAP)	$38,139	$30,222

Average assets	$2,809,513	$2,609,769
Pre-Provision Net Revenue to Average Assets (non-GAAP)	1.36%	1.16%

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

Comparison of the results of operations

three months ended March 31, 2026 and 2025

Overview

Net income for the quarter ended March 31, 2026 was $7.5 million, or $1.29 basic earnings per share and $1.28 per diluted share, compared to $6.0 million, or $1.04 basic earnings per share and $1.03 per diluted share, for the quarter ended March 31, 2025.  The $1.5 million, or 25%, increase in net income resulted primarily from a $2.4 million increase in net interest income coupled with a $0.2 million increase in non-interest income. This was partially offset by a $0.6 million increase in non-interest expense and a $0.6 million increase in the provision for credit losses on the growth of loans and unfunded commitments.

Return on average assets (ROA) was 1.08% and 0.93% for the first quarters of 2026 and 2025, respectively. During the same time periods, return on average shareholders’ equity (ROE) was 12.41% and 11.66%, respectively. The increases in ROA and ROE were primarily the result of an increase in net income during the first quarter of 2026, compared to the same period of 2025. Pre-provision net revenue to average assets (non-GAAP) was 1.36% and 1.16% for the three months ended March 31, 2026 and 2025, respectively. The increases were due to an increase in income before taxes quarter-over-quarter.

Net interest income and interest sensitive assets / liabilities

Net interest income was $19.4 million for the first quarter of 2026, representing a 14% increase over the $17.0 million earned for the first quarter of 2025.  The $2.4 million increase in net interest income resulted from the increase of $2.2 million in interest income primarily due to a $160.6 million increase in the average balance of interest-earning assets and a 4 basis point increase in fully-taxable equivalent ("FTE") (non-GAAP measurement) yields. The loan portfolio had the most significant impact, producing a $2.0 million increase in FTE interest income from $132.8 million in higher quarterly average balances and an increase of 5 basis points in FTE loan yields. Additionally, the Company experienced an increase of $0.6 million in interest earned from interest-bearing deposits with other financial institutions from $77.3 million in higher average balances. The increase in interest income was coupled with a $0.2 million decrease in interest expense due to a 21 basis points decrease in rates paid on interest-bearing deposits which more than offset the increase from $138.0 million in higher average balances compared to the first quarter of 2025.

The FTE yield on interest-earning assets was 4.77% for the first quarter of 2026, an increase of 4 basis points from 4.73% for the first quarter of 2025. The overall cost of interest-bearing liabilities was 2.27% for the first quarter of 2026, a decrease of 22 basis points from the 2.49% for the first quarter of 2025.  The cost of funds decreased 16 basis points from 1.93% to 1.77% for the first quarters of 2025 and 2026, respectively. The Company’s FTE net interest spread was 2.50% for the first quarter of 2026, an increase of 26 basis points from 2.24% recorded for the first quarter of 2025.  FTE net interest margin increased to 3.08% for the three months ended March 31, 2026 from 2.89% for the same period of 2025 primarily due to the reduction in rates paid on interest-bearing deposits.

For the remainder of 2026, the Company currently expects to operate in a stable to moderately declining interest rate environment. Management’s outlook is informed primarily by the Federal Open Market Committee’s (FOMC) published statements and economic projections. During the fourth quarter of 2025, the FOMC reduced the federal funds rate by an aggregate of 75 basis points. Based on current consensus economic forecasts, short-term rate stability with the potential for one additional reduction of 25 basis point is presently anticipated over the remaining fiscal year 2026. In this environment, the Company expects loan demand to remain supported by its current pipeline and anticipates continued growth in the loan portfolio, initially funded through available excess cash holdings. If excess cash is depleted and deposit growth is insufficient to fund planned loan growth, the Company expects to utilize wholesale borrowings. Overall changes in market interest rates are expected to impact the Company’s net interest margin (“NIM”) based on the timing and magnitude of repricing across earning assets and interest-bearing liabilities. In a declining-rate environment, yields on variable-rate loans and other earning assets may reprice downward more quickly than funding costs, which could pressure NIM. However, management expects that a portion of this impact may be moderated by the Company’s ability to reduce interest-bearing deposit pricing and, as deposit rates approach more normalized levels, by the potential for a lower deposit beta (i.e., a lower percentage change in deposit rates relative to changes in benchmark market rates). The Company’s actual deposit beta and the resulting effect on NIM will depend on competitive dynamics, changes in deposit mix, and customer behaviors, including the extent to which customers shift balances among non-interest-bearing and interest-bearing accounts or into higher-rate products. Management’s focus remains on enhancing and protecting NIM by reallocating cash flows toward higher-yielding assets, maintaining disciplined and proactive loan pricing (including floors where appropriate), and actively managing deposit costs and product mix to preserve an appropriate spread.

The Company’s cost of interest-bearing liabilities was 2.27% for the three months ended March 31, 2026 compared to 2.49% for the same 2025 period. The declining rates paid on interest-bearing deposits contributed to the lower cost of interest-bearing liabilities.

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

The table below sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated. Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for March 31, 2026 and 2025 to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments. This treatment allows a uniform comparison among yields on interest-earning assets. Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for credit losses. Home equity lines of credit (HELOC) are included in the residential real estate category since they are secured by real estate. Net deferred loan cost amortization of $0.2 million and $0.2 million during the first quarter of 2026 and 2025, respectively, are included in interest income from loans. Purchase accounting adjustments of $0.3 million and $0.4 million are included in interest income from loans and approximately $1 thousand and $1 thousand reduced interest expense on deposits and borrowings for the three months ended March 31, 2026 and 2025. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Residual values for direct finance leases are included in the average balances for consumer loans.

(dollars in thousands)	March 31, 2026			March 31, 2025
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$146,889	$1,347	3.72%	$69,575	$771	4.49%
Restricted investments in bank stock	4,427	89	8.14	3,973	74	7.54
Investments:
Agency - GSE	110,089	386	1.42	113,787	409	1.46
MBS - GSE residential	189,470	800	1.71	216,362	1,050	1.97
State and municipal (nontaxable)	181,089	1,233	2.76	191,618	1,391	2.94
State and municipal (taxable)	77,076	393	2.07	85,906	443	2.09
Total investments	557,724	2,812	2.04	607,673	3,293	2.20
Loans and leases:
C&I and CRE (taxable)	1,058,239	16,068	6.16	915,402	14,123	6.26
C&I and CRE (nontaxable)	137,671	1,804	5.31	128,240	1,648	5.21
Consumer	146,906	2,095	5.78	183,692	2,451	5.41
Residential real estate	603,021	7,029	4.73	585,706	6,719	4.65
Total loans and leases	1,945,837	26,996	5.63	1,813,040	24,941	5.58
Total interest-earning assets	2,654,877	31,244	4.77%	2,494,261	29,079	4.73%
Non-interest earning assets	154,636			115,508
Total assets	$2,809,513			$2,609,769

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$686,273	$3,244	1.92%	$663,218	$3,283	2.01%
Savings and clubs	191,491	162	0.34	192,030	134	0.28
MMDA	740,013	4,555	2.50	631,984	4,353	2.79
Certificates of deposit	347,195	3,020	3.53	339,725	3,417	4.08
Total interest-bearing deposits	1,964,972	10,981	2.27	1,826,957	11,187	2.48
Secured borrowings	5,557	73	5.30	6,226	88	5.71
Short-term borrowings	16	-	-	22	-	3.90
Total interest-bearing liabilities	1,970,545	11,054	2.27%	1,833,205	11,275	2.49%
Non-interest bearing deposits	558,264			533,286
Non-interest bearing liabilities	36,932			34,937
Total liabilities	2,565,741			2,401,428
Shareholders' equity	243,772			208,341
Total liabilities and shareholders' equity	$2,809,513			$2,609,769
Net interest income - FTE		$20,190			$17,804

Net interest spread			2.50%			2.24%
Net interest margin			3.08%			2.89%
Cost of funds			1.77%			1.93%

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

	Three months ended March 31,
(dollars in thousands)	2026 compared to 2025			2025 compared to 2024
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$729	$(153)	$576	$458	$(63)	$395
Restricted investments in bank stock	9	6	15	1	(8)	(7)
Investments:
Agency - GSE	(13)	(9)	(22)	1	-	1
MBS - GSE residential	(122)	(129)	(251)	(42)	12	(30)
State and municipal	(95)	(93)	(188)	(18)	(121)	(139)
Total investments	(230)	(231)	(461)	(59)	(109)	(168)
Loans and leases:
Residential real estate	201	109	310	314	368	682
C&I and CRE	2,229	(161)	2,068	1,727	261	1,988
Consumer	(516)	160	(356)	(493)	286	(207)
Total loans and leases	1,914	108	2,022	1,548	915	2,463
Total interest income	2,422	(270)	2,152	1,948	735	2,682

Interest expense:
Deposits:
Interest-bearing checking	111	(151)	(40)	(26)	(512)	(538)
Savings and clubs	-	29	29	(8)	(14)	(22)
Money market	695	(493)	202	707	57	764
Certificates of deposit	74	(471)	(397)	845	197	1,042
Total deposits	880	(1,086)	(206)	1,518	(272)	1,246
Secured borrowings	(9)	(6)	(15)	(17)	(16)	(33)
Short-term borrowings	-	-	-	(537)	(83)	(620)
Total interest expense	871	(1,092)	(221)	964	(371)	593
Net interest income	$1,551	$822	$2,373	$984	$1,107	$2,090

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

Management continuously reviews the risks inherent in the loan portfolio. The determination of the amounts of the allowance for credit losses and the provision for credit losses is based on management’s current judgments about the credit quality of the Company’s financial assets and known and expected relevant internal and external factors that significantly affect collectability such as historical loss information, current conditions, and reasonable and supportable forecasts, including significant qualitative factors

For the three months ended March 31, 2026, the provision for credit losses on loans was $875 thousand and the provision for credit losses on unfunded commitments was $90 thousand, compared to a $455 thousand provision for credit losses on loans and a $85 thousand net benefit in the provision for credit losses on unfunded loan commitments for the three months ended March 31, 2025.

For the three months ended March 31, 2026, the increase in the provision for credit losses on loans compared to the prior year period was due to significantly higher loan growth between the comparable periods.

For the three months ended March 31, 2026, the increase in the provision for credit losses on unfunded commitments compared to the prior period was due to the originated growth in the portfolio, specifically in commercial construction commitments.

The provision for credit losses derives from the reserve required from the allowance for credit losses calculation. The Company continued provisioning for three months ended March 31, 2026 to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for credit losses, see “Allowance for credit losses”, located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

Total non-interest income increased $0.2 million, or 4%, to $5.2 million for the first quarter of 2026 compared to $5.0 million for the first quarter of 2025. The increase in non-interest income was primarily attributed to increases of $0.4 million in fees from commercial loans with interest rate hedges and $0.3 million in wealth management revenue with the largest contributor being personal trust fees. These increases were partially offset by a $0.6 million lower gain on sold loans due to a $0.5 million gain on the sale of a commercial loan during the first quarter of 2025. Additionally, the Company saw an increase of $0.2 million in commercial loan late fees due to two substandard loans that were paid off in the first quarter of 2026.

Operating expenses

Non-interest expenses increased $0.6 million, or 4%, for the first quarter of 2026 to $15.2 million from $14.6 million for the same quarter of 2025. The increase in non-interest expenses was attributed to the increases in salaries and benefits expense of $0.4 million primarily due to an increase in the number of bankers and incentive-based compensation throughout the quarter. Additionally, the Company saw an increase of $0.2 million in advertising and marketing expenses primarily due to an increase in Neighborhood Assistance Program donations from which the Company recognized $0.2 million in additional tax credits causing a corresponding decrease in PA shares tax expense.

Upon occupancy of the new corporate headquarters, the Company does expect the relocation to have an impact on operating costs. Incremental costs associated with operating the new headquarters are expected to be partially offset by efficiencies from the consolidation of certain departments into the corporate center and the closure or disposition of other owned and leased properties, including the sale of our Financial Center building. The Company also expects such costs to be partially offset by available historic tax credit benefits.

The ratios of non-interest expense less non-interest income to average assets, known as the expense ratio, were 1.36% and 1.37% for the three months ended March 31, 2026 and 2025. The expense ratio slightly decreased because of higher average assets. The efficiency ratio (non-GAAP) decreased from 61.67% at March 31, 2025 to 58.53%(1) at March 31, 2026 due to net interest income increasing faster than non-interest expenses.

Provision for income taxes

The provision for income taxes decreased $0.1 million during the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a $0.5 million discount recognized in the provision from utilizing/applying purchased renewable energy tax credits in the first quarter of 2026. The Company's effective tax rate was 11.6% at March 31, 2026 compared to 15.4% at March 31, 2025. The difference between the effective rate and the enacted statutory corporate rate of 21% is due mostly to the recognition of this $0.5 million discount in the first quarter of 2026.

Comparison of financial condition at

 March 31, 2026 and December 31, 2025

Overview

The Company’s total assets had a balance of $2.9 billion as of March 31, 2026, an increase of $111.2 million from December 31, 2025. The increase resulted from $111.9 million of growth in the loans and leases portfolio during the first three months of 2026. Cash and cash equivalents also increased by $6.9 million and premises and equipment increased $3.8 million over the same time period as the Company sold investment securities with the proceeds maintained in interest-bearing deposits with financial institutions. Deposit growth of $109.1 million was utilized to fund loan growth.

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

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM). To date, management has not purchased any securities for trading purposes. Some of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them. The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions. Debt securities designated as AFS are carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported within shareholders’ equity as a component of accumulated other comprehensive income (AOCI). Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity. For the three months ended March 31, 2026, AOCI improved by $0.4 million primarily due to the amortization of the discount recognized on the transfer of HTM securities.

As of March 31, 2026, the carrying value of held-to-maturity securities was $227.7 million, net of $11.5 million in remaining transferred discount.

(1) See non-GAAP financial measurements reconciliation on page 32.

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

During September 2023, the Company entered into a $100 million interest rate swap with a third-party financial institution to limit the risk to the investment portfolio of rising interest rates. The interest rate swap was designated as a fair value hedge and utilized a pay fixed interest rate swap to hedge the change in fair value attributable to the movement in the Secured Overnight Financing Rate ("SOFR"). The Company designated $50 million of the swap's notional balance as a hedge against the closed portfolio of 20-year mortgage-backed securities and $50 million as a hedge against the closed portfolio of tax-free municipal bonds. As of March 31, 2026, the Company recorded the fair value of the swap of $0.5 million in accrued interest payable and other liabilities on the consolidated balance sheet offset by a $0.5 million increase to the carrying value of designated investment securities.

As of March 31, 2026, the carrying value of investment securities amounted to $512.3 million, or 18% of total assets, compared to $523.9 million, or 19% of total assets, as of December 31, 2025. On March 31, 2026, 32% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations. The mortgage-backed securities portfolio includes only pass-through bonds issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association (GNMA).

The Company’s municipal (obligations of states and political subdivisions) portfolio is comprised of tax-free municipal bonds with a carrying value of $180.7 million ($173.7 million including the remaining net unrealized loss transferred on HTM securities) and taxable municipal bonds with a carrying value of $81.8 million ($75.9 million including the remaining net unrealized loss transferred on HTM securities). The overall credit ratings of these municipal bonds were as follows: 36% AAA, 62% AA, and 1% A. For municipal securities HTM, the Company utilized a third-party model to analyze whether a credit loss reserve is needed for these bonds. The amount of the credit loss reserve calculated was immaterial because of the underlying strong credit quality of the municipal portfolio.

As of March 31, 2026, the carrying value of total investments decreased $11.6 million, or 2%. The decline was primarily due to the sale of $5.8 million in available-for-sale securities and $5.1 million in securities paydowns. The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company. Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile, to the extent possible.

A comparison of investment securities at March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026				December 31, 2025
(dollars in thousands)	Amount	%	Book yield	Reprice term (years)	Amount	%	Book yield	Reprice term (years)
HTM securities:
Obligations of states & political subdivisions - tax exempt	$83,622	16.3%	2.1%	18.4	$83,606	16.1%	2.06%	18.8
Obligations of states & political subdivisions - taxable	60,209	11.8	2.1	9.1	60,113	11.4	2.06	9.3
Agency - GSE	83,908	16.4	1.4	4.2	83,620	15.9	1.43	4.4
Total HTM securities	$227,739	44.5%	1.8%	10.7	$227,339	43.4%	1.83%	11.1
AFS debt securities:
MBS - GSE residential	$164,052	32.0%	2.0%	5.2	$169,165	32.3%	2.0%	5.4
Obligations of states & political subdivisions - tax exempt	80,196	15.7	2.4	6.3	87,116	16.6	2.4	17.0
Obligations of states & political subdivisions - taxable	15,668	3.1	1.4	3.4	15,704	3.0	1.4	3.6
Agency - GSE	24,653	4.7	1.1	2.5	24,622	4.7	1.1	2.8
Total AFS debt securities	$284,569	55.5%	2.0%	5.2	$296,607	56.6%	2.0%	8.5
Total securities	$512,308	100.0%	1.9%	7.6	$523,946	100.0%	1.9%	9.6

The investment securities portfolio contained no private label mortgage-backed securities, collateralized mortgage obligations, collateralized debt obligations, or trust preferred securities. The portfolio had no adjustable-rate instruments as of March 31, 2026 and December 31, 2025.

The AFS securities were recorded with a net unrealized loss of $36.5 million and $36.4 million as of March 31, 2026 and December 31, 2025, respectively. The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve. Generally, the values of debt securities move in the opposite direction of the changes in interest rates. As interest rates along the treasury yield curve rise, especially at the intermediate and long end, the values of debt securities tend to decline. Whether or not the value of the Company’s investment portfolio will change above or below its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio. Management does not consider the reduction in value attributable to changes in credit quality. Correspondingly, when interest rates decline, the market values of the Company’s debt securities portfolio could be subject to market value increases.

As of March 31, 2026, the Company had $354.9 million in public deposits, or 14% of total deposits. Pennsylvania state law requires the Company to maintain pledged securities on public and trust deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers. The Company also pledges securities for derivative instruments and certain borrowed funds. As of March 31, 2026, the balance of pledged securities required was $393.4 million, or 77% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether credit losses on debt securities exist. Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security has credit losses. If a decline in value is deemed to be a credit loss, a contra-asset is recorded on both HTM and AFS securities, limited by the amount that the fair value is less than the amortized cost basis. During the three months ended March 31, 2026, the Company did not incur any credit losses on debt securities from its investment securities portfolio.

During the first three months of 2026, the Company sold five available-for-sale securities with the intention of replacing the holdings with better yielding bonds. The Company recognized a loss of $0.6 million as the amortized cost was $5.8 million compared to the sales proceeds of $5.2 million. These sales were undertaken as part of the ongoing management strategy of improving margin and focusing on more effective interest earning assets.

Restricted investments in bank stock

Investment in FHLB stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB. Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level. In addition, the Company earns a return or dividend based on the amount invested. The balance in FHLB stock was $4.4 million and $4.3 million as of March 31, 2026 and December 31, 2025, respectively.  The dividends received from the FHLB totaled $89 thousand and $77 thousand for the three months ended March 31, 2026 and 2025, respectively. Atlantic Community Bankers Bank (ACBB) stock totaled $82 thousand as of March 31, 2026 and December 31, 2025.

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

As of March 31, 2026 and December 31, 2025, loans HFS consisted of residential mortgages with carrying amounts of $0.6 million and $0.6 million, respectively, which approximated their fair values. During the three months ended March 31, 2026, residential mortgage loans with principal balances of $9.7 million were sold into the secondary market and the Company recognized net gains of $0.2 million, compared to $12.5 million and $0.2 million, respectively, during the three months ended March 31, 2025.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster relationships and opportunities with those customers. At March 31, 2026 and December 31, 2025, the servicing portfolio balance of sold residential mortgage loans was $508.6 million and $513.6 million, respectively, with mortgage servicing rights of $1.0 million and $1.1 million for the same periods, respectively.

Loans and leases

As of March 31, 2026, the Company had gross loans and leases totaling $2.0 billion, an increase of $111.9 million, or 6%, compared to $1.9 billion at December 31, 2025.

During the three months ended March 31, 2026, the growth in the portfolio was attributed primarily to a $122.3 million increase in the commercial portfolio and a $1.5 million increase in the residential portfolio, which was partially offset by the $12.1 million reduction in the consumer portfolio attributed to a strategic reduction in the auto portfolio.

As management continues to identify ways to optimize the Company’s balance sheet, the focus is to lend in areas that provide better risk-adjusted returns and improved opportunities to deepen relationships with our customers. This could result in a change in the composition of the loan portfolio in future periods.

The composition of the loan portfolio at March 31, 2026 and December 31, 2025 is summarized as follows:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Amount	%	Amount	%
Commercial and industrial:
Commercial	$239,736	11.8%	$220,526	11.5%
Municipal	130,303	6.4	120,604	6.3
Commercial real estate:
Non-owner occupied	499,441	24.7	416,521	21.8
Owner occupied	359,640	17.8	340,808	17.8
Construction	48,306	2.4	56,684	3.0
Consumer:
Home equity installment	52,696	2.6	53,973	2.8
Home equity line of credit	71,189	3.5	70,195	3.7
Auto loans - Recourse	9,256	0.5	10,139	0.5
Auto loans - Non-recourse	37,326	1.8	43,852	2.3
Direct finance leases	17,446	0.9	19,666	1.0
Other	26,328	1.3	28,463	1.5
Residential:
Real estate	516,067	25.5	515,489	27.0
Construction	16,581	0.8	15,685	0.8
Gross loans	2,024,315	100.0%	1,912,605	100.0%
Less:
Allowance for credit losses	(20,942)		(20,168)
Unearned lease revenue	(1,262)		(1,454)
Net loans	$2,002,111		$1,890,983

Loans held-for-sale	$618		$573

Commercial & industrial (C&I) and commercial real estate (CRE)

As of March 31, 2026, the commercial portfolio increased by $122.3 million, or 11%, to $1.3 billion compared to the December 31, 2025 balance of $1.2 billion. The increase was due to growth of $93.4 million in commercial real estate loans and $28.9 million in commercial and industrial loans. The increased origination growth in the commercial portfolio was attributed to management's balance sheet optimization strategy to grow this segment of the loan and lease portfolio.

For the three months ended March 31, 2026, commercial and industrial (non-municipal) loans increased $19.2 million, or 9%, from $220.5 million at December 31, 2025 to $239.7 million at March 31, 2026, which was due to one loan to a single borrower totaling $12.4 million and two loans to a single borrower totaling $5.2 million along with the standard originations and advances outpacing scheduled payments and curtailments.

Municipal loans are secured by the full faith and credit of respective local government units located in the Commonwealth of Pennsylvania authorized in accordance with the Local Government Unit Debt Act. These loans have a long history of performance within contractual terms with minimal defaults noted.

For the three months ended March 31, 2026, municipal loans increased $9.7 million, or 8%, from $120.6 million at December 31, 2025, to $130.3 million at March 31, 2026 which was attributed to a single origination to a municipal borrower totaling $3.0 million and standard portfolio growth.

Commercial real estate loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions and the complexities involved in valuing the underlying collateral whose values tend to move inversely with interest rates. These loans are secured with mortgages, or commercial real estate mortgages (CREM) against the subject property. In underwriting commercial real estate construction loans, the Company performs a robust analysis of the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the project using feasibility studies, market data, etc. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers consistent with Uniform Standards of Professional Appraisal Practice (USPAP) standards and compliant with Financial Institutions Reform, Recovery, and Enforcement Act (FIRREA). At March 31, 2026, the commercial real estate portfolio was 45% of total loans outstanding compared to 43% at December 31, 2025.

For the three months ended March 31, 2026, owner occupied commercial real estate loans increased $18.8 million, or 6%, from $340.8 million on December 31, 2025, to $359.6 million at March 31, 2026, due to three originations to three separate commercial real estate owner occupied borrowers totaling $11.2 million and general portfolio growth.

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

The Company maintains a well-diversified non-owner occupied commercial real estate portfolio with no material concentration to any property type. The chart below describes the purpose for the types of exposure contained within the loan portfolio for non-owner-occupied commercial real estate loans at March 31, 2026 compared to December 31, 2025:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate non-owner occupied:
1-4 Family	$52,517	10.52%	$46,379	11.13%
Multifamily	88,670	17.75%	50,533	12.13%
Industrial	62,229	12.46%	47,873	11.49%
Mixed Use	60,999	12.21%	60,430	14.52%
Retail	80,174	16.05%	67,498	16.21%
Land	27,204	5.45%	25,532	6.13%
Special Purpose	51,071	10.23%	41,731	10.02%
Hotel	29,504	5.91%	28,885	6.93%
Office	47,073	9.42%	47,660	11.44%
Total	$499,441	100.00%	$416,521	100.00%

For the three months ended March 31, 2026, non-owner occupied commercial real estate loans increased $82.9 million, or 20%, from $416.5 million on December 31, 2025, to $499.4 million on March 31, 2026. The increase is primarily driven by the origination of a $37 million loan, of which $15 million is anticipated to be sold to a participating bank, a $19.6 million loan to two separate borrowers, $16.8 million in construction loans that stabilized and were converted to non-owner occupied commercial real estate, and standard portfolio growth.

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

In the table above, office space comprised $47.0 million and special purpose comprised $51.2 million in outstanding amounts as of March 31, 2026, respectively. The office segment mainly has suburban medical and suburban professional third-party tenants. The special purpose segment includes self-storage facilities, assisted living facilities, nursing homes, and parking garages.

Construction lending consists of commercial and residential site development loans, as well as commercial building construction and residential housing construction loans. Management prefers lending to well-established developers with a proven track record and strong business and guaranteed with owners’ personal financial conditions. As of March 31, 2026, the commercial real estate construction portfolio had a balance of $48.3 million and consisted of $25.2 million, or 52%, of non-owner-occupied loans and $23.1 million, or 48%, of owner-occupied loans.

For the three months ended March 31, 2026, commercial real estate construction loans decreased $8.4 million, or 15%, from $56.7 million on December 31, 2025 to $48.3 million at March 31, 2026. This decrease was attributed to $16.9 million in projects that stabilized and were converted to owner and non-owner commercial real estate loans during the three months ended March 31, 2026. This decrease was partially offset by $2.7 million in commercial construction commitments originated during the year and $5.8 million increase in commitments booked prior to March 31, 2026.

Consumer

The consumer loan portfolio consisted of home equity installment, home equity line of credit, non-recourse auto loans, recourse auto loans, direct finance leases and other consumer loans.

For the three months ended March 31, 2026, the total consumer loan portfolio decreased by $12.1 million, or 5%, from $226.3 million at December 31, 2025 to $214.2 million at March 31, 2026, primarily due to a management strategic determination to reduce the indirect auto portfolio based on payoffs with minimal originations, resulting in a $9.7 million reduction coupled with a $2.1 million reduction in the consumer other portfolio and a $1.3 million reduction in the home equity installment portfolio. Offsetting these reductions was growth of $1.0 million in the HELOC portfolio.

Residential

For the three months ended March 31, 2026, the residential loan portfolio increased by $1.5 million from $531.2 million at December 31, 2025 to $532.7 million at March 31, 2026 due to general portfolio growth.

The residential loan portfolio consisted primarily of held-for-investment residential loans for primary residences, including $411 million in fixed-rate and $105 million in adjustable-rate mortgages as of March 31, 2026.

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

The following tables set forth the activity in the allowance for credit losses and certain key ratios for the period indicated:

(dollars in thousands)	As of and for the three months ended March 31, 2026		As of and for the twelve months ended December 31, 2025		As of and for the three months ended March 31, 2025

Balance at beginning of period	$20,168		$19,666		$19,666

Charge-offs:
Commercial and industrial	-		(376)		(29)
Commercial real estate	(45)		(56)		-
Consumer	(90)		(423)		(134)
Residential	-		(73)		(18)
Total	(135)		(928)		(181)

Recoveries:
Commercial and industrial	2		156		5
Commercial real estate	-		65		20
Consumer	32		136		52
Residential	-		18		-
Total	34		375		77
Net charge-offs	(101)		(553)		(104)
Provision for credit losses on loans	875		1,055		455
Balance at end of period	$20,942		$20,168		$20,017

Allowance for credit losses to total loans	1.04%		1.06%		1.10%
Net charge-offs to average total loans outstanding	0.02%		0.03%		0.02%
Average total loans	$1,945,837		$1,866,637		$1,813,040
Loans 30 - 89 days past due and accruing	$3,154		$3,026		$6,065
Loans 90 days or more past due and accruing	$15		$-		$32
Non-accrual loans	$2,422		$1,892		$5,951
Allowance for credit losses to non-accrual loans	8.65	x	10.66	x	3.36	x
Allowance for credit losses to non-performing loans	8.59	x	10.66	x	3.35	x

For the three months ended March 31, 2026, the allowance increased $0.7 million, or 4%, from $20.2 million at December 31, 2025 to $20.9 million at March 31, 2026. The increase in the allowance was based on the provisioning of $875 thousand partially offset by net charge-offs of $101 thousand.

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

Key loss driver assumptions used in the allowance estimate included the median Federal Open Market Committee (FOMC) National Gross Domestic Product (GDP) and unemployment rate forecasts, the Federal Housing Finance Agency (FHFA) House Price Index (HPI), prepayment and curtailment rates, and estimated remaining loan lives. Although key loss driver assumptions used in the ACL estimate remained largely stable from the estimate as of December 31, 2025 to the estimate as of March 31, 2026, the ACL on absolute terms increased based on growth in the loan and lease portfolio, changes in the composition of the portfolio, slower prepayment and curtailment rates, and less favorable economic forecasts.

Qualitative factors for the ACL estimate as of March 31, 2026 saw a general decrease compared to December 31, 2025 based on reduction in the qualitative factor for the improvement in the levels of and trends in delinquencies and non-accrual loans.

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

(dollars in thousands)	For the three months ended March 31, 2026	% of Total Net Charge-offs	For the three months ended March 31, 2025	% of Total Net Charge-offs
Net charge-offs
Commercial and industrial	$2	(2)%	$(24)	23%
Commercial real estate	(45)	45	20	(19)
Consumer	(58)	57	(82)	79
Residential	-	-	(18)	17
Total net charge-offs	$(101)	100%	$(104)	100%

For the three months ended March 31, 2026, net charge-offs against the allowance totaled $101 thousand compared with net charge-offs of $104 thousand for the three months ended March 31, 2025, representing a $3 thousand decrease. Net charge-offs were unchanged as a percentage of the total loan portfolio at 0.02% for the three months ended March 31, 2026 compared to 0.02% for the three months ended March 31, 2025.

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

	March 31, 2026			December 31, 2025			March 31, 2025
		% of	Category		% of	Category		% of	Category
		Total	% of		Total	% of		Total	% of
(dollars in thousands)	Allowance	Allowance	Loans	Allowance	Allowance	Loans	Allowance	Allowance	Loans
Category
Commercial real estate	$9,431	45%	45%	$8,806	44%	43%	$9,182	46%	42%
Commercial and industrial	2,956	14	18	2,731	14	18	2,413	12	16
Consumer	2,051	10	11	2,173	10	11	2,271	12	13
Residential real estate	6,474	31	26	6,404	32	28	6,094	30	29
Unallocated	30	-	-	54	-	-	57	-	-
Total	$20,942	100%	100%	$20,168	100%	100%	$20,017	100%	100%

As of March 31, 2026, the commercial real estate loan portfolio comprised 45% of the total allowance for credit losses, up 1 percentage point from December 31, 2025. As of March 31, 2026, the commercial real estate loan portfolio was 45% of the total loan and lease portfolio indicative of a comparable, relative reserve.

As of March 31, 2026, the commercial and industrial portfolio comprised 14% of the total allowance for credit losses, unchanged from December 31, 2025. As of March 31, 2026, the commercial and industrial portfolio was 18% of the total loan and lease portfolio indicative of a lower relative reserve, which is attributed to the shorter average duration of this portfolio and lower relative risk, specifically from the municipal portfolio.

As of March 31, 2026, the consumer portfolio comprised 10% of the total allowance for credit losses, unchanged from December 31, 2025. As of March 31, 2026, the consumer portfolio is 11% of the total loan and lease portfolio indicative of a lower relative reserve, which is attributed to the shorter average duration of this portfolio and lower relative risk, specifically from the indirect recourse and direct finance lease portfolios.

As of March 31, 2026, the residential portfolio comprised 31% of the total allowance for credit losses, down 1 percentage point from December 31, 2025. As of March 31, 2026, the residential portfolio is 26% of the total loan and lease portfolio indicative of a higher relative reserve, which is attributed to the longer average duration and inherent risk of the portfolio.

As of March 31, 2026, the unallocated reserve, representing the portion of the allowance not specifically identified with a loan or groups of loans, was less than 1% of the total allowance for credit losses, unchanged from December 31, 2025.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, other real estate owned (ORE) and repossessed assets.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025

Loans past due 90 days or more and accruing	$15	$-	$32
Non-accrual loans	2,422	1,892	5,951
Total non-performing loans	2,437	1,892	5,983
Other real estate owned and repossessed assets	6	326	119
Total non-performing assets	$2,443	$2,218	$6,102

Total loans, including loans held-for-sale	$2,023,671	$1,911,724	$1,817,509
Total assets	$2,859,265	$2,748,058	$2,711,310
Non-accrual loans to total loans	0.12%	0.10%	0.33%
Non-performing loans to total loans	0.12%	0.10%	0.33%
Non-performing assets to total assets	0.09%	0.08%	0.23%

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

Non-performing assets represented 0.09% of total assets at March 31, 2026 compared with 0.08% at December 31, 2025. The increase resulted from a $225 thousand, or 10%, increase in non-performing assets, specifically non-accrual loans, which increased $545 thousand. This increase was partially offset by a $320 thousand decline in other real estate owned and repossessed assets.

On March 31, 2026, there were a total of 26 non-accrual loans to 23 unrelated borrowers with balances that ranged from less than $1 thousand to $0.5 million, or $2.4 million in the aggregate. On December 31, 2025, there were a total of 24 non-accrual loans to 21 unrelated borrowers with balances that ranged from less than $1 thousand to $0.4 million, or $1.9 million in the aggregate.

There was one owner occupied commercial real estate loan totaling $15 thousand that was past due 90 days or more and accruing as of March 31, 2026, compared to zero as of December 31, 2025. All loans were well secured and in the process of collection.

The Company seeks payments from all past due customers through an aggressive customer communication process. Unless well-secured and in the process of collection, past due loans will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

The composition of non-performing loans as of March 31, 2026 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial:
Commercial	$239,736	$-	$45	$45	0.02%
Municipal	130,303	-	-	-	-
Commercial real estate:
Non-owner occupied	499,441	-	543	543	0.11%
Owner occupied	359,640	15	1,038	1,053	0.29%
Construction	48,306	-	-	-	-
Consumer:
Home equity installment	52,696	-	128	128	0.24%
Home equity line of credit	71,189	-	217	217	0.30%
Auto loans-Recourse	9,256	-	27	27	0.29%
Auto loans-Non Recourse	37,326	-	44	44	0.12%
Direct finance leases *	16,184	-	-	-	-
Other	26,328	-	-	-	-
Residential:
Real estate	516,067	-	380	380	0.07%
Construction	16,581	-	-	-	-
Loans held-for-sale	618	-	-	-	-
Total	$2,023,671	$15	$2,422	$2,437	0.12%

*Net of unearned lease revenue of $1.3 million.

Payments received from non-accrual loans are recognized on a cost recovery method. Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. If the non-accrual loans that were outstanding as of March 31, 2026 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $54 thousand.

Foreclosed assets held-for-sale

From December 31, 2025 to March 31, 2026, other real estate owned (ORE) decreased from $324 thousand to zero, a $324 thousand decrease, which was attributed to the sale of one residential property totaling $324 thousand.

The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$324	1	$429	3

Additions	-	-	442	3
Pay downs	-	-	(2)	-
Write downs	-	-	-	-
Transfers	-	-	-	-
Sales	(324)	(1)	(545)	(5)
Balance at end of period	$-	-	$324	1

As of March 31, 2026, the Company had no properties in ORE.

As of March 31, 2026, the Company had one other repossessed asset totaling $6 thousand which was a vehicle. As of December 31, 2025, the Company had one other repossessed asset totaling $2 thousand which was a vehicle.

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

Premises and equipment

Net of depreciation, premises and equipment increased $3.8 million during the first three months of 2026 primarily due to construction in the new headquarters building. These increases were partially offset by $0.5 million in depreciation expense.

The Company is in the process of a new historically renovated corporate headquarters construction which will continue to increase construction in process. On December 23, 2020, the Commonwealth of Pennsylvania authorized the first of three Redevelopment Assistance Capital Program (RACP) grant funding in the amount of $2.0 million, a second on December 6, 2021 in the amount of $2.0 million, and the final grant award on November 1, 2024 in the amount of $4.0 million, bringing the total RACP grant award to $8.0 million.  The $8.0 million RACP grants will offset the total construction costs of the renovation and rehabilitation of the historic Scranton Electric Building. As of March 31, 2026, the Company incurred $23.4 million in costs for the corporate headquarters building in downtown Scranton which included planning, engineering, and architectural fees as well as interior demolition and construction. It is currently expected that the remaining building costs could range from $5 million to $6 million. This estimated range may expand due to unknown supply chain issues, labor pricing, design changes, or upgrades required to meet current codes.  The Company currently estimates furniture and office equipment costs at $2.0 million and technology equipment and infrastructure at $0.6 million. The historic nature of this building has qualified the Company for an estimated $4.3 million in state and federal historic tax credits. The project is expected to be completed in the second quarter of 2026. During 2025, the Company transferred its current downtown Scranton location to other assets held-for-sale and expects the sale of the current location to be finalized upon completion of the corporate headquarters.

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

The following table represents the components of deposits as of the date indicated:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$694,004	26.9%	$674,412	27.3%
Savings and clubs	199,011	7.7	188,449	7.6
Money market	762,437	29.7	698,935	28.4
Certificates of deposit	346,234	13.4	352,976	14.3
Total interest-bearing	2,001,686	77.7	1,914,772	77.6
Non-interest bearing	574,808	22.3	552,581	22.4
Total deposits	$2,576,494	100.0%	$2,467,353	100.0%

Total deposits increased $109.1 million, or 4%, to $2.6 billion as of March 31, 2026, compared to $2.5 billion at December 31, 2025. Growth was driven by expansion in primary consumer and business households and relationships, increased balances within existing relationships, and continued execution of relationship-based retention and growth strategies.

Key drivers of deposit growth include:

●	Money Market Accounts: Increased $63.5 million, primarily reflecting growth in business and public account balances.
●	Interest-Bearing Checking: Increased $19.6 million, largely attributable to seasonal inflows in public deposit accounts.
●	Savings and Club Accounts: Increased $10.6 million, supported by the expansion of personal relationship-based savings products.
●	Non-Interest-Bearing Checking: Increased $22.2 million, led by business checking account growth.

These increases were partially offset by a $6.7 million decline in time deposits, reflecting an ongoing shift toward more liquid, interest-bearing deposit products.

Public deposit balances are expected to continue exhibiting seasonal variability, which may periodically moderate overall deposit growth.

The Company utilizes the Certificate of Deposit Account Registry Service (CDARS) reciprocal program and Insured Cash Sweep (ICS) reciprocal program to obtain FDIC insurance protection for clients who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000. The Company had $2.1 million and $48.9 million in CDARS as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, ICS reciprocal deposits represented $138.7 million and $153.1 million, or 5% and 6%, respectively, of total deposits which are included in interest-bearing checking accounts in the table above.

As of March 31, 2026, total uninsured deposits were estimated to be $1.1 billion, or 43% of total deposits. The estimate of uninsured deposits is based on the same methodologies and assumptions used for regulatory reporting requirements. The Company aggregates deposit products by taxpayer identification number and classifies into ownership categories to estimate amounts over the FDIC insurance limit. As of March 31, 2026, the ratio of uninsured and non-collateralized deposits to total deposits was $705.5 million, or 27%. Collateralized deposits totaled $391.4 million, or 15%, of total deposits as of March 31, 2026.

The maturity distribution of certificates of deposit that meet or exceed the FDIC limit, by account, at March 31, 2026 is as follows:

(dollars in thousands)
Three months or less	$59,577
More than three months to six months	78,427
More than six months to twelve months	16,302
More than twelve months	1,229
Total	$155,535

Approximately 85% of the CDs, with a weighted-average interest rate of 3.64%, are scheduled to mature in 2026 and an additional 13%, with a weighted-average interest rate of 2.81%, are scheduled to mature in 2027. Renewing CDs are currently expected to reprice to lower market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products. The Company continues to address maturing CDs on a relationship pricing basis, with both CD retention and promotional programs and a rate match when prudent to maintain relationships. For the three months ended March 31, 2026, 87% of maturing CDs were retained in deposit products within the bank. The Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Short-term borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

Short-term borrowings may include overnight balances with FHLB's line of credit and/or correspondent banks federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations. As of March 31, 2026, the Company did not use any short-term borrowings to fund loan growth. As of March 31, 2026, the Company had the ability to borrow $138.0 million from the Federal Reserve borrower-in-custody program, full availability of $150.0 million in overnight borrowings with the FHLB open-repo line of credit and $30.0 million from lines of credit with correspondent banks.

Secured borrowings

As of March 31, 2026, the Company had 4 secured borrowing agreements with third parties with a carrying value of $4.8 million compared to 5 secured borrowing agreements with third parties with a carrying value of $6.0 million at December 31, 2025, related to certain sold loan participations that did not qualify for sales treatment. Secured borrowings are expected to decrease through the remainder of 2026 from scheduled amortization and, when possible, early pay-offs.

FHLB advances

The Company had no FHLB advances as of March 31, 2026 and December 31, 2025. As of March 31, 2026, the Company had the ability to borrow up to $834.2 million from the FHLB, net of any overnight borrowings utilized. The Company does not expect to have any FHLB advances during 2026.

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee. As of  March 31, 2026, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the three months ended March 31, 2026, the Company grew cash and cash equivalents by $6.9 million. During the period, the Company’s operations provided $7.6 million mostly from $18.5 million of net cash inflow from the components of net interest income partially offset by net non-interest expense/income related payments of $11.6 million. Cash inflow from interest-earning assets, deposit growth and loan payments were used to fund the loan portfolio, invest in bank premises and equipment and make net dividend payments. The Company received a large amount of public deposits over the past few years. The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities. Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs. As of March 31, 2026, the Company had $114.4 million in unpledged securities.

Subsequent to quarter end through the date of filing, the Company began experiencing a decrease in cash balances to fund deposit outflows. The Company believes these outflows were due to seasonal spending and transfers of funds to wealth management.

During 2021 and 2022, the Company also experienced deposit inflow resulting from businesses and municipalities that received relief from the CARES Act, American Rescue Plan Act ("ARPA") and other government stimulus. As of March 31, 2026, the Company has approximately $21.0 million, an increase of $4.6 million, or 28%, from $16.4 million at the end of 2025, in remaining ARPA balances. The Company expects that the funds will be depleted by year end, as the expenditure deadline is December 31, 2026.

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

Lending commitments include commitments to originate loans and commitments to fund unused lines of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Unfunded commitments of existing loan facilities totaled $609.4 million, standby letters of credit totaled $32.6 million and the level of uninsured and non-collateralized deposits was $705.5 million at March 31, 2026. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As of March 31, 2026, the Company maintained $155.0 million in cash and cash equivalents and $285.2 million of investments AFS and loans HFS. Also, as of March 31, 2026, the Company had approximately $834.2 million available borrowing capacity from the FHLB, $30.0 million from correspondent banks, $138.0 million from the FRB, and $412.2 million from the IntraFi Network One-Way Buy program. The combined total of $2.0 billion represented 68% of total assets at March 31, 2026. Management believes this level of liquidity to be strong and adequate to support current operations.

Capital

As of March 31, 2026, total shareholders' equity increased $5.8 million, or 2%, due principally to $4.9 million higher retained earnings from net income of $7.5 million plus a $0.4 million, after tax, improvement in accumulated other comprehensive income. Capital was further enhanced by $0.5 million from the issuance of common stock under the Company’s stock plans and restricted stock activity. Partially offsetting these increases, were $2.5 million of cash dividends paid on the Company’s common stock. The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 33.69% as of March 31, 2026. The balance of earnings is retained to further strengthen the Company’s capital position.

As of March 31, 2026, the Company reported a net unrealized loss position of $40.3 million, net of tax, from the securities portfolio compared to a net unrealized loss of $40.7 million as of December 31, 2025. The $0.4 million improvement during the first quarter of 2026 was from the amortization of unrealized losses on held-to-maturity securities. Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and market conditions, and not in the creditworthiness of the issuers.

Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline. During the period of declining rates, the Company expects pricing in the bond portfolio to improve. There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.

The tangible common equity (TCE) ratio (non-GAAP) was 7.91% and 7.11% for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026 and 2025, the held-to-maturity securities portfolio had $20.5 million and $23.9 million in unrealized losses, net of deferred taxes. If the TCE ratio was adjusted to include the unrealized losses on held-to-maturity securities, the adjusted TCE ratio (non-GAAP) would have been 7.18% and 6.22% (1) at March 31, 2026 and 2025, respectively.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%. As of  March 31, 2026 and December 31, 2025, the Bank exceeded all capital adequacy requirements to which it was subject.

(1) See non-GAAP financial measures reconciliation on page 33.

The following table depicts the actual and required capital and related capital ratios of the Company, on a consolidated basis, and the Bank as of  March 31, 2026 and December 31, 2025. No amounts were deducted from capital for interest-rate risk in either 2026 or 2025.

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of March 31, 2026

Total capital (to risk-weighted assets)
Consolidated	$287,012	14.5%	≥	$158,895	8.0%	≥	$208,550	10.5%		N/A	N/A
Bank	$286,790	14.4%	≥	$158,898	8.0%	≥	$208,553	10.5%	≥	$198,622	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$264,770	13.3%	≥	$89,378	4.5%	≥	$139,033	7.0%		N/A	N/A
Bank	$264,459	13.3%	≥	$89,380	4.5%	≥	$139,035	7.0%	≥	$129,104	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$264,770	13.3%	≥	$119,171	6.0%	≥	$168,826	8.5%		N/A	N/A
Bank	$264,459	13.3%	≥	$119,173	6.0%	≥	$168,829	8.5%	≥	$158,898	8.0%

Tier I capital (to average assets)
Consolidated	$264,770	9.4%	≥	$112,929	4.0%	≥	$112,929	4.0%		N/A	N/A
Bank	$264,459	9.4%	≥	$112,921	4.0%	≥	$112,921	4.0%	≥	$141,151	5.0%

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of December 31, 2025

Total capital (to risk-weighted assets)
Consolidated	$280,783	14.8%	≥	$151,947	8.0%	≥	$199,430	10.5%		N/A	N/A
Bank	$280,685	14.8%	≥	$151,932	8.0%	≥	$199,411	10.5%	≥	$189,916	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$259,315	13.7%	≥	$85,470	4.5%	≥	$132,954	7.0%		N/A	N/A
Bank	$259,218	13.7%	≥	$85,462	4.5%	≥	$132,941	7.0%	≥	$123,445	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$259,315	13.7%	≥	$113,960	6.0%	≥	$161,444	8.5%		N/A	N/A
Bank	$259,218	13.7%	≥	$113,949	6.0%	≥	$161,428	8.5%	≥	$151,932	8.0%

Tier I capital (to average assets)
Consolidated	$259,315	9.3%	≥	$111,023	4.0%	≥	$111,023	4.0%		N/A	N/A
Bank	$259,218	9.3%	≥	$111,023	4.0%	≥	$111,023	4.0%	≥	$138,779	5.0%

The Company advises readers to refer to the Supervision and Regulation section of Management’s Discussion and Analysis of Financial Condition and Results of Operation, of its 2025 Form 10-K for a discussion on the regulatory environment and recent legislation and rulemaking.

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO in gauging the effects of interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At March 31, 2026, the Company maintained a one-year cumulative gap of positive (asset sensitive) $65.5 million, or 2.3%, of total assets. The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates. Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at March 31, 2026:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$124,479	$-	$-	$30,516	$154,995
Investment securities (1)(2)	6,364	25,197	94,373	390,856	516,790
Loans and leases (2)	723,698	228,070	462,621	588,340	2,002,729
Fixed and other assets	-	-	-	184,751	184,751
Total assets	$854,541	$253,267	$556,994	$1,194,463	$2,859,265
Total cumulative assets	$854,541	$1,107,808	$1,664,802	$2,859,265

Non-interest-bearing transaction deposits (3)	$10,403	$31,209	$83,224	$449,972	$574,808
Interest-bearing transaction deposits (3)	601,574	64,200	169,631	820,047	1,655,452
Certificates of deposit	135,331	199,545	8,014	3,344	346,234
Secured borrowings	36	-	-	4,789	4,825
Short-term borrowings	10	-	-	-	10
Other liabilities	-	-	-	33,284	33,284
Total liabilities	$747,354	$294,954	$260,869	$1,311,436	$2,614,613
Total cumulative liabilities	$747,354	$1,042,308	$1,303,177	$2,614,613

Interest sensitivity gap	$107,187	$(41,687)	$296,125	$(116,973)
Cumulative gap	$107,187	$65,500	$361,625	$244,652

Off-balance sheet:
Swap - portfolio hedge	$100,000	$(100,000)	$-	$-
Cumulative gap	$207,187	$65,500	$361,625	$244,652

Cumulative gap to total assets	7.2%	2.3%	12.6%	8.6%
(1)	Includes restricted investments in bank stock and the net unrealized gains/losses on available-for-sale securities.
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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at March 31, 2026 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the March 31, 2026 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	2.7%	(6.1)%
Net income	5.9	(12.7)
Economic value at risk:
Economic value of equity	5.3	(10.0)
Economic value of equity as a percent of total assets	0.8	(1.4)

In the scenarios in the above table, the Board-approved policy has the following guidelines: net interest income within +/- 10%, net income within +/- 25%, economic value of equity within +/- 25%, economic value of equity as a percent of total assets within +/-5%.

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At March 31, 2026, the Company’s risk-based capital ratio was 14.45%.

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

The table below summarizes estimated changes in net interest income over a twelve-month period beginning April 1, 2026, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+300 basis points	$90,435	$2,125	2.4%
+200 basis points	90,707	2,397	2.7%
+100 basis points	90,788	2,478	2.8%
Flat rate	88,310	-	-%
-100 basis points	85,050	(3,260)	(3.7)%
-200 basis points	82,901	(5,409)	(6.1)%
-300 basis points	81,431	(6,879)	(7.8)%

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

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended March 31, 2026.

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

Item 1A. Risk Factors

Management of the Company does not believe there have been any material changes to the risk factors that were disclosed in the 2025 Form 10-K filed with the Securities and Exchange Commission on March 13, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference as a part of this Form 10-Q:

3(i) Amended and Restated Articles of Incorporation of Registrant. Incorporated by reference to Annex B of the Proxy Statement/Prospectus included in Registrant’s Amendment 4 to its Registration Statement No. 333-90273 on Form S-4, filed with the SEC on April 6, 2000.

3(ii) Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the SEC on April 27, 2026.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, is formatted in Inline XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025; Consolidated Statements of Income for the three months ended March 31, 2026 and 2025; Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025; Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2026 and 2025; Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025  and the Notes to the Consolidated Financial Statements. **

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Fidelity D & D Bancorp, Inc.

Date: May 8, 2026	/s/ Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: May 8, 2026	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer