Form 10-Q
period 2026-06-30
FIDELITY D & D BANCORP INC
filed 2026-08-07
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on July 31, 2026, the latest practicable date, was 5,808,508 shares.

FIDELITY D & D BANCORP, INC.

Form 10-Q June 30, 2026

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)
(dollars in thousands)	June 30, 2026	December 31, 2025
Assets:
Cash and due from banks	$47,383	$25,465
Interest-bearing deposits with financial institutions	160,277	122,595
Total cash and cash equivalents	207,660	148,060
Available-for-sale securities (amortized cost of $314,809 in 2026; $333,012 in 2025)	280,893	296,607
Held-to-maturity securities (fair value of $203,984 in 2026; $203,137 in 2025)	228,139	227,339
Restricted investments in bank stock	9,464	4,373
Loans and leases, net (allowance for credit losses of $21,314 in 2026; $20,168 in 2025)	2,065,943	1,890,983
Loans held-for-sale (fair value $1,670 in 2026; $588 in 2025)	1,636	573
Foreclosed assets held-for-sale	28	326
Bank premises and equipment, net	45,929	48,950
Leased property under finance leases, net	653	757
Right-of-use assets	8,896	9,061
Cash surrender value of bank owned life insurance	60,189	59,396
Accrued interest receivable	10,399	9,673
Goodwill	19,628	19,628
Core deposit intangible, net	498	614
Other assets	31,269	31,718
Total assets	$2,971,224	$2,748,058
Liabilities:
Deposits:
Interest-bearing	$1,975,732	$1,914,772
Non-interest-bearing	582,920	552,581
Total deposits	2,558,652	2,467,353
Allowance for credit losses on off-balance sheet credit exposures	1,729	1,299
Finance lease obligation	688	793
Operating lease liabilities	9,926	10,059
Short-term borrowings	119,802	20
Secured borrowings	4,767	5,995
Accrued interest payable and other liabilities	22,755	23,679
Total liabilities	2,718,319	2,509,198

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding: 5,808,518 at June 30, 2026 and 5,771,110 at December 31, 2025)	121,596	120,749
Retained earnings	169,075	158,807
Accumulated other comprehensive loss	(37,766)	(40,696)
Treasury stock, at cost (0 shares at June 30, 2026 and 180 shares at December 31, 2025)	-	-
Total shareholders' equity	252,905	238,860
Total liabilities and shareholders' equity	$2,971,224	$2,748,058

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)	Three months ended		Six months ended
(dollars in thousands except per share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest income:
Loans and leases:
Taxable	$27,024	$24,009	$52,216	$47,302
Nontaxable	1,451	1,319	2,877	2,622
Interest-bearing deposits with financial institutions	799	1,513	2,146	2,284
Restricted investments in bank stock	93	70	182	144
Investment securities:
U.S. government agency and corporations	1,158	1,521	2,344	2,980
States and political subdivisions (nontaxable)	797	925	1,624	1,890
States and political subdivisions (taxable)	395	408	788	851
Total interest income	31,717	29,765	62,177	58,073
Interest expense:
Deposits	10,887	11,738	21,868	22,925
Secured borrowings	60	98	133	186
Short-term borrowings	13	-	13	-
Total interest expense	10,960	11,836	22,014	23,111
Net interest income	20,757	17,929	40,163	34,962
Provision for credit losses on loans	400	300	1,275	755
Provision (benefit) for credit losses on unfunded loan commitments	340	20	430	(65)
Net interest income after provision for credit losses	20,017	17,609	38,458	34,272
Other income:
Service charges on deposit accounts	1,034	1,026	2,099	2,018
Interchange fees	1,345	1,283	2,689	2,640
Service charges on loans	380	434	909	763
Fees from trust fiduciary activities	1,206	1,050	2,377	2,014
Fees from financial services	491	234	855	539
Fees and other revenue	471	644	1,217	1,041
Earnings on bank-owned life insurance	398	391	793	780
Gain (loss) on write-down, sale or disposal of:
Loans	179	308	332	1,061
Available-for-sale debt securities	-	-	(577)	(822)
Premises and equipment	(21)	(11)	(22)	298
Total other income	5,483	5,359	10,672	10,332
Other expenses:
Salaries and employee benefits	8,473	7,704	16,584	15,396
Premises and equipment	2,550	2,406	5,055	4,843
Data processing and communication	849	732	1,580	1,460
Advertising and marketing	437	602	1,682	1,645
Professional services	1,184	970	2,247	1,928
Automated transaction processing	498	480	972	938
Office supplies and postage	173	157	392	404
PA shares tax benefit	511	402	177	242
Loan collection	28	43	43	101
Other real estate owned, net	-	14	(71)	(57)
FDIC assessment	325	297	647	607
Other	964	903	1,875	1,757
Total other expenses	15,992	14,710	31,183	29,264
Income before income taxes	9,508	8,258	17,947	15,340
Provision for income taxes	1,659	1,337	2,638	2,428
Net income	$7,849	$6,921	$15,309	$12,912
Per share data:
Net income - basic	$1.34	$1.20	$2.64	$2.24
Net income - diluted	$1.33	$1.20	$2.63	$2.23
Dividends	$0.43	$0.40	$0.86	$0.80

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income
(Unaudited)	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2026	2025	2026	2025

Net income	$7,849	$6,921	$15,309	$12,912

Other comprehensive income (loss), before tax:
Unrealized holding gain on available-for-sale debt securities	2,597	1,080	1,911	4,155
Reclassification adjustment for net losses realized in income	-	-	577	822
Amortization of unrealized loss on held-to-maturity securities	609	595	1,222	1,193
Net unrealized gain	3,206	1,675	3,710	6,170
Tax effect	(674)	(352)	(780)	(1,295)
Unrealized gain, net of tax	2,532	1,323	2,930	4,875
Other comprehensive income, net of tax	2,532	1,323	2,930	4,875
Total comprehensive income, net of tax	$10,381	$8,244	$18,239	$17,787

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

For the six months ended June 30, 2026 and 2025
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive	Treasury
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Stock	Total
Balance, December 31, 2024	5,736,252	$119,430	$140,113	$(55,574)	$-	$203,969
Net income	-	-	12,912	-	-	12,912
Other comprehensive income	-	-	-	4,875	-	4,875
Issuance of common stock through Employee Stock Purchase Plan	5,406	248	-	-	-	248
Forfeited restricted dividend reinvestment shares	(59)	-	-	-	-	-
Issuance of common stock from vested restricted share grants through stock compensation plans	27,859	-	-	-	-	-
Stock-based compensation expense	-	655	-	-	-	655
Repurchase of shares to cover withholdings	(1,968)	-	-	-	(87)	(87)
Cash dividends declared	-	-	(4,660)	-	-	(4,660)
Balance, June 30, 2025	5,767,490	$120,333	$148,365	$(50,699)	$(87)	$217,912

Balance, December 31, 2025	5,771,110	$120,749	$158,807	$(40,696)	$-	$238,860
Net income	-	-	15,309	-	-	15,309
Other comprehensive income	-	-	-	2,930	-	2,930
Issuance of common stock through Employee Stock Purchase Plan	5,669	236	-	-	-	236
Re-issuance of common stock through Dividend Reinvestment Plan	1,771	14	-	-	72	86
Issuance of common stock through exercise of SSARs	3,212	-	-	-	-	-
Forfeited restricted dividend reinvestment shares	(12)	-	-	-	-	-
Issuance of common stock from vested restricted share grants through stock compensation plans	28,347	-	-	-	-	-
Stock-based compensation expense	-	668	-	-	-	668
Repurchase of shares to cover withholdings	(1,579)	(71)	-	-	(72)	(143)
Cash dividends declared	-	-	(5,041)	-	-	(5,041)
Balance, June 30, 2026	5,808,518	$121,596	$169,075	$(37,766)	$-	$252,905

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

For the three months ended June 30, 2026 and 2025
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive	Treasury
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Stock	Total
Balance, March 31, 2025	5,767,500	$120,004	$143,779	$(52,022)	$(87)	$211,674
Net income	-	-	6,921	-	-	6,921
Other comprehensive income	-	-	-	1,323	-	1,323
Forfeited restricted dividend reinvestment shares	(10)	-	-	-	-	-
Stock-based compensation expense	-	329	-	-	-	329
Cash dividends declared	-	-	(2,335)	-	-	(2,335)
Balance, June 30, 2025	5,767,490	$120,333	$148,365	$(50,699)	$(87)	$217,912

Balance, March 31, 2026	5,805,180	$121,268	$163,754	$(40,298)	$(72)	$244,652
Net income	-	-	7,849	-	-	7,849
Other comprehensive income	-	-	-	2,532	-	2,532
Re-issuance of common stock through Dividend Reinvestment Plan	1,771	14	-	-	72	86
Issuance of common stock from vested restricted share grants through stock compensation plans	1,000	-	-	-	-	-
Issuance of common stock through exercise of SSARs	567	-	-	-	-	-
Stock-based compensation expense	-	330	-	-	-	330
Repurchase of shares to cover withholdings	-	(16)	-	-	-	(16)
Cash dividends declared	-	-	(2,528)	-	-	(2,528)
Balance, June 30, 2026	5,808,518	$121,596	$169,075	$(37,766)	$-	$252,905

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)	Six months ended June 30,
(dollars in thousands)	2026	2025

Cash flows from operating activities:
Net income	$15,309	$12,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,819	2,796
Provision for credit losses on loans	1,275	755
Provision (benefit) for credit losses on unfunded loan commitments	430	(65)
Deferred income tax benefit	(722)	(1,290)
Stock-based compensation expense	668	655
Excess tax benefit from exercise of SSARs	37	-
Proceeds from sale of loans held-for-sale	22,015	34,015
Originations of loans held-for-sale	(21,321)	(27,546)
Earnings from bank-owned life insurance	(793)	(780)
Gain from bank-owned life insurance claim	-	(166)
Net gain from sales of loans	(332)	(1,061)
Net loss from sales of investment securities	577	822
Net gain from sale and write-down of foreclosed assets held-for-sale	(78)	(76)
Net loss (gain) from write-down and disposal of bank premises and equipment	22	(298)
Operating lease payments	33	35
Change in:
Accrued interest receivable	(726)	(356)
Other assets	9,175	1,267
Accrued interest payable and other liabilities	(295)	2,642
Net cash provided by operating activities	28,093	24,261

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	5,224	16,665
Proceeds from maturities, calls and principal pay-downs	10,526	13,284
Purchases	-	(14,747)
Increase in restricted investments in bank stock	(5,091)	(279)
Net increase in loans and leases	(178,663)	(44,337)
Principal portion of lease payments received under direct finance leases	1,272	1,761
Purchases of bank premises and equipment	(7,693)	(5,865)
Proceeds from sale of bank premises and equipment	633	581
Proceeds from sale of foreclosed assets held-for-sale	413	533
Net cash used in investing activities	(173,379)	(32,404)

Cash flows from financing activities:
Net increase in deposits	91,299	95,017
Net increase (decrease) in borrowings	118,556	(120)
Repayment of finance lease obligation	(105)	(113)
Proceeds from employee stock purchase plan participants	236	248
Repurchase of shares to cover withholdings	(143)	(87)
Dividends paid, net of dividends reinvested	(4,957)	(4,660)
Net cash provided by financing activities	204,886	90,285
Net increase in cash and cash equivalents	59,600	82,142
Cash and cash equivalents, beginning	148,060	83,353

Cash and cash equivalents, ending	$207,660	$165,495

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited).	Six months ended June 30,
(dollars in thousands)	2026	2025
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$24,376	$22,552
Income tax
Federal taxes	3,525	2,900
State taxes	30	33
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized losses on available-for-sale securities	1,911	4,155
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity	1,222	1,193
Transfers from loans to foreclosed assets held-for-sale	38	441
Transfers from loans to loans held-for-sale, net	1,634	2,870
Security settlement pending	-	2,550
Net change in right-of-use asset	-	630
Net change in lease liability	-	630
Grant receivable	9,000	-

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

In the opinion of management, the consolidated balance sheets as of June 30, 2026 and December 31, 2025 and the related consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in shareholders’ equity for the three and six months ended June 30, 2026 and 2025 and consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after June 30, 2026 through the date these consolidated financial statements were issued.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for credit losses. Management believes that the allowance for credit losses at  June 30, 2026 is adequate and reasonable to cover expected losses. Given the subjective nature of identifying and estimating loan losses, it is reasonably possible that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount. While management uses available information to recognize losses on loans, changes in current economic conditions and reasonable and supportable forecasts may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

Management evaluated subsequent events through the issuance date and determined no events required recognition or additional disclosure.

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

In December 2025, the FASB issued ASU 2025‑10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative U.S. GAAP for the recognition, measurement, and presentation of government grants received by business entities. The new guidance defines what constitutes a government grant, prescribes a recognition threshold that requires it to be probable the entity will both comply with the grant’s conditions and receive the grant, and outlines presentation principles for grants related to assets and income. The amendments exclude certain transactions from scope, including income‑tax‑related items, below‑market loans, government guarantees, intangible assets, and contributions from nongovernmental sources. The guidance is effective for public business entities for annual periods beginning after December 15, 2028, and one year later for all other entities, with early adoption permitted. The Company early adopted this update in 2026 using the cost accumulation method.

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

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which provides accounting guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The amendments apply to entities that buy, receive, generate, transfer, or use environmental credits, or that have enforceable regulatory compliance obligations that may be settled with environmental credits, including obligations arising from programs such as cap-and-trade, renewable portfolio standards, and renewable fuel standards. The guidance excludes income tax credits that may be used to settle income tax liabilities, obligations within the scope of ASC 410-30, and voluntary emissions-reduction programs that do not arise from enforceable regulatory compliance obligations. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual periods. Early adoption is permitted in an interim or annual reporting period for which financial statements have not yet been issued or made available for issuance. The amendments are required to be applied retrospectively through a cumulative-effect adjustment to the opening balance of retained earnings, or other appropriate component of equity, as of the beginning of the annual reporting period of adoption. The Company is currently evaluating the effect of adopting of ASU 2026-02 and does not currently expect a material effect on its financial position, results of operations, or cash flows.

3. Accumulated other comprehensive income/loss

The following tables illustrate the changes in accumulated other comprehensive income/loss by component and the details about the components of accumulated other comprehensive income/loss as of and for the periods indicated:

As of and for the three months ended June 30, 2026
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(28,847)	$(11,451)	$(40,298)

Other comprehensive income before reclassifications, net of tax	2,051	-	2,051
Amounts reclassified from accumulated other comprehensive income, net of tax	-	481	481
Net current-period other comprehensive income	2,051	481	2,532
Ending balance	$(26,796)	$(10,970)	$(37,766)

As of and for the six months ended June 30, 2026
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(28,761)	$(11,935)	$(40,696)

Other comprehensive income before reclassifications, net of tax	1,510	-	1,510
Amounts reclassified from accumulated other comprehensive income, net of tax	455	965	1,420
Net current-period other comprehensive income	1,965	965	2,930
Ending balance	$(26,796)	$(10,970)	$(37,766)

As of and for the three months ended June 30, 2025
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(38,652)	$(13,370)	$(52,022)

Other comprehensive income before reclassifications, net of tax	853	-	853
Amounts reclassified from accumulated other comprehensive income, net of tax	-	470	470
Net current-period other comprehensive income	853	470	1,323
Ending balance	$(37,799)	$(12,900)	$(50,699)

As of and for the six months ended June 30, 2025
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	securities	held-to-maturity	Total
Beginning balance	$(41,731)	$(13,843)	$(55,574)

Other comprehensive income before reclassifications, net of tax	3,283	-	3,283
Amounts reclassified from accumulated other comprehensive income, net of tax	649	943	1,592
Net current-period other comprehensive income	3,932	943	4,875
Ending balance	$(37,799)	$(12,900)	$(50,699)

Details about accumulated other	Amount reclassified from accumulated				Affected line item in the statement
comprehensive income components	other comprehensive income				where net income is presented
	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2026	2025	2026	2025

Realized losses on AFS debt securities	$-	$-	$(577)	$(822)	Loss on sale of available-for-sale debt securities
Amortization of unrealized loss on held-to-maturity securities	(609)	(595)	(1,222)	(1,193)	Interest income on investment securities
Total reclassifications for the period	(609)	(595)	(1,799)	(2,015)	Income before income taxes
Income tax effect	128	125	379	423	Provision for income taxes
Total reclassifications for the period	$(481)	$(470)	$(1,420)	$(1,592)	Net income

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

The Company did not record any allowance for credit losses on its available-for-sale or held-to-maturity securities. The Company excludes accrued interest receivable from the amortized cost basis of investment securities disclosed throughout this footnote. As of June 30, 2026 and December 31, 2025, accrued interest receivable for investment securities totaled $3.1 million and $3.2 million, respectively, and is included in the accrued interest receivable line in the consolidated balance sheets. The amortized cost and fair value of investment securities at  June 30, 2026 and December 31, 2025 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
June 30, 2026
Held-to-maturity securities:
Agency - GSE	$84,195	$-	$(4,951)	$79,244
Obligations of states and political subdivisions	143,944	-	(19,204)	124,740

Total held-to-maturity securities	$228,139	$-	$(24,155)	$203,984

Available-for-sale debt securities:
Agency - GSE	$26,375	$-	$(1,696)	$24,679
Obligations of states and political subdivisions	107,895	26	(9,570)	98,351
MBS - GSE residential	180,539	6	(22,682)	157,863

Total available-for-sale debt securities	$314,809	$32	$(33,948)	$280,893

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2025
Held-to-maturity securities:
Agency - GSE	$83,620	$-	$(4,148)	$79,472
Obligations of states and political subdivisions	143,719	-	(20,054)	123,665

Total held-to-maturity securities	$227,339	$-	$(24,202)	$203,137

Available-for-sale debt securities:
Agency - GSE	$26,356	$-	$(1,734)	$24,622
Obligations of states and political subdivisions	114,782	43	(12,005)	102,820
MBS - GSE residential	191,874	12	(22,721)	169,165

Total available-for-sale debt securities	$333,012	$55	$(36,460)	$296,607

The amortized cost and fair value of debt securities at  June 30, 2026 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
Due in one year or less	$4,936	$4,864
Due after one year through five years	58,651	55,722
Due after five years through ten years	67,379	60,695
Due after ten years	97,173	82,703
Total held-to-maturity securities	$228,139	$203,984

Available-for-sale securities:
Debt securities:
Due in one year or less	$9,195	$9,095
Due after one year through five years	33,552	30,728
Due after five years through ten years	2,256	2,164
Due after ten years	89,149	81,043

MBS - GSE residential	180,422	157,863
Total available-for-sale debt securities	$314,574	$280,893

There was a $0.1 million increase to the carrying value of municipal AFS securities and a $0.1 million increase to the carrying value of mortgage-backed securities resulting from the interest rate swap that was not included in the maturity table above.

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

Some of the Company’s debt securities are pledged to secure trust funds, public deposits, short-term borrowings, FHLB advances, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law. Securities pledged at June 30, 2026 had a carrying amount of $417.3 million and were pledged to secure public deposits, trust client deposits, borrowings and derivative instruments.

The following table presents the fair value and gross unrealized losses of debt securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of  June 30, 2026 and December 31, 2025:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

June 30, 2026
Agency - GSE	$-	$-	$103,922	$(6,648)	$103,922	$(6,648)
Obligations of states and political subdivisions	2,138	(108)	218,382	(28,548)	220,520	(28,656)
MBS - GSE residential	7,508	(134)	148,079	(22,430)	155,587	(22,564)
Total	$9,646	$(242)	$470,383	$(57,626)	$480,029	$(57,868)
Number of securities	10		379		389

December 31, 2025
Agency - GSE	$-	$-	$104,094	$(5,882)	$104,094	$(5,882)
Obligations of states and political subdivisions	-	-	223,894	(31,627)	223,894	(31,627)
MBS - GSE residential	7,641	(74)	159,047	(22,214)	166,688	(22,288)
Total	$7,641	$(74)	$487,035	$(59,723)	$494,676	$(59,797)
Number of securities	5		388		393

There was a $0.2 million and $0.8 million increase to the carrying value of AFS securities resulting from the interest rate swap that increased the unrealized loss position at June 30, 2026 and December 31, 2025, respectively, that was not included in the table above.

The Company had 389 debt securities in an unrealized loss position at  June 30, 2026, including 44 agency-GSE securities, 141 MBS – GSE residential securities and 204 municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at  June 30, 2026: 6.01% for agency - GSE, 12.51% for total MBS-GSE residential; and 11.38% for municipals. Management has no intent to sell any securities in an unrealized loss position as of June 30, 2026.

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

5. Loans and leases

The classifications of loans and leases at  June 30, 2026 and December 31, 2025 are summarized as follows:

(dollars in thousands)	June 30, 2026	December 31, 2025
Commercial and industrial:
Commercial	$252,717	$220,526
Municipal	129,656	120,604
Commercial real estate:
Non-owner occupied	527,855	416,521
Owner occupied	377,758	340,808
Construction	57,317	56,684
Consumer:
Home equity installment	53,608	53,973
Home equity line of credit	71,139	70,195
Auto loans - Recourse	9,308	10,139
Auto loans - Non-recourse	31,522	43,852
Direct finance leases	16,275	19,666
Other	24,872	28,463
Residential:
Real estate	519,374	515,489
Construction	17,053	15,685
Total	2,088,454	1,912,605
Less:
Allowance for credit losses on loans	(21,314)	(20,168)
Unearned lease revenue	(1,197)	(1,454)
Loans and leases, net	$2,065,943	$1,890,983

Total unamortized net costs and premiums included in loan totals were as follows:

(dollars in thousands)	June 30, 2026	December 31, 2025
Net unamortized fair value mark discount on acquired loans	$(3,019)	$(3,532)
Net unamortized deferred loan origination costs	4,393	4,798
Total	$1,374	$1,266

The Company excludes accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of June 30, 2026 and December 31, 2025, accrued interest receivable for loans totaled $7.3 million and $6.5 million, respectively, and is included in the accrued interest receivable line in the consolidated balance sheets and is excluded from the estimate of credit losses.

Direct finance leases include the lease receivable and the guaranteed lease residual. Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease. Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgages serviced for others amounted to $508.1 million as of  June 30, 2026 and $513.6 million as of December 31, 2025. Mortgage servicing rights amounted to $1.0 million and $1.1 million as of  June 30, 2026 and December 31, 2025, respectively, and are included in other assets in the consolidated balance sheets.

Non-accrual loans

Non-accrual loans and loans past due over 89 days still accruing, segregated by class, at  June 30, 2026 and December 31, 2025, were as follows:

(dollars in thousands)	Non-accrual With No Allowance for Credit Loss	Non-accrual With an Allowance for Credit Loss	Total Non-accrual	Loans Past Due Over 89 Days Still Accruing
At June 30, 2026
Commercial and industrial:
Commercial	$42	$-	$42	$-
Commercial real estate:
Owner occupied	870	-	870	-
Consumer:
Home equity installment	126	-	126	-
Home equity line of credit	203	-	203	-
Auto loans - Recourse	27	-	27	-
Auto loans - Non-recourse	1	-	1	-
Residential:
Real estate	473	-	473	-
Total	$1,742	$-	$1,742	$-

(dollars in thousands)	Non-accrual With No Allowance for Credit Loss	Non-accrual With an Allowance for Credit Loss	Total Non-accrual	Loans Past Due Over 89 Days Still Accruing
At December 31, 2025
Commercial and industrial:
Commercial	$49	$-	$49	$-
Commercial real estate:
Non-owner occupied	591	-	591	-
Owner occupied	550	-	550	-
Consumer:
Home equity installment	130	-	130	-
Home equity line of credit	218	-	218	-
Auto loans - Non-recourse	13	49	62	-
Residential:
Real estate	292	-	292	-
Total	$1,843	$49	$1,892	$-

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

The following tables present the amortized cost basis of loans at  June 30, 2026 and June 30, 2025 that were both experiencing financial difficulty and modified during the six months ended June 30, 2026 and 2025, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Loans modified during the six months ended:
(dollars in thousands)	June 30, 2026
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Commercial real estate:
Owner occupied	$-	$169	$699	$-	$-	$-	0.23%
Total	$-	$169	$699	$-	$-	$-

	Loans modified during the six months ended:
(dollars in thousands)	June 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Commercial real estate:
Owner occupied	$-	$367	$7,356	$-	$-	$-	2.36%
Total	$-	$367	$7,356	$-	$-	$-

The Company has not committed to lend additional amounts to the borrowers included in the previous tables.

No loans that have been modified in the last 12 months to borrowers experiencing financial difficulty were past due as of June 30, 2026 and 2025.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the six months ended June 30, 2026 and 2025:

(dollars in thousands)	June 30, 2026
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Months)

Commercial real estate:
Owner occupied	$-	-%	6.7
Total	$-	-%	6.7

(dollars in thousands)	June 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Months)

Commercial real estate:
Owner occupied	$-	-%	5.6
Total	$-	-%	5.6

There were no financing receivables that had a payment default during the six months ended  June 30, 2026 and 2025, respectively and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

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

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
June 30, 2026	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial:
Commercial	$188	$499	$42	$729	$251,988	$252,717		$-
Municipal	-	-	-	-	129,656	129,656		-
Commercial real estate:
Non-owner occupied	42	-	-	42	527,813	527,855		-
Owner occupied	-	1,097	870	1,967	375,791	377,758		-
Construction	-	-	-	-	57,317	57,317		-
Consumer:
Home equity installment	186	-	126	312	53,296	53,608		-
Home equity line of credit	129	23	203	355	70,784	71,139		-
Auto loans - Recourse	61	20	27	108	9,200	9,308		-
Auto loans - Non-recourse	170	7	1	178	31,344	31,522		-
Direct finance leases	108	-	-	108	14,970	15,078	(2)	-
Other	33	7	-	40	24,832	24,872		-
Residential:
Real estate	-	214	473	687	518,687	519,374		-
Construction	-	-	-	-	17,053	17,053		-
Total	$917	$1,867	$1,742	$4,526	$2,082,731	$2,087,257		$-

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.2 million. (3) Includes net deferred loan costs of $4.4 million and net unamortized fair value mark discount on acquired loans of $3.0 million.

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

Doubtful

Loans in this category are graded an eight and have a better than 50% possibility of the Company sustaining a loss, but the loss cannot be determined because of specific reasonable factors which may strengthen credit in the near-term. Many of the weaknesses present in a substandard loan exist. Liquidation of collateral, if any, is likely. Any loan graded higher than an eight is considered to be uncollectible and charged-off.

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

The following table presents loans including $4.4 million and $4.8 million of deferred costs, and $3.0 million and $3.5 million of fair value mark discount, segregated by class and vintage, categorized into the appropriate credit quality indicator category as of  June 30, 2026 and December 31, 2025, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

As of  June 30, 2026

(dollars in thousands)

June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk Rating
Pass	$34,513	$51,405	$17,322	$17,002	$5,780	$19,404	$103,991	$-	$249,417
Special Mention	-	-	-	-	-	-	1,855	-	1,855
Substandard	-	-	-	262	19	1,159	5	-	1,445
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	$34,513	$51,405	$17,322	$17,264	$5,799	$20,563	$105,851	$-	$252,717
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial - municipal
Risk Rating
Pass	$12,396	$32,154	$7,037	$15,200	$10,284	$47,569	$5,016	$-	$129,656
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial - municipal	$12,396	$32,154	$7,037	$15,200	$10,284	$47,569	$5,016	$-	$129,656
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - non-owner occupied
Risk Rating
Pass	$118,304	$45,962	$77,521	$45,876	$62,505	$162,253	$15,434	$-	$527,855
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	$118,304	$45,962	$77,521	$45,876	$62,505	$162,253	$15,434	$-	$527,855
Current period gross write-offs	$-	$-	$-	$-	$-	$45	$-	$-	$45

Commercial real estate - owner occupied
Risk Rating
Pass	$42,406	$70,314	$52,595	$33,153	$29,125	$125,094	$17,613	$-	$370,300
Special Mention	-	-	876	-	-	838	885	-	2,599
Substandard	-	-	328	-	107	4,424	-	-	4,859
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	$42,406	$70,314	$53,799	$33,153	$29,232	$130,356	$18,498	$-	$377,758
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - construction
Risk Rating
Pass	$10,807	$27,974	$18,315	$(1)	$-	$-	$222	$-	$57,317
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - construction	$10,807	$27,974	$18,315	$(1)	$-	$-	$222	$-	$57,317
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

As of June 30, 2026

(dollars in thousands)

June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Home equity installment
Payment performance
Performing	$4,806	$8,659	$5,574	$5,007	$11,728	$17,708	$-	$-	$53,482
Non-performing	-	-	-	-	-	126	-	-	126
Total home equity installment	$4,806	$8,659	$5,574	$5,007	$11,728	$17,834	$-	$-	$53,608
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity line of credit
Payment performance
Performing	$-	$-	$-	$-	$-	$-	$61,879	$9,057	$70,936
Non-performing	-	-	-	-	-	-	203	-	203
Total home equity line of credit	$-	$-	$-	$-	$-	$-	$62,082	$9,057	$71,139
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Auto loans - recourse
Payment performance
Performing	$1,629	$2,732	$2,324	$919	$604	$1,073	$-	$-	$9,281
Non-performing	-	-	12	-	-	15	-	-	27
Total auto loans - recourse	$1,629	$2,732	$2,336	$919	$604	$1,088	$-	$-	$9,308
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Auto loans - non-recourse
Payment performance
Performing	$-	$1,150	$2,857	$13,533	$11,061	$2,920	$-	$-	$31,521
Non-performing	-	-	-	-	-	1	-	-	1
Total auto loans - non-recourse	$-	$1,150	$2,857	$13,533	$11,061	$2,921	$-	$-	$31,522
Current period gross write-offs	$-	$-	$-	$38	$16	$5	$-	$-	$59

Direct finance leases (1)
Payment performance
Performing	$2,686	$4,799	$4,247	$3,199	$98	$49	$-	$-	$15,078
Non-performing	-	-	-	-	-	-	-	-	-
Total direct finance leases	$2,686	$4,799	$4,247	$3,199	$98	$49	$-	$-	$15,078
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer - other
Payment performance
Performing	$3,011	$9,563	$5,356	$3,287	$778	$1,068	$1,809	$-	$24,872
Non-performing	-	-	-	-	-	-	-	-	-
Total consumer - other	$3,011	$9,563	$5,356	$3,287	$778	$1,068	$1,809	$-	$24,872
Current period gross write-offs	$2	$28	$20	$8	$3	$28	$-	$-	$89

Residential real estate
Payment performance
Performing	$20,232	$34,815	$50,790	$53,224	$81,422	$278,418	$-	$-	$518,901
Non-performing	-	-	108	-	-	365	-	-	473
Total residential real estate	$20,232	$34,815	$50,898	$53,224	$81,422	$278,783	$-	$-	$519,374
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential - construction
Payment performance
Performing	$5,196	$11,857	$-	$-	$-	$-	$-	$-	$17,053
Non-performing	-	-	-	-	-	-	-	-	-
Total residential - construction	$5,196	$11,857	$-	$-	$-	$-	$-	$-	$17,053
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

(1) Net of unearned lease revenue of $1.2 million.

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

Collateral dependent loans

Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the financial asset is expected to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. The following table presents the individually evaluated, collateral dependent loans as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	Real Estate	Other	Total Collateral-Dependent Loans
At June 30, 2026
Commercial and industrial:
Commercial	$-	$42	$42
Commercial real estate:
Owner occupied	870	-	870
Consumer:
Home equity installment	126	-	126
Home equity line of credit	203	-	203
Auto loans - Recourse	-	27	27
Auto loans - Non-recourse	-	1	1
Residential:
Real estate	473	-	473
Total	$1,672	$70	$1,742

(dollars in thousands)	Real Estate	Other	Total Collateral-Dependent Loans
At December 31, 2025
Commercial and industrial:
Commercial	$-	$49	$49
Commercial real estate:
Non-owner occupied	591	-	591
Owner occupied	550	-	550
Consumer:
Home equity installment	130	-	130
Home equity line of credit	218	-	218
Auto loans - Non-recourse	-	62	62
Residential:
Real estate	292	-	292
Total	$1,781	$111	$1,892

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

As of and for the six months ended June 30, 2026
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,731	$8,806	$2,173	$6,404	$54	$20,168
Charge-offs	-	(45)	(148)	-	-	(193)
Recoveries	5	2	57	-	-	64
Provision (benefit) for credit losses	330	1,278	(105)	(194)	(34)	1,275
Ending balance	$3,066	$10,041	$1,977	$6,210	$20	$21,314

As of and for the three months ended June 30, 2026
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,956	$9,431	$2,051	$6,474	$30	$20,942
Charge-offs	-	-	(58)	-	-	(58)
Recoveries	3	2	25	-	-	30
Provision (benefit) for credit losses	107	608	(41)	(264)	(10)	400
Ending balance	$3,066	$10,041	$1,977	$6,210	$20	$21,314

As of and for the six months ended June 30, 2025
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,345	$8,943	$2,377	$5,989	$12	$19,666
Charge-offs	(353)	-	(218)	(18)	-	(589)
Recoveries	13	21	92	18	-	144
Provision (benefit) for credit losses	88	558	(198)	279	28	755
Ending balance	$2,093	$9,522	$2,053	$6,268	$40	$19,976

As of and for the three months ended June 30, 2025
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,413	$9,182	$2,271	$6,094	$57	$20,017
Charge-offs	(324)	-	(84)	-	-	(408)
Recoveries	8	2	39	18	-	67
Provision (benefit) for credit losses	(4)	338	(173)	156	(17)	300
Ending balance	$2,093	$9,522	$2,053	$6,268	$40	$19,976

Unfunded commitments

The Company's allowance for credit losses on unfunded commitments is recognized as a liability on the consolidated balance sheets, with adjustments to the reserve recognized in the provision for credit losses on unfunded commitments on the consolidated statements of income. The Company's activity in the allowance for credit losses on unfunded commitments for the period was as follows:

(dollars in thousands)	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Beginning balance	$1,299	$1,084
Provision (benefit) for credit losses	430	(65)
Ending balance	$1,729	$1,019

Direct finance leases

The Company originates direct finance leases through three automobile dealerships. The amortized cost of the Company’s lease receivables, net of unearned income, was $3.2 million and $3.4 million as of  June 30, 2026 and December 31, 2025, respectively. The residual value of the direct finance leases is fully guaranteed by the dealerships. Residual values amounted to $11.7 million and $14.5 million at  June 30, 2026 and December 31, 2025, respectively, and are included in the amortized cost of direct finance leases. As of June 30, 2026, there was also $160 thousand in deferred lease expense included in the carrying value of direct finance leases that is not included in the table below.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2026	$4,412
2027	6,105
2028	3,427
2029	1,711
2030	399
2031 and thereafter	61
Total future minimum lease payments receivable	16,115
Less: Unearned income	(1,197)
Cash flows to be received, net of unearned income	$14,918

6. Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards. The Company maintains one active share-based compensation plan that may generate additional potentially dilutive common shares. For granted and unexercised stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued SSARs were exercised and converted into common stock. As of the three and six months ended June 30, 2026, there were 2,224 and 2,978 potentially dilutive shares related to issued and unexercised SSARs compared to 7,472 and 7,847 for the same 2025 periods, respectively. The calculation did not include 32,793 and 35,370 weighted average unexercised SSARs that could potentially dilute earnings per share because their effect was antidilutive for the three and six months ended  June 30, 2026. For restricted stock, dilution would occur from the Company’s previously granted but unvested shares. There were 19,224 and 21,958 potentially dilutive shares related to unvested restricted share grants for the three and six months ended June 30, 2026 compared to 15,816 and 21,449 for the same 2025 period, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$7,849	$6,921	$15,309	$12,912
Weighted-average common shares outstanding	5,869,739	5,767,495	5,797,894	5,760,757
Basic EPS	$1.34	$1.20	$2.64	$2.24

Diluted EPS:
Net income available to common shareholders	$7,849	$6,921	$15,309	$12,912
Weighted-average common shares outstanding	5,869,739	5,767,495	5,797,894	5,760,757
Potentially dilutive common shares	21,448	23,288	24,936	29,296
Weighted-average common and potentially dilutive shares outstanding	5,891,187	5,790,783	5,822,830	5,790,053
Diluted EPS	$1.33	$1.20	$2.63	$2.23

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

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended June 30, 2026 and 2025 under the 2022 stock incentive plan:

	June 30, 2026			June 30, 2025
			Weighted-			Weighted-
	Shares		average grant	Shares		average grant
	granted		date fair value	granted		date fair value

Omnibus plan	18,500	(2)	$45.11	15,200	(2)	$45.09
Omnibus plan	1,000	(3)	43.64	1,588	(2)	45.09
Omnibus plan	1,574	(2)	45.11	-		-
Omnibus plan	15,660	(3)	45.11	17,065	(3)	45.09
Omnibus plan	50	(1)	45.11	50	(1)	45.09
Total	36,784		$45.07	33,903		$45.09

(1) Vest after 1 year (2) Vest after 3 years – 33% each year (3) Vest fully after 3 years

The fair value of the shares granted in 2026 and 2025 was calculated using the grant date closing stock price.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	Omnibus	Weighted- average grant date fair value
Non-vested balance at December 31, 2025	65,378	$46.71
Granted	36,784	45.07
Forfeited	(241)	45.90
Vested	(28,347)	48.05
Non-vested balance at June 30, 2026	73,574	$45.37

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2025	53,038	$11.87	1.9
Granted	-	-
Exercised	(9,958)	4.34
Forfeited	(6,664)	14.41
Outstanding June 30, 2026	36,416	$13.47	1.7

During the six months ended June 30, 2026, there were 9,958 SSARs exercised. The intrinsic value recorded for these SSARs was $43,255. The tax deduction realized from the exercise of these SSARs was $175,596 resulting in a tax benefit of $36,875. There were no SSARs exercised during the six months ended June 30, 2025.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three and six months ended June 30, 2026 and 2025 and the unrecognized stock-based compensation expense as of June 30, 2026:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Stock-based compensation expense:
2012 Director stock incentive plan	$-	$-	$-	$30
2012 Omnibus stock incentive plan	-	-	-	19
2022 Omnibus stock incentive plan	330	329	642	579
Employee stock purchase plan	-	-	26	27
Total stock-based compensation expense	$330	$329	$668	$655

As of
(dollars in thousands)	June 30, 2026
Unrecognized stock-based compensation expense:
2022 Omnibus stock incentive plan	$2,407

The unrecognized stock-based compensation expense as of June 30, 2026 will be recognized ratably over the period ended March 2029 for the 2022 Omnibus Stock Incentive Plan.

In addition to the 2022 stock incentive plan, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined. As of June 30, 2026, 119,665 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

June 30, 2026
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$207,660	$207,660	$207,660	$-	$-
Held-to-maturity securities	228,139	203,984	-	203,984	-
Available-for-sale debt securities	280,893	280,893	-	280,893	-
Restricted investments in bank stock	9,464	9,464	-	9,464	-
Loans and leases, net	2,065,943	1,983,781	-	-	1,983,781
Loans held-for-sale	1,636	1,670	-	1,670	-
Accrued interest receivable	10,399	10,399	-	10,399	-
Interest rate swaps	163	163	-	163	-
Financial liabilities:
Deposits with no stated maturities	2,226,553	2,226,553	-	2,226,553	-
Time deposits	332,099	330,432	-	330,432	-
Short-term borrowings	119,802	119,802	-	119,802	-
Secured borrowings	4,767	4,788	-	-	4,788
Accrued interest payable	3,345	3,345	-	3,345	-
Interest rate swaps	398	398	-	398	-

December 31, 2025
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$148,060	$148,060	$148,060	$-	$-
Held-to-maturity securities	227,339	203,137	-	203,137	-
Available-for-sale debt securities	296,607	296,607	-	296,607	-
Restricted investments in bank stock	4,373	4,373	-	4,373	-
Loans and leases, net	1,890,983	1,798,610	-	-	1,798,610
Loans held-for-sale	573	588	-	588	-
Accrued interest receivable	9,673	9,673	-	9,673	-
Interest rate swaps	147	147	-	147	-
Financial liabilities:
Deposits with no stated maturities	2,114,377	2,114,377	-	2,114,377	-
Time deposits	352,976	351,984	-	351,984	-
Short-term borrowings	20	20	-	20	-
Secured borrowings	5,995	5,738	-	-	5,738
Accrued interest payable	5,707	5,707	-	5,707	-
Interest rate swaps	1,011	1,011	-	1,011	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	June 30, 2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Agency - GSE	$24,679	$-	$24,679	$-
Obligations of states and political subdivisions	98,351	-	98,351	-
MBS - GSE residential	157,863	-	157,863	-
Total available-for-sale debt securities	$280,893	$-	$280,893	$-
Interest rate swaps	163	-	163	-
Total assets	$281,056	$-	$281,056	$-

Liabilities:
Interest rate swaps	$398	$-	$398	$-
Total liabilities	$398	$-	$398	$-

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Agency - GSE	$24,622	$-	$24,622	$-
Obligations of states and political subdivisions	102,820	-	102,820	-
MBS - GSE residential	169,165	-	169,165	-
Total available-for-sale debt securities	$296,607	$-	$296,607	$-
Interest rate swaps	147	-	147	-
Total assets	$296,754	$-	$296,754	$-

Liabilities:
Interest rate swaps	$1,011	$-	$1,011	$-
Total liabilities	$1,011	$-	$1,011	$-

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

There were no Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending  June 30, 2026 and December 31, 2025, respectively.

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

			Quoted prices in	Significant other	Significant other
		Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	Valuation techniques	at June 30, 2026	(Level 1)	(Level 2)	(Level 3)

Other repossessed assets	Fair value of asset less selling costs	$28	$-	$-	$28
Total		$28	$-	$-	$28

			Quoted prices in	Significant other	Significant other
		Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	Valuation techniques	at December 31, 2025	(Level 1)	(Level 2)	(Level 3)

Individually evaluated loans	Fair value of collateral appraised value	$40	$-	$-	$40
Other real estate owned	Fair value of asset less selling costs	324	-	-	324
Other repossessed assets	Fair value of asset less selling costs	2	-	-	2
Total		$366	$-	$-	$366

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

At June 30, 2026 and December 31, 2025, the net realizable values of all individually evaluated, collateral dependent loans were higher than the amortized costs, therefore, there were no observable discounts. Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed. Accordingly, fair value estimates for individually evaluated, collateral dependent loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable. Appraisals form the basis for determining the net realizable value from these properties. Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business. Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions. Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs. These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions. At June 30, 2026, there were no properties in ORE. At  December 31, 2025, the net realizable values of properties in ORE were higher than the carrying value.

At June 30, 2026, there was one other repossessed asset totaling $28 thousand. At December 31, 2025, there was one other repossessed asset totaling $2 thousand. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.

9. Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers. The policies are recorded at their cash surrender values. Increases in cash surrender values are included in non-interest income in the consolidated statements of income. The policies’ cash surrender value totaled $60.2 million and $59.4 million, respectively, as of  June 30, 2026 and December 31, 2025 and is reflected as an asset on the consolidated balance sheets. For the six months ended June 30, 2026 and 2025, the Company has recorded income of $0.8 million and $0.8 million, respectively, due to a slight increase in cash surrender values. During the second quarter of 2025, the Company recorded $0.2 million in additional income from a BOLI death claim that was in process. This was recorded in fees and other revenue on the consolidated statements of income.

Officer Life Insurance

The Bank enters into separate split dollar life insurance arrangements (Split Dollar Agreements) with certain officers which provide each officer a specified death benefit should the officer die while in the Bank’s employ. The Bank owns the policies and all cash values thereunder. Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary. As of June 30, 2026, the policies had total death benefits of $60.2 million of which $8.0 million would be paid to the officer’s beneficiaries and the remaining $52.2 million would be paid to the Bank. In addition, three executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met. As of  June 30, 2026 and December 31, 2025, the Company had a balance in accrued expenses of $497 thousand and $420 thousand, respectively, for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

The Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with certain officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month until normal retirement. As of  June 30, 2026 and December 31, 2025, the Company had a balance in accrued expenses of $5.6 million and $5.4 million in connection with these SERPs.

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

		Weighted
	Notional	Average Maturity	Interest Rate	Interest Rate
(dollars in thousands)	Amount	(Years)	Paid	Received	Fair Value
June 30, 2026
Classified in Other assets:
Customer interest rate swaps	$1,624	11.41	30 Day SOFR + Margin	Fixed	$163
Classified in Accrued interest payable and other liabilities:
Third party interest rate swaps	$1,624	11.41	Fixed	30 Day SOFR + Margin	$163

Interest rate derivative - fair value hedge designation

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. This interest rate swap is designated as a fair value hedge and limits the risk to the investment portfolio of rising interest rates. The Company entered into an interest rate swap with a third-party financial institution to convert fixed rate investment securities to an adjustable rate to produce a more asset sensitive profile. The Company recorded the fair value of the fair value hedge in other assets and accrued interest payable and other liabilities on the consolidated balance sheet. The hedged items (fixed rate securities available-for-sale) are also recorded at fair value which offsets the adjustment to the fair value hedge. The related gains and losses are reported in interest income investment securities - U.S. government agencies and corporations and interest income investment securities - state and political subdivisions (nontaxable) in the consolidated statements of income. For the six months ended June 30, 2026, there was an $245 thousand reduction in interest income investment securities - U.S. government agencies and corporations and an $245 thousand reduction in interest income investment securities - state and political subdivisions (nontaxable). For the six months ended June 30, 2025, there was a $72 thousand reduction in interest income investment securities - U.S. government agencies and corporations and a $72 thousand reduction in interest income investment securities - state and political subdivisions (nontaxable). A qualitative assessment of hedge effectiveness was applied at inception of the hedge. Future hedge effectiveness will be determined on a qualitative basis at least annually.  The hedge is expected to remain effective as long as the balance of the hedged item is projected to remain at or above the notional amount of the swap.

		Weighted
	Notional	Average Maturity
(dollars in thousands)	Amount	(Years)	Fair Value
June 30, 2026
Pay-fixed interest rate swap agreements - securities AFS	$100,000	0.25	$(235)

The Company had investment securities with a book value of $2.6 million pledged as collateral on its interest rate swaps with a third-party financial institution as of June 30, 2026.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of June 30, 2026 compared to December 31, 2025 and a comparison of the results of operations for the three and six months ended June 30, 2026 and 2025. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2025 Annual Report filed on Form 10-K.

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

We are impacted by national, regional and market area economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties, and Eastern Pennsylvania, primarily in Northampton county. According to the U.S. Bureau of Labor Statistics, the national unemployment rate for June 2026 was 4.2%, down 0.2 percentage points compared to December 2025. The local market unemployment rates in the Scranton – Wilkes-Barre – Hazleton (market area north) and the Allentown – Bethlehem – Easton (market area south) Metropolitan Statistical Areas (local) increased. The local unemployment rates at June 30, 2026 were 4.7% in market area north and 4.1% in market area south, respectively, an increase of 0.4 percentage points and 0.2 percentage points from the 4.3% and 3.9%, respectively, at December 31, 2025. The median home values in the Scranton – Wilkes-Barre – Hazleton metro and Allentown – Bethlehem – Easton metro each increased 1.4% and 3.2% from a year ago, according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, and values are expected to grow 1.8% and 1.9%, respectively, in the next year. In light of these expectations, we continue to monitor housing market conditions, including home price trends and interest rate expectations. Management will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

For the six months ended June 30, 2026, net income was $15.3 million, or $2.64 basic earnings per share and $2.63 diluted earnings per share, a 19% increase, compared to $12.9 million, or $2.24 basic earnings per share and $2.23 diluted earnings per share, for the six months ended June 30, 2025.

As of June 30, 2026 and June 30, 2025, book value per share was $43.54 and $37.78, and tangible common book value per share (non-GAAP) was $40.08 and $34.25 (1), respectively. The increase in tangible book value was due primarily to an increase in retained earnings from net income. These non-GAAP measures should be reviewed in connection with the reconciliation of these non-GAAP ratios.

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

In addition to the challenging and competitive economic environment in which we operate, the regulatory and oversight of our business has changed significantly in recent years. As described more fully in Part II, Item 1A, “Risk Factors” below, as well as Part I, Item 1A, “Risk Factors,” and in the “Supervision and Regulation” section of management’s discussion and analysis of financial condition and results of operations in our 2025 Annual Report filed on Form 10-K, certain aspects of the Dodd-Frank Wall Street Reform Act (Dodd-Frank Act) continue to have a significant impact on us.

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at June 30, 2026 and 2025.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest income (GAAP)	$31,717	$29,765	$62,177	$58,073
Adjustment to FTE	777	760	1,561	1,531
Interest income adjusted to FTE (non-GAAP)	32,494	30,525	63,738	59,604
Interest expense (GAAP)	10,960	11,836	22,014	23,111
Net interest income adjusted to FTE (non-GAAP)	$21,534	$18,689	$41,724	$36,493

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income less gain/(loss) on sales of securities. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$15,992	$14,710	$31,183	$29,264

Net interest income (GAAP)	20,757	17,929	40,163	34,962
Plus: taxable equivalent adjustment	777	760	1,561	1,531
Non-interest income (GAAP)	5,483	5,359	10,672	10,332
Plus: Loss on sales of securities	-	-	577	822
Net interest income (FTE) plus adjusted non-interest income (non-GAAP)	$27,017	$24,048	$52,973	$47,647
Efficiency ratio (non-GAAP)	59.19%	61.17%	58.87%	61.42%

The ratios of non-interest expense less non-interest income less (gain)/loss on sales of securities to average assets, is known as the expense ratio. The following table reconciles the non-GAAP financial measures of the expense ratio to GAAP:

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Expense Ratio (non-GAAP)
Non-interest expenses (GAAP)	$15,992	$14,710	$31,183	$29,264
Less: Non-interest income (GAAP)	5,483	5,359	10,672	10,332
Less: Loss on sales of securities	-	-	577	822
Non-interest expense (GAAP)	10,509	9,351	19,934	18,110

Average assets	$2,829,501	$2,681,194	$2,819,562	$2,645,679
Expense ratio (Non-GAAP)	1.49%	1.40%	1.43%	1.38%

(1) See non-GAAP financial measurements reconciliation on page 34.

The following table provides a reconciliation of tangible common equity (non-GAAP) and the calculations of tangible book value per share and tangible common equity ratio:

(dollars in thousands)	June 30, 2026	June 30, 2025
Tangible Book Value per Share (non-GAAP)
Total assets (GAAP)	$2,971,224	$2,698,575
Less: Intangible assets	(20,126)	(20,364)
Tangible assets	2,951,098	2,678,211
Total shareholders' equity (GAAP)	252,905	217,912
Less: Intangible assets	(20,126)	(20,364)
Tangible common equity	$232,779	$197,548

Common shares outstanding, end of period	5,808,518	5,767,490
Tangible Common Book Value per Share (non-GAAP)	$40.08	$34.25
Tangible Common Equity Ratio (non-GAAP)	7.89%	7.38%
Unrealized losses on held-to-maturity securities, net of tax	$(19,083)	$(24,602)
Adjusted tangible common equity ratio (non-GAAP)	7.24%	6.46%

The following table provides a reconciliation of pre-provision net revenue (PPNR) to average assets (non-GAAP):

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Pre-Provision Net Revenue to Average Assets
Income before taxes (GAAP)	$9,508	$8,258	$17,947	$15,340
Plus: Provision for credit losses	740	320	1,705	690
Total pre-provision net revenue (non-GAAP)	$10,248	$8,578	$19,652	$16,030
Total (annualized) (non-GAAP)	$41,103	$34,404	$39,630	$32,326

Average assets	$2,829,501	$2,681,194	$2,819,562	$2,645,679
Pre-Provision Net Revenue to Average Assets (non-GAAP)	1.45%	1.28%	1.41%	1.22%

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

Comparison of the results of operations

three and six months ended June 30, 2026 and 2025

Overview

Net income for the quarter ended June 30, 2026 was $7.8 million, or $1.34 earnings per share and $1.33 per diluted share, compared to $6.9 million, or $1.20 earnings per share and $1.20 per diluted share, for the quarter ended June 30, 2025. The $0.9 million, or 13%, increase in net income resulted primarily from a $2.9 million increase in net interest income coupled with a $0.1 million increase in non-interest income. This was partially offset by a $1.3 million increase in non-interest expense and a $0.4 million increase in the provision for credit losses due to the growth of loans and unfunded commitments. For the six months ended June 30, 2026, net income was $15.3 million, or $2.64 earnings per share and $2.63 diluted earnings per share, compared to $12.9 million, or $2.24 earnings per share and $2.23 diluted earnings per share, for the six months ended June 30, 2025.  The $2.4 million, or 19%, increase in net income stemmed from the $5.2 million increase in net interest income and $0.4 million increase in non-interest income. This was partially offset by a $1.9 million increase in non-interest expense and a $1.0 million increase in the provision for credit losses on loans and unfunded commitments.

Return on average assets (ROA) were 1.11% and 1.04% for the second quarters of 2026 and 2025, respectively, and 1.09% and 0.98% for the six months ended June 30, 2026 and 2025, respectively. The increase in ROA was primarily the result of an increase in net income during the second quarter of 2026 and year-to-date 2026, compared to the same periods of 2025. Return on average shareholders’ equity (ROE) was 12.68% and 13.02% for the second quarters of 2026 and 2025, respectively, and 12.55% and 12.35% for the six months ended June 30, 2026 and 2025, respectively. The increase ROE year-to-date 2026 was primarily the result of an increase in net income, compared to year-to-date 2025. The decrease in ROE during the second quarter of 2026, compared to the same 2025 quarter, was primarily due to a 17% increase in average total equity compared to a 13% increase in net income. Pre-provision net revenue to average assets (non-GAAP) was 1.45% and 1.28% for the three months ended June 30, 2026 and 2025, respectively, and 1.41% and 1.22% for the six months ended June 30, 2026 and 2025, respectively. The increases were due to an increase in income before taxes quarter-over-quarter and year-over-year.

Net interest income and interest sensitive assets / liabilities

Net interest income was $20.8 million for the second quarter of 2026, representing a 16% increase over the $17.9 million earned for the second quarter of 2025. The $2.9 million increase in net interest income resulted from the increase of $1.9 million in interest income primarily due to a $113.1 million increase in the average balance of interest-earning assets and a 9 basis points increase in fully-taxable equivalent ("FTE") (non-GAAP measurement) yields. The loan portfolio had the most significant impact, producing a $3.2 million increase in FTE interest income from $208.2 million in higher quarterly average balances and an increase of 5 basis points in FTE loan yields. The increase in interest income was coupled with a $0.9 million decrease in interest expense on deposits due to a 28 basis points decrease in rates paid on interest-bearing deposits which more than offset the increase from $82.1 million in higher average balances compared to the second quarter of 2025.

The FTE yield on interest-earning assets was 4.86% for the second quarter of 2026, an increase of 9 basis points from 4.77% for the second quarter of 2025. The overall cost of interest-bearing liabilities was 2.24% for the second quarter of 2026, a decrease of 28 basis points from the 2.52% for the second quarter of 2025. The cost of funds decreased 22 basis points from 1.95% to 1.73% for the second quarters of 2025 and 2026, respectively. The Company’s FTE net interest spread was 2.62% for the second quarter of 2026, an increase of 37 basis points from 2.25% recorded for the second quarter of 2025. FTE net interest margin increased to 3.22% for the three months ended June 30, 2026 from 2.92% for the same period of 2025. Future margin performance will continue to be influenced by competitive deposit pricing, market interest rate changes, loan growth, funding mix, and overall balance sheet management strategies.

Net interest income was $40.2 million for the six months ended June 30, 2026 compared to $35.0 million for the six months ended June 30, 2025. The $5.2 million increase in net interest income resulted from the increase of $4.1 million in interest income primarily due to a $136.8 million increase in the average balance of interest-earning assets and a 7 basis points increase in FTE yield. The largest contributor to interest income growth was the loan portfolio which produced $5.2 million in interest income from an increase of 5 basis points in FTE loan yields on $170.7 million in higher average balances. The increase in interest income was partially offset by a decrease of $1.0 million in interest earned on the investment portfolio due to decreases of 17 basis points in yield and $49.9 million in average balances. Additionally, the Company experienced a decrease of $1.1 million in interest expense on deposits due to a 25 basis points decrease in rates paid on interest-bearing deposits which more than offset the increase from $109.9 million in higher average balances during the first half of 2026.

The overall cost of interest-bearing liabilities was 2.25% for the six months ended June 30, 2026 compared to 2.51% for the six months ended June 30, 2025. The cost of funds decreased 19 basis points to 1.75% for the six months ended June 30, 2026 from 1.94% for the same period of 2025. The FTE yield on earning assets was 4.82% for the six months ended June 30, 2026, an increase of 7 basis points from the 4.75% year-to-date June 30, 2025. The Company’s FTE net interest spread was 2.57% for the six months ended June 30, 2026, an increase of 33 basis points from the 2.24% recorded for the same period of 2025. FTE net interest margin increased by 24 basis points to 3.15% for the six months ended June 30, 2026 from 2.91% for the same 2025 period primarily due to the decrease on rates paid on interest-bearing deposits coupled with a slight increase on yields earned from loans and leases.

For the remainder of 2026, the Company currently expects to operate in an uncertain interest rate environment with little change in short-term rates. Management’s outlook is informed primarily by the Federal Open Market Committee’s (FOMC) published statements and economic projections. Future changes in short-term rates remain uncertain and dependent on incoming economic information and an evolving outlook. In this environment, the Company expects loan demand to remain supported by its current pipeline and anticipates continued growth in the loan portfolio, initially funded through available excess cash holdings. If excess cash is depleted and deposit growth is insufficient to fund planned loan growth, the Company expects to utilize wholesale borrowings. Overall changes in market interest rates are expected to impact the Company’s net interest margin (“NIM”) based on the timing and magnitude of repricing across earning assets and interest-bearing liabilities. Changes in market interest rates, whether upward or downward, may cause earning asset yields and funding costs to reprice at different speeds and magnitudes, which could positively or negatively affect NIM. Management expects that the effects of rate movements on NIM may be moderated through active pricing and balance sheet management across both earning assets and funding sources. The Company’s actual deposit beta and the resulting effect on NIM will depend on competitive dynamics, changes in deposit mix, and customer behaviors, including the extent to which customers shift balances among non-interest-bearing and interest-bearing accounts or into higher-rate products. Management’s focus remains on enhancing and protecting NIM by reallocating cash flows toward higher-yielding assets, maintaining disciplined and proactive loan pricing (including floors where appropriate), and actively managing deposit costs and product mix to preserve an appropriate spread.

The Company’s Asset Liability Management (ALM) team meets regularly to discuss among other things, interest rate risk and when deemed necessary adjusts interest rates. ALM and the Pricing Committee is actively addressing the Company's sensitivity to a changing rate environment to ensure interest rate risks are contained within acceptable levels. ALM also discusses revenue enhancing strategies to help combat the potential for a decline in net interest income. The Company’s Marketing department, together with ALM, and the Pricing Committee, continue to develop prudent strategies that will grow the loan portfolio and accumulate relationship driven deposits at costs lower than borrowing costs to improve net interest income performance.

The table below sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated. Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for June 30, 2026 and 2025 to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments. This treatment allows a uniform comparison among yields on interest-earning assets. Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for credit losses. Home equity lines of credit (HELOC) are included in the residential real estate category since they are secured by real estate. Net deferred loan cost amortization of $0.2 million and $0.2 million during the second quarters of 2026 and 2025, respectively, and $0.4 million and $0.4 million during the six months ended June 30, 2026 and 2025, respectively, are included in interest income from loans. Purchase accounting adjustments of $0.2 million and $0.3 million are included in interest income from loans and $1 thousand and $1 thousand reduced interest expense on deposits and borrowings for the three months ended June 30, 2026 and 2025. Purchase accounting adjustments of $0.5 million and $0.6 million are included in interest income from loans and $2 thousand and $2 thousand reduced interest expense on deposits and borrowings for the six months ended June 30, 2026 and 2025. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Residual values for direct finance leases are included in the average balances for consumer loans.

	Six months ended
(dollars in thousands)	June 30, 2026			June 30, 2025
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$117,309	$2,146	3.69%	$101,846	$2,284	4.52%
Restricted investments in bank stock	4,531	182	8.13	4,066	144	7.14
Investments:
Agency - GSE	110,240	772	1.41	112,980	812	1.45
MBS - GSE residential	186,709	1,573	1.70	217,529	2,168	2.01
State and municipal (nontaxable)	177,954	2,422	2.74	188,470	2,727	2.92
State and municipal (taxable)	77,105	788	2.06	82,888	851	2.07
Total investments	552,008	5,555	2.03	601,867	6,558	2.20
Loans and leases:
C&I and CRE (taxable)	1,111,164	34,013	6.17	928,699	28,894	6.27
C&I and CRE (nontaxable)	136,713	3,640	5.37	126,197	3,316	5.30
Consumer	142,312	4,128	5.85	178,976	4,852	5.47
Residential real estate	603,147	14,075	4.71	588,782	13,556	4.64
Total loans and leases	1,993,336	55,855	5.65	1,822,654	50,618	5.60
Total interest-earning assets	2,667,184	63,738	4.82%	2,530,433	59,604	4.75%
Non-interest earning assets	152,378			115,246
Total assets	$2,819,562			$2,645,679

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$677,181	$6,365	1.90%	$684,353	$6,999	2.06%
Savings and clubs	193,790	362	0.38	192,099	272	0.29
MMDA	748,719	9,262	2.49	630,556	8,734	2.79
Certificates of deposit	343,115	5,879	3.46	345,887	6,920	4.03
Total interest-bearing deposits	1,962,805	21,868	2.25	1,852,895	22,925	2.50
Secured borrowings	5,174	133	5.17	6,194	186	6.05
Short-term borrowings	683	13	3.90	16	-	2.77
Total interest-bearing liabilities	1,968,662	22,014	2.25%	1,859,105	23,111	2.51%
Non-interest bearing deposits	569,127			540,321
Non-interest bearing liabilities	35,714			35,496
Total liabilities	2,573,503			2,434,922
Shareholders' equity	246,059			210,757
Total liabilities and shareholders' equity	$2,819,562			$2,645,679
Net interest income - FTE		$41,724			$36,493

Net interest spread			2.57%			2.24%
Net interest margin			3.15%			2.91%
Cost of funds			1.75%			1.94%

	Three months ended
(dollars in thousands)	June 30, 2026			June 30, 2025
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$88,054	$799	3.64%	$133,763	$1,513	4.54%
Restricted investments in bank stock	4,633	93	8.13	4,158	70	6.77
Investments:
Agency - GSE	110,389	386	1.40	112,183	404	1.44
MBS - GSE residential	183,978	773	1.69	218,684	1,117	2.05
State and municipal (nontaxable)	174,853	1,189	2.73	185,356	1,336	2.89
State and municipal (taxable)	77,136	395	2.05	79,902	408	2.05
Total investments	546,356	2,743	2.01	596,125	3,265	2.20
Loans and leases:
C&I and CRE (taxable)	1,163,508	17,945	6.19	941,849	14,771	6.29
C&I and CRE (nontaxable)	135,766	1,836	5.43	124,177	1,668	5.39
Consumer	137,768	2,032	5.92	174,311	2,400	5.52
Residential real estate	603,272	7,046	4.68	591,824	6,838	4.63
Total loans and leases	2,040,314	28,859	5.67	1,832,161	25,677	5.62
Total interest-earning assets	2,679,356	32,494	4.86%	2,566,207	30,525	4.77%
Non-interest earning assets	150,144			114,987
Total assets	$2,829,501			$2,681,194

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$668,190	$3,121	1.87%	$705,255	$3,715	2.11%
Savings and clubs	196,062	200	0.41	192,166	138	0.29
MMDA	757,329	4,707	2.49	629,145	4,382	2.79
Certificates of deposit	339,081	2,859	3.38	351,982	3,503	3.99
Total interest-bearing deposits	1,960,662	10,887	2.23	1,878,548	11,738	2.51
Secured borrowings	4,796	60	5.02	6,162	98	6.39
Short-term borrowings	1,343	13	3.95	11	-	-
Total interest-bearing liabilities	1,966,801	10,960	2.24%	1,884,721	11,836	2.52%
Non-interest bearing deposits	579,871			547,278
Non-interest bearing liabilities	34,509			36,049
Total liabilities	2,581,181			2,468,048
Shareholders' equity	248,320			213,146

Total liabilities and shareholders' equity	$2,829,501			$2,681,194
Net interest income - FTE		$21,534			$18,689

Net interest spread			2.62%			2.25%
Net interest margin			3.22%			2.92%
Cost of funds			1.73%			1.95%

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

	Six months ended June 30,
(dollars in thousands)	2026 compared to 2025			2025 compared to 2024
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$318	$(456)	$(138)	$1,626	$(158)	$1,468
Restricted investments in bank stock	17	21	38	4	(16)	(12)
Investments:
Agency - GSE	(19)	(21)	(40)	-	(2)	(2)
MBS - GSE residential	(284)	(311)	(595)	(33)	66	33
State and municipal	(160)	(170)	(330)	(93)	(261)	(354)
Total investments	(463)	(502)	(965)	(126)	(197)	(323)
Loans and leases:
Residential real estate	334	184	518	615	609	1,224
C&I and CRE	5,708	(333)	5,375	3,832	626	4,458
Consumer	(1,046)	322	(724)	(1,004)	597	(407)
Total loans and leases	4,996	173	5,169	3,443	1,832	5,275
Total interest income	4,868	(764)	4,104	4,947	1,461	6,408

Interest expense:
Deposits:
Interest-bearing checking	(73)	(561)	(634)	247	(807)	(560)
Savings and clubs	3	88	91	(13)	(24)	(37)
Money market	1,525	(998)	527	1,297	(74)	1,223
Certificates of deposit	(55)	(986)	(1,041)	1,667	232	1,899
Total deposits	1,400	(2,457)	(1,057)	3,198	(673)	2,525
Secured borrowings	(28)	(25)	(53)	(35)	(20)	(55)
Short-term borrowings	13	-	13	(684)	(279)	(963)
Total interest expense	1,385	(2,482)	(1,097)	2,479	(972)	1,507
Net interest income	$3,483	$1,718	$5,201	$2,468	$2,433	$4,901

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

For the three months ended June 30, 2026, the provision for credit losses on loans was $400 thousand and the provision for credit losses on unfunded commitments was $340 thousand, compared to a $300 thousand provision for credit losses on loans and a $20 thousand provision for credit losses on unfunded loan commitments for the three months ended June 30, 2025.

For the three months ended June 30, 2026, the increase in the provision for credit losses on loans compared to the prior year period was due to more funded loan growth. For the three months ended June 30, 2026, the increase in the provision for credit losses on unfunded commitments compared to the prior period was primarily due to higher commercial construction commitments and loan originations within the portfolio.

For the six months ended June 30, 2026, the provision for credit losses on loans was $1.3 million and the provision for credit losses on unfunded commitments was $430 thousand compared to a $755 thousand provision for credit losses on loans and a $65 thousand benefit for credit losses on unfunded commitments for the six months ended June 30, 2025.

For the six months ended June 30, 2026, the increase in the provision for credit losses on loans compared to the prior year period was due to higher loan growth. For the six months ended June 30, 2026, the increase in the provision for unfunded commitments compared to the prior period was due to growth in originations within the portfolio, specifically in commercial construction commitments.

The provision for credit losses derives from the reserve required from the allowance for credit losses calculation. The Company continued provisioning for six months ended June 30, 2026 to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for credit losses, see “Allowance for credit losses”, located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

Total non-interest income increased $0.1 million, or 2%, to $5.5 million for the second quarter of 2026 compared to $5.4 million for the second quarter of 2025. The increase in non-interest income was primarily attributed to an increase of $0.4 million in wealth management revenue driven by new client acquisition, expanded business with existing wealth management clients, and strong client retention coupled with investment in new wealth advisors and market performance. This increase was partially offset by a $0.2 million BOLI death benefit recognized during the second quarter of 2025.

Total non-interest income for the six months ended June 30, 2026 was $10.7 million, an increase of $0.4 million, or 3%, from $10.3 million for the six months ended June 30, 2025. The increase was primarily due to $0.7 million growth in wealth management revenue. Additionally, the Company saw increases of $0.4 million in fees from commercial loans with interest rate hedges and $0.2 million in commercial loan late fees due to two substandard loans that were paid off during the first half of 2026. Partially offsetting the increase in non-interest income was a decrease of $0.7 million in gains from sold loans primarily due to a $0.5 million gain on the sale of a commercial loan during the first half of 2025.

Operating expenses

Non-interest expenses increased $1.3 million, or 9%, for the second quarter of 2026 to $16.0 million from $14.7 million for the same quarter of 2025. The increase in non-interest expenses was primarily attributed to added salaries and benefits expense of $0.8 million mostly due to an increase in the number of bankers quarter-over-quarter. Additionally, the Company experienced an increase of $0.2 million in professional services expenses and $0.1 million in premises and equipment expenses primarily due to costs for software and subscriptions. These increases were partially offset by a decrease of $0.2 million in advertising costs primarily due to less spending on promotions.

Non-interest expenses increased to $31.2 million for the six months ended June 30, 2026, an increase of $1.9 million, or 7%, from $29.3 million for the six months ended June 30, 2025. Salaries and benefits expense increased $1.2 million due to a management initiative to increase the number of bankers in the first half of 2026, compared to the same period in 2025. Additionally, the Company experienced an increase of $0.3 million in professional services expense. Premises and equipment expense increased $0.2 million primarily due to new technology and higher software costs primarily due to less spending on promotions.

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

The expense ratios (non-GAAP) were 1.49% and 1.40%(1) for the three months ended June 30, 2026 and 2025, respectively, and 1.43% and 1.38%(1) for the six months ended June 30, 2026 and 2025, respectively. The increase in the expense ratio was primarily a result of a higher percentage increase in the net of adjusted non-interest income compared to average total assets during the second quarter of 2026 and year-to-date 2026, compared to the same 2025 periods. The efficiency ratios (non-GAAP) decreased from 61.17% to 59.19%(1) for the three months ended June 30, 2025 and 2026, respectively, and 61.42% to 58.87%(1)  for the six months ended June 30, 2025 and 2026, respectively. The decrease in the efficiency ratio for both the second quarter of 2026 and year-to-date 2026, compared to the same 2025 periods, were due to net interest income increasing faster than non-interest expenses.

Provision for income taxes

The provision for income taxes increased $0.3 million during the three months ended June 30, 2026 compared to the same period in 2025 primarily due to a $1.3 million increase in income before taxes. The provision for income taxes increased $0.2 million during the six months ended June 30, 2026 compared to the same period in 2025 primarily due to a $2.6 million increase in income before taxes. Partially offsetting the increase in the provision for income taxes was a $0.5 million discount recognized in the provision from utilizing/applying purchased renewable energy tax credits. The Company's effective tax rate was 14.7% at June 30, 2026 compared to 15.8% at June 30, 2025. The difference between the effective rate and the enacted statutory corporate rate of 21% is due mostly to the recognition of this $0.5 million discount in the first half of 2026 along with the effect of tax-exempt income in ration to the level of pre-tax income.

Comparison of financial condition at

 June 30, 2026 and December 31, 2025

Overview

The Company’s total assets had a balance of approximately $3.0 billion as of June 30, 2026, an increase of $223.1 million from December 31, 2025. The increase resulted from $174.9 million of net growth in the loans and leases portfolio as of June 30, 2026 compared to December 31, 2025. Cash and cash equivalents increased $59.6 million over the same period. Asset growth was offset by a decrease of $14.9 million in the investment portfolio. Deposit growth of $91.3 million and short-term borrowings of $119.8 million were utilized to fund loan growth.

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

(1) See non-GAAP financial measurements reconciliation on page 33.

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM). To date, management has not purchased any securities for trading purposes. Some of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them. The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions. Debt securities designated as AFS are carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported within shareholders’ equity as a component of accumulated other comprehensive income (AOCI). Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity. For the six months ended June 30, 2026, AOCI improved by $2.9 million primarily due to the change in fair value of the Company's investment securities along with the amortization of the discount recognized on the transfer of HTM securities.

As of June 30, 2026, the carrying value of held-to-maturity securities was $228.1 million, net of $11.0 million in remaining transferred discount.

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

During September 2023, the Company entered into a $100 million interest rate swap with a third-party financial institution to limit the risk to the investment portfolio of rising interest rates. The interest rate swap was designated as a fair value hedge and utilized a pay fixed interest rate swap to hedge the change in fair value attributable to the movement in the Secured Overnight Financing Rate ("SOFR"). The Company designated $50 million of the swap's notional balance as a hedge against the closed portfolio of 20-year mortgage-backed securities and $50 million as a hedge against the closed portfolio of tax-free municipal bonds. As of June 30, 2026, the Company recorded the fair value of the swap of $0.2 million in accrued interest payable and other liabilities on the consolidated balance sheet offset by a $0.2 million increase to the carrying value of designated investment securities.

As of June 30, 2026, the carrying value of investment securities amounted to $509.0 million, or 17% of total assets, compared to $523.9 million, or 19% of total assets, as of December 31, 2025. On June 30, 2026, 31% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise residential mortgage-backed securities (MBS – GSE residential or mortgage-backed securities) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations. The mortgage-backed securities portfolio includes only pass-through bonds issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association (GNMA).

The Company’s municipal (obligations of states and political subdivisions) portfolio is comprised of tax-free municipal bonds with a carrying value of $180.1 million ($166.4 million including the remaining net unrealized loss transferred on HTM securities) and taxable municipal bonds with a carrying value of $81.7 million ($75.9 million including the remaining net unrealized loss transferred on HTM securities). The overall credit ratings of these municipal bonds were as follows: 36% AAA, 62% AA, and 1% A. For municipal securities HTM, the Company utilized a third-party model to analyze whether a credit loss reserve is needed for these bonds. The amount of the credit loss reserve calculated was immaterial because of the underlying strong credit quality of the municipal portfolio.

As of June 30, 2026, the carrying value of total investments decreased $14.9 million, or 3%. The decline was primarily due to $10.5 million in paydowns and the sale of $5.8 million in available-for-sale securities. The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company. Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile, to the extent possible.

A comparison of investment securities at June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026				December 31, 2025
(dollars in thousands)	Amount	%	Book yield	Reprice term (years)	Amount	%	Book yield	Reprice term (years)
HTM securities:
Obligations of states & political subdivisions - tax exempt	$83,638	16.4%	2.1%	18.3	$83,606	16.1%	2.06%	18.8
Obligations of states & political subdivisions - taxable	60,306	11.8	2.1	8.8	60,113	11.4	2.06	9.3
Agency - GSE	84,195	16.6	1.4	3.9	83,620	15.9	1.43	4.4
Total HTM securities	$228,139	44.8%	1.8%	10.5	$227,339	43.4%	1.83%	11.1
AFS debt securities:
MBS - GSE residential	$157,863	31.0%	2.0%	5.4	$169,165	32.3%	2.0%	5.4
Obligations of states & political subdivisions - tax exempt	82,763	16.3	2.4	8.7	87,116	16.6	2.4	17.0
Obligations of states & political subdivisions - taxable	15,588	3.1	1.4	3.1	15,704	3.0	1.4	3.6
Agency - GSE	24,679	4.8	1.1	2.3	24,622	4.7	1.1	2.8
Total AFS debt securities	$280,893	55.2%	2.0%	6.0	$296,607	56.6%	2.0%	8.5
Total securities	$509,032	100.0%	1.9%	8.0	$523,946	100.0%	1.9%	9.6

The investment securities portfolio contained no private label mortgage-backed securities, collateralized mortgage obligations, collateralized debt obligations, or trust preferred securities. The portfolio had no adjustable-rate instruments as of June 30, 2026 and December 31, 2025.

The AFS securities were recorded with a net unrealized loss of $33.9 million and $36.4 million as of June 30, 2026 and December 31, 2025, respectively. The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve. Generally, the values of debt securities move in the opposite direction of the changes in interest rates. As interest rates along the treasury yield curve rise, especially at the intermediate and long end, the values of debt securities tend to decline. Whether or not the value of the Company’s investment portfolio will change above or below its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio. Management does not consider the reduction in value attributable to changes in credit quality. Correspondingly, when interest rates decline, the market values of the Company’s debt securities portfolio could be subject to market value increases.

As of June 30, 2026, the Company had $365.3 million in public deposits, or 14% of total deposits. Pennsylvania state law requires the Company to maintain pledged securities on public and trust deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers. The Company also pledges securities for derivative instruments and certain borrowed funds. As of June 30, 2026, the balance of pledged securities required was $383.5 million, or 75% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether credit losses on debt securities exist. Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security has credit losses. If a decline in value is deemed to be a credit loss, a contra-asset is recorded on both HTM and AFS securities, limited by the amount that the fair value is less than the amortized cost basis. During the six months ended June 30, 2026, the Company did not incur any credit losses on debt securities from its investment securities portfolio.

During the first half of 2026, the Company sold five available-for-sale securities with the intention of replacing the holdings with better yielding bonds. The Company recognized a loss of $0.6 million as the amortized cost was $5.8 million compared to the sales proceeds of $5.2 million. These sales were undertaken as part of the ongoing management strategy of improving margin and focusing on more effective interest earning assets.

Restricted investments in bank stock

Investment in FHLB stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB. Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level. In addition, the Company earns a return or dividend based on the amount invested. The balance in FHLB stock was $9.4 million and $4.3 million as of June 30, 2026 and December 31, 2025, respectively.  The dividends received from the FHLB totaled $165 thousand and $152 thousand for the six months ended June 30, 2026 and 2025, respectively. Atlantic Community Bankers Bank (ACBB) stock totaled $82 thousand as of June 30, 2026 and December 31, 2025.

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

As of June 30, 2026 and December 31, 2025, loans HFS consisted of residential mortgages with carrying amounts of $1.6 million and $0.6 million, respectively, which approximated their fair values. During the six months ended June 30, 2026, residential mortgage loans with principal balances of $21.9 million were sold into the secondary market and the Company recognized net gains of $0.3 million, compared to $32.0 million and $0.5 million, respectively, during the six months ended June 30, 2025.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster relationships and opportunities with those customers. At June 30, 2026 and December 31, 2025, the servicing portfolio balance of sold residential mortgage loans was $508.1 million and $513.6 million, respectively, with mortgage servicing rights of $1.0 million and $1.1 million for the same periods, respectively.

Loans and leases

As of June 30, 2026, the Company had gross loans and leases totaling $2.1 billion, an increase of $175.8 million, or 9%, compared to $1.9 billion at December 31, 2025.

During the six months ended June 30, 2026, the growth in the portfolio was attributed primarily to a $190.2 million increase in the commercial portfolio and a $5.2 million increase in the residential portfolio, which was partially offset by the $19.6 million reduction in the consumer portfolio attributed to a strategic reduction in the auto portfolio.

As management continues to identify ways to optimize the Company’s balance sheet, the focus is to lend in areas that provide better risk-adjusted returns and improved opportunities to deepen relationships with our customers. This could result in a change in the composition of the loan portfolio in future periods.

The composition of the loan portfolio at June 30, 2026 and December 31, 2025 is summarized as follows:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	%	Amount	%
Commercial and industrial:
Commercial	$252,717	12.1%	$220,526	11.5%
Municipal	129,656	6.2	120,604	6.3
Commercial real estate:
Non-owner occupied	527,855	25.3	416,521	21.8
Owner occupied	377,758	18.1	340,808	17.8
Construction	57,317	2.7	56,684	3.0
Consumer:
Home equity installment	53,608	2.6	53,973	2.8
Home equity line of credit	71,139	3.4	70,195	3.7
Auto loans - Recourse	9,308	0.4	10,139	0.5
Auto loans - Non-recourse	31,522	1.5	43,852	2.3
Direct finance leases	16,275	0.8	19,666	1.0
Other	24,872	1.2	28,463	1.5
Residential:
Real estate	519,374	24.9	515,489	27.0
Construction	17,053	0.8	15,685	0.8
Gross loans	2,088,454	100.0%	1,912,605	100.0%
Less:
Allowance for credit losses	(21,314)		(20,168)
Unearned lease revenue	(1,197)		(1,454)
Net loans	$2,065,943		$1,890,983

Loans held-for-sale	$1,636		$573

Commercial & industrial (C&I) and commercial real estate (CRE)

As of June 30, 2026, the commercial portfolio increased by $190.2 million, or 16%, to $1.3 billion compared to the December 31, 2025 balance of $1.2 billion. The increase was due to growth of $148.9 million in commercial real estate loans and $41.3 million in commercial and industrial loans. The increased origination growth in the commercial portfolio was attributed to management's balance sheet optimization strategy to grow this segment of the loan and lease portfolio.

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

For the six months ended June 30, 2026, commercial and industrial (non-municipal) loans increased $32.2 million, or 15%, from $220.5 million at December 31, 2025 to $252.7 million at June 30, 2026, which was due to a single origination totaling $12.4 million and two originations to a single borrower totaling $5.2 million during the first quarter, a single origination totaling $4.0 million during the second quarter, and standard originations and advances outpacing scheduled payments and curtailments.

Municipal loans are secured by the full faith and credit of respective local government units located in the Commonwealth of Pennsylvania authorized in accordance with the Local Government Unit Debt Act. These loans have a long history of performance within contractual terms with minimal defaults noted.

For the six months ended June 30, 2026, municipal loans increased $9.1 million, or 8%, from $120.6 million at December 31, 2025, to $129.7 million at June 30, 2026, which was attributed to a single origination to a municipal borrower totaling $2.3 million during the first quarter, two loans to a single municipal borrower totaling $2.9 million during the second quarter, and standard portfolio growth.

Commercial real estate loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions and the complexities involved in valuing the underlying collateral whose values tend to move inversely with interest rates. These loans are secured with mortgages, or commercial real estate mortgages (CREM) against the subject property. In underwriting commercial real estate construction loans, the Company performs a robust analysis of the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the project using feasibility studies, market data, etc. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers consistent with Uniform Standards of Professional Appraisal Practice (USPAP) standards and compliant with Financial Institutions Reform, Recovery, and Enforcement Act (FIRREA). At June 30, 2026, the commercial real estate portfolio was 46% of total loans outstanding compared to 43% at December 31, 2025.

For the six months ended June 30, 2026, owner occupied commercial real estate loans increased $37.0 million, or 11%, from $340.8 million on December 31, 2025, to $377.8 million at June 30, 2026, due to three originations to three separate commercial real estate owner occupied borrowers totaling $11.2 million during the first quarter, a single origination totaling $6.6 million during the second quarter, a $8.0 million construction loan that stabilized during the second quarter, and was converted to owner occupied commercial real estate, and general portfolio growth.

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

The Company maintains a well-diversified non-owner occupied commercial real estate portfolio with no material concentration to any property type. The chart below describes the purpose for the types of exposure contained within the loan portfolio for non-owner-occupied commercial real estate loans at June 30, 2026 compared to December 31, 2025:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate non-owner occupied:
1-4 Family	$54,498	10.32%	$46,379	11.13%
Multifamily	73,211	13.87%	50,533	12.13%
Industrial	65,585	12.42%	47,873	11.49%
Mixed Use	68,852	13.04%	60,430	14.52%
Retail	91,445	17.33%	67,498	16.21%
Land	29,778	5.64%	25,532	6.13%
Special Purpose	54,745	10.38%	41,731	10.02%
Hotel	29,328	5.56%	28,885	6.93%
Office	60,413	11.44%	47,660	11.44%
Total	$527,855	100.00%	$416,521	100.00%

For the six months ended June 30, 2026, non-owner occupied commercial real estate loans increased $111.3 million, or 27%, from $416.5 million on December 31, 2025, to $527.8 million on June 30, 2026. The increase is primarily driven by the origination of a $37 million loan in the first quarter, of which $15 million was sold to a participating bank in the second quarter, a $19.6 million loan to a single borrower in the first quarter, six originations to six separate commercial real estate non owner occupied borrowers totaling $36.8 million during the second quarter, $17.5 million in construction loans that stabilized and were converted to non-owner occupied commercial real estate, and standard portfolio growth.

Non-owner occupied CRE loans are commercial loans not occupied by their owners and thus rely on income from third parties, including multi-family residential tenants and commercial tenants representing various industries. Underwriting on non-owner occupied CRE loans evaluates cash flow derived from the respective tenants and the industries they occupy. As such, management considers non-owner occupied CRE loans as having a higher risk profile than owner occupied CRE loans. In keeping with its risk appetite and relationship management strategy, the Company avoids speculative commercial office space and prefers loans for projects with the following characteristics: sufficient equity, or loan to value, and have either S&P rated tenants with long term leases, loans structured with personal guarantees of owners whose personal financial strength provides meaningful cash flow support to supplement rental income volatility, residential projects with stable rents in desirable locations, or projects with sufficient diversity and industries proven to provide lower risk over the long term. Management continues to monitor commercial real estate concentrations through established concentration limits and reporting processes. Loan growth reflects disciplined underwriting standards and relationship-based lending opportunities within the Company's marketplace.

In the table above, office space comprised $60.4 million and special purpose comprised $54.7 million in outstanding amounts as of June 30, 2026, respectively. The office segment mainly has suburban medical and suburban professional third-party tenants. The special purpose segment includes self-storage facilities, assisted living facilities, nursing homes, and parking garages.

Construction lending consists of commercial and residential site development loans, as well as commercial building construction and residential housing construction loans. Management prefers lending to well-established developers with a proven track record and strong business and guaranteed with owners’ personal financial conditions. As of June 30, 2026, the commercial real estate construction portfolio had a balance of $57.3 million and consisted of $36.6 million, or 64%, of non-owner-occupied loans and $20.7 million, or 36%, of owner-occupied loans.

For the six months ended June 30, 2026, commercial real estate construction loans increased $0.6 million, or 1%, from $56.7 million on December 31, 2025 to $57.3 million at June 30, 2026. This increase was attributed to $10.8 million in commercial construction commitments originated during the year and $15.4 million increase in commitments booked prior to June 30, 2026. This increase was partially offset by $24.0 million in projects that stabilized and were converted to owner and non-owner commercial real estate loans during the six months ended June 30, 2026 and $1.6 million in principal paydowns on commitments booked prior to December 31, 2025.

Consumer

The consumer loan portfolio consisted of home equity installment, home equity line of credit, non-recourse auto loans, recourse auto loans, direct finance leases and other consumer loans.

For the six months ended June 30, 2026, the total consumer loan portfolio decreased by $19.6 million, or 9%, from $226.3 million at December 31, 2025 to $206.7 million at June 30, 2026, primarily due to a management strategic determination to reduce the indirect auto portfolio based on payoffs with minimal originations, resulting in a $13.2 million reduction coupled with a $3.6 million reduction in the consumer other portfolio and a $0.4 million reduction in the home equity installment portfolio. Offsetting these reductions was growth of $0.9 million in the HELOC portfolio. For the remainder of 2026, the Company expects maturities of approximately $11.5 million in the dealer portfolio with minimal originations.

Residential

For the six months ended June 30, 2026, the residential loan portfolio increased by $5.3 million from $531.2 million at December 31, 2025 to $536.4 million at June 30, 2026 due to general portfolio growth.

The residential loan portfolio consisted primarily of held-for-investment residential loans for primary residences, including $415 million in fixed-rate and $104 million in adjustable-rate mortgages as of June 30, 2026.

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

The following tables set forth the activity in the allowance for credit losses on loans and certain key ratios for the period indicated:

(dollars in thousands)	As of and for the six months ended June 30, 2026		As of and for the twelve months ended December 31, 2025		As of and for the six months ended June 30, 2025

Balance at beginning of period	$20,168		$19,666		$19,666

Charge-offs:
Commercial and industrial	-		(376)		(353)
Commercial real estate	(45)		(56)		-
Consumer	(148)		(423)		(218)
Residential	-		(73)		(18)
Total	(193)		(928)		(589)

Recoveries:
Commercial and industrial	5		156		13
Commercial real estate	2		65		21
Consumer	57		136		92
Residential	-		18		18
Total	64		375		144
Net charge-offs	(129)		(553)		(445)
Provision for credit losses on loans	1,275		1,055		755
Balance at end of period	$21,314		$20,168		$19,976

Allowance for credit losses to total loans	1.02%		1.06%		1.09%
Net charge-offs to average total loans outstanding	0.01%		0.03%		0.05%
Average total loans	$1,993,336		$1,866,637		$1,822,654
Loans 30 - 89 days past due and accruing	$2,784		$3,026		$4,538
Loans 90 days or more past due and accruing	$-		$-		$-
Non-accrual loans	$1,742		$1,892		$3,074
Allowance for credit losses to non-accrual loans	12.23	x	10.66	x	6.50	x
Allowance for credit losses to non-performing loans	12.23	x	10.66	x	6.50	x

For the six months ended June 30, 2026, the allowance increased $1.1 million, or 5%, from $20.2 million at December 31, 2025 to $21.3 million at June 30, 2026. The increase in the allowance was based on the provisioning of $1.3 million as a result of current year loan growth partially offset by net charge-offs of $129 thousand.

Management believes that the current balance in the allowance for credit losses is adequate to meet the identified potential credit quality issues that may arise and other issues unidentified but inherent to the portfolio. Management has not identified evidence of broad-based deterioration within any material lending portfolio and continues to monitor economic conditions and portfolio performance closely. Potential problem loans are those where there is known information that leads management to believe repayment of principal and/or interest is in jeopardy and the loans are currently neither on non-accrual status nor past due 90 days or more.

Key loss driver assumptions used in the allowance estimate included the median Federal Open Market Committee (FOMC) National Gross Domestic Product (GDP) and unemployment rate forecasts, the Federal Housing Finance Agency (FHFA) House Price Index (HPI), prepayment and curtailment rates, and estimated remaining loan lives. Although key loss driver assumptions used in the ACL estimate remained largely stable from the estimate as of December 31, 2025 to the estimate as of June 30, 2026, the ACL on absolute terms increased based on growth in the loan and lease portfolio, changes in the composition of the portfolio, slower prepayment and curtailment rates, and less favorable economic forecasts.

Qualitative factors for the ACL estimate as of June 30, 2026 saw a general decrease compared to December 31, 2025 based on reduction in the qualitative factor for the improvement in the levels of and trends in delinquencies and non-accrual loans, specifically in the residential portfolio.

The allocation of net charge-offs among major categories of loans are as follows for the periods indicated:

(dollars in thousands)	For the six months ended June 30, 2026	% of Total Net Charge-offs	For the six months ended June 30, 2025	% of Total Net Charge-offs
Net charge-offs
Commercial and industrial	$5	(4)%	$(340)	77%
Commercial real estate	(43)	33	21	(5)
Consumer	(91)	71	(126)	28
Residential	-	-	-	-
Total net charge-offs	$(129)	100%	$(445)	100%

For the six months ended June 30, 2026, net charge-offs against the allowance totaled $129 thousand compared with net charge-offs of $445 thousand for the six months ended June 30, 2025, representing a $316 thousand decrease. Net charge-offs were 4 basis points lower as a percentage of the total loan portfolio at 0.01% for the six months ended June 30, 2026 compared to 0.05% for the same 2025 period.

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

	June 30, 2026			December 31, 2025			June 30, 2025
		% of	Category		% of	Category		% of	Category
		Total	% of		Total	% of		Total	% of
(dollars in thousands)	Allowance	Allowance	Loans	Allowance	Allowance	Loans	Allowance	Allowance	Loans
Category
Commercial real estate	$10,041	48%	46%	$8,806	44%	43%	$9,522	48%	44%
Commercial and industrial	3,066	14	18	2,731	14	18	2,093	10	15
Consumer	1,977	9	10	2,173	10	11	2,053	11	12
Residential real estate	6,210	29	26	6,404	32	28	6,268	31	29
Unallocated	20	-	-	54	-	-	40	-	-
Total	$21,314	100%	100%	$20,168	100%	100%	$19,976	100%	100%

As of June 30, 2026, the commercial real estate loan portfolio comprised 48% of the total allowance for credit losses, up 4 percentage points from December 31, 2025. As of June 30, 2026, the commercial real estate loan portfolio was 46% of the total loan and lease portfolio indicative of a higher relative reserve, which is attributed to the longer average duration and inherent risk of the portfolio.

As of June 30, 2026, the commercial and industrial portfolio comprised 14% of the total allowance for credit losses, unchanged from December 31, 2025. As of June 30, 2026, the commercial and industrial portfolio was 18% of the total loan and lease portfolio indicative of a lower relative reserve, which is attributed to the shorter average duration of this portfolio and lower relative risk, specifically from the municipal portfolio.

As of June 30, 2026, the consumer portfolio comprised 9% of the total allowance for credit losses, down 1 percentage point from December 31, 2025. As of June 30, 2026, the consumer portfolio is 10% of the total loan and lease portfolio indicative of a lower relative reserve, which is attributed to the shorter average duration of this portfolio and lower relative risk, specifically from the indirect recourse and direct finance lease portfolios.

As of June 30, 2026, the residential portfolio comprised 29% of the total allowance for credit losses, down 3 percentage points from December 31, 2025. As of June 30, 2026, the residential portfolio is 26% of the total loan and lease portfolio indicative of a higher relative reserve, which is attributed to the longer average duration and inherent risk of the portfolio.

As of June 30, 2026, the unallocated reserve, representing the portion of the allowance not specifically identified with a loan or groups of loans, was less than 1% of the total allowance for credit losses, unchanged from December 31, 2025.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, other real estate owned (ORE) and repossessed assets.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	June 30, 2026	December 31, 2025	June 30, 2025

Loans past due 90 days or more and accruing	$-	$-	$-
Non-accrual loans	1,742	1,892	3,074
Total non-performing loans	1,742	1,892	3,074
Other real estate owned and repossessed assets	28	326	414
Total non-performing assets	$1,770	$2,218	$3,488

Total loans, including loans held-for-sale	$2,088,893	$1,911,724	$1,837,477
Total assets	$2,971,224	$2,748,058	$2,698,575
Non-accrual loans to total loans	0.08%	0.10%	0.17%
Non-performing loans to total loans	0.08%	0.10%	0.17%
Non-performing assets to total assets	0.06%	0.08%	0.13%

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

Non-performing assets represented 0.06% of total assets at June 30, 2026 compared with 0.08% at December 31, 2025. The decrease resulted from a $448 thousand, or 20%, decrease in non-performing assets due to a reduction of $298 thousand in other real estate owned and repossessed assets coupled with a decline of $150 thousand in non-accrual loans.

As of June 30, 2026, there were a total of 26 non-accrual loans to 23 unrelated borrowers with balances that ranged from less than $1 thousand to $0.5 million, or $1.7 million in the aggregate. On December 31, 2025, there were a total of 24 non-accrual loans to 21 unrelated borrowers with balances that ranged from less than $1 thousand to $0.4 million, or $1.9 million in the aggregate.

There were no loans past due 90 days or more and accruing as of June 30, 2026 and December 31, 2025.

The Company seeks payments from all past due customers through an aggressive customer communication process. Unless well-secured and in the process of collection, past due loans will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

The composition of non-performing loans as of June 30, 2026 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial:
Commercial	$252,717	$-	$42	$42	0.02%
Municipal	129,656	-	-	-	-
Commercial real estate:
Non-owner occupied	527,855	-	-	-	-
Owner occupied	377,758	-	870	870	0.23%
Construction	57,317	-	-	-	-
Consumer:
Home equity installment	53,608	-	126	126	0.24%
Home equity line of credit	71,139	-	203	203	0.29%
Auto loans-Recourse	9,308	-	27	27	0.29%
Auto loans-Non Recourse	31,522	-	1	1	-
Direct finance leases *	15,078	-	-	-	-
Other	24,872	-	-	-	-
Residential:
Real estate	519,374	-	473	473	0.09%
Construction	17,053	-	-	-	-
Loans held-for-sale	1,636	-	-	-	-
Total	$2,088,893	$-	$1,742	$1,742	0.08%

*Net of unearned lease revenue of $1.2 million.

Payments received from non-accrual loans are recognized on a cost recovery method. Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. If the non-accrual loans that were outstanding as of June 30, 2026 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $68 thousand.

Foreclosed assets held-for-sale

From December 31, 2025 to June 30, 2026, other real estate owned (ORE) decreased from $324 thousand to zero which was attributed to the sale of one residential property totaling $324 thousand.

The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$324	1	$429	3
Additions	-	-	442	3
Pay downs	-	-	(2)	-
Write downs	-	-	-	-
Transfers	-	-	-	-
Sales	(324)	(1)	(545)	(5)
Balance at end of period	$-	-	$324	1

As of June 30, 2026, the Company had no properties in ORE.

As of June 30, 2026, the Company had one other repossessed asset totaling $28 thousand which was a vehicle. As of December 31, 2025, the Company had one other repossessed asset totaling $2 thousand which was a vehicle.

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

Premises and equipment

Net of depreciation, premises and equipment decreased $3.0 million during the first half of 2026 primarily due to a $9.0 million grant recorded in the first half of 2026 that reduced construction in process. This decrease was coupled with $1.1 million in depreciation expense for the six months ending June 30, 2026. Partially offsetting these decreases, the Company purchased $7.7 million in premises and equipment during the first half of 2026 primarily related to the new corporate center in downtown Scranton.

The Company is in the process of a new historically renovated corporate headquarters construction which will continue to increase construction in process. On December 23, 2020, the Commonwealth of Pennsylvania authorized the first of three Redevelopment Assistance Capital Program (RACP) grant funding in the amount of $2.0 million, a second on December 6, 2021 in the amount of $2.0 million, and the final grant award on November 1, 2024 in the amount of $5.0 million, bringing the total RACP grant award to $9.0 million.  The Company recorded the $9.0 million RACP grants in the second quarter of 2026 which offset the total construction costs of the renovation and rehabilitation of the historic Scranton Electric Building. As of June 30, 2026, the Company incurred $27.6 million in costs for the corporate headquarters building in downtown Scranton which included planning, engineering, and architectural fees as well as interior demolition and construction, furniture, technology and infrastructure. It is currently expected that the remaining building costs are approximately $2.4 million. This estimated range may expand due to unknown supply chain issues, labor pricing, design changes, or upgrades required to meet current needs. The historic nature of this building has qualified the Company for an estimated $4.3 million in state and federal historic tax credits. During the second quarter of 2026, the Company relocated its former downtown Scranton branch, closed both downtown Scranton offices, and began to move employees to the new Corporate Center location. The entire project is expected to be completed in the third quarter of 2026. During 2025, the Company transferred its former downtown Scranton location to other assets held-for-sale and the sale of the former location was finalized in the third quarter of 2026.

The Company is in the process of constructing a new Palmer Township branch to continue to enhance our footprint in the Allentown – Bethlehem – Easton market area.

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

The following table represents the components of deposits as of the date indicated:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$671,596	26.2%	$674,412	27.3%
Savings and clubs	195,400	7.6	188,449	7.6
Money market	776,637	30.4	698,935	28.4
Certificates of deposit	332,099	13.0	352,976	14.3
Total interest-bearing	1,975,732	77.2	1,914,772	77.6
Non-interest bearing	582,920	22.8	552,581	22.4
Total deposits	$2,558,652	100.0%	$2,467,353	100.0%

Total deposits increased $91.3 million, or 4%, to $2.6 billion as of June 30, 2026, compared to $2.5 billion at December 31, 2025. Growth continues to be driven by expansion in primary consumer and business households and relationships, increased balances within existing relationships, and continued execution of relationship-based retention and growth strategies.

Key drivers of deposit growth include:

●	Money Market Accounts: Increased $77.7 million, primarily reflecting growth in business and public account balances.
●	Savings and Club Accounts: Increased $7.0 million, supported by the expansion of personal relationship-based savings products.
●	Non-Interest-Bearing Checking: Increased $30.3 million, led by business checking account growth.

These increases were partially offset by decreases of: $20.9 million in time deposits and $2.8 million in interest-bearing checking accounts, largely attributable to business and Insured Cash Sweep (ICS) accounts outflows offset by public funds growth.

Public deposit balances are expected to continue exhibiting seasonal variability, which may periodically moderate overall deposit growth.

The Company utilizes the Certificate of Deposit Account Registry Service (CDARS) reciprocal program and ICS reciprocal program to obtain FDIC insurance protection for clients who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000. The Company had $1.5 million and $48.9 million in CDARS as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, ICS reciprocal deposits represented $129.5 million and $153.1 million, or 5% and 6%, respectively, of total deposits which are included in interest-bearing checking accounts in the table above.

As of June 30, 2026, total uninsured deposits were estimated to be $1.1 billion, or 43% of total deposits. The estimate of uninsured deposits is based on the same methodologies and assumptions used for regulatory reporting requirements. The Company aggregates deposit products by taxpayer identification number and classifies into ownership categories to estimate amounts over the FDIC insurance limit. As of June 30, 2026, the ratio of uninsured and non-collateralized deposits to total deposits was $706.4 million, or 28%. Collateralized deposits totaled $383.5 million, or 15%, of total deposits as of June 30, 2026.

The maturity distribution of certificates of deposit that meet or exceed the FDIC limit, by account, at June 30, 2026 is as follows:

(dollars in thousands)
Three months or less	$77,929
More than three months to six months	48,825
More than six months to twelve months	20,077
More than twelve months	1,856
Total	$148,687

Approximately 72% of the CDs, with a weighted-average interest rate of 3.47%, are scheduled to mature in 2026 and an additional 25%, with a weighted-average interest rate of 2.97%, are scheduled to mature in 2027. Renewing CDs are currently expected to reprice to lower market rates depending on the rate on the maturing CD, the pace and direction of interest rate movements, the shape of the yield curve, competition, the rate profile of the maturing accounts and depositor preference for alternative, non-term products. The Company continues to address maturing CDs on a relationship pricing basis, with both CD retention and promotional programs and a rate match when prudent to maintain relationships. For the six months ended June 30, 2026, 86% of maturing CDs were retained in deposit products within the bank. The Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Short-term borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

Short-term borrowings may include overnight balances with FHLB's line of credit and/or correspondent banks federal funds lines which the Company may require to fund daily liquidity needs such as deposit outflow, loan demand and operations. As of June 30, 2026, the Company utilized $119.8 million in short-term borrowings to fund loan growth. As of June 30, 2026, the Company had the ability to borrow $131.3 million from the Federal Reserve borrower-in-custody program, full availability of $30.2 million in overnight borrowings with the FHLB open-repo line of credit and $25.0 million from lines of credit with correspondent banks.

Secured borrowings

As of June 30, 2026, the Company had 4 secured borrowing agreements with third parties with a carrying value of $4.7 million compared to 5 secured borrowing agreements with third parties with a carrying value of $6.0 million at December 31, 2025, related to certain sold loan participations that did not qualify for sales treatment. Secured borrowings are expected to decrease through the remainder of 2026 from scheduled amortization and, when possible, early pay-offs.

FHLB advances

The Company had no FHLB advances as of June 30, 2026 and December 31, 2025. As of June 30, 2026, the Company had the ability to borrow up to $785.8 million from the FHLB, net of any overnight borrowings utilized. The Company does not expect to have any FHLB advances during 2026.

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee. As of  June 30, 2026, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the six months ended June 30, 2026, the Company grew cash and cash equivalents by $59.6 million. During the same period, the Company’s operations provided $28.1 million mostly from $38.3 million of net cash inflow from the components of net interest income and a $7.4 million tax refund partially offset by net non-interest expense/income related payments of $15.8 million. Cash inflow from interest-earning assets, deposit growth and loan payments were used to fund the loan portfolio, invest in bank premises and equipment and make net dividend payments. The Company received a large amount of public deposits over the past few years. The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities. Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs. As of June 30, 2026, the Company had $96.3 million in unpledged securities.

During 2021 and 2022, the Company also experienced deposit inflow resulting from businesses and municipalities that received relief from the CARES Act, American Rescue Plan Act ("ARPA") and other government stimulus. As of June 30, 2026, the Company has approximately $16.1 million in remaining ARPA balances, a decrease of $0.3 million, or 2%, from $16.4 million at the end of 2025. The Company expects that the funds will be depleted by year end, as the expenditure deadline is December 31, 2026.

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

Lending commitments include commitments to originate loans and commitments to fund unused lines of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Unfunded commitments of existing loan facilities totaled $668.4 million, standby letters of credit totaled $37.9 million and the level of uninsured and non-collateralized deposits was $706.4 million at June 30, 2026. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As of June 30, 2026, the Company maintained $207.7 million in cash and cash equivalents and $282.5 million of investments AFS and loans HFS. Also, as of June 30, 2026, the Company had approximately $785.8 million available borrowing capacity from the FHLB, $25.0 million from correspondent banks, $131.3 million from the FRB, and $428.9 million from the IntraFi Network One-Way Buy program. The combined total of $1.9 billion represented 63% of total assets at June 30, 2026. Management believes this level of liquidity to be strong and adequate to support current operations.

Management believes available liquidity sources are sufficient to meet anticipated funding obligations, support projected growth, and address potential customary stress scenarios.

Capital

As of June 30, 2026, total shareholders' equity increased $14.0 million, or 6%, due principally to $10.3 million higher retained earnings from net income of $15.3 million plus a $2.9 million, after tax, improvement in accumulated other comprehensive income. Capital was further enhanced by $0.9 million from the issuance of common stock under the Company’s stock plans and restricted stock activity. Partially offsetting these increases, were $5.0 million of cash dividends paid on the Company’s common stock. The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 32.93% as of June 30, 2026. The balance of earnings is retained to further strengthen the Company’s capital position.

As of June 30, 2026, the Company reported a net unrealized loss position of $37.8 million, net of tax, from the securities portfolio compared to a net unrealized loss of $40.7 million as of December 31, 2025. The $2.9 million improvement during the first half of 2026 was from the amortization of unrealized losses on held-to-maturity securities coupled with the $2.0 million increase in net unrealized gains on AFS securities. Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and market conditions, and not in the creditworthiness of the issuers.

Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline. During the period of declining rates, the Company expects pricing in the bond portfolio to improve. There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.

The tangible common equity (TCE) ratio (non-GAAP) was 7.89% and 7.38% for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026 and 2025, the held-to-maturity securities portfolio had $19.1 million and $24.6 million in unrealized losses, net of deferred taxes. If the TCE ratio was adjusted to include the unrealized losses on held-to-maturity securities, the adjusted TCE ratio (non-GAAP) would have been 7.24% and 6.46% (1) at June 30, 2026 and 2025, respectively.

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

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%. As of  June 30, 2026 and December 31, 2025, the Bank exceeded all capital adequacy requirements to which it was subject.

(1) See non-GAAP financial measures reconciliation on page 34.

The following table depicts the actual and required capital and related capital ratios of the Company, on a consolidated basis, and the Bank as of  June 30, 2026 and December 31, 2025. No amounts were deducted from capital for interest-rate risk in either 2026 or 2025.

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of June 30, 2026

Total capital (to risk-weighted assets)
Consolidated	$293,590	14.3%	≥	$164,357	8.0%	≥	$215,719	10.5%		N/A	N/A
Bank	$293,326	14.3%	≥	$164,358	8.0%	≥	$215,721	10.5%	≥	$205,448	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$270,546	13.2%	≥	$92,451	4.5%	≥	$143,812	7.0%		N/A	N/A
Bank	$270,282	13.2%	≥	$92,452	4.5%	≥	$143,814	7.0%	≥	$133,541	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$270,546	13.2%	≥	$123,268	6.0%	≥	$174,629	8.5%		N/A	N/A
Bank	$270,282	13.2%	≥	$123,269	6.0%	≥	$174,631	8.5%	≥	$164,358	8.0%

Tier I capital (to average assets)
Consolidated	$270,546	9.5%	≥	$113,790	4.0%	≥	$113,790	4.0%		N/A	N/A
Bank	$270,282	9.5%	≥	$113,790	4.0%	≥	$113,790	4.0%	≥	$142,238	5.0%

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of December 31, 2025

Total capital (to risk-weighted assets)
Consolidated	$280,783	14.8%	≥	$151,947	8.0%	≥	$199,430	10.5%		N/A	N/A
Bank	$280,685	14.8%	≥	$151,932	8.0%	≥	$199,411	10.5%	≥	$189,916	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$259,315	13.7%	≥	$85,470	4.5%	≥	$132,954	7.0%		N/A	N/A
Bank	$259,218	13.7%	≥	$85,462	4.5%	≥	$132,941	7.0%	≥	$123,445	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$259,315	13.7%	≥	$113,960	6.0%	≥	$161,444	8.5%		N/A	N/A
Bank	$259,218	13.7%	≥	$113,949	6.0%	≥	$161,428	8.5%	≥	$151,932	8.0%

Tier I capital (to average assets)
Consolidated	$259,315	9.3%	≥	$111,023	4.0%	≥	$111,023	4.0%		N/A	N/A
Bank	$259,218	9.3%	≥	$111,023	4.0%	≥	$111,023	4.0%	≥	$138,779	5.0%

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO in gauging the effects of interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At June 30, 2026, the Company maintained a one-year cumulative gap of positive (asset sensitive) $44.5 million, or 1.5%, of total assets. The effect of this positive gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of falling interest rates. Conversely, in an increasing interest rate environment, net interest income could be positively impacted because more assets than liabilities will re-price upward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at June 30, 2026:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$160,277	$-	$-	$47,383	$207,660
Investment securities (1)(2)	12,621	23,676	86,549	395,650	518,496
Loans and leases (2)	760,583	249,436	442,975	614,585	2,067,579
Fixed and other assets	-	-	-	177,489	177,489
Total assets	$933,481	$273,112	$529,524	$1,235,107	$2,971,224
Total cumulative assets	$933,481	$1,206,593	$1,736,117	$2,971,224

Non-interest-bearing transaction deposits (3)	$10,253	$30,759	$82,026	$459,882	$582,920
Interest-bearing transaction deposits (3)	618,555	62,043	164,424	798,611	1,643,633
Certificates of deposit	127,563	193,057	8,688	2,791	332,099
Secured borrowings	35	-	-	4,732	4,767
Short-term borrowings	119,802	-	-	-	119,802
Other liabilities	-	-	-	35,098	35,098
Total liabilities	$876,208	$285,859	$255,138	$1,301,114	$2,718,319
Total cumulative liabilities	$876,208	$1,162,067	$1,417,205	$2,718,319

Interest sensitivity gap	$57,273	$(12,747)	$274,386	$(66,007)
Cumulative gap	$57,273	$44,526	$318,912	$252,905

Off-balance sheet:
Swap - portfolio hedge	$-	$-	$-	$-
Cumulative gap	$57,273	$44,526	$318,912	$252,905

Cumulative gap to total assets	1.9%	1.5%	10.7%	8.5%
(1)	Includes restricted investments in bank stock and the net unrealized gains/losses on available-for-sale securities.
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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at June 30, 2026 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the June 30, 2026 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	2.9%	(3.2)%
Net income	6.1	(7.4)
Economic value at risk:
Economic value of equity	2.6	(8.1)
Economic value of equity as a percent of total assets	0.7	(1.3)

In the scenarios in the above table, the Board-approved policy has the following guidelines: net interest income within +/- 10%, net income within +/- 25%, economic value of equity within +/- 25%, economic value of equity as a percent of total assets within +/-5%.

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At June 30, 2026, the Company’s risk-based capital ratio was 14.29%.

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

The table below summarizes estimated changes in net interest income over a twelve-month period beginning July 1, 2026, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+300 basis points	$93,460	$2,987	3.3%
+200 basis points	93,067	2,594	2.9%
+100 basis points	92,520	2,047	2.3%
Flat rate	90,473	-	-%
-100 basis points	88,089	(2,384)	(2.6)%
-200 basis points	87,533	(2,940)	(3.2)%
-300 basis points	88,128	(2,345)	(2.6)%

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

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, is formatted in Inline XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025; Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025; Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025; Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2026 and 2025; Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025  and the Notes to the Consolidated Financial Statements. **

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Fidelity D & D Bancorp, Inc.

Date: August 7, 2026	/s/ Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: August 7, 2026	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer