Form 10-Q
period 2026-09-30
FIDELITY D & D BANCORP INC
filed 2026-11-06
CIK 1098151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to______________________

Commission file number: 001-38229

FIDELITY D & D BANCORP, INC.

STATE OF INCORPORATION:	IRS EMPLOYER IDENTIFICATION NO:
Pennsylvania	23-3017653

Address of principal executive offices:

507 Linden Street

Scranton, Pennsylvania 18503

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

The number of outstanding shares of Common Stock of Fidelity D & D Bancorp, Inc. on October 31, 2026, the latest practicable date, was 5,808,508 shares.

FIDELITY D & D BANCORP, INC.

Critical accounting estimates

Form 10-Q September 30, 2026

PART I – Financial Information

Item 1: Financial Statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)
(dollars in thousands)	September 30, 2026	December 31, 2025
Assets:
Cash and due from banks	$25,288	$25,465
Interest-bearing deposits with financial institutions	148,318	122,595
Total cash and cash equivalents	173,606	148,060
Available-for-sale securities (amortized cost of $335,250 in 2026; $333,012 in 2025)	284,726	296,607
Held-to-maturity securities (fair value of $188,723 in 2026; $203,137 in 2025)	228,544	227,339
Restricted investments in bank stock	7,729	4,373
Loans and leases, net (allowance for credit losses of $22,391 in 2026; $20,168 in 2025)	2,152,661	1,890,983
Loans held-for-sale (fair value $366 in 2026; $588 in 2025)	360	573
Foreclosed assets held-for-sale	-	326
Bank premises and equipment, net	48,122	48,950
Leased property under finance leases, net	601	757
Right-of-use assets	8,814	9,061
Cash surrender value of bank owned life insurance	60,593	59,396
Accrued interest receivable	10,592	9,673
Goodwill	19,628	19,628
Core deposit intangible, net	448	614
Other assets	31,995	31,718
Total assets	$3,028,419	$2,748,058
Liabilities:
Deposits:
Interest-bearing	$2,017,002	$1,914,772
Non-interest-bearing	593,270	552,581
Total deposits	2,610,272	2,467,353
Allowance for credit losses on off-balance sheet credit exposures	1,679	1,299
Finance lease obligation	635	793
Operating lease liabilities	9,860	10,059
Short-term borrowings	132,708	20
Secured borrowings	4,709	5,995
Accrued interest payable and other liabilities	21,572	23,679
Total liabilities	2,781,435	2,509,198

Shareholders' equity:
Preferred stock authorized 5,000,000 shares with no par value; none issued	-	-
Capital stock, no par value (10,000,000 shares authorized; shares issued and outstanding: 5,808,508 at September 30, 2026 and 5,771,110 at December 31, 2025)	121,920	120,749
Retained earnings	175,464	158,807
Accumulated other comprehensive loss	(50,400)	(40,696)
Treasury stock, at cost (10 shares at September 30, 2026 and 180 shares at December 31, 2025)	-	-
Total shareholders' equity	246,984	238,860
Total liabilities and shareholders' equity	$3,028,419	$2,748,058

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)	Three months ended		Nine months ended
(dollars in thousands except per share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest income:
Loans and leases:
Taxable	$28,832	$25,277	$81,048	$72,579
Nontaxable	1,439	1,382	4,316	4,004
Interest-bearing deposits with financial institutions	342	1,063	2,488	3,347
Restricted investments in bank stock	101	98	283	242
Investment securities:
U.S. government agency and corporations	1,200	1,508	3,544	4,488
States and political subdivisions (nontaxable)	798	946	2,422	2,836
States and political subdivisions (taxable)	395	408	1,183	1,259
Total interest income	33,107	30,682	95,284	88,755
Interest expense:
Deposits	11,219	12,158	33,087	35,083
Secured borrowings	60	95	193	281
Short-term borrowings	16	-	29	-
Total interest expense	11,295	12,253	33,309	35,364
Net interest income	21,812	18,429	61,975	53,391
Provision for credit losses on loans	1,109	200	2,384	955
Provision (benefit) for credit losses on unfunded loan commitments	(50)	110	380	45
Net interest income after provision for credit losses	20,753	18,119	59,211	52,391
Other income:
Service charges on deposit accounts	1,080	1,081	3,179	3,099
Interchange fees	1,376	1,305	4,065	3,945
Service charges on loans	533	265	1,442	1,028
Fees from trust fiduciary activities	1,271	1,052	3,648	3,066
Fees from financial services	420	284	1,275	823
Fees and other revenue	442	508	1,659	1,549
Earnings on bank-owned life insurance	403	399	1,196	1,179
Gain (loss) on write-down, sale or disposal of:
Loans	295	209	627	1,270
Available-for-sale debt securities	-	3	(577)	(819)
Premises and equipment	304	(1)	282	297
Total other income	6,124	5,105	16,796	15,437
Other expenses:
Salaries and employee benefits	8,414	7,765	24,998	23,161
Premises and equipment	2,772	2,395	7,827	7,238
Data processing and communication	685	740	2,265	2,200
Advertising and marketing	594	413	2,276	2,058
Professional services	1,095	1,019	3,342	2,947
Automated transaction processing	523	472	1,495	1,410
Office supplies and postage	154	160	546	564
PA shares tax benefit	510	420	687	662
Loan collection, net	(10)	86	32	187
Other real estate owned, net	-	10	(71)	(47)
FDIC assessment	327	313	974	920
Other	1,044	839	2,920	2,596
Total other expenses	16,108	14,632	47,291	43,896
Income before income taxes	10,769	8,592	28,716	23,932
Provision for income taxes	1,851	1,246	4,489	3,674
Net income	$8,918	$7,346	$24,227	$20,258
Per share data:
Net income - basic	$1.54	$1.27	$4.18	$3.51
Net income - diluted	$1.53	$1.27	$4.16	$3.50
Dividends	$0.43	$0.40	$1.29	$1.20

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income
(Unaudited)	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2026	2025	2026	2025

Net income	$8,918	$7,346	$24,227	$20,258

Other comprehensive income (loss), before tax:
Unrealized holding (loss) gain on available-for-sale debt securities	(16,608)	7,139	(14,696)	11,295
Reclassification adjustment for net losses (gains) realized in income	-	(3)	577	819
Amortization of unrealized loss on held-to-maturity securities	615	605	1,836	1,798
Net unrealized (loss) gain	(15,993)	7,741	(12,283)	13,912
Tax effect	3,359	(1,625)	2,579	(2,921)
Unrealized (loss) gain, net of tax	(12,634)	6,116	(9,704)	10,991
Other comprehensive (loss) income, net of tax	(12,634)	6,116	(9,704)	10,991
Total comprehensive (loss) income, net of tax	$(3,716)	$13,462	$14,523	$31,249

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

For the nine months ended September 30, 2026 and 2025
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive	Treasury
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Stock	Total
Balance, December 31, 2024	5,736,252	$119,430	$140,113	$(55,574)	$-	$203,969
Net income	-	-	20,258	-	-	20,258
Other comprehensive income	-	-	-	10,991	-	10,991
Issuance of common stock through Employee Stock Purchase Plan	5,406	248	-	-	-	248
Forfeited restricted dividend reinvestment shares	(261)	-	-	-	-	-
Issuance of common stock from vested restricted share grants through stock compensation plans	27,859	-	-	-	-	-
Stock-based compensation expense	-	864	-	-	-	864
Repurchase of shares to cover withholdings	(1,968)	-	-	-	(87)	(87)
Cash dividends declared	-	-	(6,996)	-	-	(6,996)
Balance, September 30, 2025	5,767,288	$120,542	$153,375	$(44,583)	$(87)	$229,247

Balance, December 31, 2025	5,771,110	$120,749	$158,807	$(40,696)	$-	$238,860
Net income	-	-	24,227	-	-	24,227
Other comprehensive loss	-	-	-	(9,704)	-	(9,704)
Issuance of common stock through Employee Stock Purchase Plan	5,669	236	-	-	-	236
Re-issuance of common stock through Dividend Reinvestment Plan	1,771	14	-	-	72	86
Issuance of common stock through exercise of SSARs	3,212	-	-	-	-	-
Forfeited restricted dividend reinvestment shares	(22)	-	-	-	-	-
Issuance of common stock from vested restricted share grants through stock compensation plans	28,347	-	-	-	-	-
Stock-based compensation expense	-	992	-	-	-	992
Repurchase of shares to cover withholdings	(1,579)	(71)	-	-	(72)	(143)
Cash dividends declared	-	-	(7,570)	-	-	(7,570)
Balance, September 30, 2026	5,808,508	$121,920	$175,464	$(50,400)	$-	$246,984

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

For the three months ended September 30, 2026 and 2025
(Unaudited)				Accumulated
				other
	Capital stock		Retained	comprehensive	Treasury
(dollars in thousands)	Shares	Amount	earnings	income (loss)	Stock	Total
Balance, June 30, 2025	5,767,490	$120,333	$148,365	$(50,699)	$(87)	$217,912
Net income	-	-	7,346	-	-	7,346
Other comprehensive income	-	-	-	6,116	-	6,116
Forfeited restricted dividend reinvestment shares	(202)	-	-	-	-	-
Stock-based compensation expense	-	209	-	-	-	209
Cash dividends declared	-	-	(2,336)	-	-	(2,336)
Balance, September 30, 2025	5,767,288	$120,542	$153,375	$(44,583)	$(87)	$229,247

Balance, June 30, 2026	5,808,518	$121,596	$169,075	$(37,766)	$-	$252,905
Net income	-	-	8,918	-	-	8,918
Other comprehensive loss	-	-	-	(12,634)	-	(12,634)
Forfeited restricted dividend reinvestment shares	(10)	-	-	-	-	-
Stock-based compensation expense	-	324	-	-	-	324
Cash dividends declared	-	-	(2,529)	-	-	(2,529)
Balance, September 30, 2026	5,808,508	$121,920	$175,464	$(50,400)	$-	$246,984

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)	Nine months ended September 30,
(dollars in thousands)	2026	2025

Cash flows from operating activities:
Net income	$24,227	$20,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	4,400	4,197
Provision for credit losses on loans	2,384	955
Provision for credit losses on unfunded loan commitments	380	45
Deferred income tax benefit	(1,470)	(1,375)
Stock-based compensation expense	992	864
Excess tax benefit from exercise of SSARs	37	-
Proceeds from sale of loans held-for-sale	39,009	49,503
Originations of loans held-for-sale	(35,733)	(41,307)
Earnings from bank-owned life insurance	(1,196)	(1,179)
Gain from bank-owned life insurance claim	-	(166)
Net gain from sales of loans	(627)	(1,270)
Net loss from sales of investment securities	577	819
Net gain from sale and write-down of foreclosed assets held-for-sale	(78)	(76)
Net gain from write-down and disposal of bank premises and equipment	(282)	(297)
Operating lease payments	48	52
Change in:
Accrued interest receivable	(919)	(543)
Other assets	11,217	1,542
Accrued interest payable and other liabilities	(1,244)	662
Net cash provided by operating activities	41,722	32,684

Cash flows from investing activities:
Available-for-sale securities:
Proceeds from sales	5,224	39,169
Proceeds from maturities, calls and principal pay-downs	23,102	19,612
Purchases	(33,841)	(20,192)
Increase in restricted investments in bank stock	(3,356)	(340)
Net increase in loans and leases	(268,083)	(123,902)
Principal portion of lease payments received under direct finance leases	1,877	2,577
Purchases of bank premises and equipment	(10,756)	(12,092)
Proceeds from death benefits received on bank-owned life insurance	-	419
Proceeds from sale of bank premises and equipment	2,444	623
Proceeds from sale of foreclosed assets held-for-sale	441	533
Net cash used in investing activities	(282,948)	(93,593)

Cash flows from financing activities:
Net increase in deposits	142,919	126,901
Net increase (decrease) in borrowings	131,402	(184)
Repayment of finance lease obligation	(158)	(165)
Proceeds from employee stock purchase plan participants	236	248
Repurchase of shares to cover withholdings	(143)	(87)
Dividends paid, net of dividends reinvested	(7,484)	(6,996)
Net cash provided by financing activities	266,772	119,717
Net increase in cash and cash equivalents	25,546	58,808
Cash and cash equivalents, beginning	148,060	83,353

Cash and cash equivalents, ending	$173,606	$142,161

See notes to unaudited consolidated financial statements

Fidelity D & D Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited)	Nine months ended September 30,
(dollars in thousands)	2026	2025
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$35,200	$34,464
Income tax
Federal taxes	3,525	4,515
State taxes	50	55
Supplemental Disclosures of Non-cash Investing Activities:
Net change in unrealized losses on available-for-sale securities	(14,696)	11,295
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity	1,836	1,798
Transfers from loans to foreclosed assets held-for-sale	38	448
Transfers from loans to loans held-for-sale, net	2,834	4,884
Net change in right-of-use asset	-	601
Net change in lease liability	-	601
Grant receivable	9,000	-

See notes to unaudited consolidated financial statements

FIDELITY D & D BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of operations and critical accounting policies

Nature of operations

Fidelity D & D Bancorp, Inc. (the Company) is a bank holding company and the parent of Fidelity Bank (the Bank). The Bank is a commercial bank and trust company chartered under the laws of the Commonwealth of Pennsylvania and a wholly-owned subsidiary of the Company. Having commenced operations in 1903, the Bank is committed to providing superior customer service, while offering a full range of banking products and financial and trust services to both our consumer and commercial customers from our Corporate Center located in Scranton and other branches located throughout Lackawanna, Northampton and Luzerne Counties and Wealth Management offices in Schuylkill and Lebanon Counties.

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

In the opinion of management, the consolidated balance sheets as of  September 30, 2026 and  December 31, 2025 and the related consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in shareholders’ equity for the three and nine months ended September 30, 2026 and 2025 and consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 present fairly the financial condition and results of operations of the Company. All material adjustments required for a fair presentation have been made. These adjustments are of a normal recurring nature.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after  September 30, 2026 through the date these consolidated financial statements were issued.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for credit losses. Management believes that the allowance for credit losses at  September 30, 2026 is adequate and reasonable to cover expected losses. Given the subjective nature of identifying and estimating loan losses, it is reasonably possible that well-informed individuals could make different assumptions and could, therefore, calculate a materially different allowance amount. While management uses available information to recognize losses on loans, changes in current economic conditions and reasonable and supportable forecasts may necessitate revisions in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination.

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

An unallocated component is maintained for uncertainties affecting management's estimate of expected credit losses that are not otherwise captured within the quantitative or qualitative components of the ACL methodology. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies.

Subsequent Events

Management evaluated subsequent events through the issuance date and determined no events required recognition or additional disclosure.

2. Recent accounting pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact of adoption and does not currently expect the guidance to have a material effect on its consolidated financial position, results of operations or cash flows. The guidance is expected to result in additional disclosures upon adoption.

In December 2025, the FASB issued ASU 2025‑10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative U.S. GAAP for the recognition, measurement, and presentation of government grants received by business entities. The new guidance defines what constitutes a government grant, prescribes a recognition threshold that requires it to be probable the entity will both comply with the grant’s conditions and receive the grant, and outlines presentation principles for grants related to assets and income. The amendments exclude certain transactions from scope, including income‑tax‑related items, below‑market loans, government guarantees, intangible assets, and contributions from nongovernmental sources. The guidance is effective for public business entities for annual periods beginning after December 15, 2028, and one year later for all other entities, with early adoption permitted. The Company early adopted this update in 2026 using the cost accumulation method. Consistent with the Company's adoption of ASU 2025-10, the Company applied the cost accumulation method to account for the $9.0 million of Redevelopment Assistance Capital Program (RACP) grants, reducing the carrying amount of the related premises and equipment costs when the applicable recognition criteria were satisfied.

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

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which provides accounting guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The amendments apply to entities that buy, receive, generate, transfer, or use environmental credits, or that have enforceable regulatory compliance obligations that may be settled with environmental credits, including obligations arising from programs such as cap-and-trade, renewable portfolio standards, and renewable fuel standards. The guidance excludes income tax credits that may be used to settle income tax liabilities, obligations within the scope of ASC 410-30, and voluntary emissions-reduction programs that do not arise from enforceable regulatory compliance obligations. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual periods. Early adoption is permitted in an interim or annual reporting period for which financial statements have not yet been issued or made available for issuance. The amendments are required to be applied retrospectively through a cumulative-effect adjustment to the opening balance of retained earnings, or other appropriate component of equity, as of the beginning of the annual reporting period of adoption. The Company is currently evaluating the effect of adopting ASU 2026-02 and does not currently expect a material effect on its financial position, results of operations, or cash flows.

3. Accumulated other comprehensive income/loss

The following tables illustrate the changes in accumulated other comprehensive income/loss by component and the details about the components of accumulated other comprehensive income/loss as of and for the periods indicated:

As of and for the three months ended September 30, 2026
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(26,796)	$(10,970)	$(37,766)

Other comprehensive loss before reclassifications, net of tax	(13,120)	-	(13,120)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	486	486
Net current-period other comprehensive (loss) income	(13,120)	486	(12,634)
Ending balance	$(39,916)	$(10,484)	$(50,400)

As of and for the nine months ended September 30, 2026
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(28,761)	$(11,935)	$(40,696)

Other comprehensive loss before reclassifications, net of tax	(11,610)	-	(11,610)
Amounts reclassified from accumulated other comprehensive income, net of tax	455	1,451	1,906
Net current-period other comprehensive (loss) income	(11,155)	1,451	(9,704)
Ending balance	$(39,916)	$(10,484)	$(50,400)

As of and for the three months ended September 30, 2025
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	debt securities	held-to-maturity	Total
Beginning balance	$(37,799)	$(12,900)	$(50,699)

Other comprehensive income before reclassifications, net of tax	5,640	-	5,640
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(2)	478	476
Net current-period other comprehensive income	5,638	478	6,116
Ending balance	$(32,161)	$(12,422)	$(44,583)

As of and for the nine months ended September 30, 2025
	Unrealized gains
	(losses) on	Securities
	available-for-sale	transferred to
(dollars in thousands)	securities	held-to-maturity	Total
Beginning balance	$(41,731)	$(13,843)	$(55,574)

Other comprehensive income before reclassifications, net of tax	8,923	-	8,923
Amounts reclassified from accumulated other comprehensive income, net of tax	647	1,421	2,068
Net current-period other comprehensive income	9,570	1,421	10,991
Ending balance	$(32,161)	$(12,422)	$(44,583)

Details about accumulated other	Amount reclassified from accumulated				Affected line item in the statement
comprehensive income components	other comprehensive income				where net income is presented
	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands)	2026	2025	2026	2025

Realized gains (losses) on AFS debt securities	$-	$3	$(577)	$(819)	Loss on sale of available-for-sale debt securities
Amortization of unrealized loss on held-to-maturity securities	(615)	(605)	(1,836)	(1,798)	Interest income on investment securities
Total reclassifications for the period	(615)	(602)	(2,413)	(2,617)	Income before income taxes
Income tax effect	129	126	507	549	Provision for income taxes
Total reclassifications for the period	$(486)	$(476)	$(1,906)	$(2,068)	Net income

4. Investment securities

Agency – Government-sponsored enterprise (GSE) and Residential mortgage-backed securities (RMBS) - GSE

Agency – GSE and RMBS – GSE securities consist of short- to long-term notes issued by Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Federal Home Loan Bank of Pittsburgh (FHLB) and Government National Mortgage Association (GNMA). These securities have interest rates that are fixed, have varying short to long-term maturity dates and have contractual cash flows guaranteed by the U.S. government or agencies of the U.S. government.

Commercial mortgage-backed securities (CMBS) - GSE

CMBS – GSE consist of securities collateralized by pools of commercial real estate mortgages, including loans secured by office, retail, industrial, multifamily, hospitality, and other commercial properties. These securities may have fixed or variable interest rates and varying maturity dates. Principal and interest payments are derived from the cash flows generated by the underlying commercial mortgage loans and are subject to the credit performance of the underlying borrowers and the structural credit enhancements of the securitization. The securities are guaranteed by the U.S. government or its agencies.

Obligations of states and political subdivisions (municipal)

The municipal securities are general obligation and revenue bonds rated as investment grade by various credit rating agencies and have fixed rates of interest with mid- to long-term maturities. Fair values of these securities are highly driven by interest rates. Management performs ongoing credit quality reviews on these issues.

The Company did not record any allowance for credit losses on its available-for-sale or held-to-maturity securities. The Company excludes accrued interest receivable from the amortized cost basis of investment securities disclosed throughout this footnote. As of September 30, 2026 and December 31, 2025, accrued interest receivable for investment securities totaled $2.8 million and $3.2 million, respectively, and is included in the accrued interest receivable line in the consolidated balance sheets. The amortized cost and fair value of investment securities at  September 30, 2026 and  December 31, 2025 are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
September 30, 2026
Held-to-maturity securities:
Agency - GSE	$84,486	$-	$(6,964)	$77,522
Obligations of states and political subdivisions	144,058	-	(32,857)	111,201

Total held-to-maturity securities	$228,544	$-	$(39,821)	$188,723

Available-for-sale debt securities:
Agency - GSE	$19,689	$-	$(1,914)	$17,775
Obligations of states and political subdivisions	107,402	-	(19,979)	87,423
Commercial MBS - GSE	23,682	-	(262)	23,420
Residential MBS - GSE	182,477	-	(28,369)	154,108
Corporate debt	2,000	-	-	2,000

Total available-for-sale debt securities	$335,250	$-	$(50,524)	$284,726

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
December 31, 2025
Held-to-maturity securities:
Agency - GSE	$83,620	$-	$(4,148)	$79,472
Obligations of states and political subdivisions	143,719	-	(20,054)	123,665

Total held-to-maturity securities	$227,339	$-	$(24,202)	$203,137

Available-for-sale debt securities:
Agency - GSE	$26,356	$-	$(1,734)	$24,622
Obligations of states and political subdivisions	114,782	43	(12,005)	102,820
Residential MBS - GSE	191,874	12	(22,721)	169,165

Total available-for-sale debt securities	$333,012	$55	$(36,460)	$296,607

The amortized cost and fair value of debt securities at  September 30, 2026 by contractual maturity are summarized below:

	Amortized	Fair
(dollars in thousands)	cost	value
Held-to-maturity securities:
Due in one year or less	$4,953	$4,884
Due after one year through five years	60,087	55,873
Due after five years through ten years	68,018	57,735
Due after ten years	95,486	70,231
Total held-to-maturity securities	$228,544	$188,723

Available-for-sale securities:
Debt securities:
Due in one year or less	$3,191	$3,116
Due after one year through five years	32,836	29,559
Due after five years through ten years	4,255	3,940
Due after ten years	88,809	70,583

Commercial and residential MBS - GSE	206,159	177,528
Total available-for-sale debt securities	$335,250	$284,726

Actual maturities will differ from contractual maturities because issuers and borrowers may have the right to call or repay obligations with or without call or prepayment penalty. Agency – GSE, municipal securities, and corporate debt are included based on their original stated maturity. Commercial and residential MBS – GSE, which are based on weighted-average lives and subject to monthly principal pay-downs, are listed in total. Most of the securities have fixed rates or have predetermined scheduled rate changes and many have call features that allow the issuer to call the security at par before its stated maturity without penalty.

Some of the Company’s debt securities are pledged to secure trust funds, public deposits, short-term borrowings, FHLB advances, Federal Reserve Bank of Philadelphia Discount Window borrowings and certain other deposits as required by law. Securities pledged at  September 30, 2026 had a carrying amount of $425.8 million and were pledged to secure public deposits, trust client deposits, borrowings and derivative instruments.

The following table presents the fair value and gross unrealized losses of debt securities aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of  September 30, 2026 and  December 31, 2025:

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

September 30, 2026
Agency - GSE	$-	$-	$95,297	$(8,878)	$95,297	$(8,878)
Obligations of states and political subdivisions	4,314	(476)	194,310	(52,360)	198,624	(52,836)
Commercial MBS - GSE	23,420	(262)	-	-	23,420	(262)
Residential MBS - GSE	14,759	(944)	139,349	(27,425)	154,108	(28,369)
Total	$42,493	$(1,682)	$428,956	$(88,663)	$471,449	$(90,345)
Number of securities	26		378		404

December 31, 2025
Agency - GSE	$-	$-	$104,094	$(5,882)	$104,094	$(5,882)
Obligations of states and political subdivisions	-	-	223,894	(31,627)	223,894	(31,627)
Residential MBS - GSE	7,641	(74)	159,047	(22,214)	166,688	(22,288)
Total	$7,641	$(74)	$487,035	$(59,723)	$494,676	$(59,797)
Number of securities	5		388		393

There was a $0.8 million increase to the carrying value of AFS securities resulting from the interest rate swap that increased the unrealized loss position at December 31, 2025, that was not included in the table above. The interest rate swap matured in the third quarter of 2026; therefore, there was no effect as of September 30, 2026.

The Company had 404 debt securities in an unrealized loss position at  September 30, 2026, including 42 agency-GSE securities, 10 CMBS – GSE securities, 147 RMBS – GSE securities and 205 municipal securities. The severity of these unrealized losses based on their underlying cost basis was as follows at  September 30, 2026: 8.52% for agency – GSE; 1.11% for total CMBS – GSE; 15.55% for total RMBS – GSE; and 21.01% for municipals. Management has no intent to sell any securities in an unrealized loss position as of September 30, 2026.

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

Unrealized losses on available-for-sale securities have not been recognized into income because management believes the cause of the unrealized losses is related to changes in interest rates and is not directly related to credit quality. Quarterly, management conducts a formal review of investment securities to assess whether the fair value of a debt security is less than its amortized cost as of the balance sheet date. Management determined that it does not intend to sell the securities in an unrealized loss position and that it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. Management also evaluated the securities for credit losses and based on its assessment of the issuers' credit quality, contractual cash flows, payment history and other relevant factors, concluded that no allowance for credit losses was required at September 30, 2026. The issuer(s) continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bond(s) approach maturity.

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

5. Loans and leases

The classifications of loans and leases at  September 30, 2026 and  December 31, 2025 are summarized as follows:

(dollars in thousands)	September 30, 2026	December 31, 2025
Commercial and industrial:
Commercial	$250,256	$220,526
Municipal	126,544	120,604
Commercial real estate:
Non-owner occupied	598,154	416,521
Owner occupied	399,273	340,808
Construction	63,451	56,684
Consumer:
Home equity installment	52,949	53,973
Home equity line of credit	70,243	70,195
Auto loans - Recourse	9,231	10,139
Auto loans - Non-recourse	26,204	43,852
Direct finance leases	14,777	19,666
Other	26,055	28,463
Residential:
Real estate	520,401	515,489
Construction	18,603	15,685
Total	2,176,141	1,912,605
Less:
Allowance for credit losses on loans	(22,391)	(20,168)
Unearned lease revenue	(1,089)	(1,454)
Loans and leases, net	$2,152,661	$1,890,983

Total unamortized net costs and premiums included in loan totals were as follows:

(dollars in thousands)	September 30, 2026	December 31, 2025
Net unamortized fair value mark discount on acquired loans	$(2,811)	$(3,532)
Net unamortized deferred loan origination costs	4,158	4,798
Total	$1,347	$1,266

The Company excludes accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. As of September 30, 2026 and December 31, 2025, accrued interest receivable for loans totaled $7.8 million and $6.5 million, respectively, and is included in the accrued interest receivable line in the consolidated balance sheets and is excluded from the estimate of credit losses.

Direct finance leases include the lease receivable and the guaranteed lease residual. Unearned lease revenue represents the difference between the lessor’s investment in the property and the gross investment in the lease. Unearned revenue is accrued over the life of the lease using the effective interest method.

The Company services real estate loans for investors in the secondary mortgage market which are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgages serviced for others amounted to $514.2 million as of  September 30, 2026 and $513.6 million as of December 31, 2025. Mortgage servicing rights amounted to $1.0 million and $1.1 million as of  September 30, 2026 and December 31, 2025, respectively, and are included in other assets in the consolidated balance sheets.

Non-accrual loans

Non-accrual loans and loans past due over 89 days still accruing, segregated by class, at  September 30, 2026 and  December 31, 2025, were as follows:

(dollars in thousands)	Non-accrual With No Allowance for Credit Loss	Non-accrual With an Allowance for Credit Loss	Total Non-accrual	Loans Past Due Over 89 Days Still Accruing
At September 30, 2026
Commercial and industrial:
Commercial	$17	$263	$280	$-
Commercial real estate:
Owner occupied	961	-	961	-
Consumer:
Home equity installment	75	614	689	-
Home equity line of credit	203	-	203	-
Auto loans - Recourse	12	-	12	-
Residential:
Real estate	421	-	421	-
Total	$1,689	$877	$2,566	$-

(dollars in thousands)	Non-accrual With No Allowance for Credit Loss	Non-accrual With an Allowance for Credit Loss	Total Non-accrual	Loans Past Due Over 89 Days Still Accruing
At December 31, 2025
Commercial and industrial:
Commercial	$49	$-	$49	$-
Commercial real estate:
Non-owner occupied	591	-	591	-
Owner occupied	550	-	550	-
Consumer:
Home equity installment	130	-	130	-
Home equity line of credit	218	-	218	-
Auto loans - Non-recourse	13	49	62	-
Residential:
Real estate	292	-	292	-
Total	$1,843	$49	$1,892	$-

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

The following tables present the amortized cost basis of loans at  September 30, 2026 and  September 30, 2025 that were both experiencing financial difficulty and modified during the nine months ended September 30, 2026 and 2025, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Loans modified during the nine months ended:
(dollars in thousands)	September 30, 2026
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Commercial real estate:
Owner occupied	$-	$162	$1,357	$-	$-	$-	0.38%
Total	$-	$162	$1,357	$-	$-	$-

	Loans modified during the nine months ended:
(dollars in thousands)	September 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Commercial real estate:
Owner occupied	$-	$367	$7,656	$-	$-	$-	2.35%
Total	$-	$367	$7,656	$-	$-	$-

The Company has not committed to lend additional amounts to the borrowers included in the previous tables.

The following tables represent the performance of such loans that have been modified in the last 12 months as of September 30, 2026 and 2025:

(dollars in thousands)	September 30, 2026
		30 - 59 Days Past	60 - 89 Days Past	Greater Than 89
	Current	Due	Due	Days Past Due	Total Past Due
Commercial real estate:
Owner occupied	$1,505	$-	$-	$14	$14
Total	$1,505	$-	$-	$14	$14

(dollars in thousands)	September 30, 2025
		30 - 59 Days Past	60 - 89 Days Past	Greater Than 89
	Current	Due	Due	Days Past Due	Total Past Due
Commercial real estate:
Owner occupied	$2,375	$-	$7,175	$-	$7,175
Total	$2,375	$-	$7,175	$-	$7,175

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2026 and 2025:

(dollars in thousands)	September 30, 2026
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Months)

Commercial real estate:
Owner occupied	$-	-%	18.1
Total	$-	-%	18.1

(dollars in thousands)	September 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (Months)

Commercial real estate:
Owner occupied	$-	-%	6.2
Total	$-	-%	6.2

The following tables provide the amortized cost basis of financing receivables that had a payment default during the nine months ended September 30, 2026 and 2025, and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty:

Loans modified within the previous twelve months that subsequently defaulted:
(dollars in thousands)	September 30, 2026
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction

Commercial real estate:
Owner occupied	$-	$-	$14	$-
Total	$-	$-	$14	$-

Loans modified within the previous twelve months that subsequently defaulted:
(dollars in thousands)	September 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction

Commercial real estate:
Owner occupied	$-	$366	$6,809	$-
Total	$-	$366	$6,809	$-

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

								Recorded
			Past due					investment past
	30 - 59 Days	60 - 89 Days	90 days	Total		Total		due ≥ 90 days
September 30, 2026	past due	past due	or more (1)	past due	Current	loans (3)		and accruing

Commercial and industrial:
Commercial	$156	$-	$280	$436	$249,820	$250,256		$-
Municipal	-	-	-	-	126,544	126,544		-
Commercial real estate:
Non-owner occupied	164	-	-	164	597,990	598,154		-
Owner occupied	211	-	961	1,172	398,101	399,273		-
Construction	-	-	-	-	63,451	63,451		-
Consumer:
Home equity installment	-	110	689	799	52,150	52,949		-
Home equity line of credit	18	-	203	221	70,022	70,243		-
Auto loans - Recourse	43	31	12	86	9,145	9,231		-
Auto loans - Non-recourse	121	-	-	121	26,083	26,204		-
Direct finance leases	292	83	-	375	13,313	13,688	(2)	-
Other	36	9	-	45	26,010	26,055		-
Residential:
Real estate	-	376	421	797	519,604	520,401		-
Construction	-	-	-	-	18,603	18,603		-
Total	$1,041	$609	$2,566	$4,216	$2,170,836	$2,175,052		$-

(1) Includes non-accrual loans. (2) Net of unearned lease revenue of $1.1 million. (3) Includes net deferred loan costs of $4.2 million and net unamortized fair value mark discount on acquired loans of $2.8 million.

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

The following table presents loans including $4.2 million and $4.8 million of deferred costs, and $2.8 million and $3.5 million of fair value mark discount, segregated by class and vintage, categorized into the appropriate credit quality indicator category as of  September 30, 2026 and  December 31, 2025, respectively:

Commercial credit exposure

Credit risk profile by creditworthiness category

As of  September 30, 2026

(dollars in thousands)

September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial and industrial
Risk Rating
Pass	$42,698	$50,184	$15,826	$15,461	$5,141	$18,697	$101,303	$-	$249,310
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	260	19	662	5	-	946
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial	$42,698	$50,184	$15,826	$15,721	$5,160	$19,359	$101,308	$-	$250,256
Current period gross write-offs	$-	$-	$-	$-	$-	$1	$-	$-	$1

Commercial and industrial - municipal
Risk Rating
Pass	$13,356	$31,312	$6,980	$15,119	$10,080	$46,498	$3,199	$-	$126,544
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial and industrial - municipal	$13,356	$31,312	$6,980	$15,119	$10,080	$46,498	$3,199	$-	$126,544
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - non-owner occupied
Risk Rating
Pass	$191,258	$43,604	$81,760	$45,183	$61,755	$158,877	$15,717	$-	$598,154
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - non-owner occupied	$191,258	$43,604	$81,760	$45,183	$61,755	$158,877	$15,717	$-	$598,154
Current period gross write-offs	$-	$-	$-	$-	$-	$45	$-	$-	$45

Commercial real estate - owner occupied
Risk Rating
Pass	$78,194	$69,227	$45,923	$32,733	$28,748	$120,719	$17,623	$-	$393,167
Special Mention	-	-	870	-	-	-	885	-	1,755
Substandard	-	17	328	-	104	3,902	-	-	4,351
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - owner occupied	$78,194	$69,244	$47,121	$32,733	$28,852	$124,621	$18,508	$-	$399,273
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - construction
Risk Rating
Pass	$23,888	$30,917	$7,890	$(1)	$-	$-	$757	$-	$63,451
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial real estate - construction	$23,888	$30,917	$7,890	$(1)	$-	$-	$757	$-	$63,451
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer & Mortgage lending credit exposure

Credit risk profile based on payment activity

As of  September 30, 2026

(dollars in thousands)

September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Home equity installment
Payment performance
Performing	$7,261	$7,788	$5,086	$4,428	$11,236	$16,461	$-	$-	$52,260
Non-performing	-	614	-	-	46	29	-	-	689
Total home equity installment	$7,261	$8,402	$5,086	$4,428	$11,282	$16,490	$-	$-	$52,949
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity line of credit
Payment performance
Performing	$-	$-	$-	$-	$-	$-	$60,630	$9,410	$70,040
Non-performing	-	-	-	-	-	-	203	-	203
Total home equity line of credit	$-	$-	$-	$-	$-	$-	$60,833	$9,410	$70,243
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Auto loans - recourse
Payment performance
Performing	$2,268	$2,536	$2,090	$837	$526	$962	$-	$-	$9,219
Non-performing	-	-	12	-	-	-	-	-	12
Total auto loans - recourse	$2,268	$2,536	$2,102	$837	$526	$962	$-	$-	$9,231
Current period gross write-offs	$-	$-	$-	$-	$3	$-	$-	$-	$3

Auto loans - non-recourse
Payment performance
Performing	$-	$1,067	$2,584	$11,495	$9,024	$2,034	$-	$-	$26,204
Non-performing	-	-	-	-	-	-	-	-	-
Total auto loans - non-recourse	$-	$1,067	$2,584	$11,495	$9,024	$2,034	$-	$-	$26,204
Current period gross write-offs	$-	$-	$-	$48	$22	$5	$-	$-	$75

Direct finance leases (1)
Payment performance
Performing	$142	$3,516	$4,166	$3,919	$1,876	$69	$-	$-	$13,688
Non-performing	-	-	-	-	-	-	-	-	-
Total direct finance leases	$142	$3,516	$4,166	$3,919	$1,876	$69	$-	$-	$13,688
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer - other
Payment performance
Performing	$5,263	$8,485	$4,952	$3,044	$655	$1,244	$2,412	$-	$26,055
Non-performing	-	-	-	-	-	-	-	-	-
Total consumer - other	$5,263	$8,485	$4,952	$3,044	$655	$1,244	$2,412	$-	$26,055
Current period gross write-offs	$7	$31	$22	$19	$8	$36	$-	$-	$123

Residential real estate
Payment performance
Performing	$31,912	$37,713	$49,490	$50,863	$78,130	$271,872	$-	$-	$519,980
Non-performing	-	-	106	-	-	315	-	-	421
Total residential real estate	$31,912	$37,713	$49,596	$50,863	$78,130	$272,187	$-	$-	$520,401
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential - construction
Payment performance
Performing	$9,789	$8,814	$-	$-	$-	$-	$-	$-	$18,603
Non-performing	-	-	-	-	-	-	-	-	-
Total residential - construction	$9,789	$8,814	$-	$-	$-	$-	$-	$-	$18,603
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

(1) Net of unearned lease revenue of $1.1 million.

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

Collateral dependent loans

Loans that do not share risk characteristics are evaluated on an individual basis. For loans that are individually evaluated and foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the financial asset is expected to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. The following table presents the individually evaluated, collateral dependent loans as of September 30, 2026 and December 31, 2025:

(dollars in thousands)	Real Estate	Other	Total Collateral-Dependent Loans
At September 30, 2026
Commercial and industrial:
Commercial	$-	$280	$280
Commercial real estate:
Owner occupied	961	-	961
Consumer:
Home equity installment	689	-	689
Home equity line of credit	203	-	203
Auto loans - Recourse	-	12	12
Residential:
Real estate	421	-	421
Total	$2,274	$292	$2,566

(dollars in thousands)	Real Estate	Other	Total Collateral-Dependent Loans
At December 31, 2025
Commercial and industrial:
Commercial	$-	$49	$49
Commercial real estate:
Non-owner occupied	591	-	591
Owner occupied	550	-	550
Consumer:
Home equity installment	130	-	130
Home equity line of credit	218	-	218
Auto loans - Non-recourse	-	62	62
Residential:
Real estate	292	-	292
Total	$1,781	$111	$1,892

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

Information related to the change in the allowance for credit losses on loans and the Company’s recorded investment in loans by portfolio segment as of the period indicated is as follows:

As of and for the nine months ended September 30, 2026
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,731	$8,806	$2,173	$6,404	$54	$20,168
Charge-offs	(1)	(45)	(201)	-	-	(247)
Recoveries	7	2	77	-	-	86
Provision (benefit) for credit losses	286	1,459	189	483	(33)	2,384
Ending balance	$3,023	$10,222	$2,238	$6,887	$21	$22,391

As of and for the three months ended September 30, 2026
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$3,066	$10,041	$1,977	$6,210	$20	$21,314
Charge-offs	(1)	-	(53)	-	-	(54)
Recoveries	2	-	20	-	-	22
Provision (benefit) for credit losses	(44)	181	294	677	1	1,109
Ending balance	$3,023	$10,222	$2,238	$6,887	$21	$22,391

As of and for the nine months ended September 30, 2025
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,345	$8,943	$2,377	$5,989	$12	$19,666
Charge-offs	(353)	-	(321)	(74)	-	(748)
Recoveries	153	65	109	18	-	345
Provision (benefit) for credit losses	345	131	(91)	538	32	955
Ending balance	$2,490	$9,139	$2,074	$6,471	$44	$20,218

As of and for the three months ended September 30, 2025
	Commercial &	Commercial		Residential
(dollars in thousands)	industrial	real estate	Consumer	real estate	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,093	$9,522	$2,053	$6,268	$40	$19,976
Charge-offs	-	-	(103)	(56)	-	(159)
Recoveries	141	43	17	-	-	201
Provision (benefit) for credit losses	256	(426)	107	259	4	200
Ending balance	$2,490	$9,139	$2,074	$6,471	$44	$20,218

Unfunded commitments

The Company's allowance for credit losses on unfunded commitments is recognized as a liability on the consolidated balance sheets, with adjustments to the reserve recognized in the provision for credit losses on unfunded commitments on the consolidated statements of income. The Company's activity in the allowance for credit losses on unfunded commitments for the period was as follows:

(dollars in thousands)	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Beginning balance	$1,299	$1,084
Provision (benefit) for credit losses	380	45
Ending balance	$1,679	$1,129

Direct finance leases

The Company originates direct finance leases through three automobile dealerships. The amortized cost of the Company’s lease receivables, net of unearned income, was $3.2 million and $3.4 million as of  September 30, 2026 and  December 31, 2025, respectively. The residual value of the direct finance leases is fully guaranteed by the dealerships. Residual values amounted to $10.4 million and $14.5 million at  September 30, 2026 and  December 31, 2025, respectively, and are included in the amortized cost of direct finance leases. As of September 30, 2026, there was also $103 thousand in deferred lease expense included in the carrying value of direct finance leases that is not included in the table below.

The undiscounted cash flows to be received on an annual basis for the direct finance leases are as follows:

(dollars in thousands)	Amount

2026	$2,013
2027	6,078
2028	3,658
2029	2,324
2030	492
2031 and thereafter	109
Total future minimum lease payments receivable	14,674
Less: Unearned income	(1,089)
Cash flows to be received, net of unearned income	$13,585

6. Earnings per share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS but also reflects the potential dilution that could occur from the grant of stock-based compensation awards. The Company maintains one active share-based compensation plan that may generate additional potentially dilutive common shares. For granted and unexercised stock-settled stock appreciation rights (SSARs), dilution would occur if Company-issued SSARs were exercised and converted into common stock. As of the three and nine months ended September 30, 2026, there were 3,777 and 2,678 potentially dilutive shares related to issued and unexercised SSARs compared to 8,147 and 7,953 for the same 2025 periods, respectively. The calculation did not include 7,189 and 34,502 weighted average unexercised SSARs that could potentially dilute earnings per share because their effect was antidilutive for the three and nine months ended  September 30, 2026. For restricted stock, dilution would occur from the Company’s previously granted but unvested shares. There were 31,572 and 25,557 potentially dilutive shares related to unvested restricted share grants for the three and nine months ended September 30, 2026 compared to 24,952 and 22,674 for the same 2025 period, respectively.

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

The following table illustrates the data used in computing basic and diluted EPS for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
(dollars in thousands except per share data)
Basic EPS:
Net income available to common shareholders	$8,918	$7,346	$24,227	$20,258
Weighted-average common shares outstanding	5,808,509	5,767,338	5,801,471	5,762,975
Basic EPS	$1.54	$1.27	$4.18	$3.51

Diluted EPS:
Net income available to common shareholders	$8,918	$7,346	$24,227	$20,258
Weighted-average common shares outstanding	5,808,509	5,767,338	5,801,471	5,762,975
Potentially dilutive common shares	35,349	33,099	28,235	30,627
Weighted-average common and potentially dilutive shares outstanding	5,843,858	5,800,437	5,829,706	5,793,602
Diluted EPS	$1.53	$1.27	$4.16	$3.50

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

The following table summarizes the weighted-average fair value and vesting of restricted stock grants awarded during the periods ended  September 30, 2026 and 2025 under the 2022 stock incentive plan:

	September 30, 2026			September 30, 2025
			Weighted-			Weighted-
	Shares		average grant	Shares		average grant
	granted		date fair value	granted		date fair value

Omnibus plan	18,500	(2)	$45.11	15,200	(2)	$45.09
Omnibus plan	1,000	(3)	43.64	1,588	(2)	45.09
Omnibus plan	1,574	(2)	45.11	-		-
Omnibus plan	15,660	(3)	45.11	17,065	(3)	45.09
Omnibus plan	50	(1)	45.11	50	(1)	45.09
Total	36,784		$45.07	33,903		$45.09

(1) Vest after 1 year (2) Vest after 3 years – 33% each year (3) Vest fully after 3 years

The fair value of the shares granted in 2026 and 2025 was calculated using the grant date closing stock price.

A summary of the status of the Company’s non-vested restricted stock as of and changes during the period indicated are presented in the following table:

	Omnibus	Weighted- average grant date fair value
Non-vested balance at December 31, 2025	65,378	$46.71
Granted	36,784	45.07
Forfeited	(532)	45.74
Vested	(28,347)	48.05
Non-vested balance at September 30, 2026	73,283	$45.37

A summary of the status of the Company’s SSARs as of and changes during the period indicated are presented in the following table:

	Awards	Weighted-average grant date fair value	Weighted-average remaining contractual term (years)
Outstanding December 31, 2025	53,038	$11.87	1.9
Granted	-	-
Exercised	(9,958)	4.34
Forfeited	(6,664)	14.41
Outstanding September 30, 2026	36,416	$13.47	1.4

During the nine months ended September 30, 2026, there were 9,958 SSARs exercised. The intrinsic value recorded for these SSARs was $43,255. The tax deduction realized from the exercise of these SSARs was $175,596 resulting in a tax benefit of $36,875. There were no SSARs exercised during the nine months ended September 30, 2025.

Share-based compensation expense is included as a component of salaries and employee benefits in the consolidated statements of income. The following tables illustrate stock-based compensation expense recognized on non-vested equity awards during the three and nine months ended September 30, 2026 and 2025 and the unrecognized stock-based compensation expense as of  September 30, 2026:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Stock-based compensation expense:
2012 Director stock incentive plan	$-	$-	$-	$30
2012 Omnibus stock incentive plan	-	-	-	19
2022 Omnibus stock incentive plan	324	209	966	788
Employee stock purchase plan	-	-	26	27
Total stock-based compensation expense	$324	$209	$992	$864

As of
(dollars in thousands)	September 30, 2026
Unrecognized stock-based compensation expense:
2022 Omnibus stock incentive plan	$2,069

The unrecognized stock-based compensation expense as of  September 30, 2026 will be recognized ratably over the period ended March 2029 for the 2022 Omnibus Stock Incentive Plan.

In addition to the 2022 stock incentive plan, the Company established the 2002 Employee Stock Purchase Plan (the ESPP) and reserved 165,000 shares of its un-issued capital stock for issuance under the plan. The ESPP was designed to promote broad-based employee ownership of the Company’s stock and to motivate employees to improve job performance and enhance the financial results of the Company. Under the ESPP, participation is voluntary whereby employees use automatic payroll withholdings to purchase the Company’s capital stock at a discounted price based on the fair market value of the capital stock as measured on either the commencement or termination dates, as defined. As of  September 30, 2026, 119,665 shares have been issued under the ESPP. The ESPP is considered a compensatory plan and is required to comply with the provisions of current accounting guidance. The Company recognizes compensation expense on its ESPP on the date the shares are purchased, and it is included as a component of salaries and employee benefits in the consolidated statements of income.

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

The following table represents the carrying amount and estimated fair value of the Company’s financial instruments as of the periods indicated:

September 30, 2026
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$173,606	$173,606	$173,606	$-	$-
Held-to-maturity securities	228,544	188,723	-	188,723	-
Available-for-sale debt securities	284,726	284,726	-	284,726	-
Restricted investments in bank stock	7,729	7,729	-	7,729	-
Loans and leases, net	2,152,661	2,053,446	-	-	2,053,446
Loans held-for-sale	360	366	-	366	-
Accrued interest receivable	10,592	10,592	-	10,592	-
Interest rate swaps	217	217	-	217	-
Financial liabilities:
Deposits with no stated maturities	2,277,713	2,277,713	-	2,277,713	-
Time deposits	332,559	330,416	-	330,416	-
Short-term borrowings	132,708	132,708	-	132,708	-
Secured borrowings	4,709	4,830	-	-	4,830
Accrued interest payable	3,816	3,816	-	3,816	-
Interest rate swaps	217	217	-	217	-

December 31, 2025
			Quoted prices	Significant	Significant
			in active	other	other
	Carrying	Estimated	markets	observable inputs	unobservable inputs
(dollars in thousands)	amount	fair value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$148,060	$148,060	$148,060	$-	$-
Held-to-maturity securities	227,339	203,137	-	203,137	-
Available-for-sale debt securities	296,607	296,607	-	296,607	-
Restricted investments in bank stock	4,373	4,373	-	4,373	-
Loans and leases, net	1,890,983	1,798,610	-	-	1,798,610
Loans held-for-sale	573	588	-	588	-
Accrued interest receivable	9,673	9,673	-	9,673	-
Interest rate swaps	147	147	-	147	-
Financial liabilities:
Deposits with no stated maturities	2,114,377	2,114,377	-	2,114,377	-
Time deposits	352,976	351,984	-	351,984	-
Short-term borrowings	20	20	-	20	-
Secured borrowings	5,995	5,738	-	-	5,738
Accrued interest payable	5,707	5,707	-	5,707	-
Interest rate swaps	1,011	1,011	-	1,011	-

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

The following tables illustrate the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels as of the periods indicated:

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	September 30, 2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Agency - GSE	$17,775	$-	$17,775	$-
Obligations of states and political subdivisions	87,423	-	87,423	-
Commercial MBS - GSE	23,420	-	23,420	-
Residential MBS - GSE	154,108	-	154,108	-
Corporate debt	2,000	-	2,000	-
Total available-for-sale debt securities	$284,726	$-	$284,726	$-
Interest rate swaps	217	-	217	-
Total assets	$284,943	$-	$284,943	$-

Liabilities:
Interest rate swaps	$217	$-	$217	$-
Total liabilities	$217	$-	$217	$-

	Total carrying value	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
(dollars in thousands)	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Agency - GSE	$24,622	$-	$24,622	$-
Obligations of states and political subdivisions	102,820	-	102,820	-
Residential MBS - GSE	169,165	-	169,165	-
Total available-for-sale debt securities	$296,607	$-	$296,607	$-
Interest rate swaps	147	-	147	-
Total assets	$296,754	$-	$296,754	$-

Liabilities:
Interest rate swaps	$1,011	$-	$1,011	$-
Total liabilities	$1,011	$-	$1,011	$-

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

There were no Level 3 financial instruments measured at fair value on a recurring basis as of and for the periods ending  September 30, 2026 and  December 31, 2025, respectively.

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

			Quoted prices in	Significant other	Significant other
		Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	Valuation techniques	at September 30, 2026	(Level 1)	(Level 2)	(Level 3)

Individually evaluated loans	Fair value of collateral appraised value	$585	$-	$-	$585
Total		$585	$-	$-	$585

			Quoted prices in	Significant other	Significant other
		Total carrying value	active markets	observable inputs	unobservable inputs
(dollars in thousands)	Valuation techniques	at December 31, 2025	(Level 1)	(Level 2)	(Level 3)

Individually evaluated loans	Fair value of collateral appraised value	$40	$-	$-	$40
Other real estate owned	Fair value of asset less selling costs	324	-	-	324
Other repossessed assets	Fair value of asset less selling costs	2	-	-	2
Total		$366	$-	$-	$366

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

At September 30, 2026, all individually evaluated collateral dependent loans were discounted based off non-real estate or real estate with a junior lien. At December 31, 2025, all individually evaluated collateral dependent loans were discounted based off non-real estate. Due to the multitude of assumptions, many of which are subjective in nature, and the varying inputs and techniques used to determine fair value, the Company recognizes that valuations could differ across a wide spectrum of techniques employed. Accordingly, fair value estimates for individually evaluated, collateral dependent loans are classified as Level 3.

For ORE, fair value is generally determined through independent appraisals of the underlying properties which generally include various Level 3 inputs which are not identifiable. Appraisals form the basis for determining the net realizable value from these properties. Net realizable value is the result of the appraised value less certain costs or discounts associated with liquidation which occurs in the normal course of business. Management’s assumptions may include consideration of the location and occupancy of the property, along with current economic conditions. Subsequently, as these properties are actively marketed, the estimated fair values may be periodically adjusted through incremental subsequent write-downs. These write-downs usually reflect decreases in estimated values resulting from sales price observations as well as changing economic and market conditions. At September 30, 2026, there were no properties in ORE. At  December 31, 2025, the net realizable values of properties in ORE were higher than the carrying value.

At September 30, 2026, there were no other repossessed assets.  At December 31, 2025, there was one other repossessed asset totaling $2 thousand. The Company refers to the National Automobile Dealers Association (NADA) guide to determine a vehicle’s fair value.

9. Employee Benefits

Bank-Owned Life Insurance (BOLI)

The Company has purchased single premium BOLI policies on certain officers. The policies are recorded at their cash surrender values. Increases in cash surrender values are included in non-interest income in the consolidated statements of income. The policies’ cash surrender value totaled $60.6 million and $59.4 million, respectively, as of  September 30, 2026 and  December 31, 2025 and is reflected as an asset on the consolidated balance sheets. For the nine months ended September 30, 2026 and 2025, the Company has recorded income of $1.2 million and $1.2 million, respectively, due to a slight increase in cash surrender values. During the first nine months of 2025, the Company recorded $0.2 million in additional income from a BOLI death claim. This was recorded in fees and other revenue on the consolidated statements of income.

Officer Life Insurance

The Bank enters into separate split dollar life insurance arrangements (Split Dollar Agreements) with certain officers which provide each officer a specified death benefit should the officer die while in the Bank’s employ. The Bank owns the policies and all cash values thereunder. Upon death of the covered employee, the agreed-upon amount of death proceeds from the policies will be paid directly to the insured’s beneficiary. As of  September 30, 2026, the policies had total death benefits of $60.6 million of which $8.0 million would be paid to the officer’s beneficiaries and the remaining $52.6 million would be paid to the Bank. In addition, three executive officers have the opportunity to retain a split dollar benefit equal to two times their highest base salary after separation from service if the vesting requirements are met. As of  September 30, 2026 and  December 31, 2025, the Company had a balance in accrued expenses of $536 thousand and $420 thousand, respectively, for the split dollar benefit.

Supplemental Executive Retirement plan (SERP)

The Bank entered into separate supplemental executive retirement agreements (individually the “SERP Agreement”) with certain officers, pursuant to which the Bank will credit an amount to a SERP account established on each participant’s behalf while they are actively employed by the Bank for each calendar month until normal retirement. As of  September 30, 2026 and  December 31, 2025, the Company had a balance in accrued expenses of $5.7 million and $5.4 million in connection with these SERPs.

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

		Weighted
	Notional	Average Maturity	Interest Rate	Interest Rate
(dollars in thousands)	Amount	(Years)	Paid	Received	Fair Value
September 30, 2026
Classified in Other assets:
Customer interest rate swaps	$1,596	11.16	30 Day SOFR + Margin	Fixed	$217
Classified in Accrued interest payable and other liabilities:
Third party interest rate swaps	$1,596	11.16	Fixed	30 Day SOFR + Margin	$217

Interest rate derivative - fair value hedge designation

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into interest rate swaps as part of its interest rate risk management strategy. This interest rate swap is designated as a fair value hedge and limits the risk to the investment portfolio of rising interest rates. The Company entered into an interest rate swap with a third-party financial institution to convert fixed rate investment securities to an adjustable rate to produce a more asset sensitive profile. The Company recorded the fair value of the fair value hedge in other assets and accrued interest payable and other liabilities on the consolidated balance sheet. The hedged items (fixed rate securities available-for-sale) are also recorded at fair value which offsets the adjustment to the fair value hedge. The related gains and losses are reported in interest income investment securities - U.S. government agencies and corporations and interest income investment securities - state and political subdivisions (nontaxable) in the consolidated statements of income. For the nine months ended September 30, 2026, there was a $366 thousand reduction in interest income investment securities - U.S. government agencies and corporations and a $366 thousand reduction in interest income investment securities - state and political subdivisions (nontaxable). For the nine months ended September 30, 2025, there was a $108 thousand reduction in interest income investment securities - U.S. government agencies and corporations and a $108 thousand reduction in interest income investment securities - state and political subdivisions (nontaxable). A qualitative assessment of hedge effectiveness was applied at inception of the hedge. The fair value hedge matured during the third quarter of 2026.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Company as of September 30, 2026 compared to December 31, 2025 and a comparison of the results of operations for the three and nine months ended September 30, 2026 and 2025. Current performance may not be indicative of future results. This discussion should be read in conjunction with the Company’s 2025 Annual Report filed on Form 10-K.

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

Executive Summary

The Company is a Pennsylvania corporation and a bank holding company, whose wholly-owned state chartered commercial bank and trust subsidiary is Fidelity Bank. The Company is headquartered in Scranton, Pennsylvania. We consider Lackawanna, Northampton and Luzerne Counties of Pennsylvania our primary marketplace, the "market area".

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

We are impacted by national, regional and market area economic factors, with commercial, commercial real estate and residential mortgage loans concentrated in Northeastern Pennsylvania, primarily in Lackawanna and Luzerne counties, and Eastern Pennsylvania, primarily in Northampton county. According to the U.S. Bureau of Labor Statistics, the national unemployment rate for September 2026 was 4.2%, down 0.2 percentage points compared to December 2025. The local market unemployment rates in the Scranton – Wilkes-Barre – Hazleton (market area north) and the Allentown – Bethlehem – Easton (market area south) Metropolitan Statistical Areas (local) decreased. The local unemployment rates at September 30, 2026 were 3.8% in market area north and 3.5% in market area south, respectively, a decrease of 0.5 percentage points and 0.4 percentage points from the 4.3% and 3.9%, respectively, at December 31, 2025. The median home values in the Scranton – Wilkes-Barre – Hazleton metro and Allentown – Bethlehem – Easton metro each increased 2.3% and 3.2% from a year ago, according to Zillow, an online database advertising firm providing access to its real estate search engines to various media outlets, and values are expected to grow 2.6% and 2.6%, respectively, in the next year. In light of these expectations, we continue to monitor housing market conditions, including home price trends and interest rate expectations. Management will continue to monitor the economic climate in our region and scrutinize growth prospects with credit quality as a principal consideration.

For the nine months ended September 30, 2026, net income was $24.2 million, or $4.18 basic earnings per share and $4.16 diluted earnings per share, a 20% increase, compared to $20.3 million, or $3.51 basic earnings per share and $3.50 diluted earnings per share, for the nine months ended September 30, 2025.

As of September 30, 2026 and September 30, 2025, book value per share was $42.52 and $39.75, and tangible common book value per share (non-GAAP) was $39.06 and $36.23 (1), respectively. The increase in tangible book value was due primarily to an increase in retained earnings from net income. These non-GAAP measures should be reviewed in connection with the reconciliation of these non-GAAP ratios.

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

(1) See Non-GAAP Financial Measures beginning on page 44.

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare the Company’s financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The Company’s tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% at September 30, 2026 and 2025.

The following table reconciles the non-GAAP financial measures of FTE net interest income:

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest income (GAAP)	$33,107	$30,682	$95,284	$88,755
Adjustment to FTE	774	785	2,335	2,316
Interest income adjusted to FTE (non-GAAP)	33,881	31,467	97,619	91,071
Interest expense (GAAP)	11,295	12,253	33,309	35,364
Net interest income adjusted to FTE (non-GAAP)	$22,586	$19,214	$64,310	$55,707

The efficiency ratio is non-interest expenses as a percentage of FTE net interest income plus non-interest income less gain/(loss) on sales of securities. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP:

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Efficiency Ratio (non-GAAP)
Non-interest expenses (GAAP)	$16,108	$14,632	$47,291	$43,896

Net interest income (GAAP)	21,812	18,429	61,975	53,391
Plus: taxable equivalent adjustment	774	785	2,335	2,316
Non-interest income (GAAP)	6,124	5,105	16,796	15,437
Plus: (Gain) loss on sales of securities	-	(3)	577	819
Net interest income (FTE) plus adjusted non-interest income (non-GAAP)	$28,710	$24,316	$81,683	$71,963
Efficiency ratio (non-GAAP)	56.11%	60.17%	57.90%	61.00%

The ratios of non-interest expense less non-interest income less (gain)/loss on sales of securities to average assets, is known as the expense ratio. The following table reconciles the non-GAAP financial measures of the expense ratio to GAAP:

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Expense Ratio (non-GAAP)
Non-interest expenses (GAAP)	$16,108	$14,632	$47,291	$43,896
Less: Non-interest income (GAAP)	6,124	5,105	16,796	15,437
Less: (Gain) loss on sales of securities	-	(3)	577	819
Non-interest expense (GAAP)	9,984	9,530	29,918	27,640

Average assets	$2,858,101	$2,708,126	$2,832,550	$2,666,723
Expense ratio (Non-GAAP)	1.38%	1.39%	1.41%	1.39%

The following table provides a reconciliation of tangible common equity (non-GAAP) and the calculations of tangible book value per share and tangible common equity ratio:

(dollars in thousands)	September 30, 2026	September 30, 2025
Tangible Book Value per Share (non-GAAP)
Total assets (GAAP)	$3,028,419	$2,736,750
Less: Intangible assets	(20,076)	(20,303)
Tangible assets	3,008,343	2,716,447
Total shareholders' equity (GAAP)	246,984	229,247
Less: Intangible assets	(20,076)	(20,303)
Tangible common equity	$226,908	$208,944

Common shares outstanding, end of period	5,808,508	5,767,288
Tangible Common Book Value per Share (non-GAAP)	$39.06	$36.23
Tangible Common Equity Ratio (non-GAAP)	7.54%	7.69%
Unrealized losses on held-to-maturity securities, net of tax	$(31,459)	$(20,767)
Adjusted tangible common equity ratio (non-GAAP)	6.50%	6.93%

The following table provides a reconciliation of pre-provision net revenue (PPNR) to average assets (non-GAAP):

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Pre-Provision Net Revenue to Average Assets
Income before taxes (GAAP)	$10,769	$8,592	$28,716	$23,932
Plus: Provision for credit losses	1,059	310	2,764	1,000
Total pre-provision net revenue (non-GAAP)	$11,828	$8,902	$31,480	$24,932
Total (annualized) (non-GAAP)	$46,925	$35,316	$42,088	$33,334

Average assets	$2,858,101	$2,708,126	$2,832,550	$2,666,723
Pre-Provision Net Revenue to Average Assets (non-GAAP)	1.64%	1.30%	1.49%	1.25%

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

Comparison of the results of operations

three and nine months ended September 30, 2026 and 2025

Overview

Net income for the quarter ended September 30, 2026 was $8.9 million, or $1.53 per diluted share, compared to $7.3 million, or $1.27 per diluted share, for the quarter ended September 30, 2025. The $1.6 million, or 21%, increase in net income resulted primarily from a $3.4 million increase in net interest income coupled with a $1.0 million increase in non-interest income. This was partially offset by a $1.5 million increase in non-interest expense and a $0.9 million increase in the provision for credit losses on loans due to the growth of loans. For the nine months ended September 30, 2026, net income was $24.2 million, or $4.16 diluted earnings per share, compared to $20.3 million, or $3.50 diluted earnings per share, for the nine months ended September 30, 2025.  The $3.9 million, or 20%, increase in net income stemmed from the $8.6 million increase in net interest income and $1.4 million increase in non-interest income. This was partially offset by a $3.4 million increase in non-interest expense and a $1.8 million increase in the net provision for credit losses on loans and unfunded commitments.

Return on average assets (ROA) was 1.24% and 1.08% for the third quarters of 2026 and 2025, respectively, and 1.14% and 1.02% for the nine months ended September 30, 2026 and 2025, respectively. The increase in ROA was primarily the result of an increase in net income during the third quarter of 2026 and year-to-date 2026, compared to the same periods of 2025. Return on average shareholders’ equity (ROE) was 13.96% and 13.25% for the third quarters of 2026 and 2025, respectively, and 13.03% and 12.67% for the nine months ended September 30, 2026 and 2025, respectively. The increase in ROE during the third quarter of 2026 and year-to-date 2026 was primarily the result of an increase in net income, compared to the same 2025 periods. Pre-provision net revenue to average assets (non-GAAP) was 1.64% and 1.30% (1) for the three months ended September 30, 2026 and 2025, respectively, and 1.49% and 1.25% (1) for the nine months ended September 30, 2026 and 2025, respectively. The increases were due to an increase in income before taxes quarter-over-quarter and year-over-year.

Net interest income and interest sensitive assets / liabilities

Net interest income increased $3.4 million, or 18%, compared with the third quarter of 2025, driven by higher average loan balances, improved loan yields and lower funding costs. Average loans increased $237.3 million, while the fully-taxable equivalent ("FTE") (non-GAAP measurement) yield on loans increased 4 basis points, resulting in higher interest income. Funding costs also benefited from a 29 basis point decline in the average rate paid on interest-bearing deposits, which more than offset the impact of a $76.4 million increase in average interest-bearing deposit balances. Collectively, these factors contributed to a 35 basis point increase in FTE net interest margin to 3.30%.

The FTE yield on interest-earning assets was 4.95% for the third quarter of 2026, an increase of 12 basis points from 4.83% for the third quarter of 2025. The overall cost of interest-bearing liabilities was 2.26% for the third quarter of 2026, a decrease of 29 basis points from the 2.55% for the third quarter of 2025. The cost of funds decreased 23 basis points from 1.98% to 1.75% for the third quarters of 2025 and 2026, respectively. The Company’s FTE net interest spread was 2.69% for the third quarter of 2026, an increase of 41 basis points from 2.28% recorded for the third quarter of 2025.

Net interest income was $62.0 million for the nine months ended September 30, 2026 compared to $53.4 million for the nine months ended September 30, 2025. The $8.6 million increase in net interest income resulted from the increase of $6.5 million in interest income primarily due to a $134.6 million increase in the average balance of interest-earning assets and an 8 basis point increase in FTE yield. The largest contributor to interest income growth was the loan portfolio which produced an additional $8.8 million in interest income from an increase of 5 basis points in FTE loan yields on $193.1 million in higher average balances. The increase in interest income was partially offset by a decrease of $1.5 million in interest earned on the investment portfolio due to decreases of 17 basis points in yield and $49.8 million in average balances. Additionally, the Company experienced a decrease of $2.0 million in interest expense on deposits due to a 26 basis point decrease in rates paid on interest-bearing deposits which more than offset the increase from $98.6 million in higher average balances during the nine months ended September 30, 2026.

(1) See Non-GAAP Financial Measures beginning on page 44.

The overall cost of interest-bearing liabilities was 2.26% for the nine months ended September 30, 2026 compared to 2.52% for the nine months ended September 30, 2025. The cost of funds decreased 21 basis points to 1.75% for the nine months ended September 30, 2026 from 1.96% for the same period of 2025. The FTE yield on interest earning assets was 4.86% for the nine months ended September 30, 2026, an increase of 8 basis points from the 4.78% year-to-date September 30, 2025. The Company’s FTE net interest spread was 2.60% for the nine months ended September 30, 2026, an increase of 34 basis points from the 2.26% recorded for the same period of 2025. FTE net interest margin increased by 28 basis points to 3.20% for the nine months ended September 30, 2026 from 2.92% for the same 2025 period, primarily reflecting lower rates paid on interest-bearing deposits and higher yields earned on loans and leases.

For the remainder of 2026, the Company expects to operate in an evolving interest rate environment characterized by continued uncertainty regarding the direction, timing and magnitude of future monetary policy actions. Management’s outlook is informed by published statements and economic projections of the Federal Open Market Committee (“FOMC”), as well as broader economic conditions. Future changes in short-term rates remain dependent on incoming economic data, inflation trends, labor market conditions and the overall economic outlook. In this environment, the Company expects loan demand to remain supported by its current pipeline and anticipates continued growth in the loan portfolio. Strong loan demand during the third quarter absorbed the Company’s remaining excess cash balances. The Company supplemented liquidity through borrowings at quarter-end and expects to utilize additional wholesale borrowings to the extent deposit growth is insufficient to fund additional loan growth. Changes in market interest rates will continue to affect the Company’s net interest margin (“NIM”), with the impact dependent on the timing and magnitude of repricing across earning assets and interest-bearing liabilities. Rising rates may increase yields on variable-rate loans and newly originated earning assets, while also increasing funding costs. Declining rates may reduce asset yields, with the effect on NIM dependent in part on the Company’s ability to reduce funding costs. Competition for deposits and other funding sources may limit that flexibility. The effect on NIM will also depend on deposit mix, customer behavior and competitive market conditions, including the extent to which customers move balances from noninterest-bearing accounts to interest-bearing products or other investment alternatives. Management will address these risks through active asset-liability management, disciplined loan and deposit pricing, and prudent balance sheet positioning. Management remains focused on supporting long-term profitability through disciplined loan pricing, proactive management of funding costs, and optimization of the mix of earning assets and funding sources.

The Company’s Asset Liability Management (ALM) team meets regularly to discuss among other things, interest rate risk and when deemed necessary adjusts interest rates. ALM and the Pricing Committee are actively addressing the Company's sensitivity to a changing rate environment to ensure interest rate risks are contained within acceptable levels. ALM also discusses revenue enhancing strategies to help combat the potential for a decline in net interest income. The Company’s Marketing department, together with ALM, and the Pricing Committee, continue to develop prudent strategies that will grow the loan portfolio and accumulate relationship driven deposits at costs lower than borrowing costs to improve net interest income performance.

The table below sets forth a comparison of average balances of assets and liabilities and their related net tax equivalent yields and rates for the periods indicated. Within the table, interest income was FTE adjusted, using the corporate federal tax rate of 21% for September 30, 2026 and 2025 to recognize the income from tax-exempt interest-earning assets as if the interest was taxable. See “Non-GAAP Financial Measures” within this management’s discussion and analysis for the FTE adjustments. This treatment allows a uniform comparison among yields on interest-earning assets. Loans include loans held-for-sale (HFS) and non-accrual loans but exclude the allowance for credit losses. Home equity lines of credit (HELOC) are included in the residential real estate category since they are secured by real estate. Net deferred loan cost amortization of $0.2 million and $0.2 million during the third quarters of 2026 and 2025, respectively, and $0.6 million and $0.7 million during the nine months ended September 30, 2026 and 2025, respectively, are included in interest income from loans. Purchase accounting adjustments of $0.2 million and $0.3 million are included in interest income from loans and $1 thousand and $1 thousand reduced interest expense on deposits and borrowings for the three months ended September 30, 2026 and 2025. Purchase accounting adjustments of $0.7 million and $0.9 million are included in interest income from loans and $3 thousand and $4 thousand reduced interest expense on deposits and borrowings for the nine months ended September 30, 2026 and 2025. Average balances are based on amortized cost and do not reflect net unrealized gains or losses. Residual values for direct finance leases are included in the average balances for consumer loans.

	Nine months ended
(dollars in thousands)	September 30, 2026			September 30, 2025
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$90,079	$2,488	3.69%	$99,472	$3,347	4.50%
Restricted investments in bank stock	4,775	283	7.96	4,137	242	7.82
Investments:
Agency - GSE	109,628	1,154	1.41	112,815	1,218	1.44
Commercial and residential MBS - GSE	185,494	2,390	1.72	216,089	3,270	2.02
State and municipal (nontaxable)	176,756	3,611	2.73	188,030	4,090	2.91
State and municipal (taxable)	77,136	1,184	2.05	81,885	1,259	2.06
Corporate debt	7	-	7.60	-	-	-
Total investments	549,021	8,339	2.03	598,819	9,837	2.20
Loans and leases:
C&I and CRE (taxable)	1,160,294	53,596	6.18	952,972	45,027	6.32
C&I and CRE (nontaxable)	135,231	5,461	5.40	128,447	5,066	5.27
Consumer	138,358	6,099	5.89	174,457	7,129	5.46
Residential real estate	605,430	21,353	4.72	590,295	20,423	4.63
Total loans and leases	2,039,313	86,509	5.67	1,846,171	77,645	5.62
Total interest-earning assets	2,683,188	97,619	4.86%	2,548,599	91,071	4.78%
Non-interest earning assets	149,362			118,124
Total assets	$2,832,550			$2,666,723

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$674,222	$9,632	1.91%	$685,497	$10,810	2.11%
Savings and clubs	194,336	565	0.39	191,669	420	0.29
MMDA	759,240	14,206	2.50	643,361	13,507	2.81
Certificates of deposit	339,988	8,684	3.42	348,635	10,346	3.97
Total interest-bearing deposits	1,967,786	33,087	2.25	1,869,162	35,083	2.51
Secured borrowings	5,027	193	5.13	6,160	281	6.10
Short-term borrowings	964	29	4.02	16	-	2.01
Total interest-bearing liabilities	1,973,777	33,309	2.26%	1,875,338	35,364	2.52%
Non-interest bearing deposits	574,072			541,733
Non-interest bearing liabilities	36,165			35,805
Total liabilities	2,584,014			2,452,876
Shareholders' equity	248,536			213,847
Total liabilities and shareholders' equity	$2,832,550			$2,666,723
Net interest income - FTE		$64,310			$55,707

Net interest spread			2.60%			2.26%
Net interest margin			3.20%			2.92%
Cost of funds			1.75%			1.96%

	Three months ended
(dollars in thousands)	September 30, 2026			September 30, 2025
	Average		Yield /	Average		Yield /
Assets	balance	Interest	rate	balance	Interest	rate

Interest-earning assets
Interest-bearing deposits	$36,507	$342	3.71%	$94,801	$1,063	4.45%
Restricted investments in bank stock	5,255	101	7.67	4,277	98	9.10
Investments:
Agency - GSE	108,423	382	1.40	112,489	405	1.43
Commercial and residential MBS - GSE	183,103	817	1.77	213,255	1,103	2.05
State and municipal (nontaxable)	174,398	1,190	2.71	187,164	1,364	2.89
State and municipal (taxable)	77,196	395	2.03	79,913	408	2.02
Corporate debt	22	-	7.60	-	-	-
Total investments	543,142	2,784	2.03	592,821	3,280	2.19
Loans and leases:
C&I and CRE (taxable)	1,256,950	19,584	6.18	1,000,727	16,134	6.40
C&I and CRE (nontaxable)	132,314	1,821	5.46	132,875	1,749	5.22
Consumer	130,578	1,971	5.99	165,567	2,277	5.46
Residential real estate	609,923	7,278	4.73	593,271	6,866	4.59
Total loans and leases	2,129,765	30,654	5.71	1,892,440	27,026	5.67
Total interest-earning assets	2,714,669	33,881	4.95%	2,584,339	31,467	4.83%
Non-interest earning assets	143,432			123,787
Total assets	$2,858,101			$2,708,126

Liabilities and shareholders' equity

Interest-bearing liabilities
Deposits:
Interest-bearing checking	$668,399	$3,268	1.94%	$687,748	$3,811	2.20%
Savings and clubs	195,409	203	0.41	190,825	148	0.31
MMDA	779,940	4,943	2.51	668,553	4,772	2.83
Certificates of deposit	333,837	2,805	3.33	354,040	3,427	3.84
Total interest-bearing deposits	1,977,585	11,219	2.25	1,901,166	12,158	2.54
Secured borrowings	4,738	60	5.05	6,093	95	6.20
Short-term borrowings	1,517	16	4.12	16	-	0.52
Total interest-bearing liabilities	1,983,840	11,295	2.26%	1,907,275	12,253	2.55%
Non-interest bearing deposits	583,802			544,511
Non-interest bearing liabilities	37,050			36,415
Total liabilities	2,604,692			2,488,201
Shareholders' equity	253,409			219,925

Total liabilities and shareholders' equity	$2,858,101			$2,708,126
Net interest income - FTE		$22,586			$19,214

Net interest spread			2.69%			2.28%
Net interest margin			3.30%			2.95%
Cost of funds			1.75%			1.98%

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

	Nine months ended September 30,
(dollars in thousands)	2026 compared to 2025			2025 compared to 2024
	Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits	$(297)	$(562)	$(859)	$2,519	$(204)	$2,315
Restricted investments in bank stock	37	4	41	10	(12)	(2)
Investments:
Agency - GSE	(34)	(30)	(64)	(2)	(3)	(5)
Commercial and residential MBS - GSE	(429)	(451)	(880)	(25)	145	120
State and municipal	(236)	(254)	(490)	(153)	(381)	(534)
Total investments	(699)	(735)	(1,434)	(180)	(239)	(419)
Loans and leases:
Residential real estate	529	401	930	809	806	1,615
C&I and CRE	9,580	(699)	8,881	6,213	872	7,085
Consumer	(1,559)	529	(1,030)	(1,537)	735	(802)
Total loans and leases	8,550	231	8,781	5,485	2,413	7,898
Total interest income	7,591	(1,062)	6,529	7,834	1,958	9,792

Interest expense:
Deposits:
Interest-bearing checking	(175)	(1,002)	(1,177)	449	(1,056)	(607)
Savings and clubs	6	139	145	(14)	(24)	(38)
Money market	2,268	(1,569)	699	2,037	(359)	1,678
Certificates of deposit	(252)	(1,411)	(1,663)	2,310	43	2,353
Total deposits	1,847	(3,843)	(1,996)	4,782	(1,396)	3,386
Secured borrowings	(47)	(41)	(88)	(40)	(21)	(61)
Short-term borrowings	29	-	29	(907)	(526)	(1,433)
Total interest expense	1,829	(3,884)	(2,055)	3,835	(1,943)	1,892
Net interest income	$5,762	$2,822	$8,584	$3,999	$3,901	$7,900

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

For the three months ended September 30, 2026, the provision for credit losses on loans was $1.1 million and a $50 thousand benefit for credit losses on unfunded commitments, compared to a $200 thousand provision for credit losses on loans and a $110 thousand provision for credit losses on unfunded commitments for the three months ended September 30, 2025.

For the three months ended September 30, 2026, the increase in the provision for credit losses on loans compared to the prior year period primarily reflected the growth of the loan portfolio. For the three months ended September 30, 2026, the decrease in the provision for credit losses on unfunded commitments compared to the prior-year period was primarily due to a reduction in unfunded construction commitments.

For the nine months ended September 30, 2026, the provision for credit losses on loans was $2.4 million and the provision for credit losses on unfunded commitments was $380 thousand compared to a $955 thousand provision for credit losses on loans and a $45 thousand provision for credit losses on unfunded commitments for the nine months ended September 30, 2025.

For the nine months ended September 30, 2026, the increase in the provision for credit losses on loans compared to the prior year period was primarily due to higher loan growth during the period. For the nine months ended September 30, 2026, the increase in the provision for unfunded commitments compared to the prior-year period was due to growth in originations within the portfolio, specifically in commercial construction commitments.

The provision for credit losses derives from the reserve required from the allowance for credit losses calculation. The Company continued provisioning for nine months ended September 30, 2026 to maintain an allowance level that management deemed adequate.

For a discussion on the allowance for credit losses, see “Allowance for credit losses”, located in the comparison of financial condition section of management’s discussion and analysis contained herein.

Other income

Total non-interest income increased $1.0 million, or 20%, to $6.1 million for the third quarter of 2026 compared to $5.1 million for the third quarter of 2025. The increase included $0.4 million of higher wealth management revenue and a $0.3 million gain on the sale of bank property. Commercial loan fee income also increased $0.2 million, primarily attributable to a prepayment penalty recognized during the quarter.

Total non-interest income for the nine months ended September 30, 2026 was $16.8 million, an increase of $1.4 million, or 9%, from $15.4 million for the nine months ended September 30, 2025. The increase was primarily due to $1.0 million growth in wealth management revenue. Additionally, the Company saw increases of $0.3 million in fees from commercial loans with interest rate hedges and $0.4 million in service charges on commercial loans during the nine months ended September 30, 2026 compared to the same 2025 period. Partially offsetting the increase in non-interest income was a decrease of $0.6 million in gains from sold loans primarily due to a $0.5 million gain on the sale of a commercial loan during the nine months ended September 30, 2025.

Operating expenses

Non-interest expenses increased $1.5 million, or 10%, for the third quarter of 2026 to $16.1 million from $14.6 million for the same quarter of 2025. The increase in non-interest expenses was attributed to added salaries and benefits expense of $0.6 million, primarily reflecting higher staffing levels to support business growth and strategic initiatives. Additionally, the Company experienced increases of $0.4 million in premises and equipment expenses primarily due to costs for software and subscriptions and depreciation. Donations expense increased $0.3 million in the third quarter of 2026 compared to the same period in the prior year, primarily reflecting a one-time charitable contribution. Despite the increase in non-interest expense, the efficiency ratio improved to 56.11% from 60.17% in the prior-year period, reflecting improved operating leverage.

Non-interest expenses increased to $47.3 million for the nine months ended September 30, 2026, an increase of $3.4 million, or 8%, from $43.9 million for the nine months ended September 30, 2025. Salaries and benefits expense increased $1.8 million due to an increase in the number of bankers in the nine months ended September 30, 2026, compared to the same period in 2025. Additionally, the Company experienced an increase of $0.6 million in premises and equipment expenses primarily due to new technology and higher software costs. Donations expense increased $0.5 million compared to the prior-year period, primarily due to a $0.3 million contribution made to the Fidelity D & D Charitable Foundation. Professional services expense increased $0.4 million primarily attributable to improvement initiatives throughout the bank and relocation-related costs incurred in connection with the transition of bankers to the Company's new corporate headquarters, which was completed in the third quarter of 2026.

The expense ratios (non-GAAP) were 1.38% and 1.39% (1) for the three months ended September 30, 2026 and 2025, respectively, and 1.41% and 1.39% (1) for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the expense ratio during the third quarter of 2026, compared to the third quarter of 2025, was due to stronger growth in non-interest income and average total assets which more than absorbed the increase in non-interest expense. For the nine months ended September 30, 2026 compared to the same 2025 period, the increase in the expense ratio was primarily a result of a higher pace of growth of non-interest expense. The efficiency ratios (non-GAAP) decreased from 60.17% to 56.11% (1) for the three months ended September 30, 2025 and 2026, respectively, and 61.00% to 57.90% (1)  for the nine months ended September 30, 2025 and 2026, respectively. The decrease in the efficiency ratio for both the third quarter of 2026 and year-to-date 2026, compared to the same 2025 periods, were due to net interest income increasing faster than non-interest expenses.

Provision for income taxes

The provision for income taxes increased $0.6 million during the three months ended September 30, 2026 compared to the same period in 2025 primarily due to a $2.2 million increase in income before taxes. The provision for income taxes increased $0.8 million during the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to a $4.8 million increase in income before taxes. Partially offsetting the increase in income tax expense was approximately $0.5 million of benefit associated with purchased renewable energy tax credits. The Company's effective tax rate was 15.6% at September 30, 2026 compared to 15.4% at September 30, 2025. The difference between the effective rate and the enacted statutory corporate rate of 21% is due mostly to the recognition of this $0.5 million discount in the first nine months of 2026 along with the effect of tax-exempt income in relation to the level of pre-tax income.

During the fourth quarter of 2026, the Company anticipates recognizing approximately $0.8 million of federal historic tax credits, which are expected to partially offset the increase in the income tax provision. In addition, the Company is actively pursuing opportunities to purchase discounted Section 45X advanced manufacturing production tax credits prior to year-end for utilization up to 75% of 2026 federal income tax.

(1) See Non-GAAP Financial Measures beginning on page 44.

Comparison of financial condition at

 September 30, 2026 and December 31, 2025

Overview

The Company’s total assets had a balance of approximately $3.0 billion as of September 30, 2026, an increase of $280.3 million from December 31, 2025. The increase resulted from $261.7 million of net growth in the loans and leases portfolio as of September 30, 2026 compared to December 31, 2025. Cash and cash equivalents increased $25.5 million over the same period. Asset growth was partially offset by a decrease of $10.7 million in the investment portfolio. Deposit growth of $142.9 million and short-term borrowings of $132.7 million were utilized to fund loan growth.

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

At the time of purchase, management classifies investment securities into one of three categories: trading, available-for-sale (AFS) or held-to-maturity (HTM). To date, management has not purchased any securities for trading purposes. Some of the securities the Company purchases are classified as AFS even though there is no immediate intent to sell them. The AFS designation affords management the flexibility to sell securities and position the balance sheet in response to capital levels, liquidity needs or changes in market conditions. Debt securities designated as AFS are carried at fair value on the consolidated balance sheets with unrealized gains and losses, net of deferred income taxes, reported within shareholders’ equity as a component of accumulated other comprehensive income (AOCI). Securities designated as HTM are carried at amortized cost and represent debt securities that the Company has the ability and intent to hold until maturity. For the nine months ended September 30, 2026, AOCI decreased by $9.7 million primarily due to the change in fair value of the Company's investment securities.

As of September 30, 2026, the carrying value of held-to-maturity securities was $228.5 million, net of $10.5 million in remaining transferred discount.

As of September 30, 2026, the carrying value of investment securities amounted to $513.3 million, or 17% of total assets, compared to $523.9 million, or 19% of total assets, as of December 31, 2025. On September 30, 2026, 30% of the carrying value of the investment portfolio was comprised of U.S. Government Sponsored Enterprise (GSE) residential mortgage-backed securities (RMBS) that amortize and provide monthly cash flow that the Company can use for reinvestment, loan demand, unexpected deposit outflow, facility expansion or operations. The residential mortgage-backed securities portfolio includes only pass-through bonds issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association (GNMA). On September 30, 2026, 5% of the carrying value of the investment portfolio was comprised of GSE commercial mortgage-backed securities (CMBS). These securities are collateralized by loans secured by income-producing commercial real estate and provide periodic cash flows that may be used by the Company for reinvestment, funding loan demand, managing unexpected deposit outflows, facility expansion or operations.

The Company’s municipal (obligations of states and political subdivisions) portfolio is comprised of tax-free municipal bonds with a carrying value of $179.5 million ($155.8 million including the remaining net unrealized loss transferred on HTM securities) and taxable municipal bonds with a carrying value of $81.6 million ($75.7 million including the remaining net unrealized loss transferred on HTM securities). The overall credit ratings of these municipal bonds were as follows: 36% AAA, 62% AA, and 1% A. For municipal securities HTM, the Company utilized a third-party model to analyze whether a credit loss reserve is needed for these bonds. The amount of the credit loss reserve calculated was immaterial because of the underlying strong credit quality of the municipal portfolio.

As of September 30, 2026, the carrying value of total investments decreased $10.7 million, or 2%, compared to December 31, 2025. The decline was primarily due to negative changes in fair value coupled with $16.4 million in paydowns and the sale of $5.8 million in available-for-sale securities. The Company attempts to maintain a well-diversified and proportionate investment portfolio that is structured to complement the strategic direction of the Company. Its growth typically supplements the lending activities but also considers the current and forecasted economic conditions, the Company’s liquidity needs and interest rate risk profile, to the extent possible.

A comparison of investment securities at September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026				December 31, 2025
(dollars in thousands)	Amount	%	Book yield	Reprice term (years)	Amount	%	Book yield	Reprice term (years)
HTM securities:
Obligations of states & political subdivisions - tax exempt	$83,654	16.3%	2.1%	18.1	$83,606	16.1%	2.1%	18.8
Obligations of states & political subdivisions - taxable	60,404	11.8	2.1	8.6	60,113	11.4	2.1	9.3
Agency - GSE	84,486	16.5	1.4	3.7	83,620	15.9	1.4	4.4
Total HTM securities	$228,544	44.5%	1.8%	10.3	$227,339	43.4%	1.8%	11.1
AFS debt securities:
Commercial MBS - GSE (fixed)	$20,620	4.0%	5.1%	4.3	$-	-%	-%	-
Commercial MBS - GSE (float)	2,800	0.5	4.3	0.1	-	-	-	-
Residential MBS - GSE	154,108	30.0	2.1	5.5	169,165	32.3	2.0	5.4
Obligations of states & political subdivisions - tax exempt	72,110	14.1	2.4	17.6	87,116	16.6	2.4	17.0
Obligations of states & political subdivisions - taxable	15,313	3.0	1.5	2.9	15,704	3.0	1.4	3.6
Agency - GSE	17,775	3.5	1.1	2.7	24,622	4.7	1.1	2.8
Corporate debt	2,000	0.4	7.3	5.3	-	-
Total AFS debt securities	$284,726	55.5%	2.4%	8.4	$296,607	56.6%	2.0%	8.5
Total securities	$513,270	100.0%	2.1%	9.2	$523,946	100.0%	1.9%	9.6

The investment securities portfolio contained no private label mortgage-backed securities, collateralized mortgage obligations, collateralized debt obligations, or trust preferred securities.

The AFS securities had a net unrealized loss of $50.5 million and $36.4 million as of September 30, 2026 and December 31, 2025, respectively. The direction and magnitude of the change in value of the Company’s investment portfolio is attributable to the direction and magnitude of the change in interest rates along the treasury yield curve. Generally, the values of debt securities move in the opposite direction of the changes in interest rates. As interest rates along the treasury yield curve rise, especially at the intermediate and long end, the values of debt securities tend to decline. Whether or not the value of the Company’s investment portfolio will change above or below its amortized cost will be largely dependent on the direction and magnitude of interest rate movements and the duration of the debt securities within the Company’s investment portfolio. Management does not consider the reduction in value attributable to changes in credit quality. Correspondingly, when interest rates decline, the market values of the Company’s debt securities portfolio could be subject to market value increases.

As of September 30, 2026, the Company had $401.8 million in public deposits, or 15% of total deposits. Pennsylvania state law requires the Company to maintain pledged securities on public and trust deposits or otherwise obtain a FHLB letter of credit or FDIC insurance for these customers. The Company also pledges securities for derivative instruments and certain borrowed funds. As of September 30, 2026, the balance of pledged securities required was $380.4 million, or 74% of total securities.

Quarterly, management performs a review of the investment portfolio to determine the causes of declines in the fair value of each security. The Company uses inputs provided by independent third parties to determine the fair value of its investment securities portfolio. Inputs provided by the third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether credit losses on debt securities exist. Considerations such as the Company’s intent and ability to hold the securities until or sell prior to maturity, recoverability of the invested amounts over the intended holding period, the length of time and the severity in pricing decline below cost, the interest rate environment, the receipt of amounts contractually due and whether or not there is an active market for the securities, for example, are applied, along with an analysis of the financial condition of the issuer for management to make a realistic judgment of the probability that the Company will be unable to collect all amounts (principal and interest) due in determining whether a security has credit losses. If a decline in value is deemed to be a credit loss, a contra-asset is recorded on both HTM and AFS securities, limited by the amount that the fair value is less than the amortized cost basis. During the nine months ended September 30, 2026, the Company did not incur any credit losses on debt securities from its investment securities portfolio.

During the first nine months of 2026, the Company sold five available-for-sale securities with the intention of replacing the holdings with better yielding bonds. The Company recognized a loss of $0.6 million as the amortized cost was $5.8 million compared to the sales proceeds of $5.2 million. These sales were undertaken as part of the ongoing management strategy of improving margin and focusing on more effective interest earning assets.

During the first nine months of 2026, the Company purchased fifteen available-for-sale securities with an aggregate carrying value of $31.8 million, consisting of residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS). The purchases were made as part of the Company’s ongoing investment portfolio management strategy to replace lower-yielding securities with higher-yielding investments, enhance net interest margin, and increase collateral availability to secure public fund deposits. During the same period, the Company also purchased a $2.0 million corporate subordinated note with a ten-year maturity.

Restricted investments in bank stock

Investment in FHLB stock is required for membership in the organization and is carried at cost since there is no market value available. The amount the Company is required to invest is dependent upon the relative size of outstanding borrowings the Company has with the FHLB. Excess stock is repurchased from the Company at par if the amount of borrowings decline to a predetermined level. In addition, the Company earns a return or dividend based on the amount invested. The balance in FHLB stock was $7.7 million and $4.3 million as of September 30, 2026 and December 31, 2025, respectively. The dividends received from the FHLB totaled $276 thousand and $235 thousand for the nine months ended September 30, 2026 and 2025, respectively. Atlantic Community Bankers Bank (ACBB) stock totaled $82 thousand as of September 30, 2026 and December 31, 2025.

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

As of September 30, 2026 and December 31, 2025, loans HFS consisted of residential mortgages with carrying amounts of $0.4 million and $0.6 million, respectively, which approximated their fair values. During the nine months ended September 30, 2026, residential mortgage loans with principal balances of $38.8 million were sold into the secondary market and the Company recognized net gains of $0.6 million, compared to $47.4 million and $0.7 million, respectively, during the nine months ended September 30, 2025.

The Company retains mortgage servicing rights (MSRs) on loans sold into the secondary market. MSRs are retained so that the Company can foster relationships and opportunities with those customers. At September 30, 2026 and December 31, 2025, the servicing portfolio balance of sold residential mortgage loans was $514.2 million and $513.6 million, respectively, with mortgage servicing rights of $1.0 million and $1.1 million for the same periods, respectively.

Loans and leases

As of September 30, 2026, the Company had gross loans and leases totaling $2.2 billion, an increase of $263.7 million, or 14%, compared to $1.9 billion at December 31, 2025.

During the nine months ended September 30, 2026, the growth in the portfolio was attributed primarily to a $282.5 million increase in the commercial portfolio and a $7.8 million increase in the residential portfolio, which was partially offset by the $26.8 million reduction in the consumer portfolio attributed to a strategic reduction in the auto portfolio.

As management continues to identify ways to optimize the Company’s balance sheet, the focus is to lend in areas that provide better risk-adjusted returns and improved opportunities to deepen relationships with our customers. This could result in a change in the composition of the loan portfolio in future periods.

The composition of the loan portfolio at September 30, 2026 and December 31, 2025 is summarized as follows:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	%	Amount	%
Commercial and industrial:
Commercial	$250,256	11.5%	$220,526	11.5%
Municipal	126,544	5.8	120,604	6.3
Commercial real estate:
Non-owner occupied	598,154	27.6	416,521	21.8
Owner occupied	399,273	18.3	340,808	17.8
Construction	63,451	2.9	56,684	3.0
Consumer:
Home equity installment	52,949	2.4	53,973	2.8
Home equity line of credit	70,243	3.2	70,195	3.7
Auto loans - Recourse	9,231	0.4	10,139	0.5
Auto loans - Non-recourse	26,204	1.2	43,852	2.3
Direct finance leases	14,777	0.7	19,666	1.0
Other	26,055	1.2	28,463	1.5
Residential:
Real estate	520,401	23.9	515,489	27.0
Construction	18,603	0.9	15,685	0.8
Gross loans	2,176,141	100.0%	1,912,605	100.0%
Less:
Allowance for credit losses	(22,391)		(20,168)
Unearned lease revenue	(1,089)		(1,454)
Net loans	$2,152,661		$1,890,983

Loans held-for-sale	$360		$573

Commercial & industrial (C&I) and commercial real estate (CRE)

As of September 30, 2026, the commercial portfolio increased by $282.5 million, or 24%, to $1.4 billion compared to the December 31, 2025 balance of $1.2 billion. The increase was due to growth of $246.9 million in commercial real estate loans and $35.6 million in commercial and industrial loans. The increased origination growth in the commercial portfolio was attributed to management's balance sheet optimization strategy to grow this segment of the loan and lease portfolio.

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

For the nine months ended September 30, 2026, commercial and industrial (non-municipal) loans increased $29.7 million, or 13%, from $220.5 million at December 31, 2025 to $250.2 million at September 30, 2026, which was primarily due to a single origination totaling $12.4 million and two originations to a single borrower totaling $5.1 million during the first quarter, a single origination totaling $4.0 million during the second quarter, and standard originations and advances outpacing scheduled payments and curtailments.

Municipal loans are secured by the full faith and credit of respective local government units located in the Commonwealth of Pennsylvania authorized in accordance with the Local Government Unit Debt Act. These loans have a long history of performance within contractual terms with minimal defaults noted.

For the nine months ended September 30, 2026, municipal loans increased $5.9 million, or 5%, from $120.6 million at December 31, 2025, to $126.5 million at September 30, 2026, which was attributed to two loans to a single municipal borrower totaling $2.9 million during the second quarter, a single origination to a municipal borrower totaling $3.0 million during the third quarter, and standard portfolio growth offset by payments and curtailments.

Commercial real estate loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions and the complexities involved in valuing the underlying collateral whose values tend to move inversely with interest rates. These loans are secured with mortgages, or commercial real estate mortgages (CREM) against the subject property. In underwriting commercial real estate construction loans, the Company performs a robust analysis of the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the project using feasibility studies, market data, etc. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers consistent with Uniform Standards of Professional Appraisal Practice (USPAP) standards and compliant with Financial Institutions Reform, Recovery, and Enforcement Act (FIRREA). Management continues to monitor the increased growth in commercial real estate lending relative to capital, including non-owner occupied CRE, through Board-approved policy limits, stress testing, risk-rating migration, debt-service coverage and loan-to-value monitoring. Asset quality within the portfolio remained strong at September 30, 2026. At September 30, 2026, the commercial real estate portfolio was 49% of total loans outstanding compared to 43% at December 31, 2025.

For the nine months ended September 30, 2026, owner occupied commercial real estate loans increased $58.5 million, or 17%, from $340.8 million on December 31, 2025, to $399.3 million at September 30, 2026, due to three originations to three separate commercial real estate owner occupied borrowers totaling $11.1 million during the first quarter, a single origination totaling $6.6 million during the second quarter, a $7.9 million construction loan that stabilized during the second quarter, and was converted to owner occupied commercial real estate, three originations to three separate commercial real estate owner occupied borrowers totaling $21.1 million during the third quarter, and general portfolio growth.

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

The Company maintains a well-diversified non-owner occupied commercial real estate portfolio with no material concentration to any property type. The chart below describes the purpose for the types of exposure contained within the loan portfolio for non-owner-occupied commercial real estate loans at September 30, 2026 compared to December 31, 2025:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate non-owner occupied:
1-4 Family	$53,081	8.87%	$46,379	11.13%
Multifamily	95,606	15.98%	50,533	12.13%
Industrial	74,441	12.45%	47,873	11.49%
Mixed Use	73,053	12.21%	60,430	14.52%
Retail	114,546	19.16%	67,498	16.21%
Land	28,435	4.75%	25,532	6.13%
Special Purpose	58,620	9.80%	41,731	10.02%
Hotel	29,152	4.87%	28,885	6.93%
Office	71,220	11.91%	47,660	11.44%
Total	$598,154	100.00%	$416,521	100.00%

For the nine months ended September 30, 2026, non-owner occupied commercial real estate loans increased $181.7 million, or 44%, from $416.5 million on December 31, 2025, to $598.2 million on September 30, 2026. The increase was primarily driven by the origination of a $37 million loan in the first quarter, of which $15 million was sold to a participating bank in the second quarter, a $19.6 million loan to a single borrower in the first quarter, six originations to six separate commercial real estate non owner occupied borrowers totaling $36.8 million during the second quarter, $23.0 million in construction loans that stabilized and were converted to non-owner occupied commercial real estate, six originations to six separate commercial real estate non owner occupied borrowers totaling $61.3 million during the third quarter, and standard portfolio growth.

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

In the table above, office space comprised $71.2 million and special purpose comprised $58.6 million in outstanding amounts as of September 30, 2026, respectively. The office segment mainly has suburban medical and suburban professional third-party tenants. The special purpose segment includes self-storage facilities, assisted living facilities, nursing homes, and parking garages.

Construction lending consists of commercial and residential site development loans, as well as commercial building construction and residential housing construction loans. Most construction loans are lent to well-established developers with a proven track record and strong business and guaranteed with owners’ personal financial conditions. As of September 30, 2026, the commercial real estate construction portfolio had a balance of $63.5 million and consisted of $43.0 million, or 68%, of non-owner-occupied loans and $20.4 million, or 32%, of owner-occupied loans.

For the nine months ended September 30, 2026, commercial real estate construction loans increased $6.8 million, or 12%, from $56.7 million on December 31, 2025 to $63.5 million at September 30, 2026. This increase was attributed to $23.9 million in commercial construction commitments originated during the year and $19.2 million increase in commitments booked prior to September 30, 2026. This increase was partially offset by $34.2 million in projects that stabilized and were converted to owner and non-owner commercial real estate loans during the nine months ended September 30, 2026 and $2.1 million in principal paydowns on commitments booked prior to December 31, 2025.

Consumer

The consumer loan portfolio consisted of home equity installment, home equity line of credit, non-recourse auto loans, recourse auto loans, direct finance leases and other consumer loans.

The consumer loan portfolio decreased by $26.8 million, or 12%, from $226.3 million at December 31, 2025 to $199.5 million at September 30, 2026, primarily due to a management strategic determination to reduce the indirect auto portfolio based on payoffs with minimal originations, resulting in a $23.4 million reduction coupled with a $2.4 million reduction in the consumer other portfolio and a $1.0 million reduction in the home equity installment portfolio. For the remainder of 2026, the Company expects maturities of approximately $5.4 million in the dealer portfolio with minimal originations.

Residential

For the nine months ended September 30, 2026, the residential loan portfolio increased by $7.8 million from $531.2 million at December 31, 2025 to $539.0 million at September 30, 2026 due to general portfolio growth.

The residential loan portfolio consisted primarily of held-for-investment residential loans for primary residences, including $419 million in fixed-rate and $101 million in adjustable-rate mortgages as of September 30, 2026.

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

The following tables set forth the activity in the allowance for credit losses on loans and certain key ratios for the period indicated:

(dollars in thousands)	As of and for the nine months ended September 30, 2026		As of and for the twelve months ended December 31, 2025		As of and for the nine months ended September 30, 2025

Balance at beginning of period	$20,168		$19,666		$19,666

Charge-offs:
Commercial and industrial	(1)		(376)		(353)
Commercial real estate	(45)		(56)		-
Consumer	(201)		(423)		(321)
Residential	-		(73)		(74)
Total	(247)		(928)		(748)

Recoveries:
Commercial and industrial	7		156		153
Commercial real estate	2		65		65
Consumer	77		136		109
Residential	-		18		18
Total	86		375		345
Net charge-offs	(161)		(553)		(403)
Provision for credit losses on loans	2,384		1,055		955
Balance at end of period	$22,391		$20,168		$20,218

Allowance for credit losses to total loans	1.03%		1.06%		1.06%
Net charge-offs to average total loans outstanding	0.01%		0.03%		0.03%
Average total loans	$2,039,312		$1,866,637		$1,846,171
Loans 30 - 89 days past due and accruing	$1,650		$3,026		$8,775
Loans 90 days or more past due and accruing	$-		$-		$-
Non-accrual loans	$2,566		$1,892		$2,600
Allowance for credit losses to non-accrual loans	8.72	x	10.66	x	7.78	x
Allowance for credit losses to non-performing loans	8.72	x	10.66	x	7.78	x

For the nine months ended September 30, 2026, the allowance increased $2.2 million, or 11%, from $20.2 million at December 31, 2025 to $22.4 million at September 30, 2026. The increase in the allowance was based on the provisioning of $2.4 million as a result of current year loan growth partially offset by net charge-offs of $161 thousand.

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

Key loss driver assumptions used in the allowance estimate included the median Federal Open Market Committee (FOMC) National Gross Domestic Product (GDP) and unemployment rate forecasts, the Federal Housing Finance Agency (FHFA) House Price Index (HPI), prepayment and curtailment rates, and estimated remaining loan lives. Although key loss driver assumptions used in the ACL estimate remained largely stable from the estimate as of December 31, 2025 to the estimate as of September 30, 2026, the ACL on absolute terms increased based on growth in the loan and lease portfolio, changes in the composition of the portfolio, slower prepayment and curtailment rates, and less favorable economic forecasts.

Qualitative factors for the ACL estimate as of September 30, 2026 saw a general decrease compared to December 31, 2025 based on reduction in the qualitative factor for the improvement in the levels of and trends in delinquencies and non-accrual loans, specifically in the residential portfolio.

Net charge-offs, among major categories of loans, are as follows for the periods indicated:

(dollars in thousands)	For the nine months ended September 30, 2026	% of Total Net Charge-offs	For the nine months ended September 30, 2025	% of Total Net Charge-offs
Net charge-offs
Commercial and industrial	$6	(4)%	$(200)	50%
Commercial real estate	(43)	27	65	(16)
Consumer	(124)	77	(212)	53
Residential	-	-	(56)	13
Total net charge-offs	$(161)	100%	$(403)	100%

For the nine months ended September 30, 2026, net charge-offs against the allowance totaled $161 thousand compared with net charge-offs of $403 thousand for the nine months ended September 30, 2025, representing a $242 thousand decrease. Net charge-offs were 2 basis points lower as a percentage of the total loan portfolio at 0.01% for the nine months ended September 30, 2026 compared to 0.03% for the same 2025 period.

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

The allowance among major categories of loans for the periods indicated, as well as the percentage of loans in each category to total loans, is summarized in the following table. This table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions, or indication of future charge-off trends. When present, the portion of the allowance designated as unallocated is within the Company’s guidelines:

	September 30, 2026			December 31, 2025			September 30, 2025
		% of	Category		% of	Category		% of	Category
		Total	% of		Total	% of		Total	% of
(dollars in thousands)	Allowance	Allowance	Loans	Allowance	Allowance	Loans	Allowance	Allowance	Loans
Category
Commercial real estate	$10,222	46%	49%	$8,806	44%	43%	$9,139	45%	43%
Commercial and industrial	3,023	14	17	2,731	14	18	2,490	12	17
Consumer	2,238	10	9	2,173	10	11	2,074	11	12
Residential real estate	6,887	30	25	6,404	32	28	6,471	32	28
Unallocated	21	-	-	54	-	-	44	-	-
Total	$22,391	100%	100%	$20,168	100%	100%	$20,218	100%	100%

As of September 30, 2026, the commercial real estate loan portfolio comprised 46% of the total allowance for credit losses, up 2 percentage points from December 31, 2025. As of September 30, 2026, the commercial real estate loan portfolio was 49% of the total loan and lease portfolio indicative of a lower relative reserve, which is attributed to the shorter average duration.

As of September 30, 2026, the commercial and industrial portfolio comprised 14% of the total allowance for credit losses, unchanged from December 31, 2025. As of September 30, 2026, the commercial and industrial portfolio was 17% of the total loan and lease portfolio indicative of a lower relative reserve, which is attributed to the shorter average duration of this portfolio and lower relative risk, specifically from the municipal portfolio.

As of September 30, 2026, the consumer portfolio comprised 10% of the total allowance for credit losses, unchanged from December 31, 2025. As of September 30, 2026, the consumer portfolio is 9% of the total loan and lease portfolio which is attributed to higher relative risk, specifically from the consumer other portfolio.

As of September 30, 2026, the residential portfolio comprised 30% of the total allowance for credit losses, down 2 percentage points from December 31, 2025. As of September 30, 2026, the residential portfolio is 25% of the total loan and lease portfolio indicative of a higher relative reserve, which is attributed to the longer average duration and inherent risk of the portfolio.

As of September 30, 2026, the unallocated reserve, representing the portion of the allowance not specifically identified with a loan or groups of loans, was less than 1% of the total allowance for credit losses, unchanged from December 31, 2025.

Non-performing assets

The Company defines non-performing assets as accruing loans past due 90 days or more, non-accrual loans, other real estate owned (ORE) and repossessed assets.

The following table sets forth non-performing assets data as of the period indicated:

(dollars in thousands)	September 30, 2026	December 31, 2025	September 30, 2025

Loans past due 90 days or more and accruing	$-	$-	$-
Non-accrual loans	2,566	1,892	2,600
Total non-performing loans	2,566	1,892	2,600
Other real estate owned and repossessed assets	-	326	420
Total non-performing assets	$2,566	$2,218	$3,020

Total loans, including loans held-for-sale	$2,175,412	$1,911,724	$1,914,893
Total assets	$3,028,419	$2,748,058	$2,736,750
Non-accrual loans to total loans	0.12%	0.10%	0.14%
Non-performing loans to total loans	0.12%	0.10%	0.14%
Non-performing assets to total assets	0.08%	0.08%	0.11%

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

Non-performing assets represented 0.08% of total assets at September 30, 2026 compared with 0.08% at December 31, 2025. The $348 thousand, or 16%, increase in non-performing assets was due to an increase of $674 thousand in nonaccrual loans partially offset by a $326 thousand decrease in other real estate owned.

As of September 30, 2026, there were a total of 28 non-accrual loans to 20 unrelated borrowers with balances that ranged from less than $1 thousand to $0.6 million, or $2.6 million in the aggregate. On December 31, 2025, there were a total of 24 non-accrual loans to 21 unrelated borrowers with balances that ranged from less than $1 thousand to $0.4 million, or $1.9 million in the aggregate.

There were no loans past due 90 days or more and accruing as of September 30, 2026 and December 31, 2025.

The Company seeks payments from all past due customers through an aggressive customer communication process. Unless well-secured and in the process of collection, past due loans will be placed on non-accrual at the 90-day point when it is deemed that a customer is non-responsive and uncooperative to collection efforts.

The composition of non-performing loans as of September 30, 2026 is as follows:

		Past due
	Gross	90 days or	Non-	Total non-	% of
	loan	more and	accrual	performing	gross
(dollars in thousands)	balances	still accruing	loans	loans	loans
Commercial and industrial:
Commercial	$250,256	$-	$280	$280	0.11%
Municipal	126,544	-	-	-	-
Commercial real estate:
Non-owner occupied	598,154	-	-	-	-
Owner occupied	399,273	-	961	961	0.24%
Construction	63,451	-	-	-	-
Consumer:
Home equity installment	52,949	-	689	689	1.30%
Home equity line of credit	70,243	-	203	203	0.29%
Auto loans-Recourse	9,231	-	12	12	0.13%
Auto loans-Non Recourse	26,204	-	-	-	-
Direct finance leases *	13,688	-	-	-	-
Other	26,055	-	-	-	-
Residential:
Real estate	520,401	-	421	421	0.08%
Construction	18,603	-	-	-	-
Loans held-for-sale	360	-	-	-	-
Total	$2,175,412	$-	$2,566	$2,566	0.12%

*Net of unearned lease revenue of $1.1 million.

Payments received from non-accrual loans are recognized on a cost recovery method. Payments are first applied to the outstanding principal balance, then to the recovery of any charged-off loan amounts. Any excess is treated as a recovery of interest income. If the non-accrual loans that were outstanding as of September 30, 2026 had been performing in accordance with their original terms, the Company would have recognized interest income with respect to such loans of $106 thousand.

Foreclosed assets held-for-sale

From December 31, 2025 to September 30, 2026, other real estate owned (ORE) decreased from $324 thousand to zero which was attributed to the sale of one residential property totaling $324 thousand.

The following table sets forth the activity in the ORE component of foreclosed assets held-for-sale:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	#	Amount	#

Balance at beginning of period	$324	1	$429	3
Additions	-	-	442	3
Pay downs	-	-	(2)	-
Write downs	-	-	-	-
Transfers	-	-	-	-
Sales	(324)	(1)	(545)	(5)
Balance at end of period	$-	-	$324	1

As of September 30, 2026, the Company had no properties in ORE.

As of September 30, 2026, the Company had no other repossessed assets. As of December 31, 2025, the Company had one other repossessed asset totaling $2 thousand which was a vehicle.

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

Premises and equipment

Net of depreciation, premises and equipment decreased $0.8 million during the first nine months of 2026 primarily due to a $9.0 million grant recorded that reduced construction in process. This decrease was coupled with $1.8 million in depreciation expense for the nine months ending September 30, 2026. Partially offsetting these decreases, the Company purchased $11.0 million in premises and equipment during the first nine months of 2026 primarily related to the new corporate center in downtown Scranton.

The Company has substantially completed the renovation of the new corporate headquarters located in downtown Scranton. On December 23, 2020, the Commonwealth of Pennsylvania authorized the first of three Redevelopment Assistance Capital Program (RACP) grant funding in the amount of $2.0 million, a second on December 6, 2021 in the amount of $2.0 million, and the final grant award on November 1, 2024 in the amount of $5.0 million, bringing the total RACP grant award to $9.0 million.  The Company recorded the $9.0 million RACP grants in the first nine months of 2026 which offset the total construction costs of the renovation and rehabilitation of the historic Scranton Electric Building. As of September 30, 2026, the Company incurred $29.9 million in costs for the corporate headquarters building which included: $25.0 million in construction related costs; $3.3 million in furniture, equipment, and signage costs; and $1.6 million in parking lot costs. The Company currently expects $1.9 million in remaining costs which is primarily construction. The historic nature of this building has qualified the Company for an estimated $4.3 million in state and federal historic tax credits. During 2025, the Company transferred its former downtown Scranton location to other assets held-for-sale and the sale of the former location was finalized in the third quarter of 2026.

The Company is in the process of constructing a new Palmer Township branch to continue to enhance our footprint in the Allentown – Bethlehem – Easton market area. The Company expects this project to be completed by the first quarter of 2027 and has incurred costs of $1.2 million for this construction through September 30, 2026.

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

The following table represents the components of deposits as of the date indicated:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	%	Amount	%

Interest-bearing checking	$718,631	27.5%	$674,412	27.3%
Savings and clubs	193,572	7.4	188,449	7.6
Money market	772,240	29.7	698,935	28.4
Certificates of deposit	332,559	12.7	352,976	14.3
Total interest-bearing	2,017,002	77.3	1,914,772	77.6
Non-interest bearing	593,270	22.7	552,581	22.4
Total deposits	$2,610,272	100.0%	$2,467,353	100.0%

Total deposits increased $142.9 million, or 6%, to $2.6 billion as of September 30, 2026, compared to $2.5 billion at December 31, 2025. Growth continues to be driven by expansion in primary consumer and business households and relationships, increased balances within existing relationships, and continued execution of relationship-based retention and growth strategies.

Key drivers of deposit growth include:

●	Money Market Accounts: Increased $73.3 million, primarily reflecting growth in business and public account balances.
●	Interest-Bearing Checking: Increased $44.2 million, primarily reflecting growth in public fund account balances.
●	Savings and Club Accounts: Increased $5.1 million, supported by the expansion of personal relationship-based savings products.
●	Non-Interest-Bearing Checking: Increased $40.7 million, led by business checking account growth.

These increases were partially offset by a decrease of $20.4 million in time deposits largely attributable to business accounts outflows to other various products.

Public deposit balances are expected to continue exhibiting seasonal variability, which may periodically moderate overall deposit growth. As of September 30, 2026, public fund deposit growth contributed $135.6 million to the increase in total deposits, reflecting one large new relationship and an increase in existing customers balances. The Company expects the public fund deposit growth to continue in the fourth quarter of 2026.

The Company utilizes the Certificate of Deposit Account Registry Service (CDARS) reciprocal program, ICS reciprocal program, and ModernFi reciprocal program to obtain FDIC insurance protection for clients who have large deposits that at times may exceed the FDIC maximum insured amount of $250,000. The Company had $1.5 million and $48.9 million in CDARS as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, ICS reciprocal deposits represented $119.2 million and $153.1 million, or 5% and 6%, respectively, of total deposits which are included in interest-bearing checking accounts in the table above. During the third quarter of 2026, the Company began offering ModernFi reciprocal deposits representing $58.3 million which are included in interest-bearing checking accounts in the table above.

As of September 30, 2026, total uninsured deposits were estimated to be $1.1 billion, or 43% of total deposits. The estimate of uninsured deposits is based on the same methodologies and assumptions used for regulatory reporting requirements. The Company aggregates deposit products by taxpayer identification number and classifies into ownership categories to estimate amounts over the FDIC insurance limit. As of September 30, 2026, the ratio of uninsured and non-collateralized deposits to total deposits was $732.2 million, or 28%. Collateralized deposits totaled $380.4 million, or 15%, of total deposits as of September 30, 2026.

The maturity distribution of certificates of deposit that meet or exceed the FDIC limit, by account, at September 30, 2026 is as follows:

(dollars in thousands)
Three months or less	$49,872
More than three months to six months	75,152
More than six months to twelve months	23,950
More than twelve months	2,785
Total	$151,759

Approximately 35% of the CDs, with a weighted-average interest rate of 3.40%, are scheduled to mature in 2026 and an additional 62%, with a weighted-average interest rate of 3.36%, are scheduled to mature in 2027. Given our relatively low reliance on CDs as a percentage of total deposits, the Company's strategy is to remain disciplined rather than interest rate led. The Company will utilize competitive CD offerings where they support funding and relationship objectives, while avoiding broad-based pricing that unnecessarily increases our cost of deposits. As rates evolve, management will continue to use targeted terms, relationship pricing, and selective retention offers to manage maturities and liquidity while protecting net interest margin. The Company continues to address maturing CDs on a relationship pricing basis, with both CD retention and promotional programs and a rate match when prudent to maintain relationships. For the nine months ended September 30, 2026, 88% of maturing CDs were retained in deposit products within the bank. The Company will consider the needs of the customers and simultaneously be mindful of the liquidity levels, borrowing rates and the interest rate sensitivity exposure of the Company.

Short-term borrowings

Borrowings are used as a complement to deposit generation as an alternative funding source whereby the Company will borrow under advances from the FHLB of Pittsburgh and other correspondent banks for asset growth and liquidity needs.

Short-term borrowings may include overnight balances with FHLB's line of credit and/or correspondent banks federal funds lines which the Company may need to fund daily liquidity needs such as deposit outflow, loan demand and operations. As of September 30, 2026, the Company utilized $132.7 million in short-term borrowings. The increase in short-term borrowings at September 30, 2026 primarily supported the Company's liquidity position, including funding associated with strong commercial loan growth and collateral requirements related to growth in public deposits. Management expects utilization of wholesale funding to fluctuate based on loan funding requirements, deposit flows and available on-balance-sheet liquidity. As of September 30, 2026, the Company had the ability to borrow $55.1 million from the Federal Reserve borrower-in-custody program, availability of $82.0 million in borrowings with the FHLB open-repo line of credit and $25.0 million from lines of credit with correspondent banks.

Secured borrowings

As of September 30, 2026, the Company had 4 secured borrowing agreements with third parties with a carrying value of $4.7 million compared to 5 secured borrowing agreements with third parties with a carrying value of $6.0 million at December 31, 2025, related to certain sold loan participations that did not qualify for sales treatment. Secured borrowings are expected to decrease through the remainder of 2026 from scheduled amortization and, when possible, early pay-offs.

FHLB advances

The Company had no FHLB advances as of September 30, 2026 and December 31, 2025. As of September 30, 2026, the Company had the ability to borrow up to $870.2 million from the FHLB, net of any overnight borrowings utilized. The Company does not expect to have any FHLB advances during 2026.

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

The Company’s contingency funding plan (CFP) sets a framework for handling liquidity issues in the event circumstances arise which the Company deems to be less than normal. The Company established guidelines for identifying, measuring, monitoring and managing the resolution of potentially serious liquidity crises. The CFP outlines required monitoring tools, acceptable alternative funding sources and required actions during various liquidity scenarios. Thus, the Company has implemented a proactive means for the measurement and resolution for handling potentially significant adverse liquidity conditions. At least quarterly, the CFP monitoring tools, current liquidity position and monthly projected liquidity sources and uses are presented and reviewed by the Company’s Asset/Liability Committee. As of September 30, 2026, the Company had not experienced any adverse issues that would give rise to its inability to raise liquidity in an emergency situation.

During the nine months ended September 30, 2026, the Company grew cash and cash equivalents by $25.5 million. During the same period, the Company’s operations provided $41.7 million mostly from $61.1 million of net cash inflow from the components of net interest income and a $7.4 million tax refund partially offset by net non-interest expense/income related payments of $26.4 million. Cash inflow from interest-earning assets, deposit growth and loan payments were used to fund the loan portfolio, invest in bank premises and equipment and make net dividend payments. The Company received a large amount of public deposits over the past few years. The seasonal nature of deposits from municipalities and other public funding sources requires the Company to be prepared for the inherent volatility and the unpredictable timing of cash outflow from this customer base, including maintaining the requirements to pledge investment securities. Accordingly, the use of short-term overnight borrowings could be used to fulfill funding gap needs. As of September 30, 2026, the Company had $92.5 million in unpledged securities.

During 2021 and 2022, the Company also experienced deposit inflow resulting from businesses and municipalities that received relief from the CARES Act, American Rescue Plan Act ("ARPA") and other government stimulus. As of September 30, 2026, the Company has approximately $11.8 million in remaining ARPA balances, a decrease of $4.6 million, or 28%, from $16.4 million at the end of 2025. The Company expects that the funds will be depleted by year end, as the expenditure deadline is December 31, 2026.

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

Lending commitments include commitments to originate loans and commitments to fund unused lines of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Unfunded commitments of existing loan facilities totaled $620.7 million, standby letters of credit totaled $39.4 million and the level of uninsured and non-collateralized deposits was $732.2 million at September 30, 2026. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As of September 30, 2026, the Company maintained $173.6 million in cash and cash equivalents and $285.1 million of investments AFS and loans HFS. Also, as of September 30, 2026, the Company had approximately $870.2 million available borrowing capacity from the FHLB, $25.0 million from correspondent banks, $55.1 million from the FRB, and $445.7 million from the IntraFi Network One-Way Buy program. The combined total of $1.9 billion represented 61% of total assets at September 30, 2026. Management believes this level of liquidity to be strong and adequate to support current operations.

Management believes available liquidity sources are sufficient to meet anticipated funding obligations, support projected growth, and address potential customary stress scenarios.

Capital

As of September 30, 2026, total shareholders' equity increased $8.1 million, or 3%, from December 31, 2025 due principally to net income of $24.2 million and $1.2 million associated with common stock issuance and restricted stock. This activity was partially offset by $7.6 million of cash dividends and a $9.7 million after-tax reduction in accumulated other comprehensive income. The Company’s dividend payout ratio, defined as the rate at which current earnings are paid to shareholders, was 31.25% as of September 30, 2026. The balance of earnings is retained to further strengthen the Company’s capital position.

As of September 30, 2026, available-for-sale securities had gross unrealized losses of $50.5 million, compared with gross unrealized losses of $36.5 million at December 31, 2025. The increase in unrealized losses primarily reflected changes in market interest rates and the fair value of the available-for-sale securities portfolio. Management believes that changes in fair value of the Company’s securities are due to changes in interest rates and market conditions, and not in the creditworthiness of the issuers.

Generally, when U.S. Treasury rates rise, investment securities’ pricing declines and fair values of investment securities also decline. During the period of declining rates, the Company expects pricing in the bond portfolio to improve. There is no assurance that future realized and unrealized losses will not be recognized from the Company’s portfolio of investment securities.

The tangible common equity (TCE) ratio (non-GAAP) was 7.54% and 7.69% for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026 and 2025, the held-to-maturity securities portfolio had $31.5 million and $20.8 million in unrealized losses, net of deferred taxes. If the TCE ratio was adjusted to include the unrealized losses on held-to-maturity securities, the adjusted TCE ratio (non-GAAP) would have been 6.50% and 6.93% (1) at September 30, 2026 and 2025, respectively.

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

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors. Although the Company qualifies as a small bank holding company and is not subject to consolidated regulatory capital requirements, consolidated capital ratios are presented for informational purposes. The Bank remains subject to the regulatory capital and prompt corrective action requirements presented below.

Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets. The guidelines require covered banking organizations to maintain a minimum ratio of total risk-based capital to total risk-weighted assets (Total Risk Adjusted Capital) of 8%, including Tier I common equity to total risk-weighted assets (Tier I Common Equity) of 4.5%, Tier I capital to total risk-weighted assets (Tier I Capital) of 6% and Tier I capital to average total assets (Leverage Ratio) of at least 4%. A capital conservation buffer, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements of 2.50%. As of September 30, 2026 and December 31, 2025, the Bank exceeded all capital adequacy requirements to which it was subject.

(1) See Non-GAAP Financial Measures beginning on page 44.

The following table depicts the actual and required capital and related capital ratios of the Company, on a consolidated basis, and the Bank as of September 30, 2026 and December 31, 2025. No amounts were deducted from capital for interest-rate risk in either 2026 or 2025.

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of September 30, 2026

Total capital (to risk-weighted assets)
Consolidated	$301,379	14.1%	≥	$171,040	8.0%	≥	$224,490	10.5%		N/A	N/A
Bank	$301,229	14.1%	≥	$171,033	8.0%	≥	$224,481	10.5%	≥	$213,791	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$277,308	13.0%	≥	$96,210	4.5%	≥	$149,660	7.0%		N/A	N/A
Bank	$277,158	13.0%	≥	$96,206	4.5%	≥	$149,654	7.0%	≥	$138,964	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$277,308	13.0%	≥	$128,280	6.0%	≥	$181,730	8.5%		N/A	N/A
Bank	$277,158	13.0%	≥	$128,275	6.0%	≥	$181,723	8.5%	≥	$171,033	8.0%

Tier I capital (to average assets)
Consolidated	$277,308	9.6%	≥	$115,030	4.0%	≥	$115,030	4.0%		N/A	N/A
Bank	$277,158	9.6%	≥	$115,029	4.0%	≥	$115,029	4.0%	≥	$143,786	5.0%

							For capital adequacy		To be well capitalized
			For capital				purposes with capital		under prompt corrective
	Actual		adequacy purposes				conservation buffer		action provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of December 31, 2025

Total capital (to risk-weighted assets)
Consolidated	$280,783	14.8%	≥	$151,947	8.0%	≥	$199,430	10.5%		N/A	N/A
Bank	$280,685	14.8%	≥	$151,932	8.0%	≥	$199,411	10.5%	≥	$189,916	10.0%

Tier 1 common equity (to risk-weighted assets)
Consolidated	$259,315	13.7%	≥	$85,470	4.5%	≥	$132,954	7.0%		N/A	N/A
Bank	$259,218	13.7%	≥	$85,462	4.5%	≥	$132,941	7.0%	≥	$123,445	6.5%

Tier I capital (to risk-weighted assets)
Consolidated	$259,315	13.7%	≥	$113,960	6.0%	≥	$161,444	8.5%		N/A	N/A
Bank	$259,218	13.7%	≥	$113,949	6.0%	≥	$161,428	8.5%	≥	$151,932	8.0%

Tier I capital (to average assets)
Consolidated	$259,315	9.3%	≥	$111,023	4.0%	≥	$111,023	4.0%		N/A	N/A
Bank	$259,218	9.3%	≥	$111,023	4.0%	≥	$111,023	4.0%	≥	$138,779	5.0%

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

To manage this interest rate sensitivity gap position, an asset/liability model commonly known as cumulative gap analysis is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or re-price within given time intervals. A positive gap (asset sensitive) indicates that more assets will re-price during a given period compared to liabilities, while a negative gap (liability sensitive) indicates the opposite effect. The Company employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO in gauging the effects of interest rate changes on interest-sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread. At September 30, 2026, the Company maintained a one-year cumulative gap of negative (liability sensitive) $47.5 million, or -1.6%, of total assets. The effect of this negative gap position provided a mismatch of assets and liabilities which may expose the Company to interest rate risk during periods of rising interest rates. Conversely, in a decreasing interest rate environment, net interest income could be positively impacted because more liabilities than assets will re-price downward during the one-year period.

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

The following table reflects the re-pricing of the balance sheet or “gap” position at September 30, 2026:

		More than three	More than
	Three months	months to	one year	More than
(dollars in thousands)	or less	twelve months	to three years	three years	Total

Cash and cash equivalents	$148,318	$-	$-	$25,288	$173,606
Investment securities (1)(2)	5,515	24,664	91,853	398,967	520,999
Loans and leases (2)	778,974	241,156	456,148	676,743	2,153,021
Fixed and other assets	-	-	-	180,793	180,793
Total assets	$932,807	$265,820	$548,001	$1,281,791	$3,028,419
Total cumulative assets	$932,807	$1,198,627	$1,746,628	$3,028,419

Non-interest-bearing transaction deposits (3)	$11,179	$33,537	$89,434	$459,120	$593,270
Interest-bearing transaction deposits (3)	695,049	54,528	141,483	793,383	1,684,443
Certificates of deposit	115,538	203,581	10,919	2,521	332,559
Secured borrowings	34	-	-	4,675	4,709
Short-term borrowings	132,708	-	-	-	132,708
Other liabilities	-	-	-	33,746	33,746
Total liabilities	$954,508	$291,646	$241,836	$1,293,445	$2,781,435
Total cumulative liabilities	$954,508	$1,246,154	$1,487,990	$2,781,435

Interest sensitivity gap	$(21,701)	$(25,826)	$306,165	$(11,654)
Cumulative gap	$(21,701)	$(47,527)	$258,638	$246,984

Cumulative gap to total assets	(0.7)%	(1.6)%	8.5%	8.2%
(1)	Includes restricted investments in bank stock and the net unrealized gains/losses on available-for-sale securities.
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

The following table illustrates the simulated impact of an immediate 200 basis points upward or downward movement in interest rates on net interest income, net income and the change in the economic value (portfolio equity). This analysis assumed that the adjusted interest-earning asset and interest-bearing liability levels at September 30, 2026 remained constant. The impact of the rate movements was developed by simulating the effect of the rate change over a twelve-month period from the September 30, 2026 levels:

	% change
	Rates +200	Rates -200
Earnings at risk:
Net interest income	(2.4)%	(2.0)%
Net income	(4.3)	(4.8)
Economic value at risk:
Economic value of equity	(2.8)	(4.5)
Economic value of equity as a percent of total assets	(0.5)	(0.8)

In the scenarios in the above table, the Board-approved policy has the following guidelines: net interest income within +/- 10%, net income within +/- 25%, economic value of equity within +/- 25%, economic value of equity as a percent of total assets within +/-5%.

Economic value has the most meaning when viewed within the context of risk-based capital. Therefore, the economic value may normally change beyond the Company’s policy guideline for a short period of time as long as the risk-based capital ratio (after adjusting for the excess equity exposure) is greater than 10%. At September 30, 2026, the Company’s risk-based capital ratio was 14.10%.

Although modeled interest rate risk exposures remain within Board-approved policy limits, management continues to evaluate balance sheet positioning and potential hedging strategies, with assistance from an independent third-party derivatives advisor, as part of its ongoing interest rate risk management process. The Company has a derivative policy in place and any balance sheet hedges require Board pre-approval along with quarterly monitoring requirements by the Company's ALCO Committee.

The table below summarizes estimated changes in net interest income over a twelve-month period beginning October 1, 2026, under alternate interest rate scenarios using the income simulation model described above:

	Net interest	$	%
(dollars in thousands)	income	variance	variance
Simulated change in interest rates
+300 basis points	$93,552	$(3,862)	(4.0)%
+200 basis points	95,065	(2,349)	(2.4)%
+100 basis points	95,980	(1,434)	(1.5)%
Flat rate	97,414	-	-%
-100 basis points	94,773	(2,641)	(2.7)%
-200 basis points	95,420	(1,994)	(2.0)%
-300 basis points	96,782	(632)	(0.6)%

Simulation models require assumptions about certain categories of assets and liabilities. The models schedule existing assets and liabilities by their contractual maturity, estimated likely call date or earliest re-pricing opportunity. Commercial and residential MBS – GSE securities and amortizing loans are scheduled based on their anticipated cash flow including estimated prepayments. For investment securities, the Company uses a third-party service to provide cash flow estimates in the various rate environments. Savings, money market and interest-bearing checking accounts do not have stated maturities or re-pricing terms and can be withdrawn or re-price at any time. This may impact the margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the re-pricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. The model reinvests all maturities, repayments and prepayments for each type of asset or liability into the same product for a new like term at current product interest rates. As a result, the mix of interest-earning assets and interest bearing-liabilities is held constant.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are effective. The Company made no changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the last fiscal quarter ended September 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

2.1 Agreement and Plan of Reorganization by and among Fidelity D & D Bancorp, Inc., Fidelity Bank, MNB Corporation and Merchants Bank of Bangor dated as of December 9, 2019. Incorporated by reference to Annex A of the Registrant’s Registration Statement No. 333-236453 on Form S-4, filed with the Commission on February 14, 2020. (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.)

2.2 Agreement and Plan of Reorganization by and among Fidelity D & D Bancorp, Inc., NEPA Acquisition Subsidiary, LLC, Fidelity Bank, Landmark Bancorp, Inc. and Landmark Community Bank dated as of February 25, 2021. Incorporated by reference to Annex A of the Registrant’s Registration No. 333-255479 on Form S-4, filed with the Commission on April 23, 2021. (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.)

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

*10.3 Amended and Restated Executive Employment Agreement between Fidelity D & D Bancorp, Inc., Fidelity Bank and Daniel J. Santaniello, dated March 23, 2011. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011.

*10.4 2012 Omnibus Stock Incentive Plan. Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.

*10.5 2012 Director Stock Incentive Plan. Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed with the SEC on March 30, 2012.

*10.6 Employment Agreement between Fidelity D & D Bancorp, Inc., Fidelity Bank and Salvatore R. DeFrancesco, Jr. dated as of March 17, 2016. Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2016.

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

*10.10 Employment Agreement between Fidelity D & D Bancorp, Inc., Fidelity Bank and Ruth Turkington dated as of April 20, 2023. Incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K filed with the SEC on March 20, 2024.

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

101 Interactive data files: The following, from Fidelity D&D Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, is formatted in Inline XBRL (eXtensible Business Reporting Language): Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025; Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025; Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025; Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2026 and 2025; Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025  and the Notes to the Consolidated Financial Statements. **

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Fidelity D & D Bancorp, Inc.

Date: November 6, 2026	/s/ Daniel J. Santaniello
Daniel J. Santaniello, President and Chief Executive Officer

Fidelity D & D Bancorp, Inc.

Date: November 6, 2026	/s/ Salvatore R. DeFrancesco, Jr.
Salvatore R. DeFrancesco, Jr., Treasurer and Chief Financial Officer